Form 10-Q
period 2005-06-30
BILL BARRETT CORP
filed 2005-08-09
CIK 1172139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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
Yes ☐ No ☑.
There were 43,419,136 shares of $.001 par value common stock outstanding on August 1, 2005.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

BILL BARRETT CORPORATION
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31,	June 30,
	2004	2005
	(in thousands, except share data)
Assets:
Current Assets:
Cash and cash equivalents	$99,926	$35,699
Accounts receivable	31,149	25,748
Prepayments and other current assets	4,625	4,975
Deferred income taxes	2,190	6,805

Total current assets	137,890	73,227
Property and Equipment — At cost, successful efforts method for oil and gas properties:
Proved oil and gas properties	517,210	630,935
Unevaluated oil and gas properties, excluded from amortization	137,605	162,383
Furniture, equipment and other	4,964	6,347

	659,779	799,665
Accumulated depreciation, depletion, amortization, and impairment	(107,614)	(182,433)

Total property and equipment, net	552,165	617,232
Deferred Income Taxes	3,081	12,029
Deferred Financing Costs and Other Assets	3,022	2,428

Total	$696,158	$704,916

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts payable and accrued liabilities	$37,392	$39,953
Amounts payable to oil and gas property owners	5,390	6,866
Production taxes payable	15,437	23,043
Derivative liability and other	3,887	16,899

Total current liabilities	62,106	86,761
Asset Retirement Obligations	11,806	13,144
Other Noncurrent Liabilities	2,514	8,130
Stockholders’ Equity:
Common stock, $0.001 par value; authorized 150,000,000 shares; 43,323,270 and 43,397,123 shares issued at December 31, 2004 and June 30, 2005 respectively, with 283,887 and 157,602 shares subject to restrictions, respectively	43	43
Additional paid-in capital	709,578	711,326
Accumulated deficit	(86,320)	(99,137)
Accumulated other comprehensive loss	(3,569)	(15,351)

Total stockholders’ equity	619,732	596,881

Total	$696,158	$704,916

See notes to consolidated financial statements.

BILL BARRETT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004*	2005
		(in thousands, except per share amounts)
Revenues:
Oil and gas production	$40,450	$53,962	$76,442	$104,647
Other	1,949	487	2,398	1,708

Total revenues	42,399	54,449	78,840	106,355
Operating Expenses:
Lease operating expense	4,174	4,413	7,187	8,894
Gathering and transportation expense	1,339	2,881	2,491	5,604
Production tax expense	5,189	6,419	9,565	13,029
Exploration expense	1,334	684	2,813	2,665
Impairment, dry hole costs and abandonment expense	278	38,990	281	43,675
Depreciation, depletion and amortization	18,580	19,177	31,002	38,954
General and administrative	5,532	6,656	10,808	13,033

Total operating expenses	36,426	79,220	64,147	125,854

Operating income (loss)	5,973	(24,771)	14,693	(19,499)
Other Income and Expense:
Interest income	67	502	128	1,041
Interest expense	(789)	(496)	(1,383)	(1,002)

Total other income and expense	(722)	6	(1,255)	39

Income (Loss) before Income Taxes	5,251	(24,765)	13,438	(19,460)
Provision for (Benefit from) Income Taxes	2,216	(8,894)	5,666	(6,643)

Net Income (Loss)	3,035	(15,871)	7,772	(12,817)
Less cumulative dividends on preferred stock	(4,805)	—	(9,338)	—

Net loss attributable to common stock	$(1,770)	$(15,871)	$(1,566)	$(12,817)

Net Loss Per Common Share, Basic and Diluted	$(1.27)	$(0.37)	$(1.18)	$(0.30)

Weighted Average Common Shares Outstanding, Basic and Diluted	1,397,796	43,186,922	1,325,686	43,136,115

*	As restated, see Note 10.
See notes to consolidated financial statements.

BILL BARRETT CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS (UNAUDITED)

					Accumulated
	Convertible		Additional		Other	Total
	Preferred	Common	Paid-In	Accumulated	Comprehensive	Stockholders’	Comprehensive
	Stock	Stock	Capital	Deficit	Loss	Equity	(Loss) Income
	(in thousands)
Balance — December 31, 2003	$51	$9	$251,633	$(8,966)	$(4,401)	$238,326

Issuance of Series B convertible preferred stock for cash	7	—	33,723	—	—	33,730	—
Exercise of options	—	—	52	—	—	52	—
Issuance of Series B convertible preferred stock for acquisition of mineral leasehold interests	—	—	322	—	—	322	—
Cancellation of Series A convertible preferred stock	—	—	(500)	—	—	(500)	—
Reverse stock split: 1-for-4.658	—	(7)	7	—	—	0	—
Proceeds from initial public offering (net of underwriters’ discount of $26,445)	—	15	347,290	—	—	347,305	—
Conversion of convertible note payable into common stock	—	—	1,900	—	—	1,900	—
Conversion of issued and outstanding Series A convertible preferred stock into common stock upon initial public offering	(6)	2	4	—	—	0	—
Conversion of issued and outstanding Series B convertible preferred stock into common stock upon initial public offering	(52)	24	28	—	—	0	—
Recognition of 7% cumulative dividend on Series B convertible stock in common stock	—	—	35,745	(35,745)	—	0	—
Recognition of deemed dividends related to the conversion of Series B convertible stock into common stock upon initial public offering	—	—	36,343	(36,343)	—	0	—
Stock-based compensation	—	—	3,031	—	—	3,031	—
Comprehensive (loss) income:
Net loss	—	—	—	(5,266)	—	(5,266)	(5,266)
Effect of derivative financial instruments, net of tax	—	—	—	—	832	832	832

Total comprehensive loss							$(4,434)

Balance — December 31, 2004	$0	$43	$709,578	$(86,320)	$(3,569)	$619,732

Exercise of options	—	—	290	—	—	290	—
Stock-based compensation	—	—	1,478	—	—	1,478	—
Other	—	—	(20)	—	—	(20)	—
Comprehensive loss:
Net loss	—	—	—	(12,817)	—	(12,817)	(12,817)
Effect of derivative financial instruments, net of tax	—	—	—	—	(11,782)	(11,782)	(11,782)

Total comprehensive loss							$(24,599)

Balance — June 30, 2005	$0	$43	$711,326	$(99,137)	$(15,351)	$596,881

See notes to consolidated financial statements.

BILL BARRETT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2004 *	2005
	(in thousands)
Operating Activities:
Net Income (Loss)	$7,772	$(12,817)
Adjustments to reconcile to net cash provided by operations:

Depreciation, depletion and amortization	31,002	38,954
Deferred income taxes	5,666	(6,643)
Impairment, dry hole costs and abandonment expense	281	43,675
Stock compensation and other non-cash charges	2,319	1,405
Amortization of deferred financing costs	207	563
Gain on sale of properties	(2,335)	(1,465)
Change in current assets and liabilities:
Accounts receivable	(6,476)	5,401
Prepayments and other current assets	(1,398)	(370)
Accounts payable, accrued and other liabilities	(1,817)	(3,112)
Amounts payable to oil and gas property owners	1,404	1,476
Production taxes payable	6,221	7,606

Net cash provided by operating activities	42,846	74,673
Investing Activities:
Additions to oil and gas properties	(80,553)	(144,315)
Additions of furniture, equipment and other	(914)	(1,405)
Proceeds from sale of properties	7,206	6,580

Net cash used in investing activities	(74,261)	(139,140)
Financing Activities:
Proceeds from debt	45,000	—
Principal payments on debt	(37,000)	—
Proceeds from sale of common and preferred stock	33,760	290
Deferred financing costs and other	(1,554)	(50)

Net cash provided by financing activities	40,206	240

Increase (Decrease) in Cash and Cash Equivalents	8,791	(64,227)
Beginning Cash and Cash Equivalents	16,034	99,926

Ending Cash and Cash Equivalents	$24,825	$35,699

*	As restated, see Note 10.
See notes to consolidated financial statements.

BILL BARRETT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
June 30, 2005
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
2. Summary of Significant Accounting Policies
     Basis of Presentation. The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Pursuant to the rules and regulations of the SEC, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting of normal and recurring accruals) considered necessary to present fairly our financial position as of June 30, 2005, the results of operations for the six and three months ended June 30, 2004 and 2005, and cash flows for the six months ended June 30, 2004 and 2005. Operating results for the six and three months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the full year because of the impact of fluctuations in prices received for natural gas and oil and other factors. For a more complete understanding of the Company’s operations, financial position and accounting policies, these consolidated financial statements and the notes thereto should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2004 previously filed with the SEC.
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
     The following table sets forth the net capitalized costs and associated accumulated depreciation, depletion and amortization, including impairments, relating to the Company’s natural gas and oil producing activities are summarized as follows (in thousands):

	As of	As of
	December 31, 2004	June 30, 2005
Proved properties	$258,387	$270,391
Wells and related equipment and facilities	216,335	299,924
Support equipment and facilities	38,890	53,258
Materials and supplies	3,598	7,362

Total proved oil and gas properties	517,210	630,935
Accumulated depreciation, depletion, amortization and impairment	(105,633)	(179,686)

Total proved oil and gas properties, net	$411,577	$451,249

Unevaluated properties	$97,099	$95,904
Wells and equipment in progress	40,506	66,479

Total unevaluated oil and gas properties, excluded from amortization	$137,605	$162,383

     The following table reflects the net changes in capitalized exploratory well costs for the six months ended June 30, 2005 (in thousands):

Beginning of period	$19,940
Additions to capitalized exploratory well costs pending the determination of proved reserves	81,649
Reclassifications to wells, facilities and equipment based on the determination of proved reserves	(41,761)
Exploratory well costs charged to impairment, dry hole costs and abandonment expense	(6,444)

End of period	$53,384

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
     During the quarter ended June 30, 2005, the Company recognized non-cash impairment charges of $36.3 million related to its proved oil and gas properties in the Wind River Basin. This was primarily a result of production from existing and recently drilled wells in the Cooper Reservoir field declining more rapidly than anticipated due to interference caused by infill drilling. Additionally, in the Talon field, production from exploratory wells was at a rate that did not justify the capital investment in those wells. The carrying amount of these properties was adjusted to fair value, which was determined based upon the present value of future cash flows, net of operating and development costs, discounted at various rates consistent with current market conditions at which similar types of properties are being traded.
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
     For awards granted while we were a nonpublic company (those granted prior to April 16, 2004, the date of which is defined by SFAS No. 123R as the date we became a public company as a result of making a filing with a regulatory agency in preparation for the sale of equity securities in a public market), we adopted SFAS No. 123R using the prospective transition method. Under the prospective transition method, we continue to account for awards granted prior to becoming a public company using the minimum value method described under APB Opinion No. 25. Accordingly, zero compensation expense was recorded upon adoption of SFAS No. 123R for those awards. Additionally, the calculated fair value of those awards using the minimum value method is not comparable to those options granted subsequent to April 16, 2004, for which a fair-value-based method was used.
     For awards granted after we were a public company (those granted subsequent to April 16, 2004), we adopted SFAS No. 123R using the modified prospective application effective October 1, 2004, whereby as of that date we began applying the provisions of SFAS No. 123R to new awards and to awards modified, repurchased, or cancelled on or after October 1, 2004. For awards granted after April 16, 2004 and before October 1, 2004, we recognized share-based employee compensation cost (as deferred compensation) based on the historical grant-date fair value as computed under SFAS No. 123 on October 1, 2004 for the portion of awards previously granted and for which the requisite service had not yet been rendered.
     During the six months ended June 30, 2005, the Company granted 169,500 options to purchase shares of common stock with a weighted average exercise price of $30.18 per share and 5,352 nonvested equity shares of common stock. For the three months ended June 30, 2005, the Company granted 114,000 options to purchase shares of common stock with a weighted average exercise price of $29.37 per share. Included within general and administrative expense is non-cash stock based compensation related to option and nonvested equity share awards of $2.2 million and $1.5 million for the six months ended June 30, 2004 and 2005, respectively, and $1.0 million and $0.8 million for the three months ended June 30, 2004 and 2005, respectively.
     Reclassifications. The Company reclassified $2.8 million related to geologic, geophysical and other exploration costs from cash used in investing activities to cash used in operating activities in the statements of cash flows for the six months ended June 30, 2004 to conform to the current year presentation.
     The Company reclassified $0.3 million and $0.3 million from exploration expense to impairment, dry hole costs and abandonment expense in the statements of operations for the three and six months ended June 30, 2004, respectively, to conform to the current year presentation.
     New Accounting Pronouncements. In March 2005, the FASB issued FASB Interpretation (“FIN”) No. 47, Accounting for Conditional Asset Retirement Obligations. This Interpretation clarifies the definition and treatment of conditional asset retirement obligations as discussed in FASB Statement No. 143, Accounting for Asset Retirement Obligations. A conditional asset retirement obligation is defined as an asset retirement activity in which the timing and/or method of settlement are dependent on future events that may be outside the control of a company. FIN 47 states that a company must record a liability when incurred for conditional asset retirement obligations if the fair value of the obligation is reasonably estimable. This Interpretation is intended to provide more information about long-lived assets, more information about future cash outflows for these obligations and more consistent recognition of these liabilities. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company does not believe that its financial position, results of operations or cash flows will be impacted by this Interpretation.

     On April 4, 2005, the FASB issued FASB Staff Position (“FSP”) FAS 19-1 Accounting for Suspended Well Costs. This staff position amends SFAS No. 19 and provides guidance about exploratory well costs to companies who use the successful efforts method of accounting. The position states that exploratory well costs should continue to be capitalized if: 1) a sufficient quantity of reserves are discovered in the well to justify its completion as a producing well and 2) sufficient progress is made in assessing the reserves and the well’s economic and operating feasibility. If the exploratory well costs do not meet both of these criteria, these costs should be expensed, net of any salvage value. Additional annual disclosures are required to provide information about management’s evaluation of capitalized exploratory well costs. In addition, the FSP requires the annual disclosure of: 1) net changes from period to period of capitalized exploratory well costs for wells that are pending the determination of proved reserves, 2) the amount of exploratory well costs that have been capitalized for a period greater than one year after the completion of drilling and 3) an aging of exploratory well costs suspended for greater than one year with the number of wells it related to. Further, the disclosures should describe the activities undertaken to evaluate the reserves and the projects, the information still required to classify the associated reserves as proved and the estimated timing for completing the evaluation. The guidance in this FSP is required to be applied to the first reporting period beginning after April 4, 2005 on a prospective basis to existing and newly capitalized exploratory well costs. The Company provided the disclosure requirements of this FSP in its Annual Report on Form 10-K for the year ended December 31, 2004 and will continue to provide the disclosures required by the FSP in future filings with the SEC.
     In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. Statement 154 changes the requirements for the accounting and reporting of a change in accounting principle. APB Opinion No. 20 previously required that most voluntary changes in an accounting principle be recognized by including the cumulative effect of the new accounting principle in net income of the period of the change. SFAS No. 154 now requires retrospective application of changes in an accounting principle to prior period financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The Statement is effective for fiscal years beginning after December 15, 2005. We do not expect the adoption of this statement will have a material impact on our financial statements.
3. Per Share Data and Earnings Per Share
     In connection with our IPO in December 2004, a common stock reverse split of 1-for-4.658 was effected. All share and per share amounts for periods prior to December 2004 reflect the reverse split.
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
     Net income attributable to common stock is calculated by reducing net income by dividends earned on preferred securities. For the three and six months ended June 30, 2004, Series B preferred dividends, whether or not declared or paid, were considered earned for purposes of these calculations. The Series A and Series B preferred stock and a convertible note that subsequently converted into Series A preferred stock were not included in the computation of earnings per share for the three and six months ended June 30, 2004 because their inclusion would have been anti-dilutive.
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

     The following table sets forth the calculation of basic and diluted earnings per share (in thousands except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2004	2005	2004	2005
Net income (loss)	$3,035	$(15,871)	$7,772	$(12,817)
Less cumulative dividends on preferred stock	(4,805)	n/a	(9,338)	n/a

Net income to be allocated	(1,770)	(15,871)	(1,566)	(12,817)
Less allocation of undistributed earnings to participating preferred stock	—	n/a	—	n/a

Net income attributable to common stock	(1,770)	(15,871)	(1,566)	(12,817)
Adjustments to net income for dilution	—	—	—	—

Net income adjusted for the effect of dilution	$(1,770)	$(15,871)	$(1,566)	$(12,817)

Basic weighted-average common shares outstanding in period	1,398	43,187	1,326	43,136
Add dilutive effects of stock options	—	—	—	—
Add dilutive effects of common stock subject to restrictions	—	—	—	—

Diluted weighted-average common shares outstanding in period	1,398	43,187	1,326	43,136

Basic loss per common share	$(1.27)	$(0.37)	$(1.18)	$(0.30)

Diluted loss per common share	$(1.27)	$(0.37)	$(1.18)	$(0.30)

4. Supplemental Disclosures of Cash Flow Information:
     Supplemental cash flow information is as follows (in thousands):

	Six Months Ended June 30,
	2004	2005
Cash paid for interest	$1,175	$401
Supplemental disclosures of noncash investing and financing activities:
Preferred stock issued for payment of oil and gas properties	322	—
Preferred stock returned in settlement to terminate an exploration agreement	(500)	—
Changes in current assets and liabilities that are reflected in investing activities	(3,165)	5,753
Net change in asset retirement obligations	1,244	866
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
     The Company was a party to various swap contracts for natural gas based on Northwest Pipeline Rocky Mountains (“NORRM”) and Colorado Interstate Gas Rocky Mountains (“CIGRM”) indexes during the six months ended June 30, 2004 and 2005. As a result, the Company recognized a reduction of natural gas production revenues related to these contracts of $2.5 million and $1.5 million for the quarters ended June 30, 2004 and 2005, respectively, and $4.8 million and $2.2 million for the six months ended June 30, 2004 and 2005, respectively. The Company was a party to various swap contracts for oil based on a West Texas Intermediate (“WTI”) index recognizing a reduction to oil production revenues related to these contracts of $0.7 million in the three months ended June 30, 2005 and $1.2 million in the six month ended June 30, 2005. There were no swap contract settlements for oil during the six months ended June 30, 2004. As the underlying prices in the Company’s hedge contracts were consistent with the indices used to sell its natural gas and oil, no ineffectiveness was recognized related to its hedge contracts for the three and six months ended June 30, 2004 and 2005.
     As of August 1, 2005, we had the following commodity swap contracts in place to hedge cash flow and reduce the impact of natural gas and oil price fluctuations:

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
     As of August 1, 2005, we had the following cashless collars (purchased put options and written call options) in order to hedge a portion of our 2005, 2006, and 2007 natural gas and oil production. The cashless collars are used to establish floor and ceiling prices on anticipated future natural gas and oil production.

	Average
	Volume	Quantity	Floor-Ceiling	Index	Contract
Product	Per Day	Type	Pricing	Price(1)	Period
Natural gas	10,000	MMBtu	$4.75-7.00	NORRM	1/1/2005-12/31/2005
Natural gas	5,000	MMBtu	4.75-6.75	NORRM	1/1/2005-12/31/2005
Natural gas	10,000	MMBtu	4.75-7.10	NORRM	1/1/2005-12/31/2005
Natural gas	5,000	MMBtu	5.00-6.46	CIGRM	4/1/2005-10/31/2005
Natural gas	5,000	MMBtu	5.25-10.60	CIGRM	8/1/2005-12/31/2005
Oil	400	Bbls	45.00-55.25	WTI	4/1/2005-12/31/2005
Natural gas	5,000	MMBtu	4.75-6.05	NORRM	1/1/2006-12/31/2006
Natural gas	5,000	MMBtu	4.75-6.18	NORRM	1/1/2006-12/31/2006
Natural gas	15,000	MMBtu	4.75-6.21	NORRM	1/1/2006-12/31/2006
Natural gas	10,000	MMBtu	5.00-8.10	NORRM	1/1/2006-12/31/2006
Natural gas	4,000	MMBtu	5.25-12.05	CIGRM	1/1/2006-12/31/2006
Oil	700	Bbls	42.00-50.20	WTI	1/1/2006-12/31/2006
Oil	50	Bbls	50.00-81.10	WTI	1/1/2006-12/31/2006
Oil	600	Bbls	50.00-78.15	WTI	1/1/2007-12/31/2007
Natural gas	29,000	MMBtu	5.25-10.22	CIGRM	1/1/2007-12/31/2007
     The Company’s natural gas and oil derivative financial instruments have been designated as cash flow hedges in accordance with SFAS No. 133 and are included in current and other noncurrent liabilities in the Company’s Consolidated Balance Sheets.
     At June 30, 2005, the estimated fair value of contracts designated and qualifying as cash flow hedges under SFAS No. 133 was a liability of $24.4 million. The Company will reclassify the appropriate amount to gains or losses included in natural gas and oil production operating revenues as the hedged production quantity is produced. Based on current projected prices, the net amount of existing unrealized after-tax loss as of June 30, 2005 to be reclassified from accumulated other comprehensive loss to net income (loss) in the next twelve months would be $10.6 million. Of this amount, $4.3 million pertains to swap contracts, and $6.3 million pertains to collar contracts. In regards to the collar contracts, no amounts will be reclassified if actual prices received fall between the floor and ceiling prices as set forth in the contracts. The Company anticipates that all original forecasted transactions will occur by the end of the originally specified time periods.
6. Asset Retirement Obligations
     The Company follows the provisions of SFAS No. 143, Accounting for Asset Retirement Obligations, in accounting for its obligations associated with the retirement of tangible long-lived assets. The estimated fair value of the future costs associated with dismantlement, abandonment and restoration of oil and gas properties is recorded generally upon acquisition or completion of a well. The net estimated costs are discounted to present values using a risk adjusted rate over the estimated economic life of the oil and gas properties. Such costs are capitalized as part of the related asset. The asset is depleted on the units-of-production method on a field-by-field basis. The liability is periodically adjusted to reflect (1) new liabilities incurred, (2) liabilities settled during the period, (3) accretion expense, and (4) revisions to estimated future cash flow requirements. The accretion expense is recorded as a component of depreciation, depletion and amortization expense in the accompanying Consolidated Statements of Operations. A reconciliation of the changes in the liability for the six months ended June 30, 2005 follows (in thousands):

Beginning of period	$11,806
Liabilities incurred	930
Liabilities settled	(30)
Accretion expense	472
Revisions to estimate	(34)

End of period	$13,144

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
     Income tax expense (benefit) for the three and six months ended June 30, 2004 and 2005 differs from the amounts that would be provided by applying the U.S. federal income tax rate to income (loss) before income taxes principally due to state income taxes, stock-based compensation not deductible for income tax purposes and other permanent differences.
     At June 30, 2005, the Company’s balance sheet reflected net deferred tax assets of $18.8 million, of which $9.0 million pertains to the tax effects of derivative instruments reflected in other comprehensive (loss) income. The Company has not recognized a valuation allowance against its net deferred tax assets because it believes that it is more likely than not that the net deferred tax assets will be realized on future income tax returns, primarily from the generation of future taxable income.
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
     The Company’s authorized capital structure consists of 75,000,000 shares of $0.001 par value preferred stock and 150,000,000 shares of $0.001 par value common stock. In October 2004, 150,000 shares of $0.001 par value preferred stock were designated as Series A Junior Participating Preferred Stock. At June 30, 2005, the Series A Junior Participating Preferred Stock was the Company’s only designated preferred stock, the remainder of authorized preferred stock being undesignated.
     Holders of all classes of stock are entitled to vote on matters submitted to stockholders, except that, when issued, each share of Series A Junior Participating Stock shall entitle the holder thereof to 1,000 votes on all matters submitted to a vote of the Company’s stockholders.
     As of June 30, 2005, of the 1,800,548 common shares issued to founding management and employees, 100% were dollar vested and 1,647,686 shares were time vested. The remaining time vesting will occur ratably through January 2006.
     There are no issued and outstanding shares of Series A Junior Participating Preferred Stock. The Series A Junior Participating Preferred Stock will be issued pursuant to our shareholder rights plan if a stockholder acquires shares in excess of the thresholds set forth in the plan. The Series A Junior Participating Preferred Stock ranks junior to all series of preferred stock with respect to dividends and specified liquidation events. Dividends on this series are cumulative and do not bear interest, however, no dividend payment, or payment-in-kind, may be made to holders of common stock without declaring a dividend on this series equal to 1,000 times the aggregate per share amount declared on common stock. Upon the occurrence of specified liquidation events, the holders of this series shall be entitled to receive an aggregate amount per share equal to 1,000 times the aggregate amount to be distributed per share to holders of shares of common stock plus an amount equal to any accrued and unpaid dividends. Upon consolidation, merger or combination in which shares of common stock are exchanged for or changed into other securities or other assets, each share of this series shall be similarly exchanged into an amount per share equal to 1,000 times that into which each share of common stock is exchanged. The number of Series A Junior Participating Preferred Stock will be proportionately changed in the event the Company declares or pays a common stock dividend or effects a stock split of common stock.

9. Accumulated Other Comprehensive Loss
     The Company follows the provisions of SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting comprehensive income. The components of accumulated other comprehensive loss and related tax effects for the six months ended June 30, 2005 were as follows:

		Tax	Net of
	Gross	Effect	Tax
		(in thousands)
Accumulated other comprehensive loss — December 31, 2004	$(5,665)	$2,096	$(3,569)
Change in fair value of hedges	(22,117)	8,183	(13,934)
Reclassification adjustment for realized losses on hedges included in net loss	3,415	(1,263)	2,152

Accumulated other comprehensive loss — June 30, 2005	$(24,367)	$9,016	$(15,351)

10. Restatement of Consolidated Financial Statements
     Subsequent to filing the Company’s amendment to its Registration Statement on Form S-1/A on August 31, 2004, management determined that, for financial reporting purposes, the amount of stock-based compensation expense related to restricted common stock issued to management during the year ended 2002 at the formation of the Company (“Management Stock”), Series B preferred stock purchased by employees during the years ended 2003 and 2004 at less than fair value for financial reporting purposes, and options granted in years ended 2002, 2003 and 2004 under our 2002 Stock Option Plan and 2003 Stock Option Plan should be adjusted to reflect an increase in intrinsic value received as a result of upward adjustments to the estimated fair value of our common stock. As a result, the Company’s consolidated financial statements for the six months ended June 30, 2004 have been restated from the amounts previously reported in the Registration Statement on Form S-1/A to reflect the changes in stock-based compensation expense. A summary of the significant effects of the restatement is as follows:

	For the Six Months
	Ended June 30, 2004
	(as previously	(as restated)
	reported)
STATEMENT OF OPERATIONS
General and administrative expense	$8,975	$10,808
Operating income	16,526	14,693
Income before Income Taxes	15,271	13,438
Net Income	9,605	7,772
Net Income (Loss) Attributable to Common Stock	24	(1,566)
Basic Net Income per Common Share	0.00	(1.18)
Diluted Net Income per Common Share	0.00	(1.18)
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

Overview
     Bill Barrett Corporation (the “Company”, “we” or “us”) was formed in January 2002 and is incorporated in the State of Delaware. We explore for and develop natural gas and oil in the Rocky Mountain region of the United States. We began active natural gas and oil operations in March 2002 upon the acquisition of properties in the Wind River Basin of Wyoming. Also in 2002, we completed two additional acquisitions of properties in the Uinta (Utah), Wind River (Wyoming), Powder River (Wyoming) and Williston (North Dakota, South Dakota and Montana) Basins. In early 2003, we completed an acquisition of largely undeveloped coalbed methane properties located in the Powder River Basin. In September 2004, we acquired properties in or around the Gibson Gulch field in the Piceance Basin of Colorado. In December 2004, we completed our IPO of 14,950,000 shares of our common stock at a price to the public of $25.00 per share. We received net proceeds of $347.3 million after deducting underwriting fees and other offering costs.
Results of Operations
     The financial information with respect to the six and three months ended June 30, 2004 and 2005 that is discussed below is unaudited. In the opinion of management, such information contains all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for such periods. The results of operations for interim periods are not necessarily indicative of the results of operations for the full fiscal year.
Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2005

	Six Months Ended		Increase (Decrease)
	June 30,
	2004	2005	Amount	Percent
	(in thousands)
Operating Results:
Revenues
Oil and gas production revenues	$76,442	$104,647	$28,205	37%
Other income	2,398	1,708	(690)	(29%)
Operating Expenses
Lease operating expense	7,187	8,894	1,707	24%
Gathering and transportation expense	2,491	5,604	3,113	125%
Production tax expense	9,565	13,029	3,464	36%
Exploration expense	2,813	2,665	(148)	(5%)
Impairment, dry hole costs and abandonment expense	281	43,675	43,394	nm *
Depreciation, depletion and amortization	31,002	38,954	7,952	26%
General and administrative	10,808	13,033	2,225	21%

Total operating expenses	$64,147	$125,854	$61,707	96%
Production Data:
Natural gas (MMcf)	14,060	15,526	1,466	10%
Oil (MBbls)	228	250	22	10%
Combined volumes (MMcfe)	15,428	17,026	1,598	10%
Daily combined volumes (Mmcfe/d)	85	94	9	11%
Average Prices (includes effects of hedges):
Natural gas (per Mcf)	$4.88	$6.04	$1.16	24%
Oil (per Bbl)	34.53	43.70	9.17	27%
Combined (per Mcfe)	4.95	6.15	1.20	24%
Average Costs (per Mcfe):
Lease operating expense	$0.47	$0.52	$0.05	11%
Gathering and transportation expense	0.16	0.33	0.17	106%
Production tax expense	0.62	0.77	0.15	24%
Depreciation, depletion and amortization	2.01	2.29	0.28	14%
General and administrative	0.70	0.77	0.07	10%

*	Not meaningful.

     Production Revenues. Production revenues increased from $76.4 million for the six months ended June 30, 2004 to $104.6 million for the current year period due to both an increase in production and increases in natural gas and oil prices. Price increases added approximately $18.4 million of production revenues and production increases from the development of existing properties added approximately $9.8 million of production revenues, after natural production declines so that our new production more than offset natural production declines.
     On a mcf equivalent basis, total production volumes for the six months ended June 30, 2005 increased 10% from total production for the prior year period. Additional information concerning production is in the following table.

	Six Months Ended June 30, 2004			Six Months Ended June 30, 2005
	Oil	Natural Gas	Total	Oil	Natural Gas	Total

	(MBbls)	(MMcf)	(MMcfe)	(MBbls)	(MMcf)	(MMcfe)
Wind River Basin	58	9,203	9,551	41	6,388	6,634
Uinta Basin	4	2,606	2,630	2	3,016	3,028
Powder River Basin	—	2,153	2,153	—	4,260	4,260
Piceance Basin*	n/a	n/a	n/a	17	1,779	1,881
Williston Basin	152	88	1,000	177	71	1,133
Other	14	10	94	13	12	90

Total	228	14,060	15,428	250	15,526	17,026

*	We purchased our interest in the Piceance Basin on September 1, 2004.
     The production decrease in the Wind River Basin is due to natural production declines in our Cave Gulch, Cooper Reservoir and Wallace Creek fields that occurred in late 2004 and the first half of 2005, and on which the rate of exploration and development activities was reduced in late 2004. The production increase in the Uinta Basin is due to exploration and development activities in both the West Tavaputs and Hill Creek fields. The production increase in the Powder River Basin reflects the success of our development activities. The production increase in the Williston is principally due to continued exploration and development activities on our properties in this basin. The production increase in the Piceance Basin is a result of the acquisition made in September 2004. The 2005 production in the Piceance Basin includes 116 MMcf of a gas balancing settlement pertaining to production in the last quarter of 2004.
     Hedging Activities. During the six months ended June 30, 2004, approximately 37% of our natural gas volumes and no oil volumes were hedged, resulting in a reduction in revenues of $4.8 million. During the six months ended June 30, 2005, approximately 52% of our natural gas volumes and 44% of our oil volumes were hedged, resulting in a reduction in revenues of $3.4 million.
     Lease Operating Expense and Gathering and Transportation Expense. Our lease operating expense increased from $0.47 per Mcfe in the first six months of 2004 to $0.52 per Mcfe in the current year period, and our gathering and transportation expense increased from $0.16 per Mcfe in the first six months of 2004 to $0.33 per Mcfe in the current year period. The increase in lease operating expenses is primarily due to workovers of $0.5 million in the Hill Creek field in the Uinta Basin and Cave Gulch field in the Wind River Basin, equipment rentals and diesel fuel costs associated with a temporary electrical power supply for new wells in the Powder River Basin of $0.8 million and declining production in our Cave Gulch, Cooper Reservoir and Wallace Creek fields in the Wind River Basin without a corresponding decrease in fixed costs associated with operating these gas wells. The increase in gathering and transportation expense is principally attributable to an increase of $2.8 million for the CBM properties in the Powder River Basin relating to increased third party charges for compressor fuel, the relative increase in production in the Powder River Basin, which is a higher gathering cost area, compared to the first half of 2004, and firm transportation fees we commenced incurring in the first quarter of 2005. We have entered into long-term firm transportation contracts to guarantee capacity on major pipelines to avoid production curtailments that may arise due to limited pipeline capacity. Generally, gathering contracts with third parties require we pay current market prices for compressor fuel consistent with the increase in realized prices on the gas we produce.
     Production Tax Expense. Production taxes as a percentage of natural gas and oil sales before hedging losses of $4.8 million and $3.4 million were 11.8% and 12.1% for the six months ended June 30, 2004 and 2005, respectively. The slight increase in tax rate from the prior year period is the result of an increased estimate in the first quarter of 2005 related to the Ute Tribe Severance Tax on properties in the Uinta Basin. Production taxes are primarily based on the wellhead values of production and vary across the different areas that we operate. Total production taxes increased as a result of higher production revenues, primarily due to higher prices in the six months ended June 30, 2005 compared to the prior year period.
     Exploration Expense. Exploration costs decreased from $2.8 million in the first six months of 2004 to $2.7 million in the current year period. The costs for the six months ended June 30, 2004 include $1.1 million and $0.9 million for seismic programs in the DJ Basin and Wind River Basins, respectively, along with $0.8 million for delay rentals and other costs. The costs for the six months ended June 30, 2005 include $1.9 million for seismic programs, principally in the Wind River Basin, and $0.8 million for delay rentals and other costs.
     Impairment, Dry Hole Costs and Abandonment Expense. Our impairment, dry hole costs and abandonment expense increased from $0.3 million during the first six months of 2004 to $43.7 million during the current year period. For the six months ended June 30, 2004 dry hole costs were $0.1 million, abandonments were $0.2 million, and impairment expense was zero. For the six months ended June 30, 2005 dry hole costs were $6.4 million for dry holes in the Wind River, Green River, and Uinta Basins, abandonments were $1.0 million, and impairment expense was $36.3 million. Under successful efforts accounting, the Company reviews its proved oil and gas properties for impairment whenever events and circumstances indicate a decline in the recoverability of their carrying value may have occurred. The Company estimates the expected undiscounted future cash flows of its oil and gas properties and compares such undiscounted future cash flows to the carrying amount of the oil and gas properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, the Company will adjust the carrying amount of the oil and gas properties to fair value through a charge to impairment expense. During the quarter ended June 30, 2005, production from existing and recently drilled infill wells in the Cooper Reservoir field declined more rapidly than anticipated indicating well interference and limited downspacing opportunities. In the Talon field, production from exploratory wells was at a rate that does not justify the capital investment. The impairment expense in the current year period is the result of a $29.5 million impairment charge in the Cooper Reservoir field and $6.8 million impairment charge in the Talon field, both of which are located in the Wind River Basin.
     Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense was $39.0 million for the six months ended June 30, 2005 compared to $31.0 million for the prior year period. Of the increase, $3.2 million is due to the 10% increase in production and $4.8 million is due to an increased depletion rate for the first half of 2005 production. During the six months ended June 30, 2004, the weighted average depletion rate was $2.01 per Mcfe. In the six months ended June 30, 2005, the weighted average depletion rate was $2.29 per Mcfe. Under successful efforts accounting, depletion expense is separately computed for each producing area. The capital expenditures for proved properties for each area compared to the proved reserves corresponding to each producing area determine a depletion rate for current production. Between the six months ended June 30, 2004 and the current year period, the Company’s cost of finding oil and gas reserves in certain areas yielded an overall higher depletion rate for the first six months of 2005 compared to the prior year period. Future depletion rates will be adjusted to reflect future capital expenditures and proved reserve changes in specific areas.
     General and Administrative Expense. General and administrative expense increased $2.2 million from $10.8 million in the six months ended June 30, 2004 to $13.0 million in the current year period. This increase was primarily due to increased personnel required for our capital program and production levels. As of June 30, 2005, we had 118 full time employees in our corporate office compared to 88 as of June 30, 2004. General and administrative expense includes non-cash charges for stock based compensation, including $2.2 million in the first six months of 2004 and $1.5 million in the current year period. The decrease in charges for non-cash compensation was due to a stock based compensation charge related to the vesting of common stock in January and May of 2004. On a per unit production basis, general and administrative expense increased from $0.70 per Mcfe in the first six months of 2004 to $0.77 per Mcfe in the current year period. Our capital budget relative to our production levels is high and requires an appropriate number of personnel and related costs to prudently manage our capital expenditure program. Until our capital expenditure program significantly increases our production levels, we expect general and administrative expense per unit of production to remain at current levels.
     Interest Income. Interest income increased $0.9 million to $1.0 million during the six months ended June 30, 2005 from $0.1 million during the prior year period. This increase is a result of interest earned on an average cash and short-term investment balance of $75.7 million for the six months ended June 30, 2005 compared to an average balance of $21.5 million for the prior year period. The increased investment balance resulted primarily from the receipt of the net proceeds from our initial public offering in December 2004.
     Interest Expense. Interest expense decreased $0.4 million to $1.0 million in the six months ended June 30, 2005 from $1.4 million in the prior year period. Interest expense in the first half of 2005 is comprised primarily of amortization of deferred financing costs and payment of debt commitment fees. Interest expense in the first half of 2004 is comprised of interest of $1.0 million on a weighted average outstanding balance of $62.8 million under our credit facility and $0.4 million of amortization of deferred financing costs and payment of debt commitment fees. We had no outstanding indebtedness under our credit facility during the six months ended June 30, 2005 as a result of paying down our revolving credit facility with the net proceeds from our initial public offering in December 2004.
     Income Tax Expense. Our effective tax rate was 42% and 34% in the six months ended June 30, 2004 and 2005, respectively. For both the 2004 and 2005 periods, the Company recorded stock-based compensation expense under APB 25 and FAS 123R that is not deductible for income tax purposes. Due to our net income position for the six months ended June 30, 2004, these permanent differences were not deductible for income tax purposes, thereby increasing our effective tax rate. However, for the six months ended June 30, 2005, the Company was in a net loss position and was not able to recognize the benefit of non-deductible stock-based compensation expense for tax purposes, thereby decreasing our effective tax rate. All of our income tax provisions and benefits are deferred. Due to the tax deductions being created by our drilling activities, we expect that we will not incur cash tax liabilities for at least the next year.
     Net Income. We generated a net loss of $12.8 million in the six months ended June 30, 2005 compared to net income of $7.8 million in the prior year period. The primary reasons for the decrease in results were non-cash impairment charges of $36.3 million and an increase in dry hole costs and abandonments of $7.1 million. This increase in impairment, dry hole costs and abandonment expense was offset by an increase in operating income, excluding impairment, dry hole costs and abandonment expense, of $9.2 million, an increase in other income of $1.3 million, and an increase in income tax benefit of $12.3 million.
Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2005

	Three Months Ended		Increase (Decrease)
	June 30,
	2004	2005	Amount	Percent
	(in thousands)
Operating Results:
Revenues
Oil and gas production revenues	$40,450	$53,962	$13,512	33%
Other income	1,949	487	(1,462)	(75%)
Operating Expenses
Lease operating expense	4,174	4,413	239	6%
Gathering and transportation expense	1,339	2,881	1,542	115%
Production tax expense	5,189	6,419	1,230	24%
Exploration expense	1,334	684	(650)	(49%)
Impairment, dry hole costs and abandonment expense	278	38,990	38,712	nm*

	Three Months Ended		Increase (Decrease)
	June 30,
	2004	2005	Amount	Percent
	(in thousands)
Depreciation, depletion and amortization	18,580	19,177	597	3%
General and administrative	5,532	6,656	1,124	20%

Total operating expenses	$36,426	$79,220	$42,794	117%
Production Data:
Natural gas (MMcf)	7,360	7,813	453	6%
Oil (MBbls)	119	124	5	4%
Combined volumes (MMcfe)	8,074	8,557	483	6%
Daily combined volumes (Mmcfe/d)	89	94	5	6%

Average Prices (includes effects of hedges):
Natural gas (per Mcf)	$4.91	$6.20	$1.29	26%
Oil (per Bbl)	36.01	44.73	8.72	24%
Combined (per Mcfe)	5.01	6.31	1.30	26%
Average Costs (per Mcfe):
Lease operating expense	$0.52	$0.52	$0.00	0%
Gathering and transportation expense	0.17	0.34	0.17	100%
Production tax expense	0.64	0.75	0.11	17%
Depreciation, depletion and amortization	2.30	2.24	(0.06)	(3%)
General and administrative	0.69	0.78	0.09	13%

*	Not meaningful.
     Production Revenues. Production revenues increased from $40.5 million for the second quarter of 2004 to $54.0 million for the current year period due to both an increase in production and increases in natural gas and oil prices. Price increases added approximately $10.5 million of production revenues and production increases from the development of existing properties added approximately $3.0 million of production revenues, after natural production declines so that our new production more than offset natural production declines.
     On a mcf equivalent basis, total production volumes for the second quarter of 2005 increased 6% from total production for the prior year period. Additional information concerning production is in the following table.

	Three Months Ended June 30, 2004			Three Months Ended June 30, 2005
	Oil	Natural Gas	Total	Oil	Natural Gas	Total

	(MBbls)	(MMcf)	(MMcfe)	(MBbls)	(MMcf)	(MMcfe)
Wind River Basin	29	4,661	4,835	20	3,112	3,232
Uinta Basin	2	1,505	1,517	1	1,520	1,526
Powder River Basin	—	1,144	1,144	—	2,183	2,183
Piceance Basin*	n/a	n/a	n/a	8	961	1,009
Williston Basin	81	45	531	88	34	562
Other	7	5	47	7	3	45

Total	119	7,360	8,074	124	7,813	8,557

*	We purchased our interest in the Piceance Basin on September 1, 2004.
     The production decrease in the Wind River Basin is due to natural production declines in our Cave Gulch, Cooper Reservoir and Wallace Creek fields that occurred throughout 2004 and the first half of 2005, and on which the rate of development activities was reduced in late 2004. The production increase in the Powder River Basin reflects the success of our development activities. The production increase in the Piceance Basin is a result of the acquisition made in September 2004.

     Hedging Activities. During the second quarter of 2004, we had approximately 35% of our natural gas volumes and no oil volumes hedged, incurring a reduction in revenues of $2.5 million. During the second quarter of 2005, we hedged approximately 55% of our natural gas volumes and 59% of our oil volumes, resulting in a reduction in revenues of $2.2 million.
     Lease Operating Expense and Gathering and Transportation Expense. Our lease operating expense remained constant at $0.52 per Mcfe in the second quarter of 2005 as compared to the prior year period, and our gathering and transportation expense increased from $0.17 per Mcfe in the second quarter of 2004 to $0.34 per Mcfe in the current year period. The increase in gathering and transportation expense is principally attributable to an increase of $1.5 million for the CBM properties in the Powder River Basin relating to increased third party charges for compressor fuel, the relative increase in production in the Powder River Basin, which is a higher gathering cost area, compared to the second quarter of 2004, and firm transportation fees we commenced incurring in 2005. We have entered into long-term firm transportation contracts to guarantee capacity on major pipelines to avoid production curtailments that may arise due to limited pipeline capacity. Generally, gathering contracts with third parties require we pay current market prices for compressor fuel consistent with the increase in realized prices on the gas we produce.
     Production Tax Expense. Production taxes as a percentage of natural gas and oil sales before hedging losses of $2.5 million and $2.2 million were 12.1% and 11.4% for the three months ended June 30, 2004 and 2005, respectively. Production taxes are primarily based on the wellhead values of production and vary across the different areas that we operate. The decrease in tax rate from the second quarter of 2004 to the current year period is primarily the result of increased production from our Piceance Basin properties in Colorado which has a lower tax rate than Wyoming, which is where most of our prior year production was located. Total production taxes increased as a result of higher production revenues, primarily due to higher prices in the second quarter of 2005 compared to the prior year period.
     Exploration Expense. Exploration costs decreased from $1.3 million in the second quarter of 2004 to $0.7 million in the current year period. The costs for the second quarter of 2004 include $0.7 million for seismic programs in the Wind River Basin and $0.6 million for delay rentals and other costs. The costs for the second quarter of 2005 include $0.3 million for seismic programs and $0.4 million for delay rentals and other costs.
     Impairment, Dry Hole Costs and Abandonment Expense. Our impairment, dry hole costs and impairment expense increased from $0.3 million during the second quarter of 2004 to $39.0 million during the current year period. For the second quarter of 2004 dry hole costs were $0.1 million, abandonments were $0.2 million, and impairment expense was zero. For the current year period dry hole costs were $2.0 million for dry holes in the Uinta Basin, abandonments were $0.7 million, and impairment expense was $36.3 million. Under successful efforts accounting, the Company reviews its proved oil and gas properties for impairment whenever events and circumstances indicate a decline in the recoverability of their carrying value may have occurred. The Company estimates the expected undiscounted future cash flows of its oil and gas properties and compares such undiscounted future cash flows to the carrying amount of the oil and gas properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, the Company will adjust the carrying amount of the oil and gas properties to fair value through a charge to impairment expense. During the quarter ended June 30, 2005, production from existing and recently drilled infill wells in the Cooper Reservoir field declined more rapidly than anticipated indicating well interference and limited downspacing opportunities. In the Talon field, production from exploratory wells was at a rate that does not justify the capital investment. The impairment expense in the current year period is the result of a $29.5 million impairment charge in the Cooper Reservoir field and $6.8 million impairment charge in the Talon field both of which are located in the Wind River Basin.
     Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense was $19.2 million for the second quarter of 2005 compared to $18.6 million for the prior year period. The increase of $0.6 million is the result of an increase of $1.1 million related to a 6% increase in production in the second quarter of 2005 as compared to the prior year period offset by a decrease of $0.5 million based on lower depletion rates. During the second quarter of 2004, the weighted average depletion rate was $2.30 per Mcfe compared to $2.24 per Mcfe for the current year period. Under successful efforts accounting, depletion expense is separately computed for each producing area. The capital expenditures for proved properties for each area compared to the proved reserves corresponding to each producing area determine a depletion rate for current production. Between the second quarter of 2004 and the current year period, the Company’s cost of finding oil and gas reserves in certain areas yielded an overall lower depletion rate for the second quarter of 2005 compared to the prior year period. The reduced depletion rate is principally due to production from the

Piceance basin that is at a lower rate than other major producing areas. Future depletion rates will be adjusted to reflect future capital expenditures and proved reserve changes in specific areas.
     General and Administrative Expense. General and administrative expense increased $1.1 million from $5.5 million in the second quarter of 2004 to $6.6 million in the current year period. The increase was primarily due to increased personnel required for our capital program and production levels. As of June 30, 2005, we had 118 full time employees in our corporate office compared to 88 as of June 30, 2004. General and administrative expense includes non-cash charges for stock based compensation, including $1.0 million in the second quarter of 2004 and $0.8 million in the current year period. The decrease in charges for non-cash compensation was due to stock based compensation charges related to the vesting of common stock in May 2004. On a per unit produced basis, general and administrative expense increased from $0.69 per Mcfe in the second quarter of 2004 to $0.78 per Mcfe in the second quarter of 2005. Our capital budget relative to our production levels is high and requires an appropriate number of personnel and related costs to prudently manage our capital expenditure program. Until our capital expenditure program significantly increases our production levels, we expect general and administrative expense per unit of production to remain at current levels.
     Interest Expense. Interest expense decreased $0.3 million to $0.5 million in the three months ended June 30, 2005 from $0.8 million in the three months ended June 30, 2004. Interest expense in the 2005 first quarter is primarily comprised of amortization of deferred financing costs and payment of debt commitment fees. Interest expense in the first quarter of 2004 is comprised of interest of $0.6 million on a weighted average outstanding balance of $34.6 million under our credit facility and $0.2 million of amortization of deferred financing costs and payment of debt commitment fees and in that quarter period. We had no outstanding indebtedness under our credit facility during the second quarter of 2005.
     Income Tax Expense. Our effective tax rate was 42% and 36% in the three months ended June 30, 2004 and 2005. For both the 2004 and 2005 periods, the Company recorded stock-based compensation expense under APB 25 and FAS 123R that is not deductible for income tax purposes. Due to our net income position for the three months ended June 30, 2004, these permanent differences were not deductible for income tax purposes, thereby increasing our effective tax rate. However, for the three months ended June 30, 2005, the Company was in a net loss position and was not able to recognize the benefit of non-deductible stock-based compensation expense for tax purposes, thereby decreasing our effective tax rate. All of our income tax provisions are deferred. Due to the tax deductions being created by our drilling activities, we expect that we will not incur cash tax liabilities for at least the next year.
     Net Income. We generated a net loss of $15.9 million in the three months ended June 30, 2005 compared to net income of $3.0 million in the prior year period. The primary reasons for the decrease in results were non-cash impairment charges of $36.3 million and an increase in dry hole costs and abandonments of $2.4 million. The increase in impairment, dry hole costs and abandonment expense was offset by an increase in operating income, excluding impairment, dry hole costs and abandonment expense, of $8.0 million, an increase in other income of $0.7 million, and an increase in income tax benefit of $11.1 million.
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
     At June 30, 2005, our balance sheet reflected a cash balance of $35.7 million with no balance outstanding on our credit facility, principally as a result of completing our IPO on December 15, 2004, from which we received net proceeds of $347 million. On that date we repaid a $150 million bridge loan and paid down the outstanding balance of $123.2 million on our line of credit.

Cash Flow from Operating Activities
     Net cash provided by operating activities was $42.8 million and $74.7 million for the six months ended June 30, 2004 and 2005, respectively. The increases in net cash provided by operating activities was partially due to increased production revenues, partially offset by increased expenses, as discussed above in “Results of Operations”. Changes in current assets and liabilities reduced cash flow from operations by $2.1 million for the six months ended June 30, 2004, but increased cash flow from operations by $11.0 million for the six months ended June 30, 2005.
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
     To mitigate some of the potential negative impact on cash flow caused by changes in natural gas and oil prices and to comply with our credit agreement, we have entered into commodity swap and collar contracts to receive fixed prices for a portion of our natural gas and oil production. At August 1, 2005, we had in place natural gas and crude oil swap contracts and collars covering portions of our 2005, 2006, and 2007 production. Our natural gas and oil derivative financial instruments have been designated as cash flow hedges in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and are classified as either current or noncurrent liabilities in our Consolidated Balance Sheets based on scheduled delivery of the underlying production.
     The table below provides the volumes associated with the swap contracts as of August 1, 2005.

	Average
	Volume	Quantity	Fixed	Index	Contract
Product	Per Day	Type	Price	Price (1)	Period
Natural gas	10,000	MMBtu	$5.05	NORRM	1/1/2005-12/31/2005
Natural gas	10,000	MMBtu	5.27	NORRM	1/1/2005-12/31/2005
Oil	100	Bbls	32.96	WTI	1/1/2005-12/31/2005
Oil	100	Bbls	34.05	WTI	1/1/2005-12/31/2005
Oil	100	Bbls	36.12	WTI	1/1/2005-12/31/2005
Oil	100	Bbls	36.00	WTI	1/1/2005-12/31/2005
     The table below provides the volumes associated with the collar contracts as of August 1, 2005.

	Average
	Volume	Quantity	Floor-Ceiling	Index	Contract
Product	Per Day	Type	Pricing	Price (1)	Period
Natural gas	10,000	MMBtu	$4.75-7.00	NORRM	1/1/2005-12/31/2005
Natural gas	5,000	MMBtu	4.75-6.75	NORRM	1/1/2005-12/31/2005
Natural gas	10,000	MMBtu	4.75-7.10	NORRM	1/1/2005-12/31/2005
Natural gas	5,000	MMBtu	5.00-6.46	CIGRM	4/1/2005-10/31/2005
Natural gas	5,000	MMBtu	5.25-10.60	CIGRM	8/1/2005-12/31/2005
Oil	400	Bbls	45.00-55.25	WTI	4/1/2005-12/31/2005

Natural gas	5,000	MMBtu	$4.75-6.05	NORRM	1/1/2006-12/31/2006
Natural gas	5,000	MMBtu	4.75-6.18	NORRM	1/1/2006-12/31/2006
Natural gas	15,000	MMBtu	4.75-6.21	NORRM	1/1/2006-12/31/2006
Natural gas	10,000	MMBtu	5.00-8.10	NORRM	1/1/2006-12/31/2006
Natural gas	4,000	MMBtu	5.25-12.05	CIGRM	1/1/2006-12/31/2006
Oil	700	Bbls	42.00-50.20	WTI	1/1/2006-12/31/2006
Oil	50	Bbls	50.00-81.10	WTI	1/1/2006-12/31/2006

Natural gas	29,000	MMBtu	5.25-10.22	CIGRM	1/1/2007-12/31/2007
Oil	600	Bbls	50.00-78.15	WTI	1/1/2007-12/31/2007

(1)	NORRM refers to Northwest Pipeline Rocky Mountains price and CIGRM refers to Colorado Interstate Gas Rocky Mountains price as quoted in Platt’s for Inside FERC on the first business day of each month. WTI refers to the West Texas Intermediate price as quoted on the New York Mercantile Exchange. See Item 3. “Quantitative and Qualitative Disclosure about Market Risk”.

     By removing the price volatility from a portion of our natural gas and oil production for 2005, 2006, and 2007 we have mitigated, but not eliminated, the potential effects of changing prices on our operating cash flow for those periods. While mitigating negative effects of falling commodity prices, these derivative contracts also limit the benefits we would receive from increases in commodity prices. It is our policy to enter into derivative contracts only with counterparties that are creditworthy major financial institutions deemed by management as competent and competitive market makers.
     Based on hedging contracts outstanding on June 30, 2005, our cash flow hedge positions from natural gas and oil derivatives had an estimated net pre-tax liability of $24.4 million recorded as both current and non-current liabilities, as appropriate. The Company will reclassify this amount to gains or losses included in natural gas and oil production operating revenues as the hedged production quantity is produced. Based on current projected prices, the net amount of existing unrealized after-tax loss as of June 30, 2005 to be reclassified from accumulated other comprehensive loss to net income (loss) in the next twelve months would be $10.6 million. We anticipate that all original forecasted transactions will occur by the end of the originally specified time periods.
Capital Expenditures
     Our capital expenditures were $83.4 million and $154.1 million for the six months ended June 30, 2004 and 2005, respectively. The total for the six month period of 2004 includes $10.9 million for acquisitions of properties, $68.5 million for drilling, development, exploration and exploitation (including related gathering and facilities, but excluding exploratory dry holes) of natural gas and oil properties, $3.1 million related to geologic and geophysical costs and exploratory dry holes, which are expensed under successful efforts accounting as exploration expense, and $0.9 million for furniture, fixtures and equipment. The total capital expenditures for the six month period of 2005 includes $15.0 million for the acquisition of properties, $127.7 million for drilling, development, exploration and exploitation (including related gathering and facilities, but excluding exploratory dry holes) of natural gas and oil properties, $10.0 million for geologic and geophysical costs and exploratory dry holes, and $1.4 million for furniture, fixtures and equipment.
     Unevaluated properties increased $24.8 million to $162.4 million at June 30, 2005 from $137.6 million at December 31, 2004, principally from increases in uncompleted wells in progress resulting from increased development and exploratory drilling activity during the first half of 2005.
     Our current capital budget, which is anticipated to change as the Company conducts activities throughout the year, is approximately $305 million for 2005, $149.0 million, net of costs recovered of $5.1 million related joint exploration agreements entered into, of which was incurred in the first six months of 2005. Of the $305 million capital budget, we plan to spend approximately $254 million for development activities, $49 million for exploration activities, with the remaining $2 million allocated to other activities. We are projecting that cash on hand, cash available from operating activities, borrowings from our credit facility, and proceeds from selling down a portion of our interests in certain properties will be sufficient to fund our 2005 capital budget. In addition to our 2005 capital budget, we plan to seek industry partners with whom we expect to enter into joint exploration agreements which would result in a reduction of approximately 30% to 60% of our working interest in a number of exploration projects principally in Wyoming, Montana and North Dakota. Proceeds from the joint exploration agreements will be used to accelerate and drill additional exploration wells not reflected in the 2005 capital budget. During the first half of 2005, we received proceeds of $6.6 million for sales of partial interests in three exploratory projects, one each in the DJ Basin, Wind River Basin and Williston Basin.
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

Financing Activities
     Credit Facility. Our current bank line of credit provides a borrowing base of $200 million. This credit facility was entered into on February 4, 2004 and has a maturity of February 4, 2007. The credit facility was amended on September 1, 2004. The credit facility bears interest, based on the borrowing base usage, at the applicable London Interbank Offered Rate, or LIBOR, plus applicable margins ranging from 1.25% to 3.75% or an alternate base rate, based upon the greater of the prime rate or the federal funds effective rate plus applicable margins ranging from 0% to 2.25%. We pay commitment fees ranging from 0.375% to 0.50% of the unused borrowing base. The credit facility is secured by natural gas and oil properties representing at least 85% of the value of our proved reserves and the pledge of all of the stock of our subsidiaries. The borrowing base includes a $25 million portion, referred to as the “Tranche B” portion, that allows the borrowing base to be greater than the typical borrowing base that would have been computed based on proved natural gas and oil reserves. The Tranche B portion of the borrowing base terminates on November 30, 2005. At June 30, 2005, there were no amounts outstanding under our revolving credit facility. On December 15, 2004, upon the completion of our IPO, we repaid the then outstanding balance of $123 million. None of the outstanding borrowings at the time of repayment were under the Tranche B portion of the borrowing base. For information concerning the effect of changes in interest rates on interest payments under this facility, see below, Item 3. “Quantitative and Qualitative Disclosure About Market Risk — Interest Rate Risks”.
     The credit facility contains certain financial covenants, including a minimum current ratio and a minimum present value to total debt ratio. The credit facility also contains certain covenants that are based on what is defined in the credit facility as EBITDAX. The credit facility defines EBITDAX as our net income, subject to certain adjustments for the particular period plus the following expenses or charges to the extent deducted from net income during that period: interest, income taxes, depreciation, depletion, amortization, exploration and abandonment expenses and other similar non-cash charges and expenses, including stock based compensation and non-cash impairments of goodwill, minus all non-cash income added to net income, in each case, and without duplication, calculated after giving pro forma effect to acquisitions and dispositions during the period. These covenants require that our debt to EBITDAX ratio cannot exceed 4.0 to 1.0 until November 30, 2005 and 3.5 to 1.0 thereafter, and that our EBITDAX to interest ratio cannot be below 2.5 to 1.0. EBITDAX is not intended to represent net income (loss) as defined by generally accepted accounting principles in the United States, or GAAP, and such information should not be considered as an alternative to net income (loss), cash provided by operating activities or any other measure of performance prescribed by GAAP. The current ratio covenant states that our current ratio adjusted for the unused portion of the borrowing base and to eliminate certain non-cash assets and liabilities related to hedging activities must be greater than 1.0. The ratio of present value of natural gas and oil properties to total debt covenant states that the defined present value divided by the outstanding debt must not be less than 1.5. This ratio is calculated every six months based on engineering estimates calculated at commodity prices and present value factors determined by the lenders. We have complied with all financial covenants for all periods.
     Contractual Obligations. We have assumed various contractual obligations and commitments in the normal course of our operations and financing activities. We have described these obligations and commitments in our MD&A in our 2004 Annual Report on Form 10-K. During the six months ended June 30, 2005, we entered into two additional firm delivery contracts. One contract is for 8,500 MMbtu of natural gas per day at the inlet of the Questar pipeline for the period beginning May, 2005 through March, 2010 at the current Northwest Pipeline Rocky Mountains Index price as quoted in Platt’s Inside FERC Gas Market Report on the first business day of each month minus $0.25 per MMbtu. The second is for 10,000 MMbtu of natural gas per day at the Cheyenne Hub beginning April, 2005 through March, 2007 at the current Colorado Interstate Gas Rocky Mountains Index price as quoted in Platt’s Inside FERC Gas Market Report on the first business day of each month plus $0.16 per MMbtu.
     There were no other material changes to our contractual obligations since December 31, 2004.
Critical Accounting Policies and Estimates
     We refer you to the corresponding section in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2004 and the notes to the financial statements included in Item 1 of this Form 10-Q for a description of critical accounting policies and estimates.

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
Commodity Price Risk
     Our major market risk exposure is in the pricing applicable to our natural gas and oil production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot market prices applicable to our U.S. natural gas production. Pricing for natural gas and oil production has been volatile and unpredictable for several years, and we expect this volatility to continue in the future. The prices we receive for production depend on many factors outside of our control. For the six months ended June 30, 2005, our income before income taxes would have changed by $1,085,000 for each $0.10 change in natural gas prices and $147,000 for each $1.00 change in crude oil prices.
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
     As of August 1, 2005, we had hedges in place for approximately 18 Bcf, 14 Bcf, and 11 Bcf of natural gas production for 2005, 2006, and 2007 respectively, and approximately 256 thousand barrels (“MBbls”), 274 MBbls, and 219 MBbls of oil production for 2005, 2006, and 2007 respectively. These hedges are summarized in the table presented above under Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Cash Flow from Operating Activities”.
Price Swaps
     Through various price swaps, we have fixed the price we will receive on a portion of our natural gas and oil production in 2005. The table presented above under Item 2. “ Management’s Discussion and Analysis of Financial Condition and Results of Operations — Cash Flow from Operating Activities” provides the volumes associated with these various arrangements as of August 1, 2005.
     In a swap transaction, the counterparty is required to make a payment to us for the difference between the fixed price and the settlement price if the settlement price is below the fixed price. We are required to make a payment to the counterparty for the difference between the fixed price and the settlement price if the fixed price is below the settlement price.

Price Collars
     Through price collars, we have fixed the minimum and maximum price we will receive on a portion of our natural gas production in 2005, 2006, and 2007. The weighted average minimum, or floor, price we will receive in each of 2005 and 2006 is $4.75 and $4.82, respectively, per MMBtu for a Northwest Pipeline Corp. Rocky Mountain (“NORRM”) price and a $5.10 and $5.25 per MMBtu for a Colorado Interstate Gas Rocky Mountain price, respectively. The minimum price we will receive in 2007 is $5.25 per MMBtu for a Colorado Interstate Gas Rocky Mountain price. The weighted average maximum, or ceiling, price we will receive in each of 2005 and 2006 is $6.99 and $6.72 per MMBtu for a NORRM price, respectively, and $8.19 and $12.05 per MMBtu for a Colorado Interstate Gas Rocky Mountain price, respectively. We also have fixed a portion of our oil production in 2005, 2006, and 2007 based on a weighted average floor price of $45.00, $42.53, and $50.00 per Bbl for a West Texas Intermediate (“WTI”) price, respectively, and a weighted average maximum price of $55.25, $52.26, and $78.15 WTI, respectively. The price collars also allow us to share in upward price movements up to the ceiling prices referenced in the contracts. The table presented above under Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Cash Flow from Operating Activities” provides the volumes and floor and ceiling prices associated with these various arrangements as of August 1, 2005.
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
Interest Rate Risks
     At June 30, 2005, we had no outstanding debt. Amounts drawn against our $200 million revolving credit facility will bear interest at floating rates as defined in the facility.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
     In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2005 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
Internal Control over Financial Reporting
     In addition, the Company is continuously seeking to improve the efficiency and effectiveness of its internal controls. This results in periodic refinements to internal control processes throughout the Company. However, there has been no change in our internal controls over financial reporting that occurred during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     The Company is currently involved in various routine disputes and allegations incidental to its business operations. While it is not possible to determine the ultimate disposition of these matters, the Company believes that the resolution of all such pending or threatened litigation is not likely to have a material adverse effect on the Company’s financial position, or results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Use of Proceeds. On December 9, 2004, our Registration Statements on Form S-1 (SEC File Nos. 333-114554, 333-121128 and 333-121142) concerning our initial public offering were declared effective by the SEC. The offering was completed on December 15, 2004 and we received net offering proceeds of approximately $347.3 million. We used $149.3 million of the net proceeds of our initial public to repay the entire $150 million principal amount, net of refunds of certain fees, and accrued interest outstanding under our senior subordinated credit and guaranty agreement, or ‘‘bridge loan’’, and $123.2 million, including accrued interest, to repay the entire outstanding indebtedness under our revolving credit facility. The additional proceeds of approximately $77.1 million were used through the June 30, 2005 to fund general corporate purposes, including exploration and development activities, oil and gas reserve and leasehold acquisitions in the ordinary course of business, working capital and other general corporate purposes.
Item 3. Defaults Upon Senior Securities
     Not applicable.
Item 4. Submission of Matters to a Vote of the Security Holders
     During the quarter ended June 30, 2005, the Company’s securities holders approved the election of directors at the annual meeting of stockholders held on May 19, 2005. The results of the balloting were as follows:

Name of Nominee	Votes For	Votes Withheld
Class I Directors (to hold office until the 2008 annual meeting of stockholders)
Fredrick J. Barrett	38,763,604	1,563,748
Henry Cornell	35,257,612	5,069,740
Michael E. Wiley	38,404,284	1,923,068

Class II Directors (to hold office until the 2006 annual meeting of stockholders)
James M. Fitzgibbons	38,593,359	1,733,993
Jeffrey A. Harris	38,563,840	1,763,512
Randy Stein	38,316,559	2,010,793

Class III Directors (to hold office until the 2007 annual meeting of stockholders)
William J. Barrett	38,684,492	1,642,860
Roger L. Jarvis	38,678,884	1,648,468
Philippe S.E. Schreiber	38,593,459	1,733,893
Item 5. Other Information
     Not applicable.

Item 6. Exhibits and Reports on Form 8-K
Exhibits

Exhibit
Number	Description of Exhibits
3.1	Certificate of Incorporation of Bill Barrett Corporation, as amended to date. [Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-115445).]

3.2	Restated Certificate of Incorporation of Bill Barrett Corporation effective December 15, 2004. [Incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed with the Commission on December 20, 2004.]

3.3	Bylaws of Bill Barrett Corporation. [Incorporated by reference to Exhibit 3.5 to the Company’s Current Report on Form 8-K filed with the Commission on December 20, 2004.]

3.4	Certificate of Designations of Series A Preferred Stock. [Incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Company’s Registration Statement on Form 8-A filed with the Commission on December 20, 2004.]

4.1	Specimen Certificate of Common Stock. [Incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Company’s Registration Statement on Form 8-A filed with the Commission on December 20, 2004.]

4.2	Registration Rights Agreement, dated March 28, 2002, among Bill Barrett Corporation and the investors named therein. [Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-115445).]

4.3	Stockholders’ Agreement, dated March 28, 2002 and as amended to date, among Bill Barrett Corporation and the investors named therein. [Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 333-115445).]

4.4	Rights Agreement dated as of December 15, 2004 by and between the Company and Mellon Investor Services LLC. [Incorporated by reference to Exhibit 4.4 to Amendment No. 1 to the Company’s Registration Statement on Form 8-A filed with the Commission on December 20, 2004.]

10.1(a)	Amended and Restated Credit Agreement, dated February 4, 2004, among Bill Barrett Corporation and the banks named therein. [Incorporated by reference to Exhibit 10.1(a) to the Company’s Registration Statement on Form S-1 (File No. 333-115445).]

10.1(b)	First Amendment to Amended and Restated Credit Agreement dated as of September 1, 2004 among Bill Barrett Corporation and the banks named therein. [Incorporated by reference to Exhibit 10.1(b) to the Company’s Registration Statement on Form S-1 (File No. 333-115445).]

10.2	Stock Purchase Agreement, dated March 28, 2002, among Bill Barrett Corporation and the investors named therein. [Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File No. 333-115445).]

10.3	Purchase and Sale Agreement, dated March 27, 2002, between Williams Production RMT Company and Bill Barrett Corporation. [Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File No. 333-115445).]

10.4	Purchase and Sale Agreement, dated April 1, 2002, among Wasatch Oil & Gas, LLC, Wasatch Gas Gathering, LLC and Bill Barrett Corporation. [Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File No. 333-115445).]

10.5	Purchase and Sale Agreement, November 4, 2002, among, Intoil, Inc., Aratex Production Company and Bill Barrett Corporation. [Incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-115445).]

10.6	Purchase and Sale Agreement, dated January 1, 2003, among Independent Production Company, Inc., Sapphire Bay, LLC and Bill Barrett Corporation. [Incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-115445).]

10.7(a)*	Form of Indemnification Agreement dated April 15, 2004, between Bill Barrett Corporation and each of

Exhibit
Number	Description of Exhibits
the directors and certain executive officers. [Incorporated by reference to Exhibit 10.10(a) to the Company’s Registration Statement on Form S-1 (File No. 333-115445).]

10.7(b)*	Schedule of officers and directors party to Indemnification Agreements dated April 15, 2004 with Bill Barrett Corporation. [Incorporated by reference to Exhibit 10.10(b) to the Company’s Registration Statement on Form S-1 (File No. 333-115445).]

10.8*	Employment Letter Agreement, dated January 10, 2003, between Thomas B. Tyree, Jr. and Bill Barrett Corporation. [Incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-115445).]

10.9*	Amended and Restated 2002 Stock Option Plan. [Incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 333-115445).]

10.10(a)*	Form of Tranche A Stock Option Agreement for 2002 Stock Option Plan. [Incorporated by reference to Exhibit 10.13(a) to the Company’s Registration Statement on Form S-1 (File No. 333-115445).]

10.10(b)*	Form of Tranche B Stock Option Agreement for 2002 Stock Option Plan. [Incorporated by reference to Exhibit 10.13(b)to the Company’s Registration Statement on Form S-1 (File No. 333-115445).]

10.11*	2003 Stock Option Plan. [Incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 333-115445).]

10.12*	Form of Stock Option Agreement for 2003 Stock Option Plan. [Incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (File No. 333-115445).]

10.13	Form of Management Rights Agreement between Bill Barrett Corporation and certain investors. [Incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (File No. 333-115445).]

10.14	Regulatory sideletter, dated March 28, 2002, between J.P. Morgan Partners (BHCA), L.P. and Bill Barrett Corporation. [Incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1 (File No. 333-115445).]

10.15	Purchase and Sale Agreement effective July 1, 2004 among Calpine Corporation and Calpine Natural Gas, L.P. and Bill Barrett Corporation. [Incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1 (File No. 333-115445).]

10.16	Senior Subordinated Credit and Guaranty Agreement dated as of September 1, 2004 among Bill Barrett Corporation, as Borrower, Bill Barrett Properties Inc. and Bill Barrett Production Company, as Guarantors, various lenders, Goldman Sachs Credit Partners L.P., as sole lead arranger and Goldman Sachs Credit Partners L.P., as administrative agent. [Incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (File No. 333-115445).]

10.17*	Form of Change in Control Severance Protection Agreement for named executive officers. [Incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (File No. 333-115445).]

10.18*	2004 Stock Incentive Plan. [Incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1 (File No. 333-115445).]

10.19*	Form of Stock Option Agreement for 2004 Stock Option Plan. [Incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1 (File No. 333-115445).]

10.20*	Severance Plan. [Incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1 (File No. 333-115445).]

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

Exhibit
Number	Description of Exhibits
32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act Of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BILL BARRETT CORPORATION
Date: August 8, 2005	By:	/s/ William J. Barrett
William J. Barrett
Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2005	By:	/s/ Thomas B. Tyree, Jr.
Thomas B. Tyree, Jr.
Chief Financial Officer (Principal Financial Officer)

Date: August 8, 2005	By:	/s/ Robert W. Howard
Robert W. Howard
Executive Vice President-Finance and Investor Relations, and Treasurer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Exhibits
3.1	Certificate of Incorporation of Bill Barrett Corporation, as amended to date. [Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-115445).]

3.2	Restated Certificate of Incorporation of Bill Barrett Corporation effective December 15, 2004. [Incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed with the Commission on December 20, 2004.]

3.3	Bylaws of Bill Barrett Corporation. [Incorporated by reference to Exhibit 3.5 to the Company’s Current Report on Form 8-K filed with the Commission on December 20, 2004.]

3.4	Certificate of Designations of Series A Preferred Stock. [Incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Company’s Registration Statement on Form 8-A filed with the Commission on December 20, 2004.]

4.1	Specimen Certificate of Common Stock. [Incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Company’s Registration Statement on Form 8-A filed with the Commission on December 20, 2004.]

4.2	Registration Rights Agreement, dated March 28, 2002, among Bill Barrett Corporation and the investors named therein. [Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-115445).]

4.3	Stockholders’ Agreement, dated March 28, 2002 and as amended to date, among Bill Barrett Corporation and the investors named therein. [Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 333-115445).]

4.4	Rights Agreement dated as of December 15, 2004 by and between the Company and Mellon Investor Services LLC. [Incorporated by reference to Exhibit 4.4 to Amendment No. 1 to the Company’s Registration Statement on Form 8-A filed with the Commission on December 20, 2004.]

10.1(a)	Amended and Restated Credit Agreement, dated February 4, 2004, among Bill Barrett Corporation and the banks named therein. [Incorporated by reference to Exhibit 10.1(a) to the Company’s Registration Statement on Form S-1 (File No. 333-115445).]

10.1(b)	First Amendment to Amended and Restated Credit Agreement dated as of September 1, 2004 among Bill Barrett Corporation and the banks named therein. [Incorporated by reference to Exhibit 10.1(b) to the Company’s Registration Statement on Form S-1 (File No. 333-115445).]

10.2	Stock Purchase Agreement, dated March 28, 2002, among Bill Barrett Corporation and the investors named therein. [Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File No. 333-115445).]

10.3	Purchase and Sale Agreement, dated March 27, 2002, between Williams Production RMT Company and Bill Barrett Corporation. [Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File No. 333-115445).]

10.4	Purchase and Sale Agreement, dated April 1, 2002, among Wasatch Oil & Gas, LLC, Wasatch Gas Gathering, LLC and Bill Barrett Corporation. [Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File No. 333-115445).]

10.5	Purchase and Sale Agreement, November 4, 2002, among, Intoil, Inc., Aratex Production Company and Bill Barrett Corporation. [Incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-115445).]

10.6	Purchase and Sale Agreement, dated January 1, 2003, among Independent Production Company, Inc., Sapphire Bay, LLC and Bill Barrett Corporation. [Incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-115445).]

10.7(a)*	Form of Indemnification Agreement dated April 15, 2004, between Bill Barrett Corporation and each of

Exhibit
Number	Description of Exhibits
the directors and certain executive officers. [Incorporated by reference to Exhibit 10.10(a) to the Company’s Registration Statement on Form S-1 (File No. 333-115445).]

10.7(b)*	Schedule of officers and directors party to Indemnification Agreements dated April 15, 2004 with Bill Barrett Corporation. [Incorporated by reference to Exhibit 10.10(b) to the Company’s Registration Statement on Form S-1 (File No. 333-115445).]

10.8*	Employment Letter Agreement, dated January 10, 2003, between Thomas B. Tyree, Jr. and Bill Barrett Corporation. [Incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-115445).]

10.9*	Amended and Restated 2002 Stock Option Plan. [Incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 333-115445).]

10.10(a)*	Form of Tranche A Stock Option Agreement for 2002 Stock Option Plan. [Incorporated by reference to Exhibit 10.13(a) to the Company’s Registration Statement on Form S-1 (File No. 333-115445).]

10.10(b)*	Form of Tranche B Stock Option Agreement for 2002 Stock Option Plan. [Incorporated by reference to Exhibit 10.13(b)to the Company’s Registration Statement on Form S-1 (File No. 333-115445).]

10.11*	2003 Stock Option Plan. [Incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 333-115445).]

10.12*	Form of Stock Option Agreement for 2003 Stock Option Plan. [Incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (File No. 333-115445).]

10.13	Form of Management Rights Agreement between Bill Barrett Corporation and certain investors. [Incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (File No. 333-115445).]

10.14	Regulatory sideletter, dated March 28, 2002, between J.P. Morgan Partners (BHCA), L.P. and Bill Barrett Corporation. [Incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1 (File No. 333-115445).]

10.15	Purchase and Sale Agreement effective July 1, 2004 among Calpine Corporation and Calpine Natural Gas, L.P. and Bill Barrett Corporation. [Incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1 (File No. 333-115445).]

10.16	Senior Subordinated Credit and Guaranty Agreement dated as of September 1, 2004 among Bill Barrett Corporation, as Borrower, Bill Barrett Properties Inc. and Bill Barrett Production Company, as Guarantors, various lenders, Goldman Sachs Credit Partners L.P., as sole lead arranger and Goldman Sachs Credit Partners L.P., as administrative agent. [Incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (File No. 333-115445).]

10.17*	Form of Change in Control Severance Protection Agreement for named executive officers. [Incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (File No. 333-115445).]

10.18*	2004 Stock Incentive Plan. [Incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1 (File No. 333-115445).]

10.19*	Form of Stock Option Agreement for 2004 Stock Option Plan. [Incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1 (File No. 333-115445).]

10.20*	Severance Plan. [Incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1 (File No. 333-115445).]

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

Exhibit
Number	Description of Exhibits
32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

*	Indicates a management contract or compensatory plan or arrangement.