Form 10-Q
period 2005-09-30
BILL BARRETT CORP
filed 2005-11-03
CIK 1172139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.
There were 43,431,547 shares of $.001 par value common stock outstanding on October 31, 2005.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Item 4. Controls and Procedures
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of the Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
Rule 13a-14(a)/15d-14(a) Certification of CEO
Rule 13a-14(a)/15d-14(a) Certification of CFO
Section 1350 Certification of CEO
Section 1350 Certification of CFO
EXHIBIT INDEX
Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
Section 1350 Certification of Chief Executive Officer
Section 1350 Certification of Chief Financial Officer

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
BILL BARRETT CORPORATION
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31,	September 30,
	2004	2005
	(in thousands, except share data)
Assets:
Current Assets:
Cash and cash equivalents	$99,926	$37,664
Accounts receivable, net of allowance for doubtful accounts of $89 and $144 as of December 31, 2004 and September 30, 2005, respectfully	31,149	41,261
Prepayments and other current assets	4,625	5,372
Deferred income taxes	2,190	23,225

Total current assets	137,890	107,522
Property and Equipment — At cost, successful efforts method for oil and gas properties:
Proved oil and gas properties	517,210	697,263
Unevaluated oil and gas properties, excluded from amortization	137,605	175,622
Furniture, equipment and other	4,964	6,839

	659,779	879,724
Accumulated depreciation, depletion, amortization, and impairment	(107,614)	(204,007)

Total property and equipment, net	552,165	675,717
Deferred Income Taxes	3,081	8,486
Deferred Financing Costs and Other Assets	3,022	1,996

Total	$696,158	$793,721

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts payable and accrued liabilities	$37,392	$44,915
Amounts payable to oil and gas property owners	5,390	6,506
Production taxes payable	15,437	28,747
Derivative liability and other	3,887	61,016

Total current liabilities	62,106	141,184
Note Payable to Bank	—	43,000
Asset Retirement Obligations	11,806	13,807
Other Noncurrent Liabilities	2,514	18,388
Stockholders’ Equity:
Common stock, $0.001 par value; authorized 150,000,000 shares; 43,323,270 and 43,431,118 shares issued at December 31, 2004 and September 30, 2005, respectively, with 283,887 and 92,090 shares subject to restrictions, respectively	43	43
Additional paid-in capital	709,578	712,774
Accumulated deficit	(86,320)	(85,840)
Accumulated other comprehensive loss	(3,569)	(49,635)

Total stockholders’ equity	619,732	577,342

Total	$696,158	$793,721

See notes to consolidated financial statements.

BILL BARRETT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
	(in thousands, except share and per share amounts)
Revenues:
Oil and gas production	$42,431	$70,471	$118,873	$175,118
Other	244	766	2,642	2,474

Total revenues	42,675	71,237	121,515	177,592
Operating Expenses:
Lease operating expense	3,822	5,165	11,009	14,059
Gathering and transportation expense	1,600	3,113	4,091	8,717
Production tax expense	5,219	8,525	14,784	21,554
Exploration expense	6,469	4,152	9,282	6,817
Impairment, dry hole costs and abandonment expense	7,606	646	7,887	44,321
Depreciation, depletion and amortization	17,718	21,982	48,720	60,936
General and administrative	4,441	6,708	15,249	19,741

Total operating expenses	46,875	50,291	111,022	176,145

Operating income (loss)	(4,200)	20,946	10,493	1,447
Other Income and Expense:
Interest income	103	343	231	1,384
Interest expense	(2,006)	(734)	(3,389)	(1,736)

Total other income and expense	(1,903)	(391)	(3,158)	(352)

Income (Loss) before Income Taxes	(6,103)	20,555	7,335	1,095
Provision for (Benefit from) Income Taxes	(2,163)	7,258	3,503	615

Net Income (Loss)	(3,940)	13,297	3,832	480
Less Cumulative Dividends on Preferred Stock	(5,049)	—	(14,387)	—

Net Income (Loss) Attributable to Common Stock	$(8,989)	$13,297	$(10,555)	$480

Net Income (Loss) Per Common Share, Basic	$(6.08)	$0.31	$(7.67)	$0.01

Net Income (Loss) Per Common Share, Diluted	$(6.08)	$0.30	$(7.67)	$0.01

Weighted Average Common Shares Outstanding, Basic	1,477,595	43,285,381	1,376,692	43,186,417
Weighted Average Common Shares Outstanding, Diluted	1,477,595	43,782,874	1,376,692	43,628,292

See notes to consolidated financial statements.

BILL BARRETT CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS (UNAUDITED)

					Accumulated
	Convertible		Additional		Other	Total
	Preferred	Common	Paid-In	Accumulated	Comprehensive	Stockholders’	Comprehensive
	Stock	Stock	Capital	Deficit	Loss	Equity	(Loss) Income
	(in thousands)
Balance — December 31, 2003	$51	$9	$251,633	$(8,966)	$(4,401)	$238,326
Issuance of Series B convertible preferred stock for cash	7	—	33,723	—	—	33,730	—
Exercise of options	—	—	52	—	—	52	—
Issuance of Series B convertible preferred stock for acquisition of mineral leasehold interests	—	—	322	—	—	322	—
Cancellation of Series A convertible preferred stock	—	—	(500)	—	—	(500)	—
Reverse stock split: 1-for-4.658	—	(7)	7	—	—	—	—
Proceeds from initial public offering (net of underwriters’ discount of $26,445)	—	15	347,290	—	—	347,305	—
Conversion of convertible note payable into common stock	—	—	1,900	—	—	1,900	—
Conversion of issued and outstanding Series A convertible preferred stock into common stock upon initial public offering	(6)	2	4	—	—	—	—
Conversion of issued and outstanding Series B convertible preferred stock into common stock upon initial public offering	(52)	24	28	—	—	—	—
Recognition of 7% cumulative dividend on Series B convertible stock in common stock	—	—	35,745	(35,745)	—	—	—
Recognition of deemed dividends related to the conversion of Series B convertible stock into common stock upon initial public offering	—	—	36,343	(36,343)	—	—	—
Stock-based compensation	—	—	3,031	—	—	3,031	—
Comprehensive (loss) income:
Net loss	—	—	—	(5,266)	—	(5,266)	(5,266)
Effect of derivative financial instruments, net of tax	—	—	—	—	832	832	832

Total comprehensive loss							$(4,434)

Balance — December 31, 2004	$0	$43	$709,578	$(86,320)	$(3,569)	$619,732
Exercise of options	—	—	995	—	—	995	—
Stock-based compensation	—	—	2,221	—	—	2,221	—
Other	—	—	(20)	—	—	(20)	—
Comprehensive loss:
Net income	—	—	—	480	—	480	480
Effect of derivative financial instruments, net of tax	—	—	—	—	(46,066)	(46,066)	(46,066)

Total comprehensive loss							$(45,586)

Balance — September 30, 2005	$0	$43	$712,774	$(85,840)	$(49,635)	$577,342

See notes to consolidated financial statements.

BILL BARRETT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
	2004	2005
	(in thousands)
Operating Activities:
Net Income	$3,832	$480
Adjustments to reconcile to net cash provided by operations:
Depreciation, depletion and amortization	48,720	60,936
Deferred income taxes	3,503	615
Impairment, dry hole costs and abandonment expense	7,887	44,321
Stock compensation and other non-cash charges	2,672	2,103
Amortization of deferred financing costs	681	882
Gain on disposal of properties	(2,348)	(2,101)
Change in current assets and liabilities:
Accounts receivable	(6,281)	(10,112)
Prepayments and other current assets	(2,193)	(653)
Accounts payable, accrued and other liabilities	(1,084)	(153)
Amounts payable to oil and gas property owners	579	1,116
Production taxes payable	9,403	13,310

Net cash provided by operating activities	65,371	110,744
Investing Activities:
Additions to oil and gas properties	(274,828)	(224,135)
Additions of furniture, equipment and other	(1,342)	(1,852)
Proceeds from sale of properties	7,219	9,036

Net cash used in investing activities	(268,951)	(216,951)
Financing Activities:
Proceeds from debt	254,000	66,000
Principal payments on debt	(68,000)	(23,000)
Proceeds from sale of common and preferred stock	33,773	995
Offering costs	(1,163)	—
Deferred financing costs and other	(6,169)	(50)

Net cash provided by financing activities	212,441	43,945

Increase (Decrease) in Cash and Cash Equivalents	8,861	(62,262)
Beginning Cash and Cash Equivalents	16,034	99,926

Ending Cash and Cash Equivalents	$24,895	$37,664

See notes to consolidated financial statements.

BILL BARRETT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
September 30, 2005
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
2. Summary of Significant Accounting Policies
     Basis of Presentation. The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Pursuant to the rules and regulations of the SEC, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting of normal and recurring accruals) considered necessary to present fairly our financial position as of September 30, 2005, the results of operations for the nine and three months ended September 30, 2004 and 2005, and cash flows for the nine months ended September 30, 2004 and 2005. Operating results for the nine and three months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the full year because of the impact of fluctuations in prices received for natural gas and oil and other factors. For a more complete understanding of the Company’s operations, financial position and accounting policies, these consolidated financial statements and the notes thereto should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2004 previously filed with the SEC.
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
     Materials and supplies consists primarily of tubular goods and well equipment used in future drilling operations or repair operations and is carried at the lower of cost or market, on a first-in, first-out basis.
     The following table sets forth the net capitalized costs and associated accumulated depreciation, depletion and amortization, including impairments, relating to the Company’s natural gas and oil producing activities (in thousands):

	As of	As of
	December 31, 2004	September 30, 2005
Proved properties	$258,387	$270,874
Wells and related equipment and facilities	216,335	361,920
Support equipment and facilities	38,890	57,532
Materials and supplies	3,598	6,937

Total proved oil and gas properties	517,210	697,263
Accumulated depreciation, depletion, amortization and impairment	(105,633)	(200,883)

Total proved oil and gas properties, net	$411,577	$496,379

Unevaluated properties	$97,099	$97,824
Wells and equipment in progress	40,506	77,798

Total unevaluated oil and gas properties, excluded from amortization	$137,605	$175,622

     The following table reflects the net changes in capitalized exploratory well costs for the nine months ended September 30, 2005 (in thousands). As of September 30, 2005, the Company does not have any exploratory well costs that have been capitalized for more than one year.

Beginning of period	$19,940
Additions to capitalized exploratory well costs pending the determination of proved reserves	142,422
Reclassifications to wells, facilities and equipment based on the determination of proved reserves	(94,932)
Exploratory well costs charged to impairment, dry hole costs and abandonment expense	(6,812)

End of period	$60,618

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
     During the nine months ended September 30, 2005, the Company recognized non-cash impairment charges of $36.3 million related to its proved oil and gas properties in the Wind River Basin, all of which was recorded in the second quarter of 2005. This was primarily a result of production from existing and recently drilled wells in the Cooper Reservoir field declining more rapidly than anticipated due to interference caused by infill drilling. Additionally, in the Talon field, production from exploratory wells was at a rate that did not justify the capital investment in those wells. The carrying amount of these properties was adjusted to fair value, which was determined based upon the present value of future cash flows, net of operating and development costs, discounted at various rates consistent with current market conditions at which similar types of properties are being traded.
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
     During the nine months ended September 30, 2005, the Company granted 251,200 options to purchase shares of common stock with a weighted average exercise price of $31.78 per share and 5,352 nonvested equity shares of common stock. For the three months ended September 30, 2005, the Company granted 81,700 options to purchase shares of common stock with a weighted average exercise price of $35.09 per share. Included within general and administrative expense is non-cash stock based compensation related to option and nonvested equity share awards of $2.6 million and $2.2 million for the nine months ended September 30, 2004 and 2005, respectively, and $0.3 million and $0.7 million for the three months ended September 30, 2004 and 2005, respectively.
     Reclassifications. The Company reclassified $9.3 million related to geologic, geophysical and other exploration costs from cash used in investing activities to cash used in operating activities in the statements of cash flows for the nine months ended September 30, 2004 to conform to the current year presentation.
     The Company reclassified $7.6 million and $7.9 million from exploration expense to impairment, dry hole costs and abandonment expense in the statements of operations for the three and nine months ended September 30, 2004, respectively, to conform to the current year presentation.
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
     On April 4, 2005, the FASB issued FASB Staff Position (“FSP”) FAS No. 19-1 Accounting for Suspended Well Costs. This staff position amends SFAS No. 19 and provides guidance about exploratory well costs to companies who use the successful efforts method of accounting. The position states that exploratory well costs should continue to be capitalized if (1) a sufficient quantity of reserves are discovered in the well to justify its completion as a producing well and (2) sufficient progress is made in assessing the reserves and the well’s economic and operating feasibility. If the exploratory well costs do not meet both of these criteria, these costs should be expensed, net of any salvage value. Additional annual disclosures are required to provide information about management’s evaluation of capitalized exploratory well costs. In addition, the FSP requires the annual disclosure of (1) net changes from period to period of capitalized exploratory well costs for wells that are pending the determination of proved reserves, (2) the amount of exploratory well costs that have been capitalized for a period greater than one year after the completion of drilling and (3) an aging of exploratory well costs suspended for greater than one year with the number of wells it related to. Further, the disclosures should describe the activities undertaken to evaluate the reserves and the projects, the information still required to classify the associated reserves as proved and the estimated timing for completing the evaluation. The guidance in this FSP is required to be applied to the first reporting period beginning after April 4, 2005 on a prospective basis to existing and newly capitalized exploratory well costs. The Company provided the disclosure requirements of this FSP in its Annual Report on Form 10-K for the year ended December 31, 2004 and will continue to provide the disclosures required by the FSP in future filings with the SEC.
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
     On August 31, 2005, the FASB issued FSP FAS No. 123(R)-1, Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement 123(R). This guidance applies to equity shares, as well as stock options, and requires that a freestanding financial instrument issued to an employee in exchange for past or future employee services that is subject to SFAS No. 123(R) shall continue to be subject to the recognition and measurement provisions of SFAS No. 123(R) throughout the life of the instrument, unless its terms are modified when the holder is no longer an employee. The Company adopted FSP FAS No. 123(R)-1 during the quarter ended September 30, 2005, and it did not have an impact on our financial statements.
     On October 18, 2005, the FASB issued FSP FAS No. 123(R)-2, Practical Accommodation to the Application of Grant Date as Defined in SFAS No. 123(R), which provides a reasonable approach in determining the grant date of an equity award. The Position clarifies that a mutual understanding of the grant terms shall be presumed to exist at the date the award is approved if (1) the grantee is not able to negotiate the terms of the award and (2) the terms of the grant are communicated to the grantee within a reasonable period of time. FSP FAS No. 123(R)-2 is effective for our Company as of the fourth quarter of 2005. We have evaluated the provisions of FSP FAS No. 123(R)-2 and do not believe that its adoption will have an impact on our financial statements.
     In October 2005, the FASB issued FSP FAS No. 13-1, Accounting for Rental Costs Incurred during a Construction Period, which is effective for reporting periods beginning after December 15, 2005. This Position requires that rental costs associated with ground or building operating leases that are incurred during a construction period be recognized as rental expense. We do not expect the adoption of FSP No. 13-1 to have an impact on our financial statements.
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
     Net income attributable to common stock is calculated by reducing net income by dividends earned on preferred securities. For the three and nine months ended September 30, 2004, Series B preferred dividends, whether or not declared or paid, were considered earned for purposes of these calculations. The Series A and Series B preferred stock and a convertible note that subsequently converted into Series A preferred stock were not included in the computation of earnings per share for the three and nine months ended September 30, 2004 because their inclusion would have been anti-dilutive.

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
     The following table sets forth the calculation of basic and diluted earnings per share (in thousands except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2004	2005	2004	2005
Net income (loss)	$(3,940)	$13,297	$3,832	$480
Less cumulative dividends on preferred stock	(5,049)	n/a	(14,387)	n/a

Net income (loss) to be allocated	(8,989)	13,297	(10,555)	480
Less allocation of undistributed earnings to participating preferred stock	—	n/a	—	n/a

Net income (loss) attributable to common stock	(8,989)	13,297	(10,555)	480
Adjustments to net income for dilution	—	—	—	—

Net income (loss) adjusted for the effect of dilution	$(8,989)	$13,297	$(10,555)	$480

Basic weighted-average common shares outstanding in period	1,478	43,285	1,377	43,186
Add dilutive effects of stock options and nonvested equity shares of common stock	—	498	—	442

Diluted weighted-average common shares outstanding in period	1,478	43,783	1,377	43,628

Basic income (loss) per common share	$(6.08)	$0.31	$(7.67)	$0.01

Diluted income (loss) per common share	$(6.08)	$0.30	$(7.67)	$0.01

4. Supplemental Disclosures of Cash Flow Information:
     Supplemental cash flow information is as follows (in thousands):

	Nine Months Ended September 30,
	2004	2005
Cash paid for interest	$2,313	$927
Supplemental disclosures of noncash investing and financing activities:
Preferred stock issued for payment of oil and gas properties	322	—
Preferred stock returned in settlement to terminate an exploration agreement	(500)	—
Changes in current assets and liabilities that are reflected in investing activities	(5,438)	7,706
Net change in asset retirement obligations	7,911	1,278
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

     For derivative instruments designated as cash flow hedges, changes in fair value, to the extent the hedge is effective, are recognized in other comprehensive loss until the hedged item is recognized in earnings. Hedge effectiveness is assessed quarterly based on total changes in the derivative’s fair value. Any ineffective portion of the derivative instrument’s change in fair value is recognized immediately in earnings.
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
     The Company was a party to various swap and collar contracts for natural gas based on Northwest Pipeline Rocky Mountains (“NORRM”) and Colorado Interstate Gas Rocky Mountains (“CIGRM”) indexes during the nine months ended September 30, 2004 and 2005. As a result, the Company recognized a reduction of natural gas production revenues related to these contracts of $2.7 million and $3.8 million for the quarters ended September 30, 2004 and 2005, respectively, and $7.5 million and $6.0 million for the nine months ended September 30, 2004 and 2005, respectively. The Company was a party to various swap and collar contracts for oil based on a West Texas Intermediate (“WTI”) index recognizing a reduction to oil production revenues related to these contracts of $1.3 million in the three months ended September 30, 2005 and $2.6 million in the nine months ended September 30, 2005. There were no swap or collar contract settlements for oil during the nine months ended September 30, 2004. As the underlying prices in the Company’s hedge contracts were consistent with the indices used to sell its natural gas and oil, no ineffectiveness was recognized related to its hedge contracts for the three and nine months ended September 30, 2004 and 2005.
     As of October 31, 2005, we had the following commodity swap contracts in place to hedge cash flow and reduce the impact of natural gas and oil price fluctuations:

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
     As of October 31, 2005, we had the following cashless collars (purchased put options and written call options) in order to hedge a portion of our 2005, 2006, and 2007 natural gas and oil production. The cashless collars are used to establish floor and ceiling prices on anticipated future natural gas and oil production.

	Average
	Volume	Quantity	Floor-Ceiling	Index	Contract
Product	Per Day	Type	Pricing	Price	Period
Natural gas	10,000	MMBtu	$4.75-7.00	NORRM	1/1/2005-12/31/2005
Natural gas	5,000	MMBtu	4.75-6.75	NORRM	1/1/2005-12/31/2005
Natural gas	10,000	MMBtu	4.75-7.10	NORRM	1/1/2005-12/31/2005
Natural gas	5,000	MMBtu	5.00-6.46	CIGRM	4/1/2005-10/31/2005
Natural gas	5,000	MMBtu	5.25-10.60	CIGRM	8/1/2005-12/31/2005
Oil	400	Bbls	45.00-55.25	WTI	4/1/2005-12/31/2005
Natural gas	5,000	MMBtu	4.75-6.05	NORRM	1/1/2006-12/31/2006
Natural gas	5,000	MMBtu	4.75-6.18	NORRM	1/1/2006-12/31/2006
Natural gas	15,000	MMBtu	4.75-6.21	NORRM	1/1/2006-12/31/2006

	Average
	Volume	Quantity	Floor-Ceiling	Index	Contract
Product	Per Day	Type	Pricing	Price	Period
Natural gas	10,000	MMBtu	5.00-8.10	NORRM	1/1/2006-12/31/2006
Natural gas	4,000	MMBtu	5.25-12.05	CIGRM	1/1/2006-12/31/2006
Oil	700	Bbls	42.00-50.20	WTI	1/1/2006-12/31/2006
Oil	50	Bbls	50.00-81.10	WTI	1/1/2006-12/31/2006
Oil	600	Bbls	50.00-78.15	WTI	1/1/2007-12/31/2007
Natural gas	29,000	MMBtu	5.25-10.22	CIGRM	1/1/2007-12/31/2007
     The Company’s natural gas and oil derivative financial instruments have been designated as cash flow hedges in accordance with SFAS No. 133 and are included in current and other noncurrent liabilities in the Company’s Consolidated Balance Sheets.
     At September 30, 2005, the estimated fair value of contracts designated and qualifying as cash flow hedges under SFAS No. 133 was a liability of $78.8 million. The Company will reclassify the appropriate amount to gains or losses included in natural gas and oil production operating revenues as the hedged production quantity is produced. Based on current projected market prices, the net amount of existing unrealized after-tax loss as of September 30, 2005 to be reclassified from accumulated other comprehensive loss to net income in the next twelve months would be $37.3 million. Of this amount, $7.6 million pertains to swap contracts, and $29.7 million pertains to collar contracts. In regards to the collar contracts, no amounts will be reclassified if actual prices received fall between the floor and ceiling prices as set forth in the contracts. The Company anticipates that all original forecasted transactions will occur by the end of the originally specified time periods.
6. Asset Retirement Obligations
     The Company follows the provisions of SFAS No. 143, Accounting for Asset Retirement Obligations, in accounting for its obligations associated with the retirement of tangible long-lived assets. The estimated fair value of the future costs associated with dismantlement, abandonment and restoration of oil and gas properties is recorded generally upon acquisition or completion of a well. The net estimated costs are discounted to present values using a risk adjusted rate over the estimated economic life of the oil and gas properties. Such costs are capitalized as part of the related asset. The asset is depleted on the units-of-production method on a field-by-field basis. The liability is periodically adjusted to reflect (1) new liabilities incurred, (2) liabilities settled during the period, (3) accretion expense, and (4) revisions to estimated future cash flow requirements. The accretion expense is recorded as a component of depreciation, depletion and amortization expense in the accompanying Consolidated Statements of Operations. A reconciliation of the changes in the liability for the nine months ended September 30, 2005 follows (in thousands):

Beginning of period	$11,806
Liabilities incurred	1,312
Liabilities settled	(50)
Accretion expense	773
Revisions to estimate	(34)

End of period	$13,807

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
     Income tax expense (benefit) for the three and nine months ended September 30, 2004 and 2005 differs from the amounts that would be provided by applying the U.S. federal income tax rate to income (loss) before income taxes principally due to state income taxes, stock-based compensation not deductible for income tax purposes and other permanent differences.
     At September 30, 2005, the Company’s balance sheet reflected net deferred tax assets of $31.7 million, of which $29.2 million pertains to the tax effects of derivative instruments reflected in other comprehensive loss. The Company has not recognized a valuation allowance against its net deferred tax assets because it believes that it is more likely than not that the net deferred tax assets will be realized on future income tax returns, primarily from the generation of future taxable income.

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
     The Company’s authorized capital structure consists of 75,000,000 shares of $0.001 par value preferred stock and 150,000,000 shares of $0.001 par value common stock. In October 2004, 150,000 shares of $0.001 par value preferred stock were designated as Series A Junior Participating Preferred Stock. At September 30, 2005, the Series A Junior Participating Preferred Stock was the Company’s only designated preferred stock, the remainder of authorized preferred stock being undesignated.
     Holders of all classes of stock are entitled to vote on matters submitted to stockholders, except that, when issued, each share of Series A Junior Participating Stock shall entitle the holder thereof to 1,000 votes on all matters submitted to a vote of the Company’s stockholders.
     As of September 30, 2005, of the 1,800,548 common shares issued to founding management and employees, 100% were dollar vested and 1,713,198 shares were time vested. The remaining time vesting will occur ratably through January 2006.
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
9. Accumulated Other Comprehensive Loss
     The Company follows the provisions of SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting comprehensive income. The components of accumulated other comprehensive loss and related tax effects for the nine months ended September 30, 2005 were as follows:

		Tax	Net of
	Gross	Effect	Tax
	(in thousands)
Accumulated other comprehensive loss — December 31, 2004	$(5,665)	$2,096	$(3,569)
Change in fair value of hedges	(86,212)	31,898	(54,314)
Reclassification adjustment for realized losses on hedges included in net loss	13,091	(4,844)	8,247

Accumulated other comprehensive loss — September 30, 2005	$(78,786)	$29,151	$(49,635)

10. Commitments and Contingencies
     During the three months ended September 30, 2005, the Company entered into a non-cancelable operating lease for additional office space. The future minimum annual payments under this lease is as follows (in thousands):

Year 1	$150
Year 2	417
Year 3	497
Year 4	504
Year 5	522
Thereafter	265

Total	$2,355

     There were no other material changes to our commitments and contingencies since December 31, 2004.
11. Subsequent Events
     On October 17, 2005, the Company signed a letter of intent with an industry party to sell a 40% interest in approximately 40,000 net undeveloped acres within our Red Bank Extension in the Williston Basin. The letter of intent provides that the Company will drill two exploratory wells at depths and locations to be mutually determined. This transaction and the drilling commitments are subject to the negotiation of a definitive agreement, which is anticipated to be completed in the fourth quarter of 2005.
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, market prices for natural gas and oil, economic and competitive conditions, regulatory changes, estimates of proved reserves, potential failure to achieve production from development projects, capital expenditures and other uncertainties, as well as those factors discussed below and in our Annual Report on Form 10-K for the year ended December 31, 2004 under the “Cautionary Note Regarding Forward-Looking Statements” section and the “Risk Factors” subsection of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and in the “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” sections of our prospectus dated August 17, 2005, all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur.
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
Results of Operations
     The financial information with respect to the nine and three months ended September 30, 2004 and 2005 that is discussed below is unaudited. In the opinion of management, such information contains all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for such periods. The results of operations for interim periods are not necessarily indicative of the results of operations for the full fiscal year.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2005

	Nine Months Ended
	September 30,		Increase (Decrease)
	2004	2005	Amount	Percent
		($ in thousands)
Operating Results:
Revenues
Oil and gas production revenues	$118,873	$175,118	$56,245	47%
Other income	2,642	2,474	(168)	(6%)
Operating Expenses
Lease operating expense	11,009	14,059	3,050	28%
Gathering and transportation expense	4,091	8,717	4,626	113%
Production tax expense	14,784	21,554	6,770	46%
Exploration expense	9,282	6,817	(2,465)	(27%)
Impairment, dry hole costs and abandonment expense	7,887	44,321	36,434	nm*
Depreciation, depletion and amortization	48,720	60,936	12,216	25%
General and administrative	15,249	19,741	4,492	29%

Total operating expenses	$111,022	$176,145	$65,123	59%
Production Data:
Natural gas (MMcf)	21,449	24,813	3,364	16%
Oil (MBbls)	352	386	34	10%
Combined volumes (MMcfe)	23,558	27,126	3,568	15%
Daily combined volumes (Mmcfe/d)	86	99	13	15%
Average Prices (includes effects of hedges):
Natural gas (per Mcf)	$4.93	$6.34	$1.41	29%
Oil (per Bbl)	37.06	46.04	8.98	24%
Combined (per Mcfe)	5.05	6.46	1.41	28%
Average Costs (per Mcfe):
Lease operating expense	$0.47	$0.52	$0.05	11%
Gathering and transportation expense	0.17	0.32	0.15	88%
Production tax expense	0.63	0.79	0.16	25%
Depreciation, depletion and amortization	2.07	2.25	0.18	9%
General and administrative	0.65	0.73	0.08	12%

*	Not meaningful.
     Production Revenues. Production revenues increased from $118.9 million for the nine months ended September 30, 2004 to $175.1 million for the current year period due to both an increase in production and increases in natural gas and oil prices. Price increases added approximately $33.4 million of production revenues and production increases from the development of existing properties added approximately $22.8 million of production revenues, after natural production declines so that our new production more than offset natural production declines.
     On a Mcf equivalent basis, total production volumes for the nine months ended September 30, 2005 increased 15% from total production for the prior year period. Additional information concerning production is in the following table.

	Nine Months Ended September 30, 2004			Nine Months Ended September 30, 2005
	Oil	Natural Gas	Total	Oil	Natural Gas	Total
	(MBbls)	(MMcf)	(MMcfe)	(MBbls)	(MMcf)	(MMcfe)
Wind River Basin	90	13,889	14,429	57	10,629	10,970
Uinta Basin	5	3,826	3,856	4	4,625	4,646
Powder River Basin	—	3,402	3,402	—	6,411	6,411
Piceance Basin*	1	186	193	28	3,018	3,185
Williston Basin	234	132	1,536	278	108	1,776
Other	22	14	142	19	22	138

Total	352	21,449	23,558	386	24,813	27,126

*	We purchased our interest in the Piceance Basin on September 1, 2004.
     The production decrease in the Wind River Basin is due to natural production declines in our Cave Gulch, Cooper Reservoir and Wallace Creek fields that occurred in late 2004 and throughout 2005. These natural production declines in the Wind River Basin were partially offset as the result of our development activities in the Talon field along with the exploration success of the Bullfrog Federal 14-18 well, which was put on production in late July 2005. The production increase in the Uinta Basin is due to exploration and development activities in both the West Tavaputs and Hill Creek fields. The production increase in the Powder River Basin reflects the success of our development activities. The production increase in the Williston Basin is principally due to continued exploration and development activities on our properties in this basin. The production increase in the Piceance Basin is a result of the acquisition made in September 2004. The 2005 production in the Piceance Basin includes 116 MMcf of a gas balancing settlement pertaining to production in the last quarter of 2004.

     Hedging Activities. During the nine months ended September 30, 2004, approximately 36% of our natural gas volumes and no oil volumes were hedged, resulting in a reduction in revenues of $7.5 million. During the nine months ended September 30, 2005, approximately 50% of our natural gas volumes and 47% of our oil volumes were hedged, resulting in a reduction in revenues of $8.6 million.
     Lease Operating Expense and Gathering and Transportation Expense. Our lease operating expense increased from $0.47 per Mcfe in the first nine months of 2004 to $0.52 per Mcfe in the current year period, and our gathering and transportation expense increased from $0.17 per Mcfe in the first nine months of 2004 to $0.32 per Mcfe in the current year period. The increase in lease operating expenses is primarily due to workovers of $0.5 million in the Hill Creek field in the Uinta Basin and in the Cave Gulch field in the Wind River Basin, equipment rentals and diesel fuel costs associated with a temporary electrical power supply for new wells in the Powder River Basin of $1.4 million. The increase on a per Mcfe basis is also due to the declining production in our Cave Gulch, Cooper Reservoir and Wallace Creek fields in the Wind River Basin without a corresponding decrease in fixed costs associated with operating these gas wells. The increase in gathering and transportation expense is principally attributable to an increase of $4.3 million for the CBM properties in the Powder River Basin relating to increased third party charges for compressor fuel, processing charges incurred for removal of CO2 in order to meet pipeline specifications, the relative increase in production in the Powder River Basin, which is a higher gathering cost area as compared to our conventional gas areas, and firm transportation fees we commenced incurring in the first quarter of 2005. We have entered into long-term firm transportation contracts on a portion of our production to guarantee capacity on major pipelines to avoid possible production curtailments that may arise due to limited pipeline capacity.
     Production Tax Expense. Production taxes as a percentage of natural gas and oil sales before hedging losses of $7.5 million and $8.6 million remained at 11.7% for the nine months ended September 30, 2004 and 2005, respectively. Production taxes are primarily based on the wellhead values of production and vary across the different areas that we operate. Total production taxes increased as a result of higher production revenues, primarily due to higher prices in the nine months ended September 30, 2005 compared to the prior year period.
     Exploration Expense. Exploration costs decreased from $9.3 million in the first nine months of 2004 to $6.8 million in the current year period. The costs for the nine months ended September 30, 2004 include $1.2 million, $5.8 million and $0.9 million for seismic programs in the DJ Basin, Wind River Basin and Uinta Basins, respectively, along with $1.4 million for delay rentals and other costs. The costs for the nine months ended September 30, 2005 include $5.7 million for seismic programs, principally in the Uinta, Wind River and Big Horn Basins, and Montana Overthrust, and $1.1 million for delay rentals and other costs.
     Impairment, Dry Hole Costs and Abandonment Expense. Our impairment, dry hole costs and abandonment expense increased from $7.9 million during the first nine months of 2004 to $44.3 million during the current year period. For the nine months ended September 30, 2004 dry hole costs were $7.5 million for dry holes primarily in the Wind River Basin, abandonments were $0.4 million, and impairment expense was zero. For the nine months ended September 30, 2005 dry hole costs were $6.8 million for dry holes in the Wind River, Green River, and Uinta Basins, abandonments were $1.2 million, and impairment expense was $36.3 million. The impairment expense is the result of a $29.5 million impairment charge in the Cooper Reservoir field and $6.8 million impairment charge in the Talon field, both of which are located in the Wind River Basin, during that quarter. During the quarter ended June 30, 2005, production from existing and recently drilled infill wells in the Cooper Reservoir field declined more rapidly than anticipated indicating well interference and limited downspacing opportunities. In the Talon field, production from exploratory wells was at a rate that does not justify the capital investment. Based on our review as of September 30, 2005, there were no additional impairments of proved oil and gas properties.
     Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense was $60.9 million for the nine months ended September 30, 2005 compared to $48.7 million for the prior year period. Of the increase, $7.4 million is due to the 15% increase in production and $4.8 million is due to an increased depletion rate for 2005 production. During the nine months ended September 30, 2004, the weighted average depletion rate was $2.07 per Mcfe. In the nine months ended September 30, 2005, the weighted average depletion rate was $2.25 per Mcfe. Under successful efforts accounting, depletion expense is separately computed for each producing area. The capital expenditures for proved properties for each area compared to the proved reserves corresponding to each producing area determine a depletion rate for current production. The Company’s cost of finding oil and gas reserves in certain areas yielded an overall higher depletion rate for the first nine months of 2005 compared to the prior year period. Future depletion rates will be adjusted to reflect future capital expenditures and proved reserve changes in specific areas.

     General and Administrative Expense. General and administrative expense increased $4.5 million from $15.2 million in the nine months ended September 30, 2004 to $19.7 million in the current year period. This increase was primarily due to increased personnel required for our capital program and production levels. As of September 30, 2005, we had 125 full time employees in our corporate office compared to 94 as of September 30, 2004. Additionally, the Company filed a registration statement in August 2005 in an underwritten offering covering shares sold by selling stockholders. No shares were offered or sold by the Company. As a result, the Company incurred an additional $0.4 million in costs associated with the offering during the nine months ended September 30, 2005. The Company also incurred $0.2 million related to the termination of the accounting out-sourcing arrangement with a third party service provider as of August 1, 2005.
     General and administrative expense includes non-cash charges for stock-based compensation, including $2.6 million in the first nine months of 2004 and $2.2 million in the current year period. The decrease in charges for non-cash compensation was due to a stock-based compensation charge related to the dollar vesting of common stock to founding management in January and May of 2004. On a per unit production basis, general and administrative expense increased from $0.65 per Mcfe in the first nine months of 2004 to $0.73 per Mcfe in the current year period. Our capital budget relative to our production levels is high and requires an appropriate number of personnel and related costs to prudently manage our capital expenditure program. Until our capital expenditure program significantly increases our production levels, we expect general and administrative expense per unit of production to remain at current levels.
     Interest Income. Interest income, including amortization of deferred financing costs, increased $1.2 million to $1.4 million during the nine months ended September 30, 2005 from $0.2 million during the prior year period. This increase is a result of interest earned on an average cash and short-term investment balance of $62.7 million for the nine months ended September 30, 2005 compared to an average balance of $22.4 million for the prior year period. The increased investment balance resulted primarily from the receipt of the net proceeds from our initial public offering in December 2004.
     Interest Expense. Interest expense decreased $1.7 million to $1.7 million in the nine months ended September 30, 2005 from $3.4 million in the prior year period. The decrease was due to higher debt levels during 2004 to fund acquisitions and development activities and a lack of a need to draw on our credit facility until the third quarter of 2005 due to the availability of the proceeds of our IPO in December 2004. The weighted average outstanding balance under our credit facility was $68.8 million for the nine months ended September 30, 2004 as compared to $6.8 million for the nine months ended September 30, 2005. In addition to borrowings under our credit facility, we borrowed $150 million under a bridge loan on September 1, 2004 to fund the acquisition of our Piceance Basin properties. The bridge loan was repaid in full in December 2004 with proceeds from our IPO and terminated at that time so that it had no outstanding balance as of September 30, 2005.
     Income Tax Expense. Our effective tax rate was 48% and 56% in the nine months ended September 30, 2004 and 2005, respectively. For both the 2004 and 2005 periods, our effective tax rate differs from the statutory rates primarily because the Company recorded stock-based compensation expense under APB 25 and FAS 123R that is not deductible for income tax purposes. All of our income tax provisions and benefits are deferred. Due to the tax deductions being created by our drilling activities, we expect that we will not incur cash tax liabilities for at least the next year.
     Net Income. We generated net income of $0.5 million in the nine months ended September 30, 2005 compared to net income of $3.8 million in the prior year period. The primary reasons for the decrease in results were non-cash impairment charges of $36.3 million during the second quarter of the current year. This increase in impairment, dry hole costs and abandonment expense was offset by an increase in operating income, excluding impairment, dry hole costs and abandonment expense, of $27.3 million, a decrease in other expenses of $2.8 million, and a decrease in income tax expense of $2.9 million.
Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2005

	Three Months Ended
	September 30,		Increase (Decrease)
	2004	2005	Amount	Percent
	($ in thousands)
Operating Results:
Revenues
Oil and gas production revenues	$42,431	$70,471	$28,040	66%
Other income	244	766	522	214%
Operating Expenses
Lease operating expense	3,822	5,165	1,343	35%
Gathering and transportation expense	1,600	3,113	1,513	95%
Production tax expense	5,219	8,525	3,306	63%

	Three Months Ended
	September 30,		Increase (Decrease)
	2004	2005	Amount	Percent
	($ in thousands)
Exploration expense	6,469	4,152	(2,317)	(36%)
Impairment, dry hole costs and abandonment expense	7,606	646	(6,960)	(92%)
Depreciation, depletion and amortization	17,718	21,982	4,264	24%
General and administrative	4,441	6,708	2,267	51%

Total operating expenses	$46,875	$50,291	$3,416	7%
Production Data:
Natural gas (MMcf)	7,389	9,287	1,898	26%
Oil (MBbls)	124	136	12	10%
Combined volumes (MMcfe)	8,130	10,101	1,971	24%
Daily combined volumes (Mmcfe/d)	88	110	22	25%
Average Prices (includes effects of hedges):
Natural gas (per Mcf)	$5.04	$6.85	$1.81	36%
Oil (per Bbl)	41.72	50.35	8.63	21%
Combined (per Mcfe)	5.22	6.98	1.76	34%
Average Costs (per Mcfe):
Lease operating expense	$0.47	$0.51	$0.04	9%
Gathering and transportation expense	0.20	0.31	0.11	55%
Production tax expense	0.64	0.84	0.20	31%
Depreciation, depletion and amortization	2.18	2.18	0.00	0%
General and administrative	0.55	0.66	0.12	22%
     Production Revenues. Production revenues increased from $42.4 million for the third quarter of 2004 to $70.5 million for the current year period due to both an increase in production and increases in natural gas and oil prices. Price increases added approximately $14.4 million of production revenues and production increases from the development of existing properties added approximately $13.6 million of production revenues, after natural production declines so that our new production more than offset natural production declines.
     On a Mcf equivalent basis, total production volumes for the third quarter of 2005 increased 24% from total production for the prior year period. Additional information concerning production is in the following table.

	Three Months Ended September 30, 2004			Three Months Ended September 30, 2005
	Oil	Natural Gas	Total	Oil	Natural Gas	Total
	(MBbls)	(MMcf)	(MMcfe)	(MBbls)	(MMcf)	(MMcfe)
Wind River Basin	33	4,685	4,881	16	4,241	4,337
Uinta Basin	1	1,221	1,228	1	1,609	1,617
Powder River Basin	—	1,250	1,250	—	2,151	2,151
Piceance Basin*	1	186	194	11	1,239	1,302
Williston Basin	82	44	533	102	37	647
Other	7	3	44	6	10	47

Total	124	7,389	8,130	136	9,287	10,101

*	We purchased our interest in the Piceance Basin on September 1, 2004.
     The production decrease in the Wind River Basin is due to natural production declines in our Cooper Reservoir and Wallace Creek fields that occurred throughout 2005 which are partially offset by production increases in our Cave Gulch and Talon fields. The production increase in the Cave Gulch field is the result of the Bullfrog Federal 14-18 well exploration success, which was put on production in late July 2005, while the production increase in the Talon field is the result of our development activities. The production increases in the Powder River, Uinta and Williston Basins reflects the success of our development activities. The production increase in the Piceance Basin is a result of the acquisition made in September 2004 and the success of our ongoing development activities.
     Hedging Activities. During the third quarter of 2004, we had approximately 35% of our natural gas volumes and no oil volumes hedged, incurring a reduction in revenues of $2.7 million. During the third quarter of 2005, we hedged approximately 46% of our natural gas volumes and 54% of our oil volumes, resulting in a reduction in revenues of $5.1 million.
     Lease Operating Expense and Gathering and Transportation Expense. Our lease operating expense increased to $0.51 per Mcfe in the third quarter of 2005 as compared to $0.47 per Mcfe in the prior year period, and our gathering and transportation expense increased from $0.20 per Mcfe in the third quarter of 2004 to $0.31 per Mcfe in the current year period. The increase in lease operating expense is primarily the result of rental and fuel charges incurred on our CBM wells in the Powder River Basin to supply electrical power until a permanent power supply is in place. The increase in gathering and transportation expense is principally attributable to an increase of $1.5 million for the CBM properties in the Powder River Basin relating to increased third party charges for compressor fuel, processing charges incurred for removal of CO2 in order to meet pipeline specifications, the relative increase in production in the Powder River Basin, which is a higher gathering cost area as compared to our conventional gas areas, and firm transportation fees we commenced incurring in 2005. We have entered into long-term firm transportation contracts on a portion of our production to guarantee capacity on major pipelines to avoid possible production curtailments that may arise due to limited pipeline capacity on a portion of our production in the Wind River and Powder River Basins.
     Production Tax Expense. Production taxes as a percentage of natural gas and oil sales before hedging losses of $2.7 million and $5.1 million were 11.6% and 11.3% for the three months ended September 30, 2004 and 2005, respectively. Production taxes are primarily based on the wellhead values of production and vary across the different areas that we operate. The decrease in tax rate from the third quarter of 2004 to the current year period is primarily the result of increased production from our Piceance Basin properties in Colorado, which has a lower tax rate than Wyoming, which is where most of our prior year production was located. Total production taxes increased as a result of higher production revenues due to increased production and higher prices in the third quarter of 2005 compared to the prior year period.
     Exploration Expense. Exploration costs decreased from $6.5 million in the third quarter of 2004 to $4.2 million in the current year period. The costs for the third quarter of 2004 include $6.2 million for seismic programs primarily in the Wind River Basin and Uinta Basin and $0.3 million for delay rentals and other costs. The costs for the third quarter of 2005 include $3.8 million for seismic programs, principally in the Uinta and Wind River Basins and Montana Overthrust, and $0.4 million for delay rentals and other costs.
     Impairment, Dry Hole Costs and Abandonment Expense. Our impairment, dry hole costs and abandonment expense decreased from $7.6 million during the third quarter of 2004 to $0.6 million during the current year period. For the third quarter of 2004, dry hole costs were $7.4 million, abandonments were $0.2 million, and impairment expense was zero. For the current year period, dry hole costs were $0.4 million for a dry hole in the Wind River Basin, abandonments were $0.2 million, and impairment expense was zero.
     Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense was $22.0 million for the third quarter of 2005 compared to $17.7 million for the prior year period. The increase of $4.3 million is the result of a 24% increase in production in the third quarter of 2005 as compared to the prior year period. During the third quarter of 2004, the weighted average depletion rate was $2.18 per Mcfe compared to $2.18 per Mcfe for the current year period. Under successful efforts accounting, depletion expense is separately computed for each producing area. The capital expenditures for proved properties for each area compared to the proved reserves corresponding to each producing area determine a depletion rate for current production. Future depletion rates will be adjusted to reflect future capital expenditures and proved reserve changes in specific areas.
     General and Administrative Expense. General and administrative expense increased $2.3 million from $4.4 million in the third quarter of 2004 to $6.7 million in the current year period. The increase was primarily due to increased personnel required for our capital program and production levels. As of September 30, 2005, we had 125 full time employees in our corporate office compared to 94 as of September 30, 2004. Additionally, the Company filed a registration statement in August 2005 in an underwritten offering covering shares sold by selling stockholders. No shares were offered or sold by the Company. As a result, the Company incurred an additional $0.4 million in costs associated with the offering during the three months ended September 30, 2005. The Company also incurred $0.2 million related to the termination of the accounting out-sourcing arrangement with a third party service provider as of August 1, 2005.
     General and administrative expense includes non-cash charges for stock based compensation, including $0.3 million in the third quarter of 2004 and $0.7 million in the current year period. On a per unit produced basis, general and administrative expense increased from $0.55 per Mcfe in the third quarter of 2004 to $0.66 per Mcfe in the current year period. Our capital budget relative to our production levels is high and requires an appropriate number of personnel and related costs to prudently manage our capital expenditure program. Until our capital expenditure program significantly increases our production levels, we expect general and administrative expense per unit of production to remain at current levels.
     Interest Expense. Interest expense, including amortization of deferred financing costs, decreased $1.3 million to $0.7 million in the three months ended September 30, 2005 from $2.0 million in the three months ended September 30, 2004. The decrease was due to higher debt levels during 2004 to fund acquisitions and development activities. The weighted average outstanding balance under our credit facility was $80.9 million for the three months ended September 30, 2004 as compared to $20.5 million for the three months ended September 30, 2005. In addition to borrowings under our credit facility, we borrowed $150 million under a bridge loan on September 1, 2004 to fund the acquisition of our Piceance Basin properties. This bridge loan was repaid and terminated in December 2004, and as a result, we had no outstanding indebtedness under this bridge loan during the third quarter of 2005.
     Income Tax Expense. Our effective tax rate was 35% for each of the three months ended September 30, 2004 and 2005. For both the 2004 and 2005 periods, our effective tax rate differs from the statutory rates primarily because the Company recorded stock-based compensation expense under APB 25 and FAS 123R that is not deductible for income tax purposes. All of our income tax provisions are deferred. Due to the tax deductions being created by our drilling activities, we expect that we will not incur cash tax liabilities for at least the next year.
     Net Income. We generated net income of $13.3 million in the three months ended September 30, 2005 compared to a net loss of $3.9 million in the prior year period. The primary reasons for the increase include an increase in total revenues of $28.5 million, a decrease in dry hole costs and abandonments of $7.0 million and a decrease in other expenses of $1.5 million. This was offset by an increase in operating expenses of $10.4 million and an increase in income tax expense of $9.4 million.
Capital Resources and Liquidity
     Our primary sources of liquidity since our formation in January 2002 have been from sales and other issuances of securities, net cash provided by operating activities, a bank line of credit and a bridge loan to finance our September 2004 acquisition of properties in the Piceance Basin in Colorado. Our primary use of capital has been for the acquisition, exploration, and development of natural gas and oil properties. As we pursue growth, we continually monitor the capital resources available to us to meet our future financial obligations, planned capital expenditure activities and liquidity. Our future success in growing proved reserves and production will be highly dependent on capital resources available to us and our success in finding or acquiring additional reserves. We actively review acquisition opportunities on an ongoing basis. If we were to make significant additional acquisitions for cash, we may need to obtain additional equity or debt financing.
Cash Flow from Operating Activities
     Net cash provided by operating activities was $65.4 million and $110.7 million for the nine months ended September 30, 2004 and 2005, respectively. The increases in net cash provided by operating activities were partially due to increased production revenues, partially offset by increased expenses, as discussed above in “Results of Operations”. Changes in current assets and liabilities increased cash flow from operations by $0.4 million for the nine months ended September 30, 2004 and increased cash flow from operations by $3.5 million for the nine months ended September 30, 2005.
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
     To mitigate some of the potential negative impact on cash flow caused by changes in natural gas and oil prices, we have entered into commodity swap and collar contracts to receive fixed prices for a portion of our natural gas and oil production. At October 31, 2005, we had in place natural gas and crude oil swap contracts and collars covering portions of our 2005, 2006, and 2007 production. Our natural gas and oil derivative financial instruments have been designated as cash flow hedges in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and are classified as either current or noncurrent liabilities in our Consolidated Balance Sheets based on scheduled delivery of the underlying production.
     The table below provides the volumes associated with the swap contracts as of October 31, 2005.

	Average
	Volume	Quantity	Fixed	Index	Contract
Product	Per Day	Type	Price	Price (1)	Period
Natural gas	10,000	MMBtu	$5.05	NORRM	1/1/2005-12/31/2005
Natural gas	10,000	MMBtu	5.27	NORRM	1/1/2005-12/31/2005
Oil	100	Bbls	32.96	WTI	1/1/2005-12/31/2005
Oil	100	Bbls	34.05	WTI	1/1/2005-12/31/2005
Oil	100	Bbls	36.12	WTI	1/1/2005-12/31/2005
Oil	100	Bbls	36.00	WTI	1/1/2005-12/31/2005

     The table below provides the volumes associated with the collar contracts as of October 31, 2005.

	Average
	Volume	Quantity	Floor-Ceiling	Index	Contract
Product	Per Day	Type	Pricing	Price (1)	Period
Natural gas	10,000	MMBtu	$4.75-7.00	NORRM	1/1/2005-12/31/2005
Natural gas	5,000	MMBtu	4.75-6.75	NORRM	1/1/2005-12/31/2005
Natural gas	10,000	MMBtu	4.75-7.10	NORRM	1/1/2005-12/31/2005
Natural gas	5,000	MMBtu	5.00-6.46	CIGRM	4/1/2005-10/31/2005
Natural gas	5,000	MMBtu	5.25-10.60	CIGRM	8/1/2005-12/31/2005
Oil	400	Bbls	45.00-55.25	WTI	4/1/2005-12/31/2005
Natural gas	5,000	MMBtu	4.75-6.05	NORRM	1/1/2006-12/31/2006
Natural gas	5,000	MMBtu	4.75-6.18	NORRM	1/1/2006-12/31/2006
Natural gas	15,000	MMBtu	4.75-6.21	NORRM	1/1/2006-12/31/2006
Natural gas	10,000	MMBtu	5.00-8.10	NORRM	1/1/2006-12/31/2006
Natural gas	4,000	MMBtu	5.25-12.05	CIGRM	1/1/2006-12/31/2006
Oil	700	Bbls	42.00-50.20	WTI	1/1/2006-12/31/2006
Oil	50	Bbls	50.00-81.10	WTI	1/1/2006-12/31/2006
Natural gas	29,000	MMBtu	5.25-10.22	CIGRM	1/1/2007-12/31/2007
Oil	600	Bbls	50.00-78.15	WTI	1/1/2007-12/31/2007

(1)	NORRM refers to Northwest Pipeline Rocky Mountains price and CIGRM refers to Colorado Interstate Gas Rocky Mountains price as quoted in Platt’s for Inside FERC on the first business day of each month. WTI refers to the West Texas Intermediate price as quoted on the New York Mercantile Exchange. See Item 3, “Quantitative and Qualitative Disclosure about Market Risk”.
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
     Based on hedging contracts outstanding on September 30, 2005, our cash flow hedge positions from natural gas and oil derivatives had an estimated net pre-tax liability of $78.8 million recorded as both current and non-current liabilities, as appropriate. The Company will reclassify this amount to gains or losses included in natural gas and oil production operating revenues as the hedged production quantity is produced. Based on current projected prices, the net amount of existing unrealized after-tax loss as of September 30, 2005 to be reclassified from accumulated other comprehensive loss to net income (loss) in the next twelve months would be $37.3 million. We anticipate that all original forecasted transactions will occur by the end of the originally specified time periods.
Capital Expenditures
     Our capital expenditures were $282.8 million and $240.4 million for the nine months ended September 30, 2004 and 2005, respectively. The total for the nine month period of 2004 includes $147.3 million for acquisitions of properties, $117.0 million for drilling, development, exploration and exploitation (including related gathering and facilities, but excluding exploratory dry holes) of natural gas and oil properties, $17.2 million related to geologic and geophysical costs and exploratory dry holes, which are expensed under successful efforts accounting as exploration expense and impairment, dry hole costs and abandonment expense, and $1.3 million for furniture, fixtures and equipment. The total capital expenditures for the nine month period of 2005 includes $18.9 million for the acquisition of properties, $204.9 million for drilling, development, exploration and exploitation (including related gathering and facilities, but excluding exploratory dry holes) of natural gas and oil properties, $14.8 million for geologic and geophysical costs and exploratory dry holes, and $1.8 million for furniture, fixtures and equipment.
     Unevaluated properties increased $38.0 million to $175.6 million at September 30, 2005 from $137.6 million at December 31, 2004, principally from increases in uncompleted wells in progress resulting from increased development and exploratory drilling activity during the nine months ended September 30, 2005.

     Our current capital budget, which is anticipated to change as the Company conducts activities throughout the year, is approximately $317 million for 2005. Through the first nine months of 2005 we had incurred $233.5 million, net of costs recovered of $6.9 million related joint exploration agreements entered into and other property sales. Of the $317 million capital budget, we plan to spend approximately $256 million for development activities and $48 million for exploration activities, with the remaining $13 million allocated to other activities. We are projecting that cash on hand, cash available from operating activities, borrowings from our credit facility, and proceeds from selling down a portion of our interests in certain properties will be sufficient to fund our remaining 2005 capital budget. In addition to our 2005 capital budget, we plan to seek industry partners with whom we expect to enter into joint exploration agreements, which would result in a reduction of approximately 30% to 60% of our working interest in a number of exploration projects principally in Wyoming, Montana, North Dakota, and South Dakota. Proceeds from the joint exploration agreements will be used to accelerate and drill additional exploration wells not reflected in the 2005 capital budget. Through 2005, we received proceeds of $8.9 million for sales of partial interests in four exploratory projects, one each in the DJ Basin and Wind River Basin and two in the Williston Basin.
     The amount and timing of capital expenditures is largely discretionary and within our control. If natural gas and oil prices decline to levels below our acceptable levels, we could choose to defer a portion of these planned 2005 capital expenditures until later periods to achieve the desired balance between sources and uses of liquidity by prioritizing capital projects to first focus on those that we believe will have the highest expected financial returns and ability to generate near term cash flow. We routinely monitor and adjust our capital expenditures in response to changes in prices, drilling and acquisition costs, industry conditions and internally generated cash flow. Matters outside our control that could affect the timing of our capital expenditures include obtaining required permits and approvals in a timely manner and the availability of rigs and crews. Based upon current natural gas and oil price expectations for 2005, we anticipate that our operating cash flow and available borrowing capacity under our credit facility will exceed our planned capital expenditures and other cash requirements for 2005. The Company also believes that it has adequate borrowing capacity, along with anticipated operating cash flows, to fund its operations through 2006. However, future cash flows are subject to a number of variables, including the level of natural gas and oil production and prices. There can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain planned levels of capital expenditures.
Financing Activities
     Credit Facility. Our current bank line of credit provides a borrowing base of $200 million. This credit facility was entered into on February 4, 2004 and has a maturity of February 4, 2007. The credit facility was amended on September 1, 2004. The credit facility bears interest, based on the borrowing base usage, at the applicable London Interbank Offered Rate, or LIBOR, plus applicable margins ranging from 1.25% to 3.75% or an alternate base rate, based upon the greater of the prime rate or the federal funds effective rate plus applicable margins ranging from 0% to 2.25%. We pay commitment fees ranging from 0.375% to 0.50% of the unused borrowing base. The credit facility is secured by natural gas and oil properties representing at least 85% of the value of our proved reserves included in our last reserve report and the pledge of all of the stock of our subsidiaries. The borrowing base includes a $25 million portion, referred to as the “Tranche B” portion, that allows the borrowing base to be greater than the typical borrowing base that would have been computed based on proved natural gas and oil reserves. The Tranche B portion of the borrowing base terminates on November 30, 2005, and, as a result, the borrowing base will decrease to $175 million until redetermined based upon our year-end reserve report. At September 30, 2005, the outstanding balance under our revolving credit facility was $43 million. On December 15, 2004, upon the completion of our IPO, we repaid the then outstanding balance of $123 million. None of the outstanding borrowings at the time of repayment were under the Tranche B portion of the borrowing base. For information concerning the effect of changes in interest rates on interest payments under this facility, see below, Item 3, “Quantitative and Qualitative Disclosure About Market Risk — Interest Rate Risks”.
     The credit facility contains certain financial covenants, including a minimum current ratio and a minimum present value to total debt ratio. The minimum present value covenant will be in place until the Tranche B portion of the credit facility is terminated on November 30, 2005. The credit facility also contains certain covenants that are based on what is defined in the credit facility as EBITDAX. The credit facility defines EBITDAX as our net income, subject to certain adjustments for the particular period plus the following expenses or charges to the extent deducted from net income during that period: interest, income taxes, depreciation, depletion, amortization, exploration and abandonment expenses and other similar non-cash charges and expenses, including stock based compensation and impairments of goodwill, minus all non-cash income added to net income, in each case, and without duplication, calculated after giving pro forma effect to acquisitions and dispositions during the period. These covenants require that our debt to EBITDAX ratio cannot exceed 4.0 to 1.0 until November 30, 2005 and 3.5 to 1.0 thereafter, and that our EBITDAX to interest ratio cannot be below 2.5 to 1.0. EBITDAX is not intended to represent net income (loss) as defined by generally accepted accounting principles in the United States, or GAAP, and such information should not be considered as an alternative to net income (loss), cash provided by operating activities or any other measure of performance prescribed by GAAP. The current ratio covenant states that our current ratio adjusted for the unused portion of the borrowing base and to eliminate certain non-cash assets and liabilities related to hedging activities must be greater than 1.0. The ratio of present value of natural gas and oil properties to total debt covenant states that the defined present value divided by the outstanding debt must not be less than 1.5. This ratio is calculated every six months based on engineering estimates calculated at commodity prices and present value factors determined by the lenders. We have complied with all financial covenants for all periods.
     Contractual Obligations. We have assumed various contractual obligations and commitments in the normal course of our operations and financing activities. We have described these obligations and commitments in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in our 2004 Annual Report on Form 10-K. During the nine months ended September 30, 2005, we entered into two additional firm delivery contracts. One contract is for 8,500 MMbtu of natural gas per day at the inlet of the Questar pipeline for the period beginning May 2005 through March 2010 at the current Northwest Pipeline Rocky Mountains Index price as quoted in Platt’s Inside FERC Gas Market Report on the first business day of each month minus $0.25 per MMbtu. The second is for 10,000 MMbtu of natural gas per day at the Cheyenne Hub beginning April 2005 through March 2007 at the current Colorado Interstate Gas Rocky Mountains Index price as quoted in Platt’s Inside FERC Gas Market Report on the first business day of each month plus $0.16 per MMbtu.
     On October 17, 2005, the Company signed a letter of intent with an industry party to sell a 40% interest in approximately 40,000 net undeveloped acres within our Red Bank Extension in the Williston Basin. The letter of intent provides that the Company will drill two exploratory wells at depths and locations to be mutually determined. This transaction and the drilling commitments are subject to the negotiation of a definitive agreement, which is anticipated to be completed in the fourth quarter of 2005.
     During the third quarter of 2005, the Company entered into a non-cancelable operating lease for additional office space. The total future minimum lease payments is as follows (in thousands):

Year 1	$150
Year 2	417
Year 3	497
Year 4	504
Year 5	522
Thereafter	265

Total	$2,355

     In addition to the operating lease listed above, the outstanding balance under our revolving credit facility at September 30, 2005 was $43 million, which has a maturity date of February 4, 2007. See the “Credit Facility” section above for further information.
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
Commodity Price Risk
     Our major market risk exposure is in the pricing applicable to our natural gas and oil production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot market prices applicable to our U.S. natural gas production. Pricing for natural gas and oil production has been volatile and unpredictable for several years, and we expect this volatility to continue in the future. The prices we receive for production depend on many factors outside of our control. For the nine months ended September 30, 2005, our income before income taxes, including hedge settlements, would have changed by $1,021,000 for each $0.10 per Mcf change in natural gas prices and $158,000 for each $1.00 per Bbl change in crude oil prices.

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
     As of October 31, 2005, we had hedges in place for approximately 4,755 MMbtu, 14,235 MMbtu, and 10,585 MMbtu of natural gas production for the remaining portion of 2005, 2006, and 2007, respectively, and approximately 74 thousand barrels (“MBbls”), 274 MBbls, and 219 MBbls of oil production for the remaining portion of 2005, 2006, and 2007, respectively. These hedges are summarized in the table presented above under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Cash Flow from Operating Activities”.
Price Swaps
     Through various price swaps, we have fixed the price we will receive on a portion of our natural gas and oil production in 2005. The table presented above under Item 2, “ Management’s Discussion and Analysis of Financial Condition and Results of Operations — Cash Flow from Operating Activities,” provides the volumes associated with these various arrangements as of October 31, 2005.
     In a swap transaction, the counterparty is required to make a payment to us for the difference between the fixed price and the settlement price if the settlement price is below the fixed price. We are required to make a payment to the counterparty for the difference between the fixed price and the settlement price if the fixed price is below the settlement price.
Price Collars
     Through price collars, we have fixed the minimum and maximum price we will receive on a portion of our natural gas production in 2005, 2006, and 2007. The price collars also allow us to share in upward price movements up to the ceiling prices referenced in the contracts. The weighted average minimum, or floor, price we will receive in each of 2005 and 2006 is $4.75 and $4.82, respectively, per MMBtu for a Northwest Pipeline Corp. Rocky Mountain (“NORRM”) price and $5.10 and $5.25 per MMBtu for a Colorado Interstate Gas Rocky Mountain price, respectively. The minimum price we will receive in 2007 is $5.25 per MMBtu for a Colorado Interstate Gas Rocky Mountain price. The weighted average maximum, or ceiling, price we will receive in each of 2005 and 2006 is $6.99 and $6.72 per MMBtu for a NORRM price, respectively, and $8.19 and $12.05 per MMBtu for a Colorado Interstate Gas Rocky Mountain price, respectively. We also have fixed a portion of our oil production in 2005, 2006, and 2007 based on a weighted average floor price of $45.00, $42.53, and $50.00 per Bbl for a West Texas Intermediate (“WTI”) price, respectively, and a weighted average maximum price of $55.25, $52.26, and $78.15 WTI, respectively. The table presented above under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Cash Flow from Operating Activities,” provides the volumes and floor and ceiling prices associated with these various arrangements as of October 31, 2005.
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
Interest Rate Risks
     At September 30, 2005, we had outstanding debt of $43 million, which bears interest at floating rates in accordance with our revolving credit facility, at an average interest rate of 5.0%. The weighted average amount outstanding in the three months ended September 2005 under our credit facility was $20.5 million. A one hundred basis point (1.0%) increase in each of the LIBOR rate and federal funds rate would result in an estimated $0.2 million increase in annualized interest expense assuming a similar average debt level to the three month period ended September 30, 2005. We expect our debt level to increase as we continue with our planned capital expenditure program.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
     In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2005 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
Internal Control over Financial Reporting
     In addition, the Company is continuously seeking to improve the efficiency and effectiveness of its internal controls as we prepare for our first required disclosures pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 in our Annual Report on Form 10-K for the year ending December 31, 2005. During July 2005, the portion of our accounting activities that were previously outsourced to a third party service provider were centralized under the direct supervision of our Controller. There have been no other changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     The Company is currently involved in various routine disputes and allegations incidental to its business operations. While it is not possible to determine the ultimate disposition of these matters, the Company believes that the resolution of all such pending or threatened litigation is not likely to have a material adverse effect on the Company’s financial position or results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Not applicable.
Item 3. Defaults Upon Senior Securities
     Not applicable.
Item 4. Submission of Matters to a Vote of the Security Holders
     Not applicable.
Item 5. Other Information
     Not applicable.

Item 6. Exhibits and Reports on Form 8-K
Exhibits

Exhibit
Number		Description of Exhibits
3.1		Certificate of Incorporation of Bill Barrett Corporation, as amended to date. [Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No 333-115445).]

3.2		Restated Certificate of Incorporation of Bill Barrett Corporation effective December 15, 2004. [Incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed with the Commission on December 20, 2004.]

3.3		Bylaws of Bill Barrett Corporation. [Incorporated by reference to Exhibit 3.5 to the Company’s Current Report on Form 8-K filed with the Commission on December 20, 2004.]

3.4		Certificate of Designations of Series A Preferred Stock. [Incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Company’s Registration Statement on Form 8-A filed with the Commission on December 20, 2004.]

4.1		Specimen Certificate of Common Stock. [Incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Company’s Registration Statement on Form 8-A filed with the Commission on December 20, 2004.]

4.2		Registration Rights Agreement, dated March 28, 2002, among Bill Barrett Corporation and the investors named therein. [Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-115445).]

4.3		Stockholders’ Agreement, dated March 28, 2002 and as amended to date, among Bill Barrett Corporation and the investors named therein. [Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 333-115445).]

4.4		Rights Agreement dated as of December 15, 2004 by and between the Company and Mellon Investor Services LLC. [Incorporated by reference to Exhibit 4.4 to Amendment No. 1 to the Company’s Registration Statement on Form 8-A filed with the Commission on December 20, 2004.]

10.1	(a)	Amended and Restated Credit Agreement, dated February 4, 2004, among Bill Barrett Corporation and the banks named therein. [Incorporated by reference to Exhibit 10.1(a) to the Company’s Registration Statement on Form S-1 (File No. 333-115445).]

10.1	(b)	First Amendment to Amended and Restated Credit Agreement dated as of September 1, 2004 among Bill Barrett Corporation and the banks named therein. [Incorporated by reference to Exhibit 10.1(b) to the Company’s Registration Statement on Form S-1 (File No. 333-115445).]

10.2		Stock Purchase Agreement, dated March 28, 2002, among Bill Barrett Corporation and the investors named therein. [Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File No. 333-115445).]

10.3		Purchase and Sale Agreement, dated March 27, 2002, between Williams Production RMT Company and Bill Barrett Corporation. [Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File No. 333-115445).]

10.4		Purchase and Sale Agreement, dated April 1, 2002, among Wasatch Oil & Gas, LLC, Wasatch Gas Gathering, LLC and Bill Barrett Corporation. [Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File No. 333-115445).]

10.5		Purchase and Sale Agreement, November 4, 2002, among, Intoil, Inc., Aratex Production Company and Bill Barrett Corporation. [Incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-115445).]

Exhibit
Number		Description of Exhibits
10.6		Purchase and Sale Agreement, dated January 1, 2003, among Independent Production Company, Inc., Sapphire Bay, LLC and Bill Barrett Corporation. [Incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-115445).]

10.7	(a)*	Form of Indemnification Agreement dated April 15, 2004, between Bill Barrett Corporation and each of the directors and certain executive officers. [Incorporated by reference to Exhibit 10.10(a) to the Company’s Registration Statement on Form S-1 (File No. 333-115445).]

10.7	(b)*	Schedule of officers and directors party to Indemnification Agreements dated April 15, 2004 with Bill Barrett Corporation. [Incorporated by reference to Exhibit 10.10(b) to the Company’s Registration Statement on Form S-1 (File No. 333-115445).]

10.8	*	Employment Letter Agreement, dated January 10, 2003, between Thomas B. Tyree, Jr. and Bill Barrett Corporation. [Incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-115445).]

10.9	*	Amended and Restated 2002 Stock Option Plan. [Incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 333-115445).]

10.10	(a)*	Form of Tranche A Stock Option Agreement for 2002 Stock Option Plan. [Incorporated by reference to Exhibit 10.13(a) to the Company’s Registration Statement on Form S-1 (File No. 333-115445).]

10.10	(b)*	Form of Tranche B Stock Option Agreement for 2002 Stock Option Plan. [Incorporated by reference to Exhibit 10.13(b)to the Company’s Registration Statement on Form S-1 (File No. 333-115445).]

10.11	*	2003 Stock Option Plan. [Incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 333-115445).]

10.12	*	Form of Stock Option Agreement for 2003 Stock Option Plan. [Incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (File No. 333-115445).]

10.13		Form of Management Rights Agreement between Bill Barrett Corporation and certain investors. [Incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (File No. 333-115445).]

10.14		Regulatory sideletter, dated March 28, 2002, between J.P. Morgan Partners (BHCA), L.P. and Bill Barrett Corporation. [Incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1 (File No. 333-115445).]

10.15		Purchase and Sale Agreement effective July 1, 2004 among Calpine Corporation and Calpine Natural Gas, L.P. and Bill Barrett Corporation. [Incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1 (File No. 333-115445).]

10.16		Senior Subordinated Credit and Guaranty Agreement dated as of September 1, 2004 among Bill Barrett Corporation, as Borrower, Bill Barrett Properties Inc. and Bill Barrett Production Company, as Guarantors, various lenders, Goldman Sachs Credit Partners L.P., as sole lead arranger and Goldman Sachs Credit Partners L.P., as administrative agent. [Incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (File No. 333-115445).]

10.17	*	Form of Change in Control Severance Protection Agreement for named executive officers. [Incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (File No. 333-115445).]

10.18	*	2004 Stock Incentive Plan. [Incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1 (File No. 333-115445).]

10.19	*	Form of Stock Option Agreement for 2004 Stock Option Plan. [Incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1 (File No. 333-115445).]

10.20	*	Severance Plan. [Incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1 (File No. 333-115445).]

Exhibit
Number	Description of Exhibits
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act Of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BILL BARRETT CORPORATION
Date: November 3, 2005	By:	/s/ William J. Barrett
William J. Barrett
Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

Date: November 3, 2005	By:	/s/ Thomas B. Tyree, Jr.
Thomas B. Tyree, Jr.
Chief Financial Officer (Principal Financial Officer)

Date: November 3, 2005	By:	/s/ Robert W. Howard
Robert W. Howard
Executive Vice President-Finance and Investor Relations, and Treasurer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number		Description of Exhibits
3.1		Certificate of Incorporation of Bill Barrett Corporation, as amended to date. [Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-115445).]

3.2		Restated Certificate of Incorporation of Bill Barrett Corporation effective December 15, 2004. [Incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed with the Commission on December 20, 2004.]

3.3		Bylaws of Bill Barrett Corporation. [Incorporated by reference to Exhibit 3.5 to the Company’s Current Report on Form 8-K filed with the Commission on December 20, 2004.]

3.4		Certificate of Designations of Series A Preferred Stock. [Incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Company’s Registration Statement on Form 8-A filed with the Commission on December 20, 2004.]

4.1		Specimen Certificate of Common Stock. [Incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Company’s Registration Statement on Form 8-A filed with the Commission on December 20, 2004.]

4.2		Registration Rights Agreement, dated March 28, 2002, among Bill Barrett Corporation and the investors named therein. [Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-115445).]

4.3		Stockholders’ Agreement, dated March 28, 2002 and as amended to date, among Bill Barrett Corporation and the investors named therein. [Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 333-115445).]

4.4		Rights Agreement dated as of December 15, 2004 by and between the Company and Mellon Investor Services LLC. [Incorporated by reference to Exhibit 4.4 to Amendment No. 1 to the Company’s Registration Statement on Form 8-A filed with the Commission on December 20, 2004.]

10.1	(a)	Amended and Restated Credit Agreement, dated February 4, 2004, among Bill Barrett Corporation and the banks named therein. [Incorporated by reference to Exhibit 10.1(a) to the Company’s Registration Statement on Form S-1 (File No. 333-115445).]

10.1	(b)	First Amendment to Amended and Restated Credit Agreement dated as of September 1, 2004 among Bill Barrett Corporation and the banks named therein. [Incorporated by reference to Exhibit 10.1(b) to the Company’s Registration Statement on Form S-1 (File No. 333-115445).]

10.2		Stock Purchase Agreement, dated March 28, 2002, among Bill Barrett Corporation and the investors named therein. [Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File No. 333-115445).]

10.3		Purchase and Sale Agreement, dated March 27, 2002, between Williams Production RMT Company and Bill Barrett Corporation. [Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File No. 333-115445).]

10.4		Purchase and Sale Agreement, dated April 1, 2002, among Wasatch Oil & Gas, LLC, Wasatch Gas Gathering, LLC and Bill Barrett Corporation. [Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File No. 333-115445).]

10.5		Purchase and Sale Agreement, November 4, 2002, among, Intoil, Inc., Aratex Production Company and Bill Barrett Corporation. [Incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-115445).]

10.6		Purchase and Sale Agreement, dated January 1, 2003, among Independent Production Company, Inc., Sapphire Bay, LLC and Bill Barrett Corporation. [Incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-115445).]

Exhibit
Number		Description of Exhibits
10.7	(a)*	Form of Indemnification Agreement dated April 15, 2004, between Bill Barrett Corporation and each of the directors and certain executive officers. [Incorporated by reference to Exhibit 10.10(a) to the Company’s Registration Statement on Form S-1 (File No. 333-115445).]

10.7	(b)*	Schedule of officers and directors party to Indemnification Agreements dated April 15, 2004 with Bill Barrett Corporation. [Incorporated by reference to Exhibit 10.10(b) to the Company’s Registration Statement on Form S-1 (File No. 333-115445).]

10.8	*	Employment Letter Agreement, dated January 10, 2003, between Thomas B. Tyree, Jr. and Bill Barrett Corporation. [Incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-115445).]

10.9	*	Amended and Restated 2002 Stock Option Plan. [Incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 333-115445).]

10.10	(a)*	Form of Tranche A Stock Option Agreement for 2002 Stock Option Plan. [Incorporated by reference to Exhibit 10.13(a) to the Company’s Registration Statement on Form S-1 (File No. 333-115445).]

10.10	(b)*	Form of Tranche B Stock Option Agreement for 2002 Stock Option Plan. [Incorporated by reference to Exhibit 10.13(b)to the Company’s Registration Statement on Form S-1 (File No. 333-115445).]

10.11	*	2003 Stock Option Plan. [Incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 333-115445).]

10.12	*	Form of Stock Option Agreement for 2003 Stock Option Plan. [Incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (File No. 333-115445).]

10.13		Form of Management Rights Agreement between Bill Barrett Corporation and certain investors. [Incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (File No. 333-115445).]

10.14		Regulatory sideletter, dated March 28, 2002, between J.P. Morgan Partners (BHCA), L.P. and Bill Barrett Corporation. [Incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1 (File No. 333-115445).]

10.15		Purchase and Sale Agreement effective July 1, 2004 among Calpine Corporation and Calpine Natural Gas, L.P. and Bill Barrett Corporation. [Incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1 (File No. 333-115445).]

10.16		Senior Subordinated Credit and Guaranty Agreement dated as of September 1, 2004 among Bill Barrett Corporation, as Borrower, Bill Barrett Properties Inc. and Bill Barrett Production Company, as Guarantors, various lenders, Goldman Sachs Credit Partners L.P., as sole lead arranger and Goldman Sachs Credit Partners L.P., as administrative agent. [Incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (File No. 333-115445).]

10.17	*	Form of Change in Control Severance Protection Agreement for named executive officers. [Incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (File No. 333-115445).]

10.18	*	2004 Stock Incentive Plan. [Incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1 (File No. 333-115445).]

10.19	*	Form of Stock Option Agreement for 2004 Stock Option Plan. [Incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1 (File No. 333-115445).]

10.20	*	Severance Plan. [Incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1 (File No. 333-115445).]

31.1		Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2		Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

Exhibit
Number	Description of Exhibits
32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

*	Indicates a management contract or compensatory plan or arrangement.