Form 10-K
period 2005-12-31
BILL BARRETT CORP
filed 2006-03-03
CIK 1172139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                  to

Commission File No. 001-32367

BILL BARRETT CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	80-0000545
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1099 18th Street, Suite 2300 Denver, Colorado	80202
(Address of principal executive offices)	(Zip Code)

(303) 293-9100

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.001 par value	New York Stock Exchange
Series A Junior Participating Preferred Stock Purchase Rights	New York Stock Exchange

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☒  Yes    ☐  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐  Yes    ☒  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $838,408,450*

*	Without assuming that any of the issuer’s directors or executive officers, or the entities affiliated with directors that currently beneficially own 10,081,278 or 2,768,665 shares of common stock, respectively, is an affiliate, the shares of which they are beneficial owners have been deemed to be owned by affiliates solely for this calculation.

As of February 28, 2006, the registrant had outstanding 43,837,395 shares of $.001 par value common stock.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that are subject to a number of risks and uncertainties, many of which are beyond our control, which may include statements about our:

•	business strategy;

•	identified drilling locations;

•	exploration and development drilling prospects, inventories, projects and programs;

•	natural gas and oil reserves;

•	ability to obtain permits and governmental approvals;

•	technology;

•	financial strategy;

•	realized oil and natural gas prices;

•	production;

•	lease operating expenses, general and administrative costs and finding and development costs;

•	availability and costs of drilling rigs and field services;

•	future operating results; and

•	plans, objectives, expectations and intentions.

All of these types of statements, other than statements of historical fact included in this Annual Report on Form 10-K, are forward-looking statements. These forward-looking statements may be found in “Items 1 and 2. Business and Properties”, “Item 1A. Risk Factors”, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and other sections of this Annual Report on Form 10-K. In some cases, you can identify forward-looking statements by terminology such as “may”, “could”, “should”, “expect”, “plan”, “project”, “intend”, “anticipate”, “believe”, “hope”, “estimate”, “predict”, “potential”, “pursue”, “target”, “seek”, “objective”, or “continue”, the negative of such terms or other comparable terminology.

The forward-looking statements contained in this Annual Report on Form 10-K are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. Management cautions all readers that the forward-looking statements contained in this Annual Report on Form 10-K are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to the factors listed in “Item 1A. Risk Factors” section and elsewhere in this Annual Report on Form 10-K. All forward-looking statements speak only as of the date of this Annual Report on Form 10-K. We do not intend to publicly update or revise any forward-looking statements as a result of new information, future events or otherwise. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

PART I

Items 1 and 2. Business and Properties

BUSINESS

General

Bill Barrett Corporation (the “Company”, “we” or “us”) is a corporation that was formed in January 2002 and is incorporated in the State of Delaware. We explore for and develop oil and natural gas in the Rocky Mountain region of the United States. We have exploration and development projects in nine basins and a regional overthrust belt in the Rocky Mountains. Our management has an extensive track record with expertise in the full spectrum of Rocky Mountain plays. Our strategy is to maximize stockholder value by leveraging our management team’s experience finding and developing oil and gas in the Rocky Mountain region to profitably grow our reserves and production, primarily through the drill-bit.

We began active natural gas and oil operations in March 2002 upon the acquisition of properties in the Wind River Basin. We acquired these properties from a subsidiary of the Williams Companies, which acquired these properties in connection with the Williams Companies’ acquisition of Barrett Resources Corporation in August 2001. Since inception, we substantially increased our activity level and the number of properties that we operate. Our operating results reflect this growth. Also in 2002, we completed two additional acquisitions of properties in the Uinta, Wind River, Powder River and Williston Basins. In early 2003, we completed an acquisition of largely undeveloped coalbed methane properties located in the Powder River Basin. In September 2004, we acquired interests in properties in the Piceance Basin consisting of 17,581 net acres and 79 net producing wells in or around the Gibson Gulch field (the “Piceance Basin Acquisition Properties”). A summary of our significant property acquisitions is as follows:

Primary Locations of Acquired Properties	Date Acquired	Purchase Price
		(in millions)
Wind River Basin	March 2002	$74
Uinta Basin	April 2002	8
Wind River, Powder River and Williston Basins	December 2002	62
Powder River Basin	March 2003	35
Piceance Basin	September 2004	137

The Company operates in one industry segment, which is the exploration, development and production of natural gas and crude oil, and all of the Company’s operations are conducted in the United States. Consequently, the Company currently reports a single industry segment. See “Financial Statements” and the notes to our consolidated financial statements.

The following table provides information regarding our operations by basin.

	At December 31, 2005
Basin	Estimated Net Proved Reserves (1)	Net Producing Wells	Net Undeveloped Acreage		December 2005 Average Daily Net Production
	(Bcfe)				(MMcfe/d)
Piceance	114.5	143	14,302		26.5
Wind River	85.8	160	159,426		45.6
Uinta	83.1	40	137,764	(2)	40.3
Powder River	25.9	358	53,040		19.9
Williston	31.6	36	126,807		7.2
Green River	—	—	7,716		—
Denver-Julesburg	—	—	182,856		—
Paradox	—	—	63,986		—
Big Horn	.1	1	140,959		—
Montana Overthrust	—	—	159,127		—
Utah Hingeline	—	—	17,346		—
Other	—	—	15,902.4

Total	341.0	738	1,079,231	(2)	139.9

(1)	Our reserves were determined using the market prices for natural gas and oil at December 31, 2005, which were $7.72 per MMBtu of natural gas and $61.04 per barrel of oil, without giving effect to hedging transactions. Our reserve estimates are based on a reserve report prepared by us and reviewed by our independent petroleum engineers. See “—Oil and Gas Data—Proved Reserves”.
(2)	An additional 130,346 net undeveloped acres that are subject to drill-to-earn agreements are not included.

We operate in nine basins and a regional overthrust belt in the Rocky Mountain region of the United States. The basins consist of the Piceance, the Wind River, the Uinta, the Powder River, the Williston, the Green River, the Denver-Julesburg, the Paradox and the Big Horn.

Piceance Basin. The Piceance Basin, located in northwestern Colorado, is a focus area for our development activities and expected production growth in 2006. We are in the early stages of this development project. We currently are testing a number of different drilling and completion techniques in an effort to optimize production and recoveries. Key statistics for our position in this basin include:

•	26.5 MMcfe/d of average net production for December 2005, compared to 6.0 MMcfe/d for December 2004

•	114.5 Bcfe of estimated net proved reserves at December 31, 2005

•	143 net producing wells at December 31, 2005

•	16,377 total net acres, including 14,302 net undeveloped acres, at December 31, 2005

•	$129.5 million of net capital expenditures spent during 2005 to participate in the drilling of 86 wells

•	$126.5 million estimated net capital expenditures in 2006, including an 81 gross well drilling program

Wind River Basin. The Wind River Basin, located in central Wyoming, was our largest producing area for the year ended December 31, 2005. Our operations in the basin include active infill and field expansion development programs, as well as eight exploration projects that make this basin an important exploratory area. Our development operations are conducted in four general project areas. Key statistics for our position in this basin include:

•	45.6 MMcfe/d of average net production for December 2005, compared to 41.1 MMcfe/d for December 2004

•	85.8 Bcfe of estimated net proved reserves at December 31, 2005

•	160 net producing wells at December 31, 2005

•	165,590 total net acres, including 159,426 net undeveloped acres at December 31, 2005

•	$57.8 million of net capital expenditures spent during 2005 to participate in the drilling of 19 wells and 19 recompletions
•	$48 million estimated net capital expenditures in 2006, including a six gross well drilling program and three recompletions

Uinta Basin. The Uinta Basin, located in northeastern Utah, represents a substantial part of our development and exploration activities and expected production growth in 2006. Our development operations are conducted primarily in two areas. We also have a position in four exploratory projects in the basin. Key statistics for our position in this basin include:

•	40.3 MMcfe/d of average net production for December 2005, compared to 16.9 MMcfe/d for December 2004

•	83.1 Bcfe of estimated net proved reserves at December 31, 2005

•	40.2 net producing wells at December 31, 2005

•	146,026 total net acres, including 137,764 net undeveloped acres, at December 31, 2005

•	an additional 130,346 net undeveloped acres that are subject to drill-to-earn agreements

•	$82.2 million of net capital expenditures spent during 2005 to participate in the drilling of 22 wells and four recompletions

•	$99.7 million estimated total capital expenditures in 2006, including a 34 gross well drilling program

Powder River Basin. The Powder River Basin is located in northeastern Wyoming. Substantially all of our operations in this basin are in coalbed methane plays targeting the Wyodak and Big George coals. Our coalbed methane activities have resulted in high drilling success and lower drilling costs than our other drilling programs; however, the average coalbed methane well in the Powder River Basin produces at a much lower rate with fewer reserves attributed to it than conventional natural gas wells in the Rockies. Our development activities are conducted in seven project areas in the basin. Many of our leases in this basin are in areas that have been partially depleted or drained by earlier offset drilling. Key statistics for our position in this basin include:

•	19.9 MMcfe/d of average net production for December 2005, compared to 21.0 MMcfe/d for December 2004

•	25.9 Bcfe of estimated net proved reserves at December 31, 2005

•	357.8 net producing wells at December 31, 2005

•	79,088 total net acres, including 53,040 net undeveloped acres, at December 31, 2005

•	$28.7 million of net capital expenditures spent during 2005 to participate in the drilling of 181 wells

•	$21.5 million estimated total capital expenditures in 2006, including a 220 gross well drilling program

Williston Basin. The Williston Basin is located in western North Dakota, northwestern South Dakota and eastern Montana. It is a predominantly oil prone basin and represents our only oil focused project area. Our activities in this basin include both development and exploration drilling programs concentrated in three areas. We use horizontal drilling technology and 3-D seismic surveys in the Williston to expand existing fields, target exploration projects and increase our recoveries. Key statistics for our position in this basin include:

•	7.2 MMcfe/d of average net production for December 2005, compared to 6.3 MMcfe/d for December 2004

•	31.6 Bcfe of estimated net proved reserves at December 31, 2005

•	35.8 net producing wells at December 31, 2005

•	135,997 total net acres, including 126,807 net undeveloped acres, at December 31, 2005

•	$14.3 million of net capital expenditures spent during 2005 to participate in the drilling of 12 wells

•	$28.8 million estimated total capital expenditures in 2006, including a 14 gross well drilling program, all of which are horizontal wells

Denver-Julesburg Basin. Our operations in the DJ Basin are concentrated in the Tri-State exploration project, which extends into Colorado, Kansas and Nebraska. These operations are exploratory and involve the extensive use of 3-D seismic technology to target shallow biogenic gas and deeper conventional oil plays. Key statistics for our position in this basin include:

•	182,856 net undeveloped acres at December 31, 2005

•	Capital expenditures in 2005 included leasehold acquisitions, 3-D seismic and seven gross wells

•	$7.7 million estimated total capital expenditures in 2006, including a 48 gross well drilling program

Big Horn Basin. The Big Horn Basin is located in north central Wyoming. We are in the initial phases of an exploration project targeting both structural-stratigraphic and basin-centered tight gas plays. Key statistics for our position in this basin include:

•	140,959 net undeveloped acres at December 31, 2005

•	Capital expenditures in 2005 included seismic and leasehold acquisitions

•	Capital expenditures in 2006 are planned to include participating in the drilling of one gross well, one well recompletion, and 3-D seismic

Overthrust Belt. The overthrust belt is a broad structural feature that runs from southern Utah through Alberta and British Columbia. We acquired leasehold interests in two exploration projects in Montana and Utah along this feature. Key statistics for our position in this area include:

•	176,473 net undeveloped acres at December 31, 2005

•	Capital expenditures in 2005 included leasehold acreage acquisitions and 3-D seismic surveys

•	Capital expenditures in 2006 are planned to include two exploration wells

Paradox Basin. The Paradox Basin is located in southwestern Colorado and southeastern Utah. We are in the initial stages of two exploration projects in the basin focusing on natural gas. Key statistics for our position in this basin include:

•	63,986 net undeveloped acres at December 31, 2005

•	Capital expenditures in 2005 included various exploratory activities

•	Capital expenditures in 2006 are planned to include a four well exploration program

Green River Basin. The Green River Basin is located in southwestern Wyoming and adjacent areas of northeastern Utah. In 2004, we acquired leasehold interests in an exploration project in the basin. Together with a partner, we tested an unsuccessful exploration prospect in February 2005. We continue to evaluate opportunities in the basin. Key statistics for our position in this basin include:

•	7,716 net undeveloped acres at December 31, 2005

•	Net capital expenditures spent during 2005 funded leasehold acreage acquisitions and various exploratory activities

Summary of Development Areas

The following table summarizes the information regarding our key development areas:

Development Area	Basin	Average Working Interest (1)		2006 Drilling Locations (2)	2006 Area Budget (3)
					(in millions)
Gibson Gulch	Piceance	78%		81	$126.5
Cave Gulch	Wind River	87		1	31.6
Cooper Reservoir	Wind River	98		1	—
Talon	Wind River	61		1	2.7
Wallace Creek/Stone Cabin	Wind River	87		2	2.5
West Tavaputs	Uinta	100		24	73.4
Powder River	Powder River	81		220	21.5
Williston	Williston	45	(4)	14	28.8

Total		65		344	$287.0

(1)	Average working interest is based on our working interests in producing wells as of December 31, 2005, including operated and non-operated properties.
(2)	For each development area, 2006 drilling locations represent total gross locations specifically identified and scheduled by management as of December 31, 2005 as an estimate of our 2006 drilling activities on existing acreage. Of the 2006 drilling locations, 47 are classified as PUDs. Our actual drilling activities may change depending on the availability of capital, regulatory approvals, seasonal conditions, natural gas and oil prices, rig and services availability, costs, drilling results and other factors. For a more complete description of our proposed activities, see the basin descriptions below.
(3)	Includes budgeted drilling expenditures as well as exploration and facilities costs for the area and excludes property acquisition costs and exploration costs for other areas.
(4)	We operated 78% of our December 2005 production in the Williston Basin, with an average working interest of 87% per operated well. Our average working interest in our non-operated wells is 16%.

Summary of Exploration Activities

The following table summarizes certain of our exploration activities that are discussed in more detail below.

Exploration Project	Basin	Project Net Acreage (1)		Average Working Interest (2)	2006 Planned Exploratory Activities (3)
Cave Gulch/Waltman (4)	Wind River	13,541		79%	3-D seismic; drill one deep well
Cooper Reservoir (4)(5)	Wind River	12,732		85%	Drill one deep well
East Madden	Wind River	20,112		60%	Assess drilled well
Pommard(5)	Wind River	2,200		100%	Assessing deep potential
Stone Cabin(4)	Wind River	12,342		82%	Assessing deep potential
Talon(5)	Wind River	67,675		35%	Drill one well
Wallace Creek(4)(5)	Wind River	18,403		88%	Assessing shallow exploration
Windjammer-Coal Bank Hills Unit	Wind River	7,934		35%	Assessing potential using 3-D seismic
Garmesa	Uinta	8,217		42%	Hook up to pipeline
Lake Canyon	Uinta	28,425	(6)	51%	Drill six wells
West Tavaputs Deep(4)(6)	Uinta	40,101		91%	Drill two wells
Hook(5)	Uinta	44,133		96%	Drill three wells
Woodside(5)	Uinta	17,625		100%	Drill one well
Wyodak/Big George	Powder River	67,087		62%	Three pilot programs
Grand River	Williston	11,829		45%	Participate in one well
Red Bank Extension	Williston	28,499		43%	Participate in three wells
Red Water	Williston	11,299		53%	Assess drilled well
Mondak	Williston	6,380		53%	Participate in three wells
Madison(4)	Williston	34,158		80%	Drill one well
Antelope Hollow	Green River	5,846		38%	Assess for 3D seismic
Tri-State	DJ	182,856		48%	3-D seismic; drill six wells
Pine Ridge(5)	Paradox	3,494		97%	Acreage acquisitions
Yellow Jacket(5)	Paradox	59,852		70%	Acreage acquisitions; drill four wells
Big Horn(5)	Big Horn	141,660		74%	3-D seismic; acreage acquisitions; recomplete one well; drill one well
Montana Overthrust(5)	Overthrust Belt	159,127		81%	3-D seismic; drill two wells
Utah Hingeline(5)	Overthrust Belt	17,346		79%	Acreage acquisitions

(1)	Project net acreage is the amount of our net leasehold acreage at December 31, 2005 that we have associated with each of our exploration projects.
(2)	Average working interest is based on leasehold acreage at December 31, 2005. Also, the working interest numbers are subject to selling of working interests to industry partners in connection with our joint exploration strategy.
(3)	Of the exploration activities planned for 2006 that are included in this table, some have already occurred. With respect to those that have not occurred, our actual activities may change depending on regulatory approvals, seasonal conditions and other factors, including our ability to enter into joint exploration agreements with joint drilling obligations with industry partners. For a more detailed description of proposed activities, see the description of each project in the Basin sections below.
(4)	Represents an exploration project that extends an existing development project.
(5)	Portions of the exploration program currently are not included in our 2006 capital expenditure budget as these activities are contingent upon obtaining an industry partner pursuant to a joint exploration agreement for the prospect or revising our capital expenditure budget.
(6)	Does not include an additional 130,346 net undeveloped acres that are subject to drill-to-earn agreements.

With respect to certain of our exploration projects, we seek industry partners to enter into joint exploration agreements, which involve the sale of portions of our interests in these projects. The primary objective of this strategy is to increase our exposure to potential reserves and production, accelerate the testing of our exploration project inventory, and mitigate the capital risk of high impact exploration projects, while recouping a portion of our initial investment. We have executed these joint exploration agreements with partners in our East Madden, Lake Canyon/Brundage Canyon, Grand River, Red Bank Extension, Red Water, Tri-State, and Waltman Arch exploration projects. We expect to pursue additional joint exploration projects at Hook, Woodside, Yellow Jacket, Pine Ridge, Circus, Big Horn, other Wind River areas and several other exploration areas. In connection with these anticipated joint exploration agreements, we expect to sell approximately 30% to 60% of our working interests and have our partner fund a significant portion of our share of early drilling costs, depending on the project.

Risk Factors

Investing in our securities involves risks that include the speculative nature of oil and natural gas exploration, competition, volatile oil and natural gas prices and other material factors. You should read carefully the section entitled “Item 1A. Risk Factors” for an explanation of these risks before investing in our securities. In particular, the following considerations may offset our competitive strengths or have a negative effect on our strategy as well as on activities on our properties, which could cause a decrease in the price of our common stock and a loss on your investment:

•	Limited Operating History. We are a relatively new company. As such, we have made major expenditures to acquire and develop our property base and substantially increase production. This resulted in significant losses in certain periods since our inception. We can give no assurance that we will not incur losses in the future.

•	Risks Relating to Oil and Gas Reserves. Reserve estimates are based on many assumptions, including concerning commodity prices, and our properties may not produce as we originally forecast. For example, we reduced our reserve estimates by approximately 41 Bcfe at year end 2003, 32 Bcfe at year end 2004, and 25 Bcfe at year end 2005. In addition, our reserve report reflects that, as we produce our proved reserves, they would decline and the decline will only be abated if we are successful in finding or acquiring new reserves.

•	Concentration and Competition. Our concentration in the Rocky Mountains may make us disproportionately exposed to impacts of weather, government regulation and transportation constraints common to that geographic location. For a description of the government regulation that affects our operations, see “—Operations—Environmental Matters and Regulation”. Competition with other companies in the Rockies is significant and may hinder our ability to pursue reserve and leasehold acquisitions as well as our ability to operate in certain of our core areas.

•	Risks Related to Rapid Growth. We have grown rapidly through acquisitions and may engage in additional acquisitions in the future. Acquired properties may not produce as projected and we may be unable to determine reserve potential, identify liabilities associated with the properties or obtain protection from sellers against them.

For a discussion of other considerations that could negatively affect us, see “Cautionary Note Regarding Forward-Looking Statements” and “Item 1A. Risk Factors”.

Our Offices

Our company was founded in 2002 and is incorporated in Delaware. Our principal executive offices are located at 1099 18th Street, Suite 2300, Denver, Colorado 80202, and our telephone number at that address is (303) 293-9100.

Our Strategy

The principal elements of our strategy to maximize stockholder value are to:

•	Drive Growth Through the Drill-bit. We expect to generate long-term reserve and production growth predominantly through our drilling activities. We believe our management team’s experience and expertise enable us to identify, evaluate and develop new natural gas and oil reservoirs. Throughout our operations, we apply technology, including advanced drilling and completion techniques and new geologic and seismic applications. From inception through December 31, 2005, we participated in the drilling of 797 gross wells. We plan to participate in the drilling of a total of 411 gross wells in 2006.

•	Pursue High Potential Projects. We have assembled several projects that we believe provide future long-term drilling inventories. In addition to eight key development areas, as of December 31, 2005 we are involved in 26 exploration projects. Our team of 17 geologists and geophysicists, which includes our current Chief Executive Officer, is dedicated to generating new geologic concepts. Our long-term objective is to allocate between 70% and 80% of our capital budget to development projects, with the balance allocated to higher risk, higher potential exploration projects. We also seek partners to enter into joint exploration agreements in order to increase our exposure to potential reserves and production, mitigate our capital risk and accelerate the evaluation of these high potential projects.

•	Focus on Natural Gas in the Rocky Mountain Region. We intend to capitalize on the large estimated undeveloped natural gas resource base in the Rocky Mountains, while selectively pursuing attractive oil opportunities in the region. We believe the Rockies represent one of the few natural gas provinces in North America with significant remaining development potential. All of our production is from the Rockies, and for 2005, approximately 92% was natural gas.

•	Reduce Costs and Maximize Operational Control. Our objective is to generate profitable growth and high returns for our stockholders. We expect that our unit cost structure will benefit from economies of scale as we grow, maintaining high percentage operatorship of our reserves and production, and our continuing cost management initiatives. As we manage our growth, we are actively focusing on managing lease operating expenses, general and administrative costs, and finding and development costs. It is strategically important to us to serve as operator of our properties when possible, as that allows us to exert greater control over costs and timing in our exploration, development and production activities. We operated approximately 92.5% of our December 2005 production and, as of December 31, 2005, we owned an average working interest of approximately 60% in 1,792,808 gross undeveloped acres, as well as an additional 130,346 net undeveloped acres that are subject to drill-to-earn agreements.

•	Pursue Reserve and Leasehold Acquisitions. Past acquisitions have played an important part in establishing our asset base. We intend to use our experience and regional expertise to supplement our drill-bit growth strategy with complementary acquisitions that have the potential to provide long-term drilling inventories or that have undeveloped leasehold positions. We actively review acquisition opportunities on an ongoing basis.

Competitive Strengths

We have a number of strengths that we believe will help us successfully execute our strategy.

•

Experienced Management Team. Although we compete against companies with more financial and human resources than ours, we believe our management team’s experience and expertise in the Rocky Mountains provide a distinct competitive advantage. Our 12 corporate officers average 23 years of experience working in and servicing the industry. Our Chief Executive Officer, Chief Operating Officer and other members of our management team worked together as executives or advisors for many years with Barrett Resources Corporation, a publicly-traded Rocky Mountain oil and gas company that was founded in 1980 and sold in 2001 in a transaction valued at approximately $2.8 billion. Further, members of our team are widely acknowledged as leading explorationists and were involved in finding or developing several of the largest Rocky Mountain natural gas and oil fields during the last three decades, including the Grand Valley, Parachute, and Rulison fields in the Piceance Basin, the Powder River Basin coalbed methane play, the Hilight field, the Cave Gulch field and the Madden field.

•	Inventory of Growth Opportunities. We have established an asset base of 1,079,231 net undeveloped leasehold acres as of December 31, 2005, as well as an additional 130,346 net undeveloped acres that are subject to drill-to-earn agreements. From inception through December 31, 2005, we participated in the drilling of 797 gross wells. In 2006, we plan to participate in the drilling of 411 gross wells across our operations. In addition, as of December 31, 2005, we have 26 exploration projects.

•	Rocky Mountain Asset Base. In January 2004, the Department of Energy estimated that Rocky Mountain natural gas production would grow by 91% from 2002 to 2025, compared to other large U.S. gas producing areas, which were forecast to decline or grow at significantly lower rates over the same period. Our assets are focused in the natural gas prone basins of the Rockies. This asset base allows us to leverage our experience and expertise as we pursue our growth strategy. Although we are focused in the Rockies, we achieve both geographic and geologic diversification by being active in nine distinct basins and the overthrust belt.

•	Financial Flexibility. As of December 31, 2005, we had $68.3 million in cash with $86 million of debt outstanding under our $200 million revolving credit facility. We currently are negotiating an amendment to our revolving credit facility, which we anticipate will be for $400 million, expandable up to $600 million, with an initial borrowing base of at least $280 million. We are committed to maintaining a conservative financial position to preserve our financial flexibility. We believe that our operating cash flow and available borrowing capacity under our credit facility provide us with the financial flexibility to pursue our planned exploration and development activities and leasehold acquisitions in 2006 and into 2007.

•	Significant Employee Investment. All of our corporate officers and substantially all our employees own our stock or stock options. As a result, our management team and other employees have interests that are aligned with those of our stockholders.

Piceance Basin

The Piceance Basin is located in northwestern Colorado. We entered the Piceance Basin on September 1, 2004, when we purchased producing and undeveloped properties from Calpine Corporation and Calpine Natural Gas L.P., which included 25,985 gross and 19,180 net acres in and around Gibson Gulch field, for approximately $137 million.

Our total leasehold position in the Piceance Basin as of December 31, 2005 consisted of 17,767 gross and 14,302 net undeveloped acres and 2,887 gross and 2,075 net developed acres, all of which are in our Gibson Gulch development area. Our estimated net proved reserves in the Piceance Basin at year end 2005 were 114.5 Bcfe.

Gibson Gulch

The Gibson Gulch area is a basin-centered gas play along the north side of the Divide Creek anticline at the eastern end of the Piceance Basin’s productive Mesaverde trend. Our properties are largely undeveloped relative to those fields to the west and southwest. We are in the early stages of this development project. We currently are testing a number of different completion techniques in an effort to optimize production and recoveries, and reduce our costs. Although we drill on a 20-acre well pattern, we have received authority for development on a 10-acre pattern and will use recently acquired 3-D seismic to evaluate development on this basis. Our natural gas production in this basin currently is gathered through our own gathering system and delivered to markets through pipelines owned by Questar Pipeline Company. In late 2005, we acquired a 20 square mile 3C 3-D seismic survey over a major portion of Gibson Gulch. Initial results from and interpretations of the survey are expected to be available in the second quarter of 2006. The Company is employing 3C 3-D seismic technology to its Gibson Gulch and certain other projects. Although the science behind this technology has been known for some time, the implementation and the practical use of 3C 3-D seismic technology is relatively new, unproven, and unconventional. A theoretical promise of 3C 3-D seismic is to provide information about fracture density in the subsurface regions we explore. Gas recovery from basin centered unconventional tight gas reservoirs increases with increasing fracture density. We are using this 3C 3-D seismic technology with the hope of improving our ability to find these areas of enhanced fracturing or “sweet spots”.

At December 31, 2005, we held interests in 156 gross (143 net) producing wells that produced 26 MMcfe/d net to our interest in the month of December 2005 with an average working interest of 78%. In our current capital budget, we estimate our capital expenditures for 2006 will be $126.5 million to participate in the drilling of 81 gross wells (68 net wells) in the Gibson Gulch area, and to expand our compression and gathering facilities. During the year ended December 31, 2005, we had capital expenditures of $129.5 million to participate in the drilling of 80 wells, of which 58 were completed as of year end and 66 of which were completed as of February 28, 2006.

Wind River Basin

The Wind River Basin is located in central Wyoming. Our activities in the area are concentrated primarily in the eastern Wind River Basin. Our Wind River Basin development operations are conducted in four general project areas, three of which are located along the greater Waltman Arch area: Cave Gulch, Cooper Reservoir and Wallace Creek. In addition, we have eight exploration projects, of which Pommard, Windjammer and East Madden are in areas of the basin where we have no existing development operations. We are seeking industry partners to enter into joint exploration agreements, which would involve the sale of a portion of our interests and joint drilling obligations for certain exploration projects in the Wind River Basin.

Our total leasehold position in the Wind River Basin as of December 31, 2005 consisted of 339,594 gross and 159,426 net undeveloped acres and 8,531 gross and 6,164 developed acres. Our estimated net proved reserves in the Wind River Basin at year end 2005 were 85.8 Bcfe. Our current operations in the basin include active infill and field expansion development programs, as well as exploration activities. We have access to over 638 square miles of 3-D seismic in ten different surveys covering the Cave Gulch, Cooper Reservoir, Wallace Creek, Stone Cabin and East Madden project areas, and 3,700 miles of 2-D seismic across a majority of the eastern Wind River Basin. Our natural gas production in this basin is gathered through our own gathering systems and delivered to markets through pipelines owned by Kinder Morgan Interstate and Colorado Interstate Gas Company (“CIG”).

Cave Gulch

The Cave Gulch field is a structural-stratigraphic play along the Owl Creek Thrust at the northern end of the Waltman Arch. Our primary focus is on the overpressured deep Frontier and Muddy Formations from 16,700 to 19,000 feet. In addition, the Company continues to evaluate our 20-acre development program involving drilling and recompletions in discontinuous lenticular sands at depths from approximately 4,900 to 9,200 feet in the Lance formation. We also are producing from wells in the Fort Union, from 3,500 to 4,900 feet.

In our current capital budget, we estimate our capital expenditures for 2006 will be $31.5 million in Cave Gulch, which includes one development well, one exploration well, and three recompletions. Additionally, in 2006 we plan to add 23 square miles of new 3-D seismic data to our existing 3-D data in the area to better image the northern portions of the Cave Gulch project area. In the year ended December 31, 2005, we spent $29.7 million of capital expenditures to participate in the drilling of six wells, one recompletion, three workovers, and to make facilities improvements. These capital expenditures include approximately $11 million to drill and complete the Bullfrog 14-18 exploratory well, which is discussed below. The Company successfully drilled and completed four Lance wells and had one Lance dry hole.

In July 2005, we completed the Bullfrog 14-18 well in our Cave Gulch project area in the Wind River Basin, a 19,400 foot deep exploratory test targeting the Lakota, Muddy and Frontier formations in which we have a 93% working interest. We also have identified Muddy and Frontier stimulation and re-stimulation candidates in our Cave Gulch development program. The first of these stimulations was performed in mid-June 2005 in the Muddy formation in the Cave Gulch 1-29, in which we have a 70% working interest. It should be noted that other similar Muddy wells in the area tend to have relatively short reserve lives and highly variable reservoir size.

Cooper Reservoir

Our position in the Cooper Reservoir field lies six miles south of Cave Gulch along the Waltman Arch. The primary producing formations at Cooper are the Lance and Fort Union formations at depths ranging from 3,200 to 8,500 feet. Currently, our primary focus is the deep potential we have identified utilizing 3-D seismic. The Company also is assessing the potential for 40-acre and 80-acre Lance development on field extensions north and south of the main field. We are using 3-D seismic technology across the Cooper Reservoir area region to evaluate these and other opportunities.

In our current capital budget, we estimate our capital expenditures for 2006 will be $3.9 million in Cooper Reservoir to participate in the drilling of one deep well and workovers on four wells. During the year ended December 31, 2005, we spent $12.3 million to participate in the drilling of six wells, of which five wells are producing into the sales line and the other development well was a dry hole. As a result of drilling these wells and ongoing evaluation of the area, we determined that infill wells are encountering depleted sands and are not recovering sufficient incremental reserves to continue the program in the Lance and Fort Union formations. We recorded an impairment expense of $29.5 million in the second quarter of 2005 to reduce the carrying value of properties in the Cooper Reservoir to fair value. We have identified deeper Muddy and Frontier potential on 3-D seismic and will continue to assess the Cooper Reservoir as an exploration play.

Wallace Creek, Stone Cabin and Pommard

In our current capital budget, we estimate our capital expenditures for 2006 will be $2.5 million. In 2005, our capital program in this area was approximately $1.5 million.

In the Pommard area, we are evaluating the potential of drilling a Madison test. This test would be done by re-entering the Pommard #1, a 14,976 feet Tensleep test drilled in 2004, milling a window, and side tracking the well down through the Tensleep and into the Madison. We also are considering selling a portion of our interest in this area to an industry partner prior to this test.

No wells were drilled in Wallace Creek during 2005. The Company plans to drill one Radarville wells in 2006. The Radarville formation is the primary producer in this field and is found at a general depth range of 7000 to 7500 feet. We also recognize a potential coalbed methane play in the Wallace Creek area. We currently are assessing the multiple coal beds of the Meeteetse formation, which underlies the Lance formation in a 1,500 to 4,500 feet depth range. We plan to sell a portion of our interest in our Meeteetse coal rights to an industry partner before testing this play’s potential.

Windjammer—Coal Bank Hills Unit

In the first quarter of 2005, we formed the Coal Bank Hills Federal Unit covering the majority of our Windjammer project area. Our working interest in this Federal Unit averages over 50%. This area lies to the northwest of our Wallace Creek development project. In the third quarter of 2005, the Company drilled a Unit obligation well targeting the Radarville formation. This well was determined to be non-commercial and was plugged and abandoned and the Unit was terminated. We currently are evaluating our 114 square mile 3-D survey, shot in late 2004, for Lance, Meeteetse coal, and deeper horizon potential.

Talon and East Madden

In our Talon and East Madden areas, we are targeting an unconventional, basin-centered play concept in the Lance and Fort Union formations. The Talon exploratory project lies due west of the Cave Gulch area and extends over a multi-township area. Our East Madden exploration prospect lies east of the extensive Madden field along the Madden anticline. In our current capital budget, we estimate our capital expenditures for 2006 will be $2.7 million to purchase leases and drill one shallow Fort Union well. In 2005, our capital program in this area was approximately $13.4 million and included 3-D seismic acquisition, three Fort Union wells, and two recompletions.

Uinta Basin

Our exploration and development activities are focused on various geologic play types in several locations. During the year ended December 31, 2005, we had capital expenditures of $82.2 million to participate in the drilling of 22 wells, of which 11 were completed as of year end and five of which were completed as of February 28, 2006. We operated 34 gross wells in this basin as of December 31, 2005. In our current capital budget, we estimate our capital expenditures in 2006 will be $83.9 million in the Uinta Basin area to fund our interests in 30 additional gross wells and infrastructure improvements.

West Tavaputs

We began operations in the Uinta Basin in April 2002 through the acquisition of 3.4 Bcfe of proved reserves and 46,702 gross and 42,355 net leasehold acres at West Tavaputs. With effective application of new fracturing techniques and 3D seismic, we have greatly enhanced our ability to commercialize the gas potential of this area, including the discovery of new gas reservoirs in the Dakota, Entrada and Navajo formations in our Peters Point #6-7D wildcat well.

Our natural gas production at West Tavaputs is gathered and compressed by our facilities and delivered to markets on the Questar pipeline system. We recently entered into Precedent Agreements with Questar Gas to subscribe for firm transportation arrangements on two expansion projects that we believe will provide adequate capability to move anticipated gas volumes from West Tavaputs. We also are negotiating Precedent Agreements with Questar Gas to subscribe for processing services to ensure our gas will meet hydrocarbon dewpoint specifications on the Questar southern system.

Full development of the West Tavaputs area will require the completion of an environmental impact statement, or EIS, which we initiated in February 2005. See “—Operations—Environmental Matters and Regulation”.

Garmesa

The Garmesa prospect lies southeast of West Tavaputs and consists of three adjacent prospect areas: Hill Creek, Tumbleweed and Cedar Camp. We believe these prospects have similar geologic characteristics and reserve potential, but are differentiated mainly by our level of working interest, industry partners and ownership structures. In the year ended December 31, 2005, we conducted a 3-D seismic survey and participated in the drilling of three wells. Two of the drilled wells were successfully completed and one was a dry hole. No activity is anticipated in the Garmesa area until we evaluate our 21-square mile Tumbleweed 3-D seismic survey and the production results from two Cedar Camp wells that are scheduled to be hooked up to a pipeline during the first half of 2006.

Hill Creek. Within the Hill Creek area, we hold interest in 10 wells that targeted the Dakota, Entrada and Wingate formations at depths down to 11,900 feet.

Tumbleweed. Our Tumbleweed project area is located directly southeast and adjacent to Hill Creek. We operate this prospect and are targeting the same reservoir objectives as the Hill Creek project.

Cedar Camp. Our Cedar Camp project area is located directly from the Tumbleweed area. We operate this prospect and are targeting the same reservoir objectives as the Hill Creek and Tumbleweed projects. As of December 31, 2005, three wells have been drilled (80% working interest), two of which are waiting on pipeline connection, which is expected by the end of the second quarter of 2006, while the third was plugged and abandoned.

Lake Canyon/ Brundage Canyon

Lake Canyon. Lake Canyon is an exploration project that targets Green River formation oil zones at depths of 6,500 feet, gas zones in the Wasatch at depths of 8,000 feet and basin-centered tight gas in the Mesaverde formation at depths ranging from approximately 10,000 to 14,000 feet. In 2005, our capital program in this area included the acquisition of approximately 52 square miles of 3C 3-D seismic, acreage acquisition and participating in the drilling of three gross exploratory wells.

In July 2004, we and an industry partner entered into an exploration and development agreement with the Ute Indian Tribe of the Uintah and Ouray Reservation, or the Ute Tribe, to explore for and develop oil and natural gas on approximately 125,000 of their net undeveloped acres that are located in Duchesne and Wasatch Counties, Utah. This drill-to-earn agreement was revised in September 2004 to include the Ute Development Corporation as a party and was approved by the Department of Interior’s Bureau of Indian Affairs, or BIA, in October 2004. Pursuant to this agreement, we have the right to earn up to a 75% working interest in the Mesaverde formation and deeper horizons, plus up to a 25% interest in shallower Green River formations. To earn these interests pursuant to this agreement, we and our partner are required to drill 13 deep wells and 21 shallow wells prior to December 31, 2009, including one deep and two shallow wells by December 31, 2005. The Ute Tribe has an option to participate for a 25% working interest in wells drilled pursuant to the agreement. The Ute Tribe exercised this option on the two shallow wells, which decreased our working interest to 18.75%. This right terminates as to all future wells in a lease block if the Ute Tribe does not elect to participate in one of the first two wells in that lease block. We will drill and operate the deep wells and our industry partner will drill and operate the shallow wells. In December 2005, we reached total depth of 14,325 feet on our Mesaverde test well, the #1 DLB (75% working interest), and set casing to a depth of 11,539 feet. Testing will focus on several Upper Price River (Mesaverde) and shallower Wasatch intervals where the gas shows and open hole log analysis indicates gas potential. We intend to complete the well once pipeline construction into the area is completed by the beginning of the second quarter. In 2005, we also participated in two 6,500-foot Green River formation wells operated by our industry partner that are on line and producing oil. Gas potential from the wells is restricted and awaiting completion of the pipeline extension. These two Green River wells extend production westward from the same reservoir interval that is productive in neighboring Brundage Canyon field.

Brundage Canyon. In September 2004, we entered into a farm-out agreement with the same industry partner as with our Lake Canyon prospect pursuant to which we had the right to earn a 75% working interest in the deep Mesaverde formation and deeper horizons on existing exploration and development agreements that encompass 49,000 acres within the Brundage Canyon field by drilling a deep exploration test well. This field is located on the Ute Tribe’s lands and is situated adjacent to and just east of the acreage in the Lake Canyon prospect covered by our agreement with the Ute Tribe. We commenced the drilling of our initial deep exploratory well in Brundage Canyon in November 2004 and abandoned it in January 2005, pending further evaluation of the Lake Canyon 3-D seismic survey and assessment of the completion of the #1 DLB well.

Hook and Woodside

We plan to continue to acquire leasehold acreage through 2006 in these prospects in the southwestern portion of the Uinta Basin. We then plan to sell a portion of our interest to an industry partner prior to conducting exploratory activities.

Powder River Basin

The Powder River Basin is primarily located in northeastern Wyoming. The basin contains the Rockies’ most active drilling area: the Wyodak and Big George coalbed methane plays. As of December 31, 2005, we held approximately 32,959 gross and 26,048 net developed leasehold acres and 95,666 gross and 53,040 net undeveloped leasehold acres in the Powder River Basin. Our estimated net proved reserves in the basin at year end 2005 were 25.9 Bcfe. In December 2005, we produced a net 19.9 MMcfe/d. Our development and exploration activities are concentrated in seven major projects.

Our key project areas are located in both the Big George and Wyodak fairways. In our current capital budget, we estimate our capital expenditures for 2006 will be $21.5 million, which includes participating in 220 wells, of which 12 are PUD locations, and leasehold acquisitions. In the year ended December 31, 2005, we made $28.7 million of capital expenditures to participate in the drilling of 217 wells and for leasehold acquisitions. As of February 28, 2006, we had the necessary drilling permits and environmental approvals in place for all but 48 of the Company operated wells that are planned to be drilled in 2006. If we do not receive additional permits for the planned wells, we plan to drill other locations for which we have the necessary approvals.

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

We have dedicated significant resources to managing regulatory and permitting matters in the Powder River Basin to achieve efficient processing of federal permits and resource management plans. See “—Operations—Environmental Matters and Regulation”.

Our natural gas production in this basin is gathered through our own gathering systems and, for a majority of our gas, delivered to markets through additional gathering and pipeline systems owned by Fort Union Gas Gathering, LLC and Thunder Creek Gas Services.

Williston Basin

The Williston Basin, which is located in western North Dakota, northwestern South Dakota and eastern Montana, is a predominantly oil prone basin and produces oil and natural gas from 11 major geologic horizons that range in depth from approximately 1,000 to over 14,000 feet. The majority of our properties, both producing and prospective, are located within a 50-mile radius of Williston, North Dakota, the major industry service center for the area. The tight concentration of assets and proximate location to a service center allows for efficient operations.

While we have interests in a substantial number of wells in the Williston Basin, which target several different zones, our exploration and development activities currently are concentrated on three of the oil producing formations, the Madison, Bakken and the Red River. The application of horizontal completions in these formations has yielded significant improvement in the recovery of hydrocarbons from reservoirs compared to vertically drilled well completions in the same type of formations. The basin has established infrastructure and access to materials and services. Our oil is stored in tanks located at the well site and periodically collected by independent oil purchasers. Regulatory delays are less prevalent than other areas due to fee ownership of properties, more efficient state and local regulatory bodies and more reasonable permitting requirements.

We participated in the drilling of 12 horizontal wells in 2005 as part of our 2005 capital program of $17.0 million in this area. In our current capital budget, we estimate our capital drilling and completion expenditures for 2006 will be $28.5 million in the Williston Basin, which includes drilling 14 horizontal wells.

Madison, Bakken and Red River Development Projects

Our development drilling programs within the Williston Basin lie along the Montana and North Dakota and North and South Dakota borders and target prospective Madison, Bakken and Red River formations at depths of 7,400 to 10,500 feet. Wells are drilled vertically to these depths and then extended laterally up to 5,000 feet through our target zones.

In our 2005 Madison drilling program in Montana and North Dakota, we drilled or participated in six horizontal development wells in our Target, Nameless and Indian Hills field areas. Five of the six wells were successfully completed with initial gross potential production rates between 47 and 238 Bopd and we hold working interests ranging between 41% and 98%. The sixth well, a wildcat drilled in our Indian Hills area, was completed in December 2005 and currently is producing. The Company has a 42% working interest in this well and additional offset locations. In 2006, the Company plans to drill an additional five horizontal Madison development wells in our Target area, a second wildcat in the Indian Hills area and two additional horizontal Madison wildcat wells in our Red Bank Extension area of North Dakota.

The Company participated in three successful North Dakota nonoperated horizontal Bakken wells in 2005. Two were development wells in our Mondak area and the third was an exploratory well in our Red Bank extension area and all three currently are producing. The Company expects to participate in three additional non-operated Mondak Bakken development wells in 2006 with working interests between 10% and 25%. In our Red Bank Extension area, we participated in a horizontal Bakken exploration well with a 6% working interest in 2005 that currently is producing. This well establishes Bakken potential in addition to the horizontal Madison within the Red Bank Extension acreage area. We anticipate drilling an operated 60% working interest Red Bank Bakken exploration well in the late second quarter of 2006. In November 2005, we drilled the initial horizontal Bakken exploration well on our Montana, Red Water prospect leasehold. The well, in which we have a 50% working interest, is currently testing after a fracture stimulation.

In November 2005, we spud our first horizontal Red River B test well, in which we have a 60% working interest, in our Grand River area along the North and South Dakota border on the southern flank of the Williston Basin. Early tests are disappointing with recovery of water and slight shows of gas. A second exploratory well is scheduled for the second quarter of 2006.

Denver-Julesburg Basin

The DJ Basin covers parts of Colorado, Wyoming, Nebraska and Kansas and contains the well known Wattenberg field.

Tri-State

On January 28, 2005, we sold a 50% working interest in our Tri-State leasehold to an industry partner and entered into an agreement to jointly explore this area. Our exploration program focuses on the eastern side of the DJ Basin, which we refer to as our Tri-State area (which includes portions of northeastern Colorado, southwestern Nebraska and northwestern Kansas) and targets the biogenic shale gas potential of the Niobrara formation at depths less than 2,000 feet, and the conventional oil potential of Kansas City-Lansing, Marmaton, and Cherokee Formations of the Pennsylvanian System at depths of 4,000 to 4,800 feet. Production from this area can be sold into an already established interstate pipeline network.

We believe the Niobrara potential of the Tri-State area can be exploited with 3-D seismic “bright spot” technologies. During the year ended December 31, 2005, we participated in the drilling of seven wells, made leasehold acquisitions, and acquired 2-D seismic and 3-D seismic. All wells were completed and currently are producing into a pipeline. Based on our current capital expenditure budget, we estimate our capital expenditures for 2006 will be $7.7 million to participate in the drilling of 48 wells, for compression and gathering facilities, and for additional acreage acquisitions.

Big Horn Basin

The Big Horn Basin is located in north central Wyoming and lies west and north of the Powder River and Wind River Basins, respectively. Although the Big Horn Basin is largely considered an oil prone basin, we are pursuing both conventional stratigraphic and structural gas plays, as well as unconventional basin-centered gas plays in the basin. We have plans in 2006 to bring in an industry partner and to acquire a 42 square mile 3-D seismic survey and we plan to re-enter an existing well and test several additional formations as part of our ongoing program to assess the basin-centered gas potential of the basin.

Overthrust Belt

Montana Overthrust

We had 159,127 net undeveloped acres in the Montana overthrust belt as of December 31, 2005. In 2005, we acquired approximately 68 square miles of 3-D seismic. In 2006, we plan to bring in an industry partner, acquire additional 3-D seismic, and drill two exploratory tests.

Utah Hingeline

Our Utah Hingeline exploration play is located in the thrust belt of central Utah. As of December 31, 2005, we held interests in 17,346 net undeveloped acres.

Paradox Basin

The Paradox Basin is located in southwestern Colorado and southeastern Utah, and is adjacent to the San Juan Basin of New Mexico and Colorado. As of December 31, 2005, we owned interests in 90,170 gross acres and 63,986 net acres in this area.

Pine Ridge

The Pine Ridge exploration prospect explores for gas fields in stratigraphic traps associated with salt diapirs. We intend to build our acreage position in this play through acquisitions or other arrangements with acreage owners in the area. During 2005, our planned 20 square mile 3-D seismic survey was delayed due to a court ruling affecting U.S Forest Service permitting procedures. Current plans call for the survey to be acquired in the fall of 2006.

Yellow Jacket

This prospect will target natural gas from a fractured shale reservoir at depths of 4,500 to 6,500 feet. Our plans for 2006 include continued acreage acquisition, which will be followed by selling a portion of our interest to an industry partner prior to drilling four exploratory test wells in 2006 to evaluate the shale gas potential.

Oil and Gas Data

Proved Reserves

The following table presents our estimated net proved natural gas and oil reserves and the present value of our estimated proved reserves at each of December 31, 2003, 2004, and 2005 based on reserve reports prepared by us and reviewed in their entirety by our independent petroleum engineers. All our proved reserves included in the reserve report are located in North America. Ryder Scott Company, L.P. reviews all our reserve estimates except for our reserve estimates in the Powder River Basin, which are reviewed by Netherland, Sewell & Associates, Inc. When compared on a well-by-well or lease-by-lease basis, some of our estimates of net proved reserves are greater and some are less than the estimates of our independent petroleum engineers. However, our internal estimates of total net proved reserves are within 10% of those estimated by our independent petroleum engineers. Our estimates of net proved reserves have not been filed with or included in reports to any federal authority or agency other than the Securities and Exchange Commission in connection with our registration statement for our initial public offering. The Standardized Measure shown in the table is not intended to represent the current market value of our estimated natural gas and oil reserves.

	As of December 31,
	2003	2004	2005
Estimated Net Proved Reserves:
Natural gas (Bcf)	180.9	257.8	306.0
Oil (MMBbls)	3.9	5.7	5.8
Total (Bcfe)	204.2	292.3	341.0
Percent proved developed	62.5%	61.1%	61.1%
Standardized Measure (in millions) (1)	$404.8	$466.1	$782.5

(1)	The Standardized Measure represents the present value of estimated future cash inflows from proved natural gas and oil reserves, less future development, production, and income tax expenses, discounted at 10% per annum to reflect timing of future cash flows. In accordance with SEC requirements, our reserves and the future net revenues were determined using market prices for natural gas and oil at each of December 31, 2003, 2004, and 2005, which were $5.58 per MMBtu of gas and $32.55 per barrel of oil at December 31, 2003, $5.52 per MMBtu of gas and $43.46 per barrel of oil at December 31, 2004, and $7.72 per MMBtu of gas and $61.04 per barrel of oil at December 31, 2005. These prices were adjusted by lease for quality, transportation fees and regional price differences.

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

The data in the above table represents estimates only. Oil and natural gas reserve engineering is inherently a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured exactly. The accuracy of any reserve estimate is a function of the quality of available data and engineering and geological interpretation and judgment. Accordingly, reserve estimates may vary from the quantities of oil and natural gas that are ultimately recovered. See “ Item 1A. Risk Factors”.

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

Future prices received for production and costs may vary, perhaps significantly, from the prices and costs assumed for purposes of these estimates. The Standardized Measure shown should not be construed as the current market value of the reserves. The 10% discount factor used to calculate present value, which is required by Financial Accounting Standard Board pronouncements, is not necessarily the most appropriate discount rate. The present value, no matter what discount rate is used, is materially affected by assumptions as to timing of future production, which may prove to be inaccurate.

From time to time, we engage Ryder Scott Company, L.P. and Netherland, Sewell & Associates, Inc. to review and/or evaluate the reserves of properties that we are considering purchasing and to provide technical consulting on well testing. Neither Ryder Scott Company, L.P. nor Netherland, Sewell & Associates, Inc. nor any of their respective employees has any interest in those properties and the compensation for these engagements is not contingent on their estimates of reserves and future cash inflows for the subject properties. During 2005, we paid Ryder Scott Company, L.P. $69,780 for reviewing our reserve estimates and $0 for other consulting services. During 2005, we paid Netherland, Sewell & Associates, Inc. $108,400 for reviewing our reserve estimates and $0 for other consulting services.

Production and Price History

The following table sets forth information regarding net production of oil, natural gas and natural gas liquids, and certain price and cost information for each of the periods indicated:

	Year Ended December 31,
	2003	2004	2005
Production Data:
Natural gas (MMcf) (1)	16,315	28,864	36,287
Oil (MBbls)	328	474	523
Combined volumes (MMcfe)	18,283	31,708	39,425
Daily combined volumes (MMcfe/d)	50.1	86.6	108.0
Average Prices (2):
Natural gas (per Mcf)	$4.03	$5.10	$7.16
Oil (per Bbl)	28.85	39.49	46.68
Combined (per Mcfe)	4.12	5.23	7.21
Average Costs (per Mcfe):
Lease operating expense	$0.46	$0.46	$0.50
Gathering and transportation Expense	0.20	0.19	0.30
Production tax expense	0.54	0.63	0.85
Depreciation, depletion and Amortization	1.68	2.15	2.27
General and administrative (3)	0.78	0.57	0.62

(1)	Production of natural gas liquids is included in natural gas revenues and production.
(2)	Includes the effects of hedging transactions, which reduced average gas prices by $0.48 per Mcf in 2003, $0.43 per Mcf in 2004, and $0.57 per Mcf in 2005.
(3)	Excludes non-cash stock-based compensation expense.

Productive Wells

The following table sets forth information at December 31, 2005 relating to the productive wells in which we owned a working interest as of that date. Productive wells consist of producing wells and wells capable of production, including natural gas wells awaiting pipeline connections to commence deliveries and oil wells awaiting connection to production facilities. Gross wells are the total number of producing wells in which we have an interest, and net wells are the sum of our fractional working interests owned in gross wells.

	Gas		Oil
Basin	Gross Wells	Net Wells	Gross Wells	Net Wells
Piceance	156.0	143.4	0	0
Wind River	175.0	158.3	2.0	1.5
Uinta	44.0	40.2	0	0
Powder River (1)	421.0	349.3	43.0	8.4
Williston	0	0	97.0	35.8
Big Horn	2.0	1.0	0	0

Total	798.0	692.2	142.0	45.7

(1)	The five wells that had completions in more than one zone are each shown as only one gross well.

Developed and Undeveloped Acreage

The following table sets forth information as of December 31, 2005 relating to our leasehold acreage.

	Developed Acreage (1)		Undeveloped Acreage (2)
Basin	Gross (3)	Net (4)	Gross (3)	Net (4)
Piceance Basin	2,887	2,075	17,767	14,302
Wind River	8,531	6,164	339,594	159,426
Uinta	8,609	8,262	181,579	137,764	(5)
Powder River	32,959	26,048	95,666	53,040
Williston	13,952	9,190	228,281	126,807
Green River	—	—	17,076	7,716
Denver-Julesburg	—	—	380,119	182,856
Paradox	—	—	90,170	63,986
Big Horn	2,601	701	188,059	140,959
Montana Overthrust	—	—	197,648	159,127
Utah Hingeline	—	—	22,026	17,346
Other	2,624	1,112	34,823	15,902

Total	72,163	53,552	1,792,808	1,079,231	(5)

(1)	Developed acres are acres spaced or assigned to productive wells.
(2)	Undeveloped acres are acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil or natural gas, regardless of whether such acreage contains proved reserves.

(3)	A gross acre is an acre in which a working interest is owned. The number of gross acres is the total number of acres in which a working interest is owned.
(4)	A net acre is deemed to exist when the sum of the fractional ownership working interests in gross acres equals one. The number of net acres is the sum of the fractional working interests owned in gross acres expressed as whole numbers and fractions thereof.
(5)	An additional 130,346 net undeveloped acres that are subject to drill-to-earn agreements are not included.

Many of the leases comprising the undeveloped acreage set forth in the table above will expire at the end of their respective primary terms unless production from the leasehold acreage has been established prior to such date, in which event the lease will remain in effect until the cessation of production. We generally have been able to obtain extensions of the primary terms of our federal leases for the period that we have been unable to obtain drilling permits due to a pending EA, Environmental Impact Statement or related legal challenge. The following table sets forth as of December 31, 2005 the expiration periods of the gross and net acres that are subject to leases summarized in the above table of undeveloped acreage.

	Undeveloped Acres Expiring
Twelve Months Ending:	Gross	Net
December 31, 2006	51,389	30,288
December 31, 2007	163,662	94,706
December 31, 2008	424,702	222,500
December 31, 2009	180,458	125,524
December 31, 2010 and later (1)	972,597	606,213

Total	1,792,808	1,079,231

(1)	Includes 459,646 gross and 199,580 net undeveloped acres held by production from other leasehold acreage or held by federal units.

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

	Year Ended December 31, 2003		Year Ended December 31, 2004		Year Ended December 31, 2005(1)
	Gross	Net	Gross	Net	Gross	Net
Development
Productive	50	41.5	150	147.9	98	82.3
Dry	1	0.9	2	1.7	3	3
Exploratory
Productive	39	35.8	93	79.9	103	84.9
Dry	2	1.6	13	10.0	5	3.3

Total
Productive	89	77.3	243	227.8	201	167.2
Dry	3	2.5	15	11.7	8	6.3

(1)	The determination of development and exploratory wells shown in the table above is based on an interpretation of the definitions of those terms in Rule 4-10(a) of Regulation S-X, which governs financial disclosures in filings with the SEC, that includes as development wells only those wells drilled on drilling locations to which proved undeveloped, or PUD, reserves have been attributed at the time at which drilling of the wells commenced, and in which all other wells are considered exploratory. We also are providing information with respect to drilling results in which development wells include not only wells drilled on PUD locations but also wells drilled in a proved area in which proved reserves have been attributed by our reservoir engineers as of the time of commencement of drilling. On this basis, during 2005, we completed 190 gross (163.7 net) productive and 1 gross (0.9 net) dry development wells and 13 gross (5.5 net) productive and 5 gross (3.3 net) dry exploratory wells.

From inception through December 31, 2005, we participated in drilling 797 gross wells, of which 533 were completed as producing, 238 were in process of completing or dewatering and 26 were dry holes. Also during that time, we recompleted 88 gross wells, which are not included in the totals above.

Operations

General

In general, we serve as operator of wells in which we have a greater than 50% interest. In addition, we seek to be operator of wells in which we have lesser interests. As operator, we obtain regulatory authorizations, design and manage the development of a well and supervise operation and maintenance activities on a day-to-day basis. We do not own drilling rigs or other oil field services equipment used for drilling or maintaining wells on properties we operate. Independent contractors engaged by us provide all the equipment and personnel associated with these activities. We employ drilling, production, and reservoir engineers, geologists and other specialists who work to improve production rates, increase reserves, and lower the cost of operating our natural gas and oil properties.

Marketing and Customers

We market the majority of the natural gas and oil production from properties we operate for both our account and the account of the other working interest owners in these properties. We sell the majority of our production to a variety of purchasers under short term and long term gas purchase contracts with daily, monthly, seasonal, annual or multi-year terms, all at market prices. We normally sell production to a relatively small number of customers, as is customary in the exploration, development and production business. However, based on the current demand for natural gas and oil, and the availability of other purchasers, we believe that the loss of any one or all of our major purchasers would not have a material adverse effect on our financial condition and results of operations. For a list of our purchasers that accounted for 10% or more of our natural gas and oil revenues during the last two calendar years, see “Notes to Consolidated Financial Statements—Note 12—Significant Customers and Other Concentrations”.

We enter into hedging transactions with unaffiliated third parties for portions of our natural gas production to achieve more predictable cash flows and to reduce our exposure to short-term fluctuations in gas prices. For a more detailed discussion, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview” and “—Quantitative and Qualitative Disclosures About Market Risk”.

Our natural gas and oil are transported through our own and third party gathering systems and pipelines and we incur gathering and transportation expenses to move our natural gas from the wellhead to a purchaser-specified delivery point. These expenses vary based on the volume and distance shipped, and the fee charged by the third party transporter. Transportation space on these gathering systems and pipelines is occasionally limited and at times unavailable because of repairs or improvements, or as a result of priority transportation agreements with other gas shippers. While our ability to market our natural gas has been only infrequently limited or delayed, if transportation space is restricted or is unavailable, our cash flow from the affected properties could be adversely affected. In certain instances, we contractually commit to long term firm transportation agreements to ensure that we have the guaranteed pipeline capacity to flow and sell a portion of our gas volumes. We also may contractually commit to long term firm sales agreements to ensure that we are selling to a purchaser who has guaranteed pipeline capacity. The following table sets forth information with respect to long term (greater than one year from December 31, 2005) firm transportation contracts for pipeline capacity, which typically require a demand charge and firm sales contracts.

Type of Arrangement	Pipeline System /Location	Volume (MMBtu/d)	Term
Firm Transport	WIC Medicine Bow	18,000	1/05–3/07
Firm Sales	Cheyenne Hub	10,000	4/05 – 3/07
Firm Sales	Questar Pipeline	5,000	4/06 – 3/09
Firm Sales	Questar Pipeline	8,500	5/05 – 3/10
Firm Transport	Questar Pipeline	12,000	11/05 –10/15
Firm Transport	Questar Pipeline	25,000	1/07 – 12/16
Firm Transport	Cheyenne Plains	9,000	2/05 – 4/17
Firm Transport	Questar Pipeline	25,000	11/07 –10/17
Firm Transport	Cheyenne Plains	5,000	5/17 – 4/18
Firm Transport	Rockies Express	25,000	1/08 – 6/19

Competition

The oil and natural gas industry is intensely competitive, and we compete with other companies that have greater resources. Many of these companies not only explore for and produce oil and natural gas, but also carry on midstream and refining operations and market petroleum and other products on a regional, national or worldwide basis. These companies may be able to pay more for productive oil and natural gas properties and exploratory prospects or to define, evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit. In addition, these companies may have a greater ability to continue exploration activities during periods of low oil and natural gas market prices. Our larger or integrated competitors may be able to absorb the burden of existing, and any changes to, federal, state, local and Native American tribal laws and regulations more easily than we can, which would adversely affect our competitive position. Our ability to acquire additional properties and to discover reserves in the future will be dependent upon our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. In addition, because we have fewer financial and human resources than many companies in our industry, we may be at a disadvantage in bidding for exploratory prospects and producing oil and natural gas properties.

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

Seasonal Nature of Business

Generally, but not always, the demand for natural gas decreases during the summer months and increases during the winter months. Seasonal anomalies such as mild winters or hot summers sometimes lessen this fluctuation. In addition, certain natural gas users utilize natural gas storage facilities and purchase some of their anticipated winter requirements during the summer. This can also lessen seasonal demand fluctuations. Seasonal weather conditions and lease stipulations can limit our drilling and producing activities, and other oil and natural gas operations, in certain areas of the Rocky Mountain region. These seasonal anomalies can pose challenges for meeting our well drilling objectives and can increase competition for equipment, supplies and personnel during the spring and summer months, which could lead to shortages and increase costs or delay our operations.

Environmental Matters and Regulation

General. Our operations are subject to stringent federal, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Our operations are subject to the same environmental laws and regulations as other companies in the oil and gas exploration and production industry. These laws and regulations may:

•	require the acquisition of various permits before drilling commences;

•	require the installation of expensive pollution control equipment;

•	restrict the types, quantities and concentration of various substances that can be released into the environment in connection with drilling and production activities;

•	limit or prohibit drilling activities on lands lying within wilderness, wetlands and other protected areas;

•	require remedial measures to prevent pollution from former operations, such as pit closure and plugging of abandoned wells;

•	impose substantial liabilities for pollution resulting from our operations;

•	with respect to operations affecting federal lands or leases, require time consuming environmental analysis; and

•	expose the Company to litigation by environmental and other special interest groups.

These laws, rules and regulations may also restrict the rate of oil and natural gas production below the rate that would otherwise be possible. The regulatory burden on the oil and gas industry increases the cost of doing business in the industry and consequently affects profitability. Additionally, Congress and the federal and state agencies frequently revise the environmental laws and regulations, and any changes that result in delay or more stringent and costly waste handling, disposal and clean-up requirements for the oil and gas industry could have a significant impact on our operating costs. We believe that we substantially comply with all current applicable environmental laws and regulations and that our continued compliance with existing requirements will not have a material adverse impact on our financial condition and results of operations. However, we cannot predict the passage of or quantify the potential impact of more stringent future laws and regulations at this time. For the year ended December 31, 2005, we did not incur any material capital expenditures for remediation or retrofit of pollution control equipment at any of our facilities.

The environmental laws and regulations which could have a material impact on the oil and natural gas exploration and production industry are as follows:

National Environmental Policy Act. Oil and natural gas exploration and production activities on federal lands are subject to the National Environmental Policy Act, or NEPA. NEPA requires federal agencies, including the Department of Interior, to evaluate major agency actions having the potential to significantly impact the environment. In the course of such evaluations, an agency will have an environmental assessment, or EA, prepared that assesses the potential direct, indirect and cumulative impacts of a proposed project. If impacts are considered significant, the agency will prepare a more detailed environmental impact study, or EIS, that may be made available for public review and comment. All of our current exploration and production activities, as well as proposed exploration and development plans, on federal lands require governmental permits that are subject to the requirements of NEPA. This process has the potential to delay the development of oil and natural gas projects. Authorizations under NEPA also are subject to protest, appeal or litigation, which can delay or halt projects.

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

We believe that we are in substantial compliance with the requirements of RCRA and related state and local laws and regulations, and that we held all necessary and up-to-date permits, registrations and other authorizations to the extent that our operations require them under such laws and regulations. Although we believe that the current costs of managing our wastes as they are presently classified are reflected in our budget, any legislative or regulatory reclassification of oil and natural gas exploration and production wastes could increase our costs to manage and dispose of such wastes.

Comprehensive Environmental Response, Compensation and Liability Act. The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), also known as the “superfund” law, imposes joint and several liability, without regard to fault or legality of conduct, on classes of persons who are considered to be responsible for the release of a “hazardous substance” into the environment. These persons include the owner or operator of the disposal site, or site where the release occurred and companies that disposed or arranged for the disposal of the hazardous substance. Under CERCLA, such persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. In addition, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. In the course of our operations, we use materials that, if released, would be subject to CERCLA. Therefore, governmental agencies or third parties may seek to hold us responsible under CERCLA for all or part of the costs to clean up sites at which such “hazardous substances” have been deposited.

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

Air Emissions. The Federal Clean Air Act, and associated state laws and regulations, regulate emissions of various air pollutants through the issuance of permits and the imposition of other requirements. In addition, EPA has developed, and continues to develop, stringent regulations governing emissions of toxic air pollutants at specified sources. Some of our new facilities will be required to obtain permits before work can begin, and existing facilities may be required to incur capital costs in order to remain in compliance. These regulations may increase the costs of compliance for some facilities we own or operate, and federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with air permits or other requirements of the federal Clean Air Act and associated state laws and regulations. We believe that we are in substantial compliance with all air emissions regulations and that we hold all necessary and valid construction and operating permits for our operations. Obtaining permits has the potential to delay the development of oil and natural gas projects.

Other Laws and Regulation. The Kyoto Protocol to the United Nations Framework Convention on Climate Change went into effect in February 2005 and requires all industrialized nations that ratified the Protocol to reduce or limit greenhouse gas emissions to a specified level by 2012. The United States has not ratified the Protocol, and the U.S. Congress has resisted recent proposed legislation directed at reducing greenhouse gas emissions. However, there is increasing public pressure from environmental groups and some Northeastern and West Coast states for the United States to develop a national program for regulating greenhouse gas emissions, and several states have already adopted regulations or announced initiatives focused on decreasing or stabilizing greenhouse gas emissions associated with industrial activity, primarily carbon dioxide emissions from power plants. The oil and natural gas exploration and production industry is a direct source of certain greenhouse gas emissions, namely carbon dioxide and methane, and future restrictions on the combustion of fossil fuels or the venting of natural gas could impact our future operations. Our operations are not adversely impacted by current state and local climate change initiatives and, at this time, it is not possible to accurately estimate how potential future laws or regulations addressing greenhouse gas emissions would impact our business.

Legislation continues to be introduced in Congress, and development of regulations continues in the Department of Homeland Security and other agencies, concerning the security of industrial facilities, including oil and natural gas facilities. Our operations may be subject to such laws and regulations. Presently, it is not possible to accurately estimate the costs we could incur to comply with any such facility security laws or regulations, but such expenditures could be substantial.

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

FERC also regulates interstate natural gas transportation rates and service conditions, which affects the marketing of natural gas that we produce, as well as the revenues we receive for sales of our natural gas. Commencing in 1985, FERC promulgated a series of orders, regulations and rule makings that significantly fostered competition in the business of transporting and marketing gas. Today, interstate pipeline companies are required to provide nondiscriminatory transportation services to producers, marketers and other shippers, regardless of whether such shippers are affiliated with an interstate pipeline company. FERC’s initiatives have led to the development of a competitive, unregulated, open access market for gas purchases and sales that permits all purchasers of gas to buy gas directly from third-party sellers other than pipelines. However, the natural gas industry historically has been very heavily regulated; therefore, we cannot guarantee that the less stringent regulatory approach recently pursued by FERC and Congress will continue indefinitely into the future nor can we determine what effect, if any, future regulatory changes might have on our natural gas related activities.

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

Native American tribes are subject to various federal statutes and oversight by the Bureau of Indian Affairs. However, each Native American tribe is a sovereign nation and has the right to enforce certain other laws and regulations entirely independent from federal, state and local statutes and regulations, as long as they do not supersede or conflict with such federal statutes. These tribal laws and regulations include various fees, taxes, requirements to employ Native American tribal members, and numerous other conditions that apply to lessees, operators, and contractors conducting operations within the boundaries of a Native American reservation. Further, lessees and operators within a Native American reservation are subject to the Native American tribal court system, unless there is a specific waiver of sovereign immunity by the Native American tribe allowing resolution of disputes between the Native American tribe and those lessees or operators to occur in federal or state court.

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

Employees

As of February 28, 2006, we had 190 full time employees, including 19 geologists and geophysicists, 16 petroleum engineers, and eight land and regulatory professionals. Of our 190 full time employees, 129 work in our Denver office and 61 are in our district and field offices. We also contract for the services of independent consultants involved in land, regulatory, accounting, financial and other disciplines as needed. None of our employees is represented by labor unions or covered by any collective bargaining agreement. We believe that our relations with our employees are satisfactory.

Offices

As of December 31, 2005, we leased approximately 60,533 square feet of office space in Denver, Colorado at 1099 18th Street, where our principal offices are located. The lease for our Denver office expires in March 2011. We also have field offices in or near the Cave Gulch field, which we own, and in Gillette, Wyoming, Parachute, Colorado, and Roosevelt, Utah, which we lease. We believe that our facilities are adequate for our current operations and that additional leased space can be obtained if needed.

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

3C 3-D seismic. A three dimensional seismic survey employing three-component geophones. These multi-component geophones record three orthogonal components of ground motion and provide information about shear waves that are unobtainable by conventional 3-D seismic surveys.

3-D seismic. Acoustical reflection data that depict the subsurface strata in three dimensions. 3-D seismic typically provides a more detailed and accurate interpretation of the subsurface strata than 2-D, or two-dimensional, seismic.

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

Environmental Impact Statement (EIS). An environmental impact statement, a more detailed study that can be required pursuant to federal law of the potential direct, indirect and cumulative impacts of a project that may be made available for public review and comment.

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

Identified drilling locations. Total gross locations specifically identified and scheduled by management as an estimation of the Company’s multi-year drilling activities on existing acreage. The Company’s actual drilling activities may change depending on the availability of capital, regulatory approvals, seasonal restrictions, natural gas and oil prices, costs, drilling results and other factors.

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

Net revenue interest. An owner’s interest in the revenues of a well after deducting proceeds allocated to royalty and overriding interests.

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

Standardized Measure. The present value of estimated future cash inflows from proved natural gas and oil reserves, less future development and production costs and future income tax expenses, using prices and costs as of the date of estimation without future escalation, without giving effect to hedging activities, non-property related expenses such as general and administrative expenses, debt service and depreciation, depletion and amortization, and discounted using an annual discount rate of 10% to reflect timing of future cash flows.

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

Item 1A.	Risk Factors

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

•	the domestic and foreign supply of oil and natural gas;

•	the price of foreign imports;

•	overall domestic and global economic conditions;

•	political and economic conditions in oil producing countries, including the Middle East and South America;

•	the ability of members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls;

•	the level of consumer product demand;

•	weather conditions;

•	technological advances affecting energy consumption;

•	domestic and foreign governmental regulations;

•	proximity and capacity of oil and gas pipelines and other transportation facilities;

•	the price and availability of alternative fuels; and

•	variations between product prices at sales points and applicable index prices.

Lower oil and natural gas prices may not only decrease our revenues on a per unit basis, but also may reduce the amount of oil and natural gas that we can produce economically. This may result in our having to make substantial downward adjustments to our estimated proved reserves. If this occurs or if our estimates of development costs increase, production data factors change or our exploration or development results deteriorate, successful efforts accounting rules may require us to write down, as a non-cash charge to earnings, the carrying value of our oil and natural gas properties for impairments. We are required to perform impairment tests on our assets whenever events or changes in circumstances lead to a reduction of the estimated useful life or estimated future cash flows that would indicate that the carry amount may not be recoverable or whenever management’s plans change with respect to those assets. We may incur impairment charges in the future, which could have a material adverse effect on our results of operations in the period taken.

Our business is difficult to evaluate because we have a limited operating history.

In considering whether to invest in our common stock, you should consider that there is only limited historical financial and operating information available on which to base your evaluation of our performance. We were formed in January 2002 and, as a result, we have a limited operating history.

We have incurred losses from operations for various periods since our inception and may do so in the future.

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

No one can measure underground accumulations of oil and natural gas in an exact way. Oil and natural gas reserve engineering requires subjective estimates of underground accumulations of oil and natural gas and assumptions concerning future oil and natural gas prices, production levels, and operating and development costs. As a result, estimated quantities of proved reserves and projections of future production rates and the timing of development expenditures may be incorrect. We prepare our own estimates of proved reserves, which are reviewed by independent petroleum engineers. Over time, our internal engineers may make material changes to reserve estimates taking into account the results of actual drilling, testing, and production. Also, we make certain assumptions regarding future oil and natural gas prices, production levels, and operating and development costs that may prove incorrect. Any significant variance from these assumptions to actual figures could greatly affect our estimates of reserves, the economically recoverable quantities of oil and natural gas attributable to any particular group of properties, the classifications of reserves based on risk of recovery, and estimates of the future net cash flows. Some of our reserve estimates are made without the benefit of a lengthy production history, which are less reliable than estimates based on a lengthy production history. At year end 2003, we revised our proved reserves downward from our 2002 reserve report by approximately 41 Bcfe. The majority of the downward revision was due to reclassifying deep proved undeveloped reserves and reevaluating the economic potential of behind pipe reserves in the Wind River Basin as a result of a periodic review of our reserves and reserve evaluation methodologies and an analysis of the results of our recompletion program. At year end 2004, we revised our proved reserves downward from our 2003 reserve report by approximately 32 Bcfe. The downward revision was primarily the result of infill drilling in depleted sands in the Wind River Basin and greater pressure depletion than expected in two areas in the Powder River Basin. At year end 2005, we revised our proved reserves downward from our 2004 reserve report by approximately 24.7 Bcfe, primarily as a result of a reduction in proved undeveloped reserves in the Piceance Basin due to the use of completion techniques performed from January through September 2005 that yielded results lower than our expectations at year end 2004. During 2005, reviews of proved oil and gas properties in the Wind River Basin indicated a decline in the recoverability of their carrying value and the need for an impairment in the Cooper Reservoir, Talon and East Madden fields in the total amount of $42.7 million. Numerous changes over time to the assumptions on which our reserve estimates are based, as described above, often result in the actual quantities of oil and gas we ultimately recover being different from our reserve estimates.

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

Our independent engineers perform a well-by-well review of all of our properties and of our estimates of proved reserves, but the review report they issue to us only addresses the total amount of our estimates for the sum of all properties covered by our reserve report. These review reports do not state the degree of their concurrence with the accuracy of our estimate for the proved reserves attributable to our interest in any specific basin, property or well, although this information is generated by the independent engineers as a basis for their review report. In the case of the properties reviewed by each of the two independent engineers, our estimates of proved reserves at December 31, 2005 in the aggregate were 8.1% above those of Ryder Scott Company, L.P. and at December 31, 2005 in the aggregate were 7.6% above Netherland, Sewell & Associates, Inc.

Unless we replace our oil and natural gas reserves, our reserves and production will decline, which would adversely affect our business, financial condition and results of operations.

Producing oil and natural gas reservoirs generally are characterized by declining production rates that vary depending upon reservoir characteristics and other factors. Because total estimated proved reserves include our proved undeveloped reserves at December 31, 2005, production will decline even if those proved undeveloped reserves are developed and the wells produce as expected. The rate of decline will change if production from our existing wells declines in a different manner than we have estimated and can change under other circumstances. Thus, our future oil and natural gas reserves and production and, therefore, our cash flow and income are highly dependent on our success in efficiently developing and exploiting our current reserves and economically finding or acquiring additional recoverable reserves. We may not be able to develop, find or acquire additional reserves to replace our current and future production at acceptable costs.

Prospects that we decide to drill may not yield natural gas or oil in commercially viable quantities.

We describe some of our current prospects and our plans to explore those prospects in this prospectus. A prospect is a property on which we have identified what our geoscientists believe, based on available seismic and geological information, to be indications of natural gas or oil. Our prospects are in various stages of evaluation, ranging from a prospect that is ready to drill to a prospect that will require substantial additional seismic data processing and interpretation. However, the use of seismic data and other technologies and the study of producing fields in the same area will not enable us to know conclusively prior to drilling and testing whether natural gas or oil will be present or, if present, whether natural gas or oil will be present in sufficient quantities to recover drilling or completion costs or to be economically viable. From inception through December 31, 2005, we participated in drilling a total of 797 gross wells, of which 26 have been identified as dry holes. If we drill additional wells that we identify as dry holes in our current and future prospects, our drilling success rate may decline and materially harm our business. In sum, the cost of drilling, completing and operating any wells is often uncertain and new wells may not be productive.

Certain of our leases in the Powder River Basin are in areas that have been partially depleted or drained by offset wells.

The Powder River Basin represented a significant part of our drilling program and production in 2005. Our development operations are conducted in seven project areas in this basin. In the Powder River Basin, nearly all of our operations are in coalbed methane plays, and our key project areas are located in areas that have been the most active drilling areas in the Rocky Mountain region. As a result, many of our leases are in areas that have already been partially depleted or drained by earlier offset drilling. This may inhibit our ability to find economically recoverable quantities of natural gas in these areas.

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

Even when properly used and interpreted, 2-D and 3-D seismic data and visualization techniques are only tools used to assist geoscientists in identifying subsurface structures and hydrocarbon indicators and do not enable geoscientists to know whether hydrocarbons are, in fact, present in those structures. The Company is employing 3C 3-D seismic technology to certain of its projects. The implementation and practical use of 3C 3-D seismic technology is relatively new, unproven and unconventional, which can lessen its effectiveness, at least in the near term, and increases its cost. In addition, the use of 3-D seismic and other advanced technologies requires greater predrilling expenditures than traditional drilling strategies, and we could incur losses as a result of such expenditures. As a result, our drilling activities may not be successful or economical and our overall drilling success rate or our drilling success rate for activities in a particular area could decline.

We often gather 3-D seismic over large areas. Our interpretation of seismic data delineates those portions of an area that we believe are desirable for drilling. Therefore, we may chose not to acquire option or lease rights prior to acquiring seismic data and, in many cases, we may identify hydrocarbon indicators before seeking option or lease rights in the location. If we are not able to lease those locations on acceptable terms, it would result in our having made substantial expenditures to acquire and analyze 3-D data without having an opportunity to attempt to benefit from those expenditures.

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

Our drilling activities are subject to many risks, including the risk that we will not discover commercially productive reservoirs. Drilling for oil and natural gas can be unprofitable, not only from dry holes, but from productive wells that do not produce sufficient revenues to return a profit. In addition, our drilling and producing operations may be curtailed, delayed or canceled as a result of other factors, including:

•	unusual or unexpected geological formations;

•	pressures;

•	fires;

•	blowouts;

•	loss of drilling fluid circulation;

•	title problems;

•	facility or equipment malfunctions;

•	unexpected operational events;

•	shortages or delivery delays of equipment and services;

•	compliance with environmental and other governmental requirements and related lawsuits; and

•	adverse weather conditions.

Additionally, the coal beds in the Powder River Basin from which we produce methane gas frequently contain water, which may hamper our ability to produce gas in commercial quantities. The amount of coalbed methane that can be commercially produced depends upon the coal quality, the original gas content of the coal seam, the thickness of the seam, the reservoir pressure, the rate at which gas is released from the coal, and the existence of any natural fractures through which the gas can flow to the well bore. However, coal beds frequently contain water that must be removed in order for the gas to detach from the coal and flow to the well bore. The average life of a coal bed well is only five to six years. Our ability to remove and economically dispose of sufficient quantities of water from the coal seam will determine whether or not we can produce coalbed methane in commercial quantities.

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

If our revenues or the borrowing base under our revolving credit facility decreases as a result of lower oil and natural gas prices, operating difficulties, declines in reserves or for any other reason, we may have limited ability to obtain the capital necessary to sustain our operations at current levels. We may, from time to time, need to seek additional financing. Our revolving credit facility restricts our ability to obtain new financing. There can be no assurance as to the availability or terms of any additional financing.

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

Our exploration, development, production and marketing operations are regulated extensively at the federal, state and local levels. In addition, a portion of our leases in the Uinta basin are, and some of our future leases may be, regulated by Native American tribes. Under these laws and regulations, we could be held liable for personal injuries, property damage (including site clean-up and restoration costs), and other damages. Failure to comply with these laws and regulations may also result in the suspension or termination of our operations and subject us to administrative, civil and criminal penalties, including the assessment of natural resource damages. Environmental and other governmental laws and regulations also increase the costs to plan, design, drill, install, operate and abandon oil and natural gas wells. Moreover, public interest in environmental protection has increased in recent years, and environmental organizations have opposed, with some success, certain drilling projects.

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

In August 2004, the Tenth Circuit Court of Appeals in Pennaco Energy, Inc. v. United States Department of the Interior, upheld a decision by the Interior Board of Land Appeals that the Department of the Interior’s Bureau of Land Management (BLM) failed to fully comply with the National Environmental Policy Act (NEPA) in granting certain federal leases in the Powder River Basin to Pennaco Energy, Inc. for coalbed methane development. Other recent decisions in the federal district court in Montana have also held that BLM failed to comply with NEPA when considering coalbed methane development in the Powder River Basin. While these recent decisions have not had a material direct impact on our current operations or planned exploration and development activities, future litigation and/or agency responses to such litigation could materially impact our ability to obtain required regulatory approvals to conduct operations in the Powder River Basin.

Part of the regulatory environment in which we operate includes, in some cases, federal requirements for performing or preparing environmental assessments, environmental impact studies and/or plans of development before commencing exploration and production activities. In addition, our activities are subject to the regulation by oil and natural gas-producing states and Native American tribes of conservation practices and protection of correlative rights. These regulations affect our operations and limit the quantity of oil and natural gas we may produce and sell. A major risk inherent in our drilling plans is the need to obtain drilling permits from state, local and Native American tribal authorities. Delays in obtaining regulatory approvals or drilling permits, the failure to obtain a drilling permit for a well or the receipt of a permit with excessive conditions or costs could have a material adverse effect on our ability to explore on or develop our properties. Additionally, the oil and natural gas regulatory environment could change in ways that might substantially increase the financial and managerial costs to comply with the requirements of these laws and regulations and, consequently, adversely affect our profitability. Furthermore, we may be put at a competitive disadvantage to larger companies in our industry that can spread these additional costs over a greater number of wells and larger operating area. See “Items 1 and 2. Business and Properties—Business—Operations—Environmental Matters and Regulation” and “Items 1 and 2. Business and Properties—Business—Operations—Other Regulation of the Oil and Gas Industry” for a description of the laws and regulations that affect us.

Substantially all of our producing properties are located in the Rocky Mountains, making us vulnerable to risks associated with operating in one major geographic area.

Our operations are focused on the Rocky Mountain region, which means our producing properties are geographically concentrated in that area. In particular, a substantial portion of our proved oil and natural gas reserves are located in the Piceance and Wind River Basins. Approximately 34% of our proved reserves at December 31, 2005 and approximately 19% of our December 2005 production were located in the Piceance Basin and approximately 25% of our proved reserves at December 31, 2005 and approximately 33% of our December 2005 production were located in the Wind River Basin. As a result, we may be disproportionately exposed to the impact of delays or interruptions of production from these wells caused by significant governmental regulation, transportation capacity constraints, curtailment of production or interruption of transportation of natural gas produced from the wells in these basins.

Seasonal weather conditions and lease stipulations adversely affect our ability to conduct drilling activities in some of the areas where we operate.

Oil and natural gas operations in the Rocky Mountains are adversely affected by seasonal weather conditions and lease stipulations designed to protect various wildlife. In certain areas on federal lands, drilling and other oil and natural gas activities can only be conducted during limited times of the year. This limits our ability to operate in those areas and can intensify competition during those times for drilling rigs, oil field equipment, services, supplies and qualified personnel, which may lead to periodic shortages. These constraints and the resulting shortages or high costs could delay our operations and materially increase our operating and capital costs. For example, we encountered limitations on our activities in the West Tavaputs area of the Uinta Basin earlier than expected in the fourth quarter of 2004, which prevented us from completing wells. In addition, our costs increased due to removal of a drilling rig, incurrence of expenses reinstalling that rig and additional mobilization costs when the winter stipulations ended in the spring of 2005.

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

We depend on the performance of our executive officers and other key employees. The loss of any member of our senior management or other key employees could negatively impact our ability to execute our strategy. We do not maintain key person life insurance policies on any of our employees. For a description of our management philosophy, see “Item 10. Directors and Executive Officers of the Registrant—Executive Officers and Other Key Employees—Management Philosophy”.

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

We will depend on our revolving credit facility for a portion of our future capital needs. Our current revolving credit facility restricts, and the amended credit facility we currently are negotiating is expected to restrict, our ability to obtain additional financing, make investments, lease equipment, sell assets and engage in business combinations. We also are, and expect to continue to be, required to comply with certain financial covenants and ratios. Our ability to comply with these restrictions and covenants in the future is uncertain and will be affected by the levels of cash flow from our operations and events or circumstances beyond our control. Our failure to comply with any of the restrictions and covenants under the revolving credit facility could result in a default under those facilities, which could cause all of our existing indebtedness to be immediately due and payable.

Our current revolving credit facility limits, and the amended credit agreement we currently are negotiating is expected to limit, the amounts we can borrow to a borrowing base amount, determined by the lenders in their sole discretion, based upon projected revenues from the oil and natural gas properties securing our loan. The lenders can unilaterally adjust the borrowing base and the borrowings permitted to be outstanding under the revolving credit facility. Any increase in the borrowing base requires the consent of the lenders holding 75% of the commitments. If the required lenders do not agree on an increase, then the borrowing base will be the lowest borrowing base acceptable to the required number of lenders. Outstanding borrowings in excess of the borrowing base must be repaid immediately, or we must pledge other oil and natural gas properties as additional collateral. We do not currently have any substantial unpledged properties, and we may not have the financial resources in the future to make any mandatory principal prepayments required under the revolving credit facility.

Risks Related to Our Common Stock

Our stock price and trading volume may be volatile, which could result in losses for our stockholders.

The equity trading markets may experience periods of volatility, which could result in highly variable and unpredictable pricing of equity securities. The market price of our common stock could change in ways that may or may not be related to our business, our industry or our operating performance and financial condition. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our common stock include:

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

Many of these factors are beyond our control, and we cannot predict their potential effects on the price of our common stock. If the market price of our common stock declines significantly, you may be unable to resell your shares of common stock at or above the public offering price. We cannot assure you that the market price of our common stock will not fluctuate or decline significantly, including a decline below the public offering price, in the future. In addition, the stock markets in general can experience considerable price and volume fluctuations.

Future sales of our common stock may cause our stock price to decline.

Sales of substantial amounts of our common stock in the public market, including the shares offered by the selling stockholders pursuant to this prospectus, or the perception that these sales may occur, could cause the market price of our common stock to decline. In addition, the sale of these shares could impair our ability to raise capital through the sale of additional common or preferred stock.

As of February 28, 2006, we had 43,837,395 shares of common stock outstanding, excluding stock options. All of the 14,950,000 shares sold in our initial public offering in December 2004, other than shares purchased by our affiliates, are freely tradable. In addition, the remaining outstanding shares are either freely tradable or may be sold in accordance with the provisions of Rule 144. Certain of our stockholders have contractual rights to cause us to register the resale of up to 14,332,836 of these shares. This registration may be accomplished quickly by filing prospectus supplements under our currently effective shelf registration statement. The resale of a large number of shares could cause our stock price to decline.

Provisions in our certificate of incorporation and bylaws and Delaware law make it more difficult to effect a change in control of the company, which could adversely affect the price of our common stock.

Delaware corporate law and our certificate of incorporation and bylaws contain provisions that could delay, defer or prevent a change in control of us or our management. These provisions include:

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

Warburg Pincus Private Equity VIII, L.P. and entities affiliated with The Goldman Sachs Group, Inc. (each an “institutional investor”) beneficially own approximately 23.0% and 6.3%, respectively, of our outstanding common stock. Additional stockholders beneficially own 7.4% and 9.9% of our outstanding common stock. Accordingly, these stockholders may be able to control the outcome of stockholder votes, including votes concerning the election of directors, the adoption or amendment of provisions in our certificate of incorporation or bylaws and the approval of mergers and other significant corporate transactions. This concentrated ownership makes it less likely that any other holder or group of holders of common stock will be able to affect the way we are managed or the direction of our business. These factors also may delay or prevent a change in our management or voting control. In addition, one of our directors is affiliated with Warburg Pincus Private Equity VIII, L.P. and another director is affiliated with The Goldman Sachs Group, Inc.

Furthermore, conflicts of interest could arise in the future between us, on the one hand, and our institutional investors, on the other hand, concerning among other things, potential competitive business activities or business opportunities. None of the institutional investors is restricted from competitive oil and natural gas exploration and production activities or investments, and our certificate of incorporation contains a provision that permits the institutional investors to participate in transactions relating to the acquisition, development and exploitation of oil and natural gas reserves without making such opportunities available to us.

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

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities Market for Registrant’s Common Equity.

Our Common Stock is listed on the New York Stock Exchange under the symbol “BBG”.

The range of high and low sales prices for our Common Stock for the period from December 10, 2004 when trading of our Common Stock commenced on the New York Stock Exchange through December 31, 2005, as reported by the NYSE, is as follows:

	High	Low
2004
Fourth Quarter (from December 10, 2004 through December 31, 2004)	$35.00	$27.49
2005
First Quarter	$33.00	$26.00
Second Quarter	32.30	25.90
Third Quarter	39.39	28.89
Fourth Quarter	42.59	30.19

On February 28, 2006, the closing sales price for the Common Stock as reported by the NYSE was $33.12 per share.

Holders. On February 28, 2006, the number of holders of record of common stock was 192.

Dividends. We have not paid any cash dividends since our inception. We anticipate that all earnings will be retained for the development of our business and that no cash dividends will be paid on our Common Stock in the foreseeable future.

Item 6.	Selected Financial Data

The following table presents selected historical financial data of the Company for the period from January 7, 2002 (inception) through December 31, 2002 and the years ended December 31, 2003, 2004, and 2005. Future results may differ substantially from historical results because of changes in oil and gas prices, production increases or declines and other factors. This information should be read in conjunction with the financial statements and notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, presented elsewhere in this Annual Report on Form 10-K.

Selected Historical Information for Bill Barrett Corporation

The consolidated income statement information for the years ended December 31, 2003, 2004, and 2005 and the balance sheet information as of December 31, 2004 and 2005 are derived from our audited financial statements included elsewhere in this report. The income statement information for the period from January 7, 2002 (inception) through December 31, 2002 and the balance sheet information at December 31, 2002 and 2003 is derived from audited financial statements that are not included in this report.

	Period from January 7, 2002 (inception) through December 31, 2002	Year Ended December 31,
		2003	2004	2005
	(in thousands, except per share data)
Statement of Operations Data:
Production revenues(1)	$16,007	$75,252	$165,843	$284,406
Other revenues	74	184	4,137	4,353
Operating expenses:
Lease operating expense	2,231	8,462	14,592	19,585
Gathering and transportation expense	229	3,646	5,968	11,950
Production tax expense	2,021	9,815	20,087	33,465
Exploration expense	1,592	3,655	12,661	10,930
Impairment, dry hole costs and abandonment expense	—	4,274	24,011	55,353
Depreciation, depletion and amortization	9,162	30,724	68,202	89,499
General and administrative	5,476	14,213	18,061	24,540
Non-cash stock-based compensation expense	1,322	3,637	3,031	3,212

Total operating expenses	22,033	78,426	166,613	248,534

Operating (loss) income	(5,952)	(2,990)	3,367	40,225
Other income (expense):
Interest income	303	123	437	1,977
Interest expense	(65)	(1,431)	(9,945)	(3,175)
Loss on sale of securities	(1,465)	—	—	—

Total other expense	(1,227)	(1,308)	(9,508)	(1,198)

Income (loss) before income taxes	(7,179)	(4,298)	(6,141)	39,027
Provision for (benefit from) income taxes	(2,164)	(320)	(875)	15,222

Income (loss) from continuing operations	(5,015)	(3,978)	(5,266)	23,805
Income from discontinued operations (net of taxes)	27	—	—	—

Net income (loss)	(4,988)	(3,978)	(5,266)	23,805
Less deemed dividends on preferred stock	—	—	(36,343)	—
Less cumulative dividends on preferred stock	(4,430)	(12,682)	(18,633)	—

Net income (loss) attributable to common stockholders	$(9,418)	$(16,660)	$(60,242)	$23,805

Income (loss) per common share(2):
Basic	$(18.02)	$(19.38)	$(15.40)	$0.55
Diluted	$(18.02)	$(19.38)	$(15.40)	$0.55
Weighted average number of common shares outstanding, basic(3)	522.7	859.4	3,912.3	43,238.3
Weighted average number of common shares outstanding, diluted	522.7	859.4	3,912.3	43,439.6

	Period from January 7, 2002 (inception) through December 31, 2002	Year Ended December 31,
		2003	2004	2005
	(in thousands)
Selected Cash Flow and Other Financial Data:
Net income (loss)	$(4,988)	$(3,978)	$(5,266)	$23,805
Depreciation, depletion, impairment and amortization	9,162	30,724	68,202	89,499
Other non-cash items	672	7,786	26,887	71,168
Change in assets and liabilities	(967)	(659)	(2,941)	(202)

Net cash provided by operating activities	$3,879	$33,873	$86,882	184,270

Capital expenditures(4)	$166,893	$186,327	$347,520 (5)	$347,427 (5)

(1)	Revenues are net of effects of hedging transactions.
(2)	All per share information has been adjusted to reflect the 1-for-4.658 reverse common stock split effected upon the completion of our IPO in December 2004.

(3)	The weighted average number of common shares outstanding used in the loss per share calculation are computed pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 128 Earnings Per Share. The weighted average common shares outstanding for the year ended December 31, 2004 does not include the 6,594,725 Series A or the 51,951,418 Series B preferred stock that were converted into a total of 26,387,679 common shares until the completion of our IPO in December 2004.
(4)	Excludes future reclamation liability accruals of $1.0 million, $2.9 million, $7.1 million, and $10.7 million in 2002, 2003, 2004, and 2005, respectively, and includes exploration, dry hole and abandonment costs, which are expensed under successful efforts accounting, of $1.6 million, $6.1 million, $36.2 million, and $23.6 million in 2002, 2003, 2004, 2005, respectively. Also includes furniture, fixtures and equipment costs of $1.1 million in 2002, $1.8 million in 2003, $2.1 million in 2004, and $2.6 million in 2005.
(5)	Not deducted from the amount is $8.8 million and $13.8 million of proceeds received principally from the sale of interests in oil and gas properties during the years ended December 31, 2004 and 2005, respectively.

	As of December 31,
	2002	2003	2004	2005
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$5,713	$16,034	$99,926	$68,282
Other current assets	7,246	19,613	37,964	73,036
Oil and natural gas properties, net of accumulated depreciation, depletion and amortization	156,372	307,920	549,182	737,992
Other property and equipment, net of depreciation	896	1,539	2,983	7,956
Other assets	2,465	2,663	6,103	1,679

Total assets	$172,692	$347,769	$696,158	$888,945

Current liabilities	$10,873	$46,156	$62,106	$132,798
Long-term debt	36,900	58,900	—	86,000
Other long-term liabilities	1,117	4,387	14,320	39,364
Stockholders’ equity	123,802	238,326	619,732	630,783

Total liabilities and stockholders’ equity	$172,692	$347,769	$696,158	$888,945

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis should be read in conjunction with the “Selected Financial Data” and the accompanying financial statements and related notes included elsewhere herein. The following discussion contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, market prices for natural gas and oil, economic and competitive conditions, regulatory changes, estimates of proved reserves, potential failure to achieve production from development projects, capital expenditures and other uncertainties, as well as those factors discussed below and elsewhere in this Annual Report on Form 10-K, particularly in “Item 1A. Risk Factors” and the “Cautionary Note Regarding Forward-Looking Statements” subsection of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section, all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur.

Overview

We explore for and develop oil and natural gas in the Rocky Mountain region of the United States. On December 15, 2004, we completed our initial public offering in which we received net proceeds of $347 million after deducting underwriting fees and other offering costs.

We intend to increase stockholder value by profitably growing reserves and production, primarily through drilling operations. We seek high quality exploration and development projects with potential for providing long- term drilling inventories that generate high returns. Substantially all of our revenues are generated through the sale of natural gas and oil production under either short-term contracts or spot gas purchase contracts at market prices. Approximately 93% of our December 2005 production was natural gas.

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

Our acquisitions were financed with a combination of funding from our private equity stock investments, our bank line of credit, cash flow from operations and, in the case of the Piceance Basin properties, a bridge loan that was repaid in December 2004 with a portion of the proceeds of our initial public offering. The March 2002 purchase of properties in the Wind River Basin included core properties in the Cave Gulch and Wallace Creek fields. The April 2002 acquisition in the Uinta Basin included the West Tavaputs project area. The December 2002 acquisition included the Cooper Reservoir field, properties in the Powder River Basin and oil properties in the Williston Basin, along with other properties that were not deemed core to our business operations (approximately 20% of the acquisition) and that were sold in 2003. The September 2004 acquisition included the Gibson Gulch field in the Piceance Basin. Our 2003 and 2004 activities include development drilling and exploration in each of these areas. Our activities are now focused on evaluating and developing our asset base, increasing our acreage positions, and evaluating potential acquisitions.

As of December 31, 2005, we had 341 Bcfe of estimated net proved reserves with a Standardized Measure of $782 million. As of December 31, 2004, we had 292 Bcfe of estimated net proved reserves with a Standardized Measure of $466 million, while at December 31, 2003, we had 204 Bcfe of estimated net proved reserves with a Standardized Measure of $405 million.

Our finding and development costs over the relatively short period of our existence have been high relative to other operators, particularly those with later stage development activities in the Rockies, and we expect that trend to continue at least through 2006 and until we have a higher proportion of later stage development activities. We anticipate that, as we conduct further development, we will be able to leverage existing infrastructure and achieve economies from improved production recovery experience and infill drilling development. Although we cannot provide assurance, we anticipate that, in the long term, our future finding and development costs will be more competitive with the industry broadly and with Rockies operators, in particular.

The average sales prices received for natural gas in all our core areas rose sharply in 2003, 2004, and 2005 compared to prior periods. Before the effect of hedging contracts, the average price we received for natural gas in 2003 was $4.51 per Mcf compared to $2.39 per Mcf in 2002. Before the effects of hedging contracts, the average price we received for oil was $28.85 per Bbl in 2003 compared to $25.39 per Bbl in 2002. Before the effect of hedging contracts, the average price we received for natural gas and oil in 2004 was $5.53 per Mcf and $39.49 per Bbl, respectively. During the year ended December 31, 2005, before the effects of hedging contracts, the average price we received for natural gas was $7.73 per Mcf and the average price we received for oil was $53.69 per Bbl.

Higher oil and natural gas prices have led to higher demand for drilling rigs, operating personnel and field supplies and services, and have caused increases in the costs of those goods and services. To date, the higher sales prices for natural gas and oil have more than offset the higher field costs. Given the inherent volatility of oil and natural gas prices that are influenced by many factors beyond our control, we plan our activities and budget based on conservative sales price assumptions, which generally are lower than the average sales prices received in 2005. We focus our efforts on increasing natural gas reserves and production while controlling costs at a level that is appropriate for long-term operations. Our future earnings and cash flows are dependent on our ability to manage our overall cost structure to a level that allows for profitable production.

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

Results of Operations

The following table sets forth selected operating data for the periods indicated:

			2003 to 2004 Increase (Decrease)			2004 to 2005 Increase (Decrease)
	Year Ended December 31, 2003	Year Ended December 31, 2004	Amount	Percent	Year Ended December 31, 2005	Amount	Percent
	(in thousands)
Operating Results:
Revenues
Oil and gas production	$75,252	$165,843	$90,591	120%	$284,406	$118,563	71%
Other income	184	4,137	3,953	2,148%	4,353	216	5%
Operating Expenses
Lease operating expense	8,462	14,592	6,130	72%	19,585	4,993	34%
Gathering and transportation expense	3,646	5,968	2,322	64%	11,950	5,982	100%
Production tax expense	9,815	20,087	10,272	105%	33,465	13,378	67%
Exploration expense	3,655	12,661	9,006	246%	10,930	(1,731)	(14%)
Impairment, dry hole costs and abandonment expense	4,274	24,011	(19,737)	(462%)	55,353	31,342	131%
Depreciation, depletion and amortization	30,724	68,202	37,478	122%	89,499	21,297	31%
General and administrative	14,213	18,061	3,848	27%	24,540	6,479	36%
Non-cash stock-based compensation expense	3,637	3,031	(606)	(17%)	3,212	181	6%

Total operating expenses	$78,426	$166,613	$88,187	112%	$248,534	$81,921	49%

Production Data:
Natural gas (MMcf)	16,315	28,864	12,549	77%	36,287	7,423	26%
Oil (MBbls)	328	474	146	45%	523	49	10%
Combined volumes (MMcfe)	18,283	31,708	13,426	73%	39,425	7,716	24%
Daily combined volumes (Mmcfe/d)	50	87	37	74%	108	21	24%
Average Prices (1):
Natural gas (per Mcf)	$4.03	$5.10	$1.07	27%	$7.16	$2.06	40%
Oil (per Bbl)	28.85	39.49	10.64	37%	46.68	7.19	18%
Combined (per Mcfe)	4.12	5.23	1.11	27%	7.21	1.98	38%
Average Costs (per Mcfe):
Lease operating expense	$0.46	$0.46	$0.00	0%	$0.50	$0.04	9%
Gathering and transportation expense	0.20	0.19	(0.01)	(5%)	0.30	0.11	58%
Production tax expense	0.54	0.63	0.09	17%	0.85	0.22	35%
Depreciation, depletion and amortization	1.68	2.15	0.47	28%	2.27	0.12	6%
General and administrative	0.78	0.57	(0.21)	(27%)	0.62	0.07	13%

(1)	Average prices shown in the table are net of the effects of hedging transactions. As a result of hedging transactions, natural gas and oil production revenues were reduced by $7.7 million, $12.4 million and $24.3 million for the years ended December 31, 2003, 2004, and 2005, respectively. Before the effect of hedging contracts, the average price we received for natural gas in 2005 was $7.73 per Mcf compared with $5.53 per Mcf in 2004 and $4.51 per Mcf in 2003.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Production Revenues. Production revenues increased from $165.8 million for the year ended December 31, 2004 to $284.4 million for the year ended December 31, 2005 due to both an increase in production and increases in natural gas and oil prices. Price increases added approximately $62.8 million of production revenues, and production increases from the development of existing properties added approximately $55.8 million of production revenues. Significant decreases in product prices would significantly reduce our revenues from existing properties. See “—Quantitative and Qualitative Disclosure about Market Risk”. Other revenues totaled $4.4 million for the year ended December 31, 2005, which were principally gains on disposals of oil and gas properties.

Total production volumes for the 2005 calendar year increased 24% from 2004 with increases in all of the major producing basins with the exception of the Wind River Basin, which showed a decrease of 15% from 2004. Additional information concerning production is in the following table.

	Year Ended December 31,
	2004			2005
	Oil	Natural Gas	Total	Oil	Natural Gas	Total
	(MBbls)	(MMcf)	(MMcfe)	(MBbls)	(MMcf)	(MMcfe)
Wind River Basin	107	17,676	18,318	68	15,157	15,565
Uinta Basin	6	5,295	5,331	8	7,612	7,660
Powder River Basin	—	4,934	4,934	—	8,405	8,405
Williston Basin	329	162	2,136	376	149	2,405
Piceance Basin	5	779	809	45	4,937	5,207
Other	27	18	180	26	27	183

Total	474	28,864	31,708	523	36,287	39,425

The production decrease in the Wind River Basin is due to natural production declines in our Cave Gulch, Cooper Reservoir and Wallace Creek fields that occurred throughout 2005. These natural production declines in the Wind River Basin were partially offset as the result of the exploration success of the Bullfrog Federal 14-18 well, the successful re-stimulation of the Cave Gulch 1-29 well, and of our development activities in the Talon field. Both the Bullfrog Federal 14-18 and the Cave Gulch 1-29 were put on production in late July 2005. The production increase in the Uinta Basin is due to development activities in West Tavaputs along with the exploration success of the Peters Point 6-7D well, which was put on production in October 2005. The production increase in the Powder River Basin reflects the success of our development activities throughout 2005. The production increase in the Williston Basin is principally due to continued exploration and development activities on our properties. The production increase in the Piceance Basin is the result of a full year of production and our development activities on properties we acquired in September 2004.

Hedging Activities. In 2005, we hedged approximately 50% of our natural gas volumes and 49% of our oil volumes, resulting in a reduction in revenues of $24.3 million. In 2004 we hedged approximately 38% of our natural gas volumes, incurring a reduction in revenues of $12.4 million. No oil volumes were hedged in 2004.

Lease Operating Expense and Gathering and Transportation Expense. Our lease operating expense increased slightly to $0.50 per Mcfe in 2005 compared to $0.46 in 2004, while our gathering and transportation expense increased from $0.19 per Mcfe in 2004 to $0.30 per Mcfe in 2005. The slight increase in lease operating expense is primarily the result of equipment rentals and diesel fuel costs associated with a temporary electrical power supply for new wells in the Powder River Basin. The increase in gathering and transportation expense is principally attributable to an increase of $5.4 million for our CBM properties in the Powder River Basin relating to increased third party charges for compressor fuel, processing charges incurred for removal of CO2 in order to meet pipeline specifications, the relative increase in production in the Powder River Basin, which is a higher gathering cost area as compared to our conventional gas areas, and firm transportation fees we commenced incurring in 2005. We have entered into long-term firm transportation contracts on a portion of our production to guarantee capacity on major pipelines to avoid possible production curtailments that may arise due to limited pipeline capacity in the Wind River, Uinta and Powder River Basins.

Production Tax Expense. Total production taxes increased from $20.1 million in 2004 to $33.5 million in 2005 as a result of higher production revenues, which increased primarily due to higher prices received and higher volumes produced in 2005 compared to 2004. Production taxes as a percentage of natural gas and oil sales before hedging adjustments decreased from 11.3% in 2004 to 10.8% in 2005. Production taxes are primarily based on the wellhead values of production and tax rates that vary across the different areas that we operate. As the ratio of our production changes from area to area, our production rate will either increase or decrease depending on the quantities produced from each area and the production tax rates in effect in each individual area. For example, as we continue to develop our acreage position in the Piceance Basin in the State of Colorado, where the production tax rate for the state will approximate 6%, which is lower than our current overall rate, our overall production tax rate will decrease as more volumes are added from this lower tax rate area. Conversely, our overall production tax rate will increase as more volumes are added from higher tax areas such as in the State of Utah.

Exploration Expense. Exploration expense decreased from $12.7 million in 2004 to $10.9 million in 2005. The costs in 2004 include $11.3 million for seismic programs primarily in the DJ, Wind River and Uinta Basins and $1.4 million for delay rentals and other costs. The costs in the 2005 period include $9.4 million for seismic programs principally in the Uinta, Wind River and Big Horn Basins, and Montana Overthrust, and $1.5 million for delay rentals and other costs.

Impairment, Dry Hole Costs and Abandonment Expense. Our impairment, dry hole costs and abandonment expense increased from $24.0 million in 2004 to $55.3 million in 2005. During 2004, impairment expense was $0.5 million, dry hole costs were $23.0 million for exploratory dry holes primarily in the Wind River and Uinta Basins, and abandonment expense was $0.5 million. During 2005, impairment expense was $42.7 million, dry hole costs were $11.1 million for dry holes in the Wind River, Green River, Uinta and Williston Basins, and abandonment expense was $1.5 million. The impairment expense is the result of a $29.5 million impairment charge in the Cooper Reservoir field, $11.3 million impairment charge in the Talon field, and $1.9 million impairment charge in the East Madden field, all of which are located in the Wind River Basin. During the quarter ended June 30, 2005, production from existing and recently drilled infill wells in the Cooper Reservoir field declined more rapidly than anticipated indicating well interference and limited downspacing opportunities. In the Talon and East Madden fields, production from exploratory wells was at a rate that is not economic based on the capital investment.

We account for oil and gas exploration and production activities using the successful efforts method under which we capitalize exploratory well costs until a determination is made as to whether or not the wells have found proved reserves. If proved reserves are not assigned to an exploratory well, the costs of drilling the well are charged to expense, otherwise, the costs remain capitalized and are depleted as production occurs. The following table shows the costs of exploratory wells for which drilling was completed and which are included in unevaluated oil and gas properties as of December 31, 2005 pending determination of whether the wells will be assigned proved reserves. The following table does not include $7.1 million related to exploratory wells in progress for which drilling had not been completed at December 31, 2005:

	Time Elapsed Since Drilling Completed
	0-3 Months	4-6 Months	7-12 Months	> 12 Months	Total
	(in thousands)
Wells for which drilling has completed	$23,182	$19,194	$8,646	$3,418	$54,440

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense was $89.5 million in 2005 compared to $68.2 million in 2004. $16.6 million of the increase was due to the 24% increase in production and $4.7 million was due to an increased DD&A rate for 2005. In 2004, the weighted average DD&A rate was $2.15 per Mcfe compared to $2.27 per Mcfe in 2005. Under successful efforts accounting, depletion expense is separately computed for each producing area. The capital expenditures for proved properties for each area compared to the proved reserves corresponding to each producing area determine a depletion rate for current production. In 2005, the relationship of capital expenditures, proved reserves and production from certain producing areas yielded a higher depletion rate than 2004. Future depletion rates will be adjusted to reflect future capital expenditures and proved reserve changes in specific areas.

General and Administrative Expense. General and administrative expense increased $6.5 million from $18.0 million in 2004 to $24.5 million in 2005. This increase was primarily due to increased personnel required to support our capital program and production levels. As of December 31, 2005, we had 127 full-time employees in our corporate office compared to 101 as of December 31, 2004. On a per unit of production basis, general and administrative expense increased from $0.57 per Mcfe in 2004 to $0.62 per Mcfe in 2005. A significant portion of our general and administrative expense relates to the management of our capital expenditure program. Until our current capital investment levels result in increases in our production levels, we expect general and administrative expense per unit of production to remain at current levels.

Non-cash stock-based compensation expense included in general and administrative expense was $3.0 million in 2004 compared to $3.2 million in 2005. Non-cash stock-based compensation for 2004 is related to the vesting of the restricted common stock issued to management and employees upon formation of the Company, our stock option plans and purchases by employees of Series B convertible preferred stock at less than estimated fair market value. Non-cash stock-based compensation for 2005 is also related to the vesting of the restricted common stock issued to management upon the formation of the Company and our stock option plans, as well as nonvested equity shares of common stock issued to employees in 2005. The increase in expense was due principally to the recognition of compensation cost over the requisite service period for those awards granted in December 2004 and during 2005. The components of non-cash stock-based compensation for 2004 and 2005 are shown in the following table.

	Year Ended December 31,
	2004	2005
	(in thousands)
Restricted common stock	$2,044	$489
Stock options and nonvested equity shares of common stock	705	2,723
Employee purchases of Series B convertible preferred stock	282	—

Total	$3,031	$3,212

Restricted common stock was subject to dual vesting provisions of: (1) one share vesting for every $141.62355 received from investors in Series B Preferred Stock (“dollar vesting”), and (2) 20% vesting upon purchase and an additional 20% vesting each year for four years after purchase (“time vesting”). These restricted shares vest at the later to occur of time vesting and dollar vesting. At December 31, 2005, the restricted common stock was 100% dollar vested and 98.3% time vested. As a result of being 100% dollar vested, no additional stock-based deferred compensation on restricted common stock will be incurred, however, at December 31, 2005, a balance of $0.04 million of deferred compensation remained to be amortized into non-cash stock-based compensation expense through January 2006 as a result of time vesting.

Interest Expense. Interest expense decreased $6.7 million to $3.2 million in 2005 compared to 2004. The decrease was due to higher debt levels in 2004 to fund acquisitions and development activities and a lack of a need to draw on our credit facility until the third quarter of 2005 due to the availability of the proceeds of our IPO in December 2004. The weighted average outstanding balance under our credit facility was $73.7 million for 2004 as compared to $23.4 million for 2005. In addition to increased borrowings under our credit facility in 2004, we borrowed $150 million under a bridge loan on September 1, 2004 to fund the acquisition of our Piceance Basin properties. The bridge loan, as well as the outstanding balance of our credit facility, was repaid in full in December 2004 with proceeds from our initial public offering. The bridge loan was terminated at that time so that it had no outstanding balance and no interest expense for the year ended December 31, 2005. To date, no interest has been capitalized.

Income Tax Expense. Our effective tax rate was 39% in 2005 and 14% in 2004. Our effective tax rate for 2005 and 2004 differs from the statutory rates primarily because of the amount of stock-based compensation expense recorded for financial statement purposes under Accounting Principles Board (“APB”) Opinion No. 25 and SFAS No. 123(R) that is not deductible for income tax purposes. Due to our net income position for the year ended December 31, 2005, these non-deductible permanent differences caused our effective tax rate to be higher than the rate that would have been effective if the costs would have been deductible. For the year ended December 31, 2004, the Company was in a net loss position and the non-deductible stock-based compensation expense caused the net loss to be greater than the net loss upon which income taxes are computed, thereby decreasing our effective tax rate. All of our income tax benefits and provisions to date are deferred. Due to the net operating loss carryforward and tax deductions being created by our drilling activities, we expect that we will not incur cash income tax liabilities for at least the next year.

Net Income (Loss). We generated a net income of $23.8 million in 2005 compared to a net loss of $5.3 million in 2004. The primary reasons for the increase include an increase in total revenues of $118.8 million, an increase in interest income of $1.5 million, a decrease in exploration expense of $1.7 million and a decrease in interest expense of $6.7 million. This was offset by an increase in non-cash impairment, dry hole costs and abandonment expense of $31.3 million, an increase in depreciation, depletion and amortization of $21.3 million, and increase in other operating expenses of $31.0 million and an increase in income tax expense of $16.0 million.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Production Revenues. Production revenues increased from $75.3 million for the year ended December 31, 2003 to $165.8 million for the year ended December 31, 2004 due to both an increase in production and increases in natural gas and oil prices. Price increases added approximately $20.3 million of production revenues, and production increases from the development of existing properties, and to a lesser extent, the Piceance Basin Acquisition Properties, added approximately $70.2 million of production revenues. Significant decreases in product prices would significantly reduce our revenues from existing properties. See “—Quantitative and Qualitative Disclosure about Market Risk”. Other revenues totaled $4.1 million for the year ended December 31, 2004, which were principally gains on disposals of oil and gas properties.

Total production volumes for the 2004 calendar year increased 74% from 2003 with increases in all major producing basins. Additional information concerning production is in the following table.

	Year Ended December 31,
	2003 (1)			2004
	Oil	Natural Gas	Total	Oil	Natural Gas	Total
	(MBbls)	(MMcf)	(MMcfe)	(MBbls)	(MMcf)	(MMcfe)
Wind River Basin	71	12,513	12,939	107	17,676	18,318
Uinta Basin	2	1,355	1,367	6	5,295	5,331
Powder River Basin	—	2,114	2,114	—	4,934	4,934
Williston Basin	216	197	1,493	329	162	2,136
Piceance Basin	—	—	—	5	779	809
Other	39	136	370	27	18	180

Total	328	16,315	18,283	474	28,864	31,708

(1)	Excludes volumes produced related to properties held for sale.

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

Hedging Activities. In 2004, we hedged approximately 38% of our natural gas volumes, which resulted in a reduction in revenues of $12.4 million. No oil volumes were hedged in 2004. In 2003, we hedged approximately 45% of our natural gas volumes, incurring a reduction in revenues of $7.7 million, and in 2003 we hedged approximately 38% of our oil volumes, resulting in an immaterial increase to revenues.

Lease Operating Expense and Gathering and Transportation Expense. Our lease operating expense remained flat at $0.46 per Mcfe in 2004 and 2003, while our gathering and transportation expense decreased from $0.20 per Mcfe in 2003 to $0.19 per Mcfe in 2004. The decrease in gathering and transportation expense was primarily a result of using company owned gathering lines to transport gas in the Wallace Creek field in 2004 instead of outside party facilities that were used in 2003.

Production Tax Expense. Total production taxes increased from $9.8 million in 2003 to $20.1 million in 2004 as a result of higher production revenues, which increased primarily due to higher prices received and higher volumes produced in 2004 compared to 2003. Production taxes as a percentage of natural gas and oil sales before hedging adjustments remained relatively flat at 11.3% in 2004 and 11.8% in 2003. Production taxes are primarily based on the wellhead values of production and tax rates that vary across the different areas that we operate. As the ratio of our production changes from area to area, our production rate will either increase or decrease depending on the quantities produced from each area and the production tax rates in effect in each individual area.

Exploration Expense. Exploration expense increased from $3.7 million in 2003 to $12.7 million in 2004. The costs in the 2003 period include $3.1 million for seismic programs principally in the Wind River, DJ and Uinta Basins, and $0.6 million for delay rentals and other costs. The costs in 2004 include $11.3 million for seismic programs primarily in the DJ, Wind River and Uinta Basins and $1.4 million for delay rentals and other costs.

Impairment, Dry Hole Costs and Abandonment Expense. Our impairment, dry hole costs and abandonment expense increased from $4.3 million in 2003 to $24.0 million in 2004. During 2003, impairment expense was $1.8 million, for a write-down to fair value of undeveloped leasehold costs in southern Montana, dry hole costs were $2.2 million for exploratory dry holes in the Powder River and Uinta Basins and abandonment expense was $0.3 million. During 2004, impairment expense was $0.5 million, dry hole costs were $23.0 million for exploratory dry holes primarily in the Wind River and Uinta Basins and abandonment expense was $0.5 million. We account for oil and gas exploration and production activities using the successful efforts method under which we capitalize exploratory well costs until a determination is made as to whether or not the wells have found proved reserves. If proved reserves are not assigned to an exploratory well, the costs of drilling the well are charged to expense, otherwise, the costs remain capitalized and are depleted as production occurs. The following table shows the costs of exploratory wells for which drilling was completed and which are included in unevaluated oil and gas properties as of December 31, 2004 pending determination of whether the wells will be assigned proved reserves. The following table does not include $4.1 million related to exploratory wells in progress for which drilling had not been completed at December 31, 2004:

	Time Elapsed Since Drilling Completed
	0-3 Months	4-6 Months	7-12 Months	> 12 Months	Total
	(in thousands)
Wells for which drilling has completed	$10,105	$5,158	$570	$—	$15,833

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense was $68.2 million in 2004 compared to $30.7 million in 2003. $22.6 million of the increase was due to the 73% increase in production and $15.5 million was due to an increased DD&A rate for 2004. In 2003, the weighted average DD&A rate was $1.68 per Mcfe compared to $2.15 per Mcfe in 2004. Under successful efforts accounting, depletion expense is separately computed for each producing area. The capital expenditures for proved properties for each area compared to the proved reserves corresponding to each producing area determine a depletion rate for current production. In 2004, the relationship of capital expenditures, proved reserves and production from certain producing areas yielded a higher depletion rate than 2003. Future depletion rates will be adjusted to reflect future capital expenditures and proved reserve changes in specific areas.

General and Administrative Expense. General and administrative expense increased $3.2 million from $17.9 million in 2003 to $21.1 million in 2004. This increase was primarily due to increased personnel required for our capital program and production levels. As of December 31, 2004, we had 101 full-time employees in our corporate office compared to 75 as of December 31, 2003. On a per unit produced basis, general and administrative expense decreased from $0.98 per Mcfe in 2003 to $0.67 per Mcfe in 2004 as production increased at a greater rate than our general and administrative expenses. At our stage of investment activity compared to our production level, a significant portion of our general and administrative expense consists of the personnel and related costs to prudently manage our capital expenditure program. Over time, as our capital expenditure program results in significantly higher production levels, we expect that general and administrative expense per unit of production will continue to decrease.

Non-cash stock-based compensation expense was $3.6 million in 2003 compared to $3.0 million in 2004. Non-cash stock-based compensation for 2003 and 2004 is related to the vesting of the restricted common stock issued to management and employees upon formation of the Company, our stock option plans and purchases by employees of Series B convertible preferred stock at less than estimated fair market value. The decrease in expense was due principally to the 2004 and 2003 vesting events related to our restricted common stock and stock options. The components of non-cash stock-based compensation for 2003 and 2004 are shown in the following table.

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

Interest Expense. Interest expense increased $8.5 million to $9.9 million in 2004 compared to 2003. The increase was due to higher debt levels in 2004 to fund acquisitions and development activities. The weighted average outstanding balance under our credit facility was $73.7 million for 2004 as compared to $39.8 million for 2003. In addition to borrowings under our credit facility, we borrowed $150 million under a bridge loan on September 1, 2004 to fund the acquisition of our Piceance Basin properties. The bridge loan, as well as the outstanding balance of our credit facility, was repaid in full in December 2004 with proceeds from our initial public offering. Total interest expense in 2004 under the bridge loan was $6.3 million comprised of fees of $3.7 million and interest charges of $2.6 million. To date, no interest has been capitalized.

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

Net Income (Loss). We generated a net loss of $5.3 million in 2004 compared to a net loss of $4.0 million in 2003. The primary reasons for the increased loss was an increase in impairment, dry hole costs and abandonment expense of $19.7 million, an increase in exploration expense of $9.0 million and an increase in other expense of $8.2 million (principally interest expense). These factors contributing to the increased loss were offset by an increase in operating income, excluding impairment, dry hole costs and abandonment expense and exploration expense of $35.1 million and an increase in income tax benefit of $0.5 million.

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

At December 31, 2005, our balance sheet reflected a cash balance of $68.3 million with a balance of $86.0 million outstanding on our credit facility. The bridge loan was repaid and terminated in December 2004, principally as a result of completing our initial public offering on December 15, 2004 from which we received net proceeds of $347 million.

Cash Flow from Operating Activities

Net cash provided by operating activities was $33.9 million, $86.9 million and $184.3 million in 2003, 2004 and 2005, respectively. The increases in net cash provided by operating activities was substantially due to increased production revenues, partially offset by increased expenses, as discussed above in “—Results of Operations”. Changes in assets and liabilities reduced cash flow from operations by $0.7 million, $2.9 million, and $0.02 million in 2003, 2004 and 2005, respectively.

Our operating cash flow is sensitive to many variables, the most significant of which is the volatility of prices for natural gas and oil produced. Prices for these commodities are determined primarily by prevailing market conditions. Regional and worldwide economic activity, weather and other substantially variable factors influence market conditions for these products. These factors are beyond our control and are difficult to predict. For additional information on the impact of changing prices on our financial position, see below, “—Quantitative and Qualitative Disclosure About Market Risk”.

To mitigate some of the potential negative impact on cash flow caused by changes in natural gas and oil prices and to comply with our credit agreement, we have entered into commodity swap and collar contracts to receive fixed prices for a portion of our natural gas and oil production. At December 31, 2005, we had in place natural gas and crude oil collars covering portions of our 2006 and 2007 production. Our natural gas and oil derivative financial instruments have been designated as cash flow hedges in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and are classified as either current or non current liabilities in our Consolidated Balance Sheets based on scheduled delivery of the underlying production.

As of February 28, 2006, we had hedges in place for approximately 59,000 MMbtu and 29,000 MMbtu of natural gas production for 2006 and 2007, respectively, and approximately 750 Bbls and 600 Bbls of oil production for 2006, and 2007, respectively.

The table below summarizes the volumes associated with the collar contracts as of February 28, 2006:

Product	Volume Per Day	Quantity Type	Weighted Average Floor Pricing	Weighted Average Ceiling Pricing	Index Price (1)	Contract Period
Natural gas	35,000	MMBtu	$4.82	$6.72	NORRM	1/1/2006–12/31/2006
Natural gas	24,000	MMBtu	$7.54	$13.68	CIG	1/1/2006–12/31/2006
Oil	750	Bbls	$42.53	$52.26	WTI	1/1/2006–12/31/2006
Natural gas	29,000	MMBtu	$5.25	$10.22	CIG	1/1/2007–12/31/2007
Oil	600	Bbls	$50.00	$78.15	WTI	1/1/2007–12/31/2007

(1)	NORRM refers to Northwest Pipeline Rocky Mountains price and CIG refers to Colorado Interstate Gas Rocky Mountains price as quoted in Platt’s for Inside FERC on the first business day of each month. WTI refers to the West Texas Intermediate price as quoted on the New York Mercantile Exchange. See “—Quantitative and Qualitative Disclosure about Market Risk”.

By removing the price volatility from a portion of our natural gas and oil production for 2006 and 2007, we have mitigated, but not eliminated, the potential effects of changing prices on our operating cash flow for those periods. While mitigating negative effects of falling commodity prices, these derivative contracts also limit the benefits we would receive from increases in commodity prices. It is our policy to enter into derivative contracts only with counterparties that are creditworthy major financial institutions deemed by management as competent and competitive market makers.

Based on hedging contracts outstanding on December 31, 2005, our cash flow hedge positions from natural gas and oil derivatives had an estimated net pre-tax liability of $36.0 million recorded as both current and non-current liabilities, as appropriate. We will reclassify this amount to gains or losses included in natural gas and oil production operating revenues as the hedged production quantity is produced. Based on current projected market prices, the net amount of existing unrealized after-tax loss as of December 31, 2005 to be reclassified from accumulated other comprehensive loss to net income in the next twelve months would be $18.3 million. We anticipate that all original forecasted transactions will occur by the end of the originally specified time periods.

Capital Expenditures

Our capital expenditures were $347.4 million in 2005 and $347.5 million in 2004. The total for 2005 includes $28.2 million for acquisitions of properties and other real estate, $293.1 million for drilling, development, exploration and exploitation (including related gathering and facilities, but excluding exploratory dry holes, which are expensed under successful efforts accounting as exploration expense) of natural gas and oil properties, $23.6 million related to geologic and geophysical costs and exploratory dry holes, and $2.5 million for furniture, fixtures and equipment. The total for 2004 includes $152.8 million for acquisitions of properties, $156.4 million for drilling, development, exploration and exploitation of natural gas and oil properties, $36.2 million related to geologic and geophysical costs and exploratory dry holes, and $2.1 million for furniture, fixtures and equipment. In 2003, our capital expenditures were $186.3 million, including $49.0 million for the acquisition of properties, which includes $35.4 million for Powder River Basin properties acquired in March 2003, $129.4 million for drilling, development and exploration of natural gas and oil properties, $6.1 million for geologic and geophysical costs, and $1.8 million for furniture, fixtures and equipment. For the years ended December 31, 2005, 2004 and 2003, the Company received $13.8 million, $8.8 million and $11.9 million, respectively, of proceeds principally from the sale of interests in oil and gas properties, which are not deducted from the capital expenditures presented above.

Unevaluated properties increased $30.7 million to $168.3. million at December 31, 2005 from $137.6 million at December 31, 2004, principally from increases in uncompleted wells in progress resulting from increased development and exploratory drilling activity during the year ended December 31, 2005.

Our current capital budget, the amount and allocation of which is anticipated to change as we conduct activities throughout the year and which could decrease if costs rise and certain activities are curtailed, is approximately $350 million for 2006. Of this $350 million capital budget, we plan to spend approximately $250 million for development drilling and facilities, $66 million on exploration drilling, $18 million for leasehold acquisitions, $11 million on geologic and geophysical costs, and $5 million for equipment and other costs. We are projecting that cash on hand, cash available from operating activities and borrowings from our credit facility, and proceeds from selling down a portion of our interests in certain properties will be sufficient to fund our 2006 capital budget. Certain of the activities contemplated by our 2006 capital budget as well as additional activities are subject to our entering into joint exploration agreements with industry partners, which would involve a sell down of our working interests in a number of exploration projects.

The amount and timing of capital expenditures is largely discretionary and within our control. If oil and natural gas prices decline to levels below our acceptable levels or costs increase to levels above our acceptable levels, we could choose to defer a portion of these planned 2006 capital expenditures until later periods to achieve the desired balance between sources and uses of liquidity by prioritizing capital projects to first focus on those that we believe will have the highest expected financial returns and ability to generate near term cash flow. We routinely monitor and adjust our capital expenditures in response to changes in prices, drilling and acquisition costs, industry conditions and internally generated cash flow. Matters outside our control that could affect the timing of our capital expenditures include obtaining required permits and approvals in a timely manner and the availability of rigs and crews. Based upon current oil and natural gas price expectations for 2006, we anticipate that our operating cash flow and available borrowing capacity under our credit facility will exceed our planned capital expenditures and other cash requirements for 2006. However, future cash flows are subject to a number of variables, including the level of oil and natural gas production and prices. There can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain planned levels of capital expenditures.

Financing Activities

Credit Facility. Our current bank line of credit has a face value of $200 million. This credit facility was entered into on February 4, 2004 and matures on February 4, 2007. The credit facility was amended on September 1, 2004. The credit facility bears interest, based on the borrowing base usage, at the applicable London Interbank Offered Rate, or LIBOR, plus applicable margins ranging from 1.25% to 2.00% or an alternate base rate, based upon the greater of the prime rate or the federal funds effective rate plus applicable margins ranging from 0% to 0.50%. We pay commitment fees ranging from 0.375% to 0.50% of the unused borrowing base. The credit facility is secured by natural gas and oil properties representing at least 85% of the value of our proved reserves and the pledge of all of the stock of our subsidiaries. The borrowing base included a $25 million portion, referred to as the “Tranche B” portion, that allowed the borrowing base to be greater than the typical borrowing base that would have been computed based on proved natural gas and oil reserves. The Tranche B portion of the borrowing base terminated on November 30, 2005. At December 31, 2005, the total borrowing base remained at $200 million, which was redetermined based upon our June 30, 2005 reserve report. At December 31, 2004, there were no amounts outstanding under our revolving credit facility and, as of December 31, 2005, we had $86 million outstanding under the credit facility. For information concerning the effect of changes in interest rates on interest payments under this facility, see below, “—Quantitative and Qualitative Disclosure About Market Risk—Interest Rate Risks”.

The credit facility contains certain financial covenants. We have complied with all financial covenants for all periods.

We currently are negotiating an amendment to our credit facility, which we anticipate will increase the facility amount to $400 million, with an initial borrowing base of at least $280 million and will be for a period of five years. We expect to close the amendment by March 31, 2006.

Contractual Obligations. A summary of our contractual obligations as of and subsequent to December 31, 2005 is provided in the following table.

	Payments Due By Year (1)
	2006	2007	2008	2009	2010	After 2010	Total
	(in thousands)
Long-term debt (2)	$—	$86,000	$—	$—	$—	$—	$86,000
Other commitments for developing oil and gas properties	19,920	22,265	2,345	—	—	—	44,530
Office and office equipment leases	1,273	1,535	1,476	1,469	1,521	378	7,652
Firm transportation and processing agreements	5,025	5,622	14,866	17,193	17,604	134,615	194,925

Total	$26,218	$115,422	$18,687	$18,662	$19,125	$134,993	$333,107

(1)	This table does not include (a) the liability for dismantlement, abandonment and restoration costs of oil and gas properties (effective with the adoption of SFAS No. 143, Accounting for Asset Retirement Obligations, we recorded a separate liability for the fair value of this asset retirement obligation); (b) any liability associated with derivatives; and (c) any liability associated with commitment or other fees on our credit facility.
(2)	Amount does not include interest expense because we cannot determine with accuracy the timing of future loan advances and the future interest rate to be charged under floating rate instruments.

The Company has entered into contracts which provide firm transportation capacity and processing rights on pipeline systems. The remaining terms on these contracts range from 1 to 13 years and require the Company to pay transportation demand and processing charges regardless of the amount of pipeline capacity utilized by the Company.

In addition to the commitments above, the Company has commitments for the purchase of facilities equipment as of and subsequent to December 31, 2005 for a total of $39.0 million.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Certain accounting policies involve judgments and uncertainties to such an extent that there is reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used. We evaluate our estimates and assumptions on a regular basis. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions used in preparation of our consolidated financial statements. Below, we provide expanded discussion of our more significant accounting policies, estimates and judgments. We believe these accounting policies reflect our more significant estimates and assumptions used in preparation of our consolidated financial statements. See Note 2 of the Notes to the Consolidated Financial Statements for a discussion of additional accounting policies and estimates made by management.

Oil and Gas Properties

Our natural gas and oil exploration and production activities are accounted for using the successful efforts method. Under this method, all property acquisition costs and costs of exploratory and development wells are capitalized when incurred, pending determination of whether the property has proved reserves. If an exploratory well is not assigned proved reserves, the costs of drilling the well are charged to exploration expense and included within cash flows from investing activities in the Consolidated Statements of Cash Flows pursuant to SFAS No. 19. The costs of development wells are capitalized whether productive or nonproductive. Gas and oil lease acquisition costs also are capitalized. If it is determined that these properties will not yield proved reserves, the related costs are expensed in the period in which that determination is made. Interest cost is capitalized as a component of property cost for significant exploration and development projects that require greater than six months to be readied for their intended use.

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

We review our proved natural gas and oil properties for impairment whenever events and circumstances indicate that a decline in the recoverability of their carrying value may have occurred. We estimate the expected future cash flows of our gas and oil properties and compare these future cash flows to the carrying amount of the gas and oil properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, we will adjust the carrying amount of the oil and natural gas properties to fair value. The factors used to determine fair value include, but are not limited to, estimates of proved reserves, future commodity pricing, future production estimates, anticipated capital expenditures, and a discount rate commensurate with the risk associated with realizing the expected cash flows projected. In 2003, we recorded impairment expense of $1.8 million related to unevaluated properties located in southern Montana. In 2004, we recorded impairment expense of $0.5 million related to the evaluated costs of the Talon Field in Wyoming’s Wind River Basin. For the year ended December 31, 2005, we recorded impairment expense of $42.7 million related to the evaluated costs of the Talon, East Madden and Cooper Reservoir fields in Wyoming’s Wind River Basin.

Our investment in natural gas and oil properties includes an estimate of the future costs associated with dismantlement, abandonment and restoration of our properties. These costs are recorded as provided in SFAS No. 143, Accounting for Asset Retirement Obligations. The present value of the future costs are added to the capitalized costs of our oil and gas properties and recorded as a long-term liability. The capitalized cost is included in the natural gas and oil property costs that are depleted over the life of the assets.

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

Oil and Gas Reserve Quantities

Our estimate of proved reserves is based on the quantities of oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be commercially recoverable in future years from known reservoirs under existing economic and operating conditions. Ryder Scott Company reviews all our reserve estimates except our reserve estimates for the Powder River Basin, which are reviewed by Netherland, Sewell & Associates. A reserve report is prepared by us for all properties and these independent engineering firms review the entire report on a well-by-well basis.

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

Our proved reserve estimates are a function of many assumptions, all of which could deviate significantly from actual results. As such, reserve estimates may materially vary from the ultimate quantities of oil, natural gas, and natural gas liquids eventually recovered. At year end 2005, we revised our proved reserves downward from the 2004 reserve report by approximately 24.7 Bcfe, offset by approximately 7.5 Bcfe of upward revisions due to commodity price increases. At year end 2004, we revised our proved reserves downward from the 2003 reserve report by approximately 32 Bcfe, offset by approximately 6 Bcfe of upward revisions due to commodity price increases. At year end 2003, we revised our proved reserves downward from the 2002 reserve report by approximately 41 Bcfe, offset by approximately 5 Bcfe of upward revisions due to commodity price increases.

Revenue Recognition

We record revenues from the sales of natural gas and oil when delivery to the customer has occurred and title has transferred. This occurs when oil or gas has been delivered to a pipeline or a tank lifting has occurred.

We may have an interest with other producers in certain properties, in which case we use the sales method to account for gas imbalances. Under this method, revenue is recorded on the basis of natural gas actually sold by the Company. In addition, we record revenue for our share of natural gas sold by other owners that cannot be volumetrically balanced in the future due to insufficient remaining reserves. We also reduce revenue for other owners’ gas sold by the Company that cannot be volumetrically balanced in the future due to insufficient remaining reserves. Our remaining over-and under-produced gas balancing positions are considered in our proved reserves. Gas imbalances as of December 31, 2004 and 2005 were not significant.

Derivative Instruments and Hedging Activities

We periodically use derivative financial instruments to achieve a more predictable cash flow from our natural gas and oil production by reducing our exposure to price fluctuations. For the year ended December 31, 2005, these transactions included swaps and cashless collars. We account for these activities pursuant to SFAS No. 133, as amended. This statement establishes accounting and reporting standards requiring that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded at fair market value and included in the balance sheet as assets or liabilities.

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

As of December 31, 2005, the fair value of the derivative positions for our oil and gas collars for 2006 and 2007 production was $36.0 million. The deferred income tax effect on the fair value of derivatives at December 31, 2005 totaled $13.3 million, which is recorded in current and noncurrent deferred tax assets.

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

Stock-based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), which revises SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. We early adopted the provisions of the new standard effective October 1, 2004. Prior to the adoption of SFAS No. 123(R), we used the intrinsic value method in accordance with APB Opinion No. 25 and the disclosure only provisions of SFAS No. 123.

Restrictions on the vesting of Management Stock and options granted under our 2002 Stock Option Plan (the “2002 Option Plan”) were put in place in connection with the initial capitalization of the Company, including Series A and B preferred stock issuances, and initially were designed to ensure that the relative ownership interests of Series B preferred stock investors were not diluted. Thus, the Management Stock and option grants under the 2002 Option Plan only vested if capital was raised from Series A and Series B investors (or upon other capital raising events). This is referred to as “dollar vesting” in the case of Management Stock and “equity vesting” in the case of options granted under the 2002 Option Plan. Dollar vested Management Stock and equity vested options are further subject to time vesting provisions. As of May 12, 2004, all Management Stock and options granted under the 2002 Option Plan were fully dollar and equity vested.

We recorded non-cash stock-based compensation of $3.6 million, $3.0 million, and $3.2 million in 2003, 2004 and 2005, respectively, for the Management Stock awards, option grants, option modifications and nonvested equity shares of common stock, in addition to Series B preferred stock purchases by employees at less than estimated fair value for financial reporting purposes. For awards granted after we were a public company (those granted subsequent to April 16, 2004, the date of which is defined by SFAS No. 123(R) as the date we became a public company as a result of making a filing with a regulatory agency in preparation for the sale of equity securities in a public market), we adopted SFAS No. 123(R) using the modified prospective application effective October 1, 2004, whereby as of that date we began applying the provisions of SFAS No. 123(R) to new awards and to awards modified, repurchased, or cancelled after that date. We recognized share-based employee compensation cost based on the historical grant-date fair value as computed under SFAS No. 123 on that date for the portion of awards previously issued and for which the requisite service had not yet been rendered, and all deferred compensation related to those awards was eliminated against the appropriate equity accounts on the adoption date. For awards granted while we were a nonpublic company (those granted previous to April 16, 2004 as defined in SFAS No. 123(R)), we adopted SFAS No. 123(R) using the prospective transition method, under which we continue to account for the portion of the award outstanding at the date of application using the minimum value method described under SFAS No. 123.

Significant Factors, Assumptions, and Methodologies Used in Determining Fair Value.

The fair value of our common stock for stock-based awards granted during March 2002 through September 2003 was originally estimated on a contemporaneous basis by management as having a value of no greater than $0.41 per share for financial reporting purposes. Our computations during that period indicated that the corporate values of our assets, principally acquired properties, did not exceed the preferred stock preference amounts. For determining our fair value at December 31, 2003 and subsequent dates, we prepared valuation reports based on methodologies consistent with those that were proposed in the then-draft AICPA Practice Aid, “Valuation of Privately Held Company Equity Securities Issued as Compensation”, which subsequently was issued in final form in 2004. From December 2003 until the completion of our initial public offering in December 2004, we contemporaneously prepared at least one valuation report per quarter, which were provided to the board of directors and used by the compensation committee when approving stock option grants. Since our initial public offering, the fair value is determined using the previous day’s closing price on the New York Stock Exchange.

Prior to closing our initial public offering, determining the fair value of our stock required making complex and subjective judgments. For our retrospective valuations used to calculate non-cash deferred compensation and stock-based compensation expense reported in the financial statements, we used a probability-weighted expected return method. Under the probability-weighted expected return method, the value of the common stock was estimated based upon an analysis of values for us assuming various outcomes (initial public offering, merger or sale, liquidation, and remaining private) and the estimated probability of each outcome assuming that all preferred stock is converted into common stock. As we progressed through the initial public offering process, we placed increasing weight on an initial public offering or merger or sale within the probability-weighted expected return method.

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

Acquisitions

The establishment of our initial asset base since our founding in January 2002 has included major acquisitions of oil and natural gas properties, which have been accounted for using the purchase method of accounting.

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

New Accounting Pronouncements

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

On October 18, 2005, the FASB issued FSP FAS No. 123(R)-2, Practical Accommodation to the Application of Grant Date as Defined in SFAS No. 123(R), which provides a reasonable approach in determining the grant date of an equity award. The Position clarifies that a mutual understanding of the grant terms shall be presumed to exist at the date the award is approved if (1) the grantee is not able to negotiate the terms of the award and (2) the terms of the grant are communicated to the grantee within a reasonable period of time. FSP FAS No. 123(R)- 2 was effective for our Company as of the fourth quarter of 2005. We have evaluated the provisions of FSP FAS No. 123(R)-2 and its adoption did not have an impact on our financial statements.

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

In February 2006, the FASB issued FSP FAS No. 123(R)-4, Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event. This FSP is effective for reporting periods beginning after February 3, 2006, with early application permitted, and it amends FAS No. 123(R) by stipulating that if a cash settlement feature can be exercised only upon the occurrence of a contingent event that is outside the employee’s control then it should be treated as an equity award until it becomes probable that the event will occur. As of December 31, 2005, the Company has accounted for all options in accordance with FSP FAS 123(R)-4.

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

Commodity Price Risk

Our major market risk exposure is in the pricing applicable to our oil and natural gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot market prices applicable to our U.S. natural gas production. Pricing for oil and natural gas production has been volatile and unpredictable for several years, and we expect this volatility to continue in the future. The prices we receive for production depend on many factors outside of our control including volatility in the differences between product prices at sales points and the applicable index price. Based on our average daily production and our price swap and collars contracts in place in 2005, our annual income before income taxes, including hedge settlements, for the year ended December 31, 2005 would have decreased by approximately $1.7 million for each $0.10 decrease in natural gas prices and approximately $0.2 million for each $1.00 change in crude oil prices.

We periodically have entered into and anticipate entering into financial hedging activities with respect to a portion of our projected natural gas and oil production through various financial transactions which hedge the future prices received. These transactions may include financial price swaps whereby we will receive a fixed price for our production and pay a variable market price to the contract counterparty, and cashless price collars that set a floor and ceiling price for the hedged production. If the applicable monthly price indices are outside of the ranges set by the floor and ceiling prices in the various collars, we and the counterparty to the collars would be required to settle the difference. These financial hedging activities are intended to support natural gas and oil prices at targeted levels and to manage our exposure to oil and natural gas price fluctuations. We do not hold or issue derivative instruments for speculative trading purposes.

As of February 28, 2006, we had hedges in place for approximately 59,000 MMbtu and 29,000 MMbtu of natural gas production for 2006 and 2007, respectively, and approximately 750 Bbls and 600 Bbls of oil production for 2006, and 2007, respectively. These hedges are summarized in the table presented above under “—Cash Flow from Operating Activities”. Based on the pricing and contracts outstanding as of December 31, 2005, the estimated fair value of our hedge positions was a liability of $36.0 million owed by us to the counterparty.

Price Collars

Through price collars, we have fixed the minimum and maximum price we will receive on a portion of our natural gas production in 2006 and 2007. The weighted average minimum, or floor, price we will receive in 2006 is $4.82 per MMBtu for a Northwest Pipeline Corp. Rocky Mountain (“NORRM”) price and $7.54 and $5.25 in 2006 and 2007, respectively, per MMBtu for a Colorado Interstate Gas Rocky Mountain (“CIG”) price. The weighted average maximum, or ceiling, price we will receive in 2006 is $6.72 per MMBtu for a NORRM price and $13.68 and $10.22 in 1006 and 2007, respectively, per MMBtu for a CIG price. We also have fixed the minimum price we will receive on a portion of our oil production in 2006 and 2007, when the collars are settled, based on a weighted average floor price of $42.53 and $50.00 per Bbl for a West Texas Intermediate (“WTI”) price, respectively, and a weighted average maximum price of $52.26, and $78.15 WTI, respectively. The price collars also allow us to share in upward price movements up to the ceiling prices referenced in the contracts. The table presented above under “—Cash Flow from Operating Activities” provides the volumes and floor and ceiling prices associated with these various arrangements as of February 28, 2006.

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

Interest Rate Risks

At December 31, 2005, we had debt outstanding of $86 million, all of which bears interest at floating rates in accordance with our revolving credit facility. The average annual interest rate incurred on this debt for the year ended December 31, 2005 was 5.9%. A one hundred basis point (1.0%) increase in each of the average LIBOR rate and federal funds rate for the year ended December 31, 2005 would result in an estimated $0.2 million increase in interest expense assuming a similar average debt level to the year ended December 31, 2005.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is included above in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosure About Market Risk”.

Item 8.	Financial Statements and Supplementary Data

The information required by this item is included below in “Item 15. Exhibits, Financial Statement Schedules”.

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

Management’s Report on Internal Control Over Financial Reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control—Integrated Framework, management concluded that its internal control over financial reporting was effective as of December 31, 2005.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by Deloitte & Touche, LLP, an independent registered public accounting firm, as stated in their report which is included in this Annual Report on Form 10-K.

Changes in internal controls. There has been no change in our internal control over financial reporting during the fourth fiscal quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Bill Barrett Corporation

Denver, Colorado

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Bill Barrett Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2005 of the Company and our report dated March 1, 2006 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Denver, Colorado

March 1, 2006

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The following table sets forth information regarding our 10 executive officers, our directors and other key employees as of March 1, 2006.

Name	Age	Position
Fredrick J. Barrett	45	Chief Executive Officer; President; and Director
William J. Barrett	77	Director; Former Chief Executive Officer and Chairman
Thomas B. Tyree, Jr	45	Chief Financial Officer
Robert W. Howard	51	Executive Vice President—Finance and Investor Relations, and Treasurer
Dominic J. Bazile II	47	Senior Vice President—Operations and Engineering
Francis B. Barron	43	Senior Vice President—General Counsel and Corporate Secretary
Terry R. Barrett	46	Senior Vice President—Exploration, Northern Division
Kurt M. Reinecke	47	Senior Vice President—Exploration, Southern Division
Wilfred R. Roux	48	Senior Vice President—Geophysics
Huntington T. Walker	50	Senior Vice President—Land
Lynn Boone Henry	45	Vice President—Reservoir Engineering
Duane J. Zavadil	46	Vice President—Government and Regulatory Affairs
Kevin Finnegan	46	Vice President—Information Systems
Henry Cornell	49	Director
James M. Fitzgibbons	71	Director
Jeffrey A. Harris	50	Director
Roger L. Jarvis	52	Director
Philippe S. E. Schreiber	65	Director
Randy Stein	52	Director
Michael E. Wiley	55	Director

Each of William J. Barrett and Fredrick J. Barrett may be deemed to be a promoter and founder of the Company due to his initiative in organizing the Company. William J. Barrett is the father of Fredrick J. Barrett and Terry R. Barrett.

Executive Officers and Other Key Employees

Fredrick J. Barrett. Mr. Barrett has served as our President and a Director since our inception in January 2002 and as our Chief Executive Officer since March 1, 2006. Mr. Barrett served as our Chief Operating Officer from June 2005 through February 2006. Mr. Barrett served as senior geologist of Barrett Resources and its successor in the Rocky Mountain Region from 1997 through 2001, and as geologist from 1989 to 1996. From 1987 to 1989, Mr. Barrett was a partner in Terred Oil Company, a private oil and gas partnership providing geologic services for the Rocky Mountain Region. From 1983 to 1987, Mr. Barrett worked as a project and field geologist for Barrett Resources.

William J. Barrett. Mr. Barrett has served as a Director since our inception in January 2002. Mr. Barrett served as our Chairman of the Board and Chief Executive Officer from inception through February 2006. Mr. Barrett founded Barrett Resources Corporation (“Barrett Resources”), which was acquired in August 2001 by The Williams Companies. Mr. Barrett served as the Chief Executive Officer of Barrett Resources from December 1983 until November 18, 1999, except for the period from July 1, 1997 through March 23, 1998. He also served Barrett Resources as Chairman of the Board from September 1994 until March 2000, and as President from December 1983 until September 1994. From March 2000 until November 2001, Mr. Barrett was retired. From November 2001 until the formation of the Company in January 2002, Mr. Barrett consulted on the establishment of the Company and its planned activities. Prior to 1983, Mr. Barrett held various positions with several other oil and gas companies. Mr. Barrett has informed the Company that he intends to retire as an employee and director on May 17, 2006.

Thomas B. Tyree, Jr. Mr. Tyree has served as our Chief Financial Officer since February 2003. From August 1989 until January 2003, Mr. Tyree was employed by Goldman, Sachs & Co., most recently as a Managing Director in the Investment Banking Division, working with oil and gas companies. From 1983 to 1987, Mr. Tyree was employed by Bankers Trust Company as an Associate in corporate finance.

Robert W. Howard. Mr. Howard has served as our Executive Vice President—Finance and Investor Relations since January 2004 and as our Treasurer since our inception in January 2002. From February 2003 until January 2004, Mr. Howard served as our Executive Vice President—Finance and Accounting. From January 2002 until February 2003, Mr. Howard served as our Chief Financial Officer; from our inception in January 2002 until February 2004, Mr. Howard served as our Secretary; and from January 2002 until March 2002 he served as a Director of the Company. From August 2001 until December 2001, Mr. Howard served as Vice President—Finance and Administration and a director of AEC Oil & Gas (USA) Inc., an indirect subsidiary of Alberta Energy Company, Ltd., an oil and gas exploration and development company that subsequently was acquired by EnCana Corporation. Mr. Howard served as Senior Vice President—Investor Relations and Corporate Development of Barrett Resources from February 1999 until August 2001. Mr. Howard previously served as Barrett Resource’s Senior Vice President beginning in March 1992 and as Treasurer beginning in March 1986.

Dominic J. Bazile II. Mr. Bazile has served as Senior Vice President—Operations and Engineering since May 2003 and previously served as our Vice President of Operations beginning in February 2002. Prior to joining us, Mr. Bazile was employed by Barrett Resources and its successor from July 1995 until January 2002, including serving as Drilling Manager.

Francis B. Barron. Mr. Barron has served as Senior Vice President—General Counsel and Secretary since March 2004. Mr. Barron was a partner at the Denver, Colorado office of Patton Boggs LLP from February 1999 until February 2004, practicing corporate, securities and general business law. Prior to February 1999, Mr. Barron was a partner of and served as an associate at Bearman Talesnick & Clowdus Professional Corporation, a Denver law firm. Mr. Barron’s clients included publicly-traded oil and gas companies.

Terry R. Barrett. Mr. Barrett has served as Senior Vice President—Exploration, Northern Division since March 1, 2006 and previously served as Vice President—Exploration, Northern Division from our inception in January 2002 through February 2006. From 1989 to 2001, Mr. Barrett served as Senior Geologist or Project Geologist in numerous Rocky Mountain basins for Barrett Resources Corporation, prior to the acquisition of that company by The Williams Companies. He served as Senior Geologist for approximately five months with The Williams Companies from August through December 2001. From 1987 to 1989, Mr. Barrett was a general partner in Terred Oil Company, a private oil and gas partnership providing geologic services for the Rocky Mountain Region. From 1983 to 1987, Mr. Barrett worked as a contract project and field geologist for Barrett Resources.

Kurt M. Reinecke. Mr. Reinecke has served as Senior Vice President—Exploration, Southern Division since March 1, 2006 and previously served as Vice President—Exploration, Southern Division from our inception in January 2002 through February 2006. From 1985 to 2001, Mr. Reinecke served as a Senior Exploration Geologist or Operations Geologist in numerous Rocky Mountain and Mid-Continent basins for Barrett Resources Corporation, prior to the acquisition of that company by The Williams Companies.

Wilfred R. (Roy) Roux. Mr. Roux has served as Senior Vice President—Geophysics since March 1, 2006 and previously served as Vice President—Geophysics from February 2002 through February 2006. Prior to joining us, Mr. Roux was employed by Barrett Resources and The Williams Companies from July 1995 until January 2002, including as Senior Geoscientist and Senior Geophysicist. Mr. Roux’s responsibilities with us include overseeing our implementation and use of technology and geophysical data.

Huntington T. Walker. Mr. Walker has served as Senior Vice President—Land since March 1, 2006 and previously served as Vice President—Land from our inception in January 2002 through February 2006. From June 1981 through December 2001, Mr. Walker was self employed in the oil and gas industry as an independent landman performing consulting work for various clients, including Barrett Resources, and investing in oil and gas properties for his own account. From May 1979 through June 1981, Mr. Walker was employed by Hunt Energy Corporation in its Denver office.

Lynn Boone Henry. Ms. Henry has served as Vice President—Reservoir Engineering since January 2004. From October 2003 until January 2004, Ms. Henry served as our Reservoir Engineering Manager. From January 2003 until October 2003, Ms. Henry served as the Senior Reservoir Engineer for our Wind River Basin team. From January 2002 until joining the Company in January 2003, Ms. Henry was an independent consultant on reservoir engineering projects for various Rocky Mountain exploration and production companies. From 1998 until 2002, Ms. Henry served as a Reserves Manager and Project Manager for Cody Energy, LLC in Denver.

Duane J. Zavadil. Mr. Zavadil has served as Vice President—Government and Regulatory Affairs since January 2005. From the time that he joined the Company in July 2002 until January 2005, Mr. Zavadil served as our Government and Regulatory Affairs Manager. From 1994 until July 2002, Mr. Zavadil served as the Environmental, Health and Safety Manager with Barrett Resources Corporation and its successor, The Williams Companies. Mr. Zavadil was a consultant providing environmental and regulatory services to the oil and gas industry from 1984 through 1994.

Kevin Finnegan. Mr. Finnegan has served as our Vice President—Information Systems since March 1, 2006. He previously served as our Director of Information Systems from July 2002 through February 2006. Mr. Finnegan served as IT Project Manager and IT Network Manager for AT&T Wireless Services Corporation from September 1996 until July 2002, and previously served as the IT Network and Telecommunications Administrator for Barrett Resources Corporation and as Electronic System—Test Engineer and Technician for Martin Marietta Corporation.

Outside Directors

Henry Cornell. Mr. Cornell has been a director of the Company since 2002. Mr. Cornell is a Managing Director in the Principal Investment Area of Goldman, Sachs & Co., which he joined in 1984. He is a member of the Investment Committee of the Principal Investment Area of Goldman, Sachs & Co. Mr. Cornell also serves on the Board of Directors of Ping An Insurance Company of China and National Golf Properties LLC.

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

Jeffrey A. Harris. Mr. Harris has been a Director of the Company since 2002. Mr. Harris has served since 1998 as a Managing Director of Warburg Pincus LLC, which he joined in 1983. Mr. Harris’ responsibilities include involvement in investments in energy, technology and other industries. Mr. Harris is a director of Knoll, Inc., Nuance Communications, Inc. as well as several private companies.

Roger L. Jarvis. Mr. Jarvis has been a Director of the Company since 2002. Mr. Jarvis served as President, Chief Executive Officer and Director of Spinnaker Exploration Company from 1996 until December 2005 and as Chairman of the Board of Spinnaker from 1998 until December 2005, when Spinnaker was acquired by Norsk Hydro ASA. From 1986 to 1994, Mr. Jarvis served in various capacities with King Ranch Inc. and its subsidiary, King Ranch Oil and Gas, Inc., including Chief Executive Officer, President and Director of King Ranch Inc. and Chief Executive Officer and President of King Ranch Oil and Gas, Inc., where he expanded its activities in the Gulf of Mexico. Mr. Jarvis has served as a director of National-Oilwell Varco, Inc. since 2002.

Philippe S.E. Schreiber. Mr. Schreiber has been a Director of the Company since February 2002. Mr. Schreiber is an independent lawyer and business consultant. Mr. Schreiber served as a director of Barrett Resources from 1985 until 2001. From August 1985 through December 1998, he was a partner of, or of counsel to, the law firm of Walter, Conston, Alexander & Green, P.C. in New York, New York. Since 1991, Mr. Schreiber has served as a director of the United States principal affiliate of The Mayflower Corporation plc (in Administration), which was a publicly-listed company in the United Kingdom until it filed for creditor protection in April 2004. The United States affiliated companies of The Mayflower Corporation plc (in Administration) are not subject to any bankruptcy or creditor protection proceedings and Mr. Schreiber has not served as an officer or director of The Mayflower Corporation plc (in Administration). Mr. Schreiber also has served since February 2005 as a director of Capital Energy Limited, an English company that intends to invest in U.S. oil and gas prospects, and since January 2006 as a director and officer of its CAP Energy USA, Inc. subsidiary. Mr. Schreiber also serves as a director of other private companies.

Randy Stein. Mr. Stein has served as a director and the chair of our audit committee since July 2004. Mr. Stein is a self-employed tax and business consultant. From July 2000 until its sale in June 2004, Mr. Stein was a director of Westport Resources Corporation, a Denver based oil and natural gas exploration and development company, where Mr. Stein served as the chair of the audit committee. Mr. Stein served from 2001 through 2005 as a director of Koala Corporation, a Denver based public company engaged in the design, production and marketing of family convenience products, where he served on the audit and compensation committees. Mr. Stein has served as a director and co-chairman of the audit committee of Denbury Resources Inc., a Dallas based, publicly traded, independent oil and gas company, since January 2005. He also was a principal at PricewaterhouseCoopers LLP, formerly Coopers & Lybrand LLP, from November 1986 to June 30, 2000.

Michael E. Wiley. Mr. Wiley has served as a director since January 2005. Mr. Wiley served as Chairman of the Board and Chief Executive Officer of Baker Hughes Incorporated, an oilfield services company, from August 2000 until October 2004. He also served as President of Baker Hughes from August 2000 to February 2004. Mr. Wiley was President and Chief Operating Officer of Atlantic Richfield Company, an integrated energy company, from 1998 through May 2000. Prior to 1998, he served as Chairman, President and Chief Executive Officer of Vastar Resources, Inc., an independent oil and gas company. Mr. Wiley served as a director of Spinnaker Exploration Company from 2001 through 2005. Mr. Wiley is a director of Tesoro Corporation and Post Oak Bank, NA, a trustee of the University of Tulsa and a member of the National Petroleum Council. He also serves on the Advisory Board of Riverstone Holdings LLC.

Fredrick J. Barrett, our Chief Executive Officer and President, leads our officers in the day-to-day management of the Company. Fredrick J. Barrett, Thomas B. Tyree, Jr., our Chief Financial Officer, and Francis B. Barron, Senior Vice President—General Counsel, meet formally on a weekly basis and informally with other officers on a daily basis. All 12 officers of the Company meet formally on a weekly basis. Interaction among the officers is intense, candid and highly cooperative, reflecting a team-oriented management philosophy that defines the culture of our company. All of our executive officers successfully worked together, as officers and advisors, for many years with Barrett Resources and now with Bill Barrett Corporation.

In addition to overall management, Fredrick J. Barrett manages the operations and exploration side of our business, which includes seven dedicated, multi-functional basin teams, as well as our Geophysics and

Information Technology teams. Each of our basin teams — Wind River, Uinta, Piceance, Powder River, Williston, Tri-State and Paradox — is led by a senior manager with extensive experience in his respective region of operations. Our basin team leaders manage their regions as separate business units, with responsibility for exploration, production, land, acquisitions, capital budgeting, and other functions relevant to their respective regions, including the continuing generation of new geologic play concepts. Each team works very closely with our Operations Department. Our basin teams are directly accountable for the performance of their respective basins, which is measured based on production, cash flow, cost structure, exploration and development success and other factors.

Our executive officers and board of directors view our employees as our greatest asset, and recognize the importance of identifying talented individuals and preparing them for senior management positions. An executive development effort has been implemented, which provides increasing levels of responsibility and training for those employees who could ultimately succeed to senior management positions within our company. Several individuals have been identified and are being developed as candidates for various of our executive positions. In addition to these internal candidates, the board and management, as a matter of course, monitor other individuals within as well as outside of our company.

Board of Directors

We currently have nine directors. Our certificate of incorporation and bylaws provide for a classified board of directors consisting of three classes of directors, each serving staggered three-year terms. As a result, stockholders will elect a portion of our board of directors each year. Class I directors’ terms will expire at the annual meeting of stockholders to be held in 2008, Class II directors’ terms will expire at the annual meeting of stockholders to be held in 2006 and Class III directors’ terms will expire at the annual meeting of stockholders to be held in 2007. The Class I directors are Messrs. Fredrick Barrett, Cornell and Wiley, the Class II directors are Messrs. Fitzgibbons, Harris and Stein, and the Class III directors are Messrs. William Barrett, Jarvis and Schreiber. At each annual meeting of stockholders, the successors to directors whose terms will then expire will be elected to serve from the time of election until the third annual meeting following election. The division of our board of directors into three classes with staggered terms may delay or prevent a change of our management or a change in control.

In addition, our bylaws provide that the authorized number of directors, which shall constitute the entire board of directors, may be changed by a resolution duly adopted by the board of directors. Any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the total number of directors. Vacancies and newly created directorships may be filled by the affirmative vote of a majority of our directors then in office, even if less than a quorum.

Committees of the Board

Our board of directors currently has an audit committee, a compensation committee and a nominating and corporate governance committee. In February 2006, all the members of these committees were determined by our board of directors to be “independent” under the standards of the New York Stock Exchange and SEC regulations. In making this determination, the board of directors considered the directors’ relationships with the Company, including commercial relationships with and stock ownership by entities affiliated with the directors, and the specific provisions of the NYSE corporate governance standards that would make a director not independent.

Audit Committee. As of March 1, 2006, our audit committee consisted of Messrs. Stein, Fitzgibbons and Schreiber. The board of directors has determined that Mr. Stein is an “audit committee financial expert”, as defined under the rules of the SEC. As required by the standards of the New York Stock Exchange, the audit committee consists solely of independent directors. Our audit committee operates pursuant to a formal written charter. This committee oversees, reviews, acts on and reports to our board of directors on various auditing and accounting matters including: the selection of our independent accountants, the scope of our annual audits, fees to be paid to the independent accountants, the performance of our independent accountants, our accounting practices, and the selection and performance of personnel performing our internal audit function. In addition, the audit committee oversees our compliance programs relating to legal and regulatory requirements.

Compensation Committee. As of March 1, 2006, our compensation committee consisted of Messrs. Fitzgibbons, Harris, Jarvis, and Schreiber. As required by the standards of the New York Stock Exchange, the compensation committee consists solely of independent directors. Our compensation committee operates pursuant to a formal written charter. This committee establishes salaries, incentives and other forms of compensation for officers and other employees. Our compensation committee also administers our incentive compensation and benefit plans.

Nominating and Corporate Governance Committee. As of March 1, 2006, our nominating and corporate governance committee consisted of Messrs. Cornell, Harris, and Jarvis. As required by the standards of the New York Stock Exchange, this committee consists solely of independent directors. Our nominating and corporate governance committee operates pursuant to a formal written charter. This committee identifies, evaluates and recommends qualified nominees to serve on our board of directors, develops and oversees our internal corporate governance processes and maintains a management succession plan.

Compensation Committee Interlocks and Insider Participation

The compensation committee consists of Messrs. Fitzgibbons, Harris, Jarvis and Schreiber, all of whom are non-employee directors. None of these individuals has ever been an officer or employee for our company. In addition, none of our executive officers serves as a member of a board of directors or compensation committee of any entity that has one or more executive officers who serve on our board or on our compensation committee.

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

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, we believe that all reporting obligations of our officers, directors and greater than 10% shareholders under Section 16(a) were satisfied during the year ended December 31, 2005 except one report on Form 4 reporting a sale in November 2005 by Huntington T. Walker, a Senior Vice President, was filed two days late due to the failure of Mr. Walker’s brokerage firm to timely notify the Company of the sale.

Code of Ethics

We maintain a Code of Ethics and Business Conduct, which includes our code of ethics for senior financial management. The Code of Ethics and Business Conduct is posted on our website, www.billbarrettcorp.com. See “Item 1. Business and Properties—Website and Code of Business Conduct and Ethics”.

Item 11.	Executive Compensation

Summary Compensation Table

The following table sets forth the compensation of our chief executive officer and each of our other four most highly compensated executive officers serving as of December 31, 2005 (we refer to these five individuals, collectively, as the named executive officers) for the fiscal years ended December 31, 2005, 2004 and 2003.

		Annual Compensation						Long-Term Compensation Awards Securities Underlying Options/SARs (#)(1)
Name and Principal Position	Year	Salary	Bonus		Other Annual Compensation					All Other Compensation(2)
Fredrick J. Barrett Chief Executive Officer and President (3)(4)	2005 2004 2003	$226,857 199,905 154,700	$165,000 125,000 75,000		$	— — —		— 109,641 —			$7,669 6,218 5,768
Thomas B. Tyree, Jr. Chief Financial Officer	2005 2004 2003	$226,857 210,005 183,333	$165,000 125,000 75,000		$	— — 510,288	(5)	— 149,402 246,896			$7,699 6,575 6,000
Francis B. Barron Senior Vice President — General Counsel; and Secretary	2005 2004 2003	$199,664 174,762 —	$120,000 115,000 —	(6)	$	— 24,160 —	(7)	— 50,762 —	(8)		$7,413 5,748 —
William J. Barrett Former Chief Executive Officer (4)	2005 2004 2003	$293,395 263,755 237,500	$300,000 267,500 100,000		$	— — —		— 273,954 —		$	— — —
J. Frank Keller Former Executive Vice President and Chief Operating Officer(3)	2005 2004 2003	$215,626 216,255 201,250	$125,000 125,000 75,000		$	— — —		— 149,402 —			$8,400 8,597 8,870

(1)	The options shown in the table as granted for 2004 include options that were exchanged when we allowed the holders of all outstanding options with an exercise price of $30.28 per share (the “Tranche A Options”), including the named executive officers, to amend those options to provide for an exercise price equal to the price to the public in our initial public offering of $25.00 in December 2004, to decrease the number of shares subject to the options and to shorten the term to December 9, 2011. Each Tranche A Option previously issued to purchase one share of common stock became an option to purchase 0.926 shares. The Tranche A Options initially were issued to Mr. Tyree in 2003, Mr. Barron in 2004 and the other named executive officers in 2002.
(2)	Consists of 401(k) plan matching contributions.
(3)	Mr. Keller served as Chief Operating Officer until Mr. Fredrick J. Barrett was elected to that position effective in June 2005. Mr. Keller retired as Executive Vice President on February 1, 2006.
(4)	Mr. William J. Barrett served as Chief Executive Officer and Chairman of the Board until Mr. Fredrick J. Barrett was elected to those positions effective March 1, 2006. Mr. William J. Barrett informed the Company that he intends to retire as an employee and director on May 17, 2006.
(5)	Consists of $17,648, which was the difference between the purchase price for shares of common stock purchased by Mr. Tyree and the fair market value of those shares, $300,000 for relocation expenses (including travel expenses to search for a house in Colorado, moving expenses, brokerage commissions, real estate transfer taxes and legal fees related to the sale of Mr. Tyree’s residence, and the cost of temporary housing), $15,000 for legal expenses relating to the commencement of employment (including for the negotiation of Mr. Tyree’s terms of employment with us and the terms of his separation from his previous employer), and $177,640 for the reimbursement of income taxes related to expense payments.

(6)	Includes $30,000 paid in the form of a restricted stock grant of 917 shares of common stock at $32.70 per share pursuant to our 2004 Stock Incentive Plan. These shares vest 25% on each of March 9, 2006, 2007, 2008 and 2009 if Mr. Barron continues as an employee on those dates.
(7)	Consists of the difference between the purchase price for Series B preferred stock purchased by Mr. Barron and the fair market value of those shares.
(8)	7,514 of these options were Tranche A Options and were granted on March 4, 2004. These options were exchanged for 6,958 options as described in Note (1) above. Both the initial grant and the exchanged options are included in the table.

Stock Options Granted During 2005

During 2005, the Company did not grant stock options to the named executive officers. In December 2005, the Compensation Committee approved the acceleration of the vesting of options held by Mr. Barrett and Mr. Keller upon their respective retirements in 2006.

Aggregated Option Exercises During 2005

and Option Values at December 31, 2005

The following table sets forth certain information regarding options that the named executive officers exercised during 2005 and the options that those persons held at December 31, 2005.

	Shares Acquired on Exercise (#)		Number of Securities Underlying Unexercised Options/SARs at FY-End (#)		Value of Unexercised In-the-Money Options/SARs at FY-End ($)
Name		Value Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Fredrick J. Barrett	—	—	62,626	51,845	$911,698	$765,017
Thomas B. Tyree, Jr.	27,910	856,837	72,141	133,081	$981,839	$3,183,790
Francis B. Barron	—	—	12,520	30,172	$246,728	$566,162
William J. Barrett	172,858	$7,225,222	0	118,486	$0	$1,826,396
J. Frank Keller	64,608	2,657,084	3,397	90,414	$46,233	$1,341,406

Acceleration of Vesting of Options for Retiring Officers

In December 2005, the Compensation Committee approved the acceleration of the vesting of all outstanding options held by Mr. William J. Barrett and Mr. Keller upon their respective retirements in 2006.

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

Indemnification Agreements

We have entered into an indemnification agreement with each of our directors and executive officers. These agreements require us, among other things, to indemnify our directors and officers against certain liabilities that may arise by reason of their status or service as directors or officers, to advance their expenses incurred as a result of a proceeding as to which they may be indemnified, and to cover them under any directors’ and officers’ liability insurance policy we choose, in our discretion, to maintain. These indemnification agreements are intended to provide indemnification rights to the fullest extent permitted under applicable indemnification rights statutes in the State of Delaware and will be in addition to any other rights that the indemnitee may have under our certificate of incorporation, bylaws and applicable law.

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

Director Compensation

Our directors who are not employees of the Company and who were not previously nominated by the investors in our Series B preferred stock (“Outside Directors”) receive an annual retainer of $25,000 and a meeting attendance fee of $1,000 for each board and committee meeting attended. The chair of the audit committee receives an additional annual retainer of $15,000 and a meeting attendance fee of $1,000 for substantive meetings with management and auditors, the chair of the compensation committee receives an additional annual retainer of $10,000, and the chairs of other committees receive an additional annual retainer of $5,000. In July 2004, our compensation committee determined that the Outside Directors should receive equity compensation under our 2004 Stock Incentive Plan with a value at the date of award or grant of approximately $80,000 per year in the form of stock options, restricted stock and/or other equity grants. In July 2004, the Compensation Committee determined that the first grant to Outside Directors would be in the form of options to purchase 10,000 shares of common stock effective upon the completion of our initial public offering with an exercise price equal to the price to the public in the initial public offering. The number of shares underlying the options was based on the estimated initial public offering price at that time. When the initial public offering price, and therefore the Black-Scholes value of the 10,000 options, increased, the Committee did not reduce the number of options granted upon the completion of the initial public offering. When Mr. Wiley was elected as an Outside Director in January 2005, the Compensation Committee approved granting him options to purchase 10,000 shares of common stock at an exercise price equal to the closing sales price on the New York Stock Exchange on the last trading day prior to his election in accordance with the 2004 Stock Incentive Plan. All these options vest 25% on each of the first four anniversaries of the date of grant, and terminate on the seventh anniversary of the date of grant. All directors are reimbursed for all reasonable out-of-pocket expenses incurred in attending meetings of the board of directors. In December 2005, the compensation committee determined grants of equity compensation to new Outside Directors as well as the equity portion of compensation paid to Outside Directors each year would be in the form of options to purchase 10,000 shares of common stock with an exercise price equal to the fair market value of the common stock on the day before the election of the new Outside Director or the date of grant.

During 2005, the Outside Directors received the following compensation:

Name	Annual Retainer for Serving as a Director	Annual Retainer for Serving as Committee Chair	Meeting Attendance Fees	Total Cash Compensation
Henry Cornell	—	—	—	—
Jeffrey A. Harris	—	—	—	—
Roger Jarvis	$25,000	—	$15,000	$40,000
James M. Fitzgibbons	$25,000	—	$20,000	$45,000
Philippe S.E. Schreiber	$25,000	—	$20,000	$45,000
Randy Stein	$25,000	$15,000	$14,000	$54,000
Michael E. Wiley	$25,000	$2,292	$11,000	$38,292

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The following table and footnotes show information as of February 28, 2006, except as otherwise noted, regarding the beneficial ownership of our common stock by:

•	each stockholder known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock;

•	each member of our board of directors and each of our named executive officers; and

•	all members of our board of directors and our named executive officers as a group.

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

In calculating the number of shares beneficially owned by each person and the percentage owned by each person, we assumed that all shares issuable upon exercise of options on or prior to April 30, 2006 are exercised by that person. The total number of shares outstanding used in calculating the percentage owned assumes no exercise of options held by other persons.

Name of Beneficial Owner	Number of Common Shares Beneficially Owned		Percentage of Outstanding Common Shares Beneficially Owned (1)
5% Stockholders:
Warburg Pincus Private Equity VIII, L.P. 466 Lexington Avenue New York, NY 10017	10,081,278	(2)	23.0%
The Goldman Sachs Group, Inc. 85 Broad Street New York, NY 10004	2,768,665	(3)	6.3%
State Farm Mutual Automobile Insurance Co. One State Farm Plaza Bloomington, IL 61710	3,241,567	(4)	7.4%
T. Rowe Price Associates, Inc. 100 East Pratt Street Baltimore, MD 21202	4,351,997	(5)	9.9%
Executive Officers and Directors:
Fredrick J. Barrett	259,267	(6)	*
Thomas B. Tyree, Jr.	368,575	(7)	*
Francis B. Barron	41,109	(8)	*
William J. Barrett	1,098,835	(9)	2.5%
J. Frank Keller	434,232	(10)	1.0%
Philippe S.E. Schreiber	51,826	(11)	*
Henry Cornell	2,768,665	(3)	6.3%
Jeffrey A. Harris	10,081,278	(2)	23.0%
James M. Fitzgibbons	26,085	(12)	*
Roger Jarvis	30,741	(13)	*
Randy Stein	3,000	(12)	*
Michael E. Wiley	4,500	(12)	*
All executive officers and directors as a group (21 persons)	16,292,245 (7 (11 (14	(2)(3)(4)(5)(6) )(8)(9)(10) )(12)(13) )	36.5%

*	Less than 1%
(1)	Based on an aggregate of 43,837,395 shares of common stock issued and outstanding as of February 28, 2006.
(2)	Consists of shares directly owned by Warburg Pincus Private Equity VIII, L.P., including three related limited partnerships. Warburg Pincus & Co. serves as the sole general partner of Warburg Pincus Private Equity VIII, L.P. and that limited partnership is managed by Warburg Pincus LLC. Our director, Jeffrey A. Harris, is a general partner of Warburg Pincus & Co. and a member and managing director of Warburg Pincus LLC. All shares indicated owned by Mr. Harris are included because of his affiliation with the Warburg Pincus entities. Mr. Harris disclaims beneficial ownership of all the shares of common stock held by Warburg Pincus Private Equity VIII, L.P. and its affiliates. The 10,081,278 shares are included three times in the table under the beneficial ownership of each of Mr. Harris, Warburg Pincus Private Equity VIII, L.P. and all executive officers and directors as a group.

(3)	The Goldman Sachs Group, Inc., which we refer to as GS Group, and certain affiliates, may be deemed to own beneficially and indirectly in the aggregate 2,768,665 shares of common stock which are owned directly or indirectly by investment partnerships, of which affiliates of Goldman Sachs and GS Group are the general partner or managing general partner. We refer to these investment partnerships as the GS Limited Partnerships. Goldman Sachs is the investment manager of certain of the GS Limited Partnerships. Our director Henry Cornell is a managing director of Goldman Sachs. Mr. Cornell, Goldman Sachs and GS Group each disclaims beneficial ownership of the shares owned directly or indirectly by the GS Limited Partnerships, except to the extent of their pecuniary interest therein, if any. The shares are included three times in the table under the beneficial ownership of each of Mr. Cornell, GS Group and all executive officers and directors as a group.
(4)	Based on information included in a Schedule 13G filed with the Securities Exchange Commission (“SEC”) on February 2, 2006.
(5)	Based on information included in a Schedule 13G filed with the SEC on February 10, 2006.
(6)	Includes 62,626 common shares issuable upon exercise of options that have vested or that will vest on or before April 30, 2006 and 29.43 shares in Mr. Barrett’s Company 401(k) account.
(7)	Includes 119,931 common shares issuable upon exercise of options that have vested or that will vest on or before April 30, 2006 and 29.43 shares in Mr. Tyree’s Company 401(k) account.
(8)	Includes 16,327 common shares issuable upon exercise of options that have vested or that will vest on or before April 30, 2006, 878 shares held by Mr. Barron as custodian for his minor children, 229 restricted shares that vest on March 9, 2006, and 25.77 shares in Mr. Barron’s Company 401(k) account.
(9)	Includes 118,486 common shares issuable upon exercise of options held by Mr. Barrett, the vesting of which will be accelerated upon Mr. Barrett’s retirement. Includes 384,676 shares owned by a limited liability limited partnership in which Mr. Barrett is the general partner.
(10)	Includes 90,414 common shares issuable upon exercise of options held by Mr. Keller, all of which have vested, and 76.37 shares in Mr. Keller’s Company 401(k) account.
(11)	Includes 24,301 common shares issuable upon exercise of options that have vested or that will vest on or before April 30, 2006. Includes 21,085 shares owned by Mr. Schreiber’s spouse.
(12)	Includes 2,500 common shares issuable upon exercise of options that have vested or that will vest on or before April 30, 2006.
(13)	Includes 26,448 common shares issuable upon exercise of options that have vested or that will vest on or before April 30, 2006.
(14)	Includes 798,275 common shares issuable upon exercise of options that have vested or that will vest on or before April 30, 2006 for all directors and executive officers as a group.

Equity Compensation Plan Information

The following table provides aggregate information presented as of December 31, 2005 with respect to all compensation plans under which equity securities are authorized for issuance.

Plan Category	(a) Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted Averaged Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by shareholders	2,663,775	$25.11	3,100,213
Equity compensation plans not approved by shareholders	—	—	—

Total	2,663,775	$25.11	3,100,213

Item 13.	Certain Relationships and Related Transactions

Following is a discussion of transactions between us and our officers, directors and stockholders owning more than 5% of the outstanding shares of preferred stock and common stock.

Mr. Cornell, a director of the Company, is a managing director of Goldman Sachs. Mr. Cornell initially was nominated as a director pursuant to the stockholders’ agreement and stock purchase agreement dated March 28, 2002, relating to the sale of the Series B preferred stock, pursuant to which certain affiliates of Goldman Sachs purchased a total of 14,000,000 shares of the Series B preferred stock for $5.00 per share for a total purchase price of $70,000,000. J. Aron & Company, an affiliate of Goldman Sachs, is the counterparty to certain of the Company’s natural gas and oil hedge transactions. In management’s opinion, the swap and collar terms were provided on terms at least as favorable to the Company as could be obtained from non-related sources.

Mr. Richard Aube, a director of the Company until May 2005, was until July 2005 a Partner of J.P. Morgan Partners LLC, a company affiliated with the lead arranger and agent for our revolving credit facility. In management’s opinion, the terms obtained through the credit facility were provided on terms at least as favorable to the Company as could be obtained from non-related sources. Affiliates of J.P. Morgan Partners have provided commercial banking and related financial services to us in the past and are expected to provide similar services in the future. Mr. Aube was elected as the J.P. Morgan Entities’ (as defined below) nominee on our board of directors pursuant to the stockholders’ agreement and Series B stock purchase agreement, relating to the sale of the Series B preferred stock, pursuant to which the J.P. Morgan Entities purchased 10,000,000 shares of the Series B preferred stock for $5.00 per share for a total purchase price of $50,000,000. JPMorgan Chase Bank, N.A., an affiliate of J.P. Morgan Partners, is a counterparty to certain of the Company’s natural gas and oil hedge transactions. In management’s opinion, the swap and collar terms were provided on terms at least as favorable to the Company as could be obtained from non-related sources.

Mr. Harris, a director of the Company, is a member and serves as a Managing Director at Warburg Pincus LLC. Mr. Harris initially was nominated as a director pursuant to the stockholders’ agreement and Series B stock purchase agreement, relating to the sale of the Series B preferred stock, pursuant to which an affiliate of Warburg Pincus purchased 22,000,000 shares of Series B preferred stock for $5.00 per share for a total purchase price of $110,000,000.

Investments in the Company

In January 2002, the Company issued 1,800,548 shares of common stock to employees for $370,000 for the Company’s initial funding. In connection with the Series B preferred stock purchase agreement entered into in March 2002, all our stockholders prior to our initial public offering were required to become parties to a stockholders’ agreement originally entered into on March 28, 2002. The stockholders’ agreement contains provisions concerning the appointment of directors, limitations on certain corporate activities, the issuance and transfer of securities, and the vesting of shares of common stock issued to employees in January 2002. These shares are subject to vesting requirements as to the length of service with the Company (20% vests on each of January 31, 2002, 2003, 2004, 2005, and 2006, with all shares vesting upon an employee’s reaching the age of 75), which is referred to as “Time Vesting”, and also were subject to vesting requirements as to the amount of proceeds received by the Company from sales of Series B preferred stock to the investors in our Series B preferred stock, pursuant to the Series B stock purchase agreement entered into in March 2002, which is referred to as “Dollar Vesting”. These management shares vest at the later to occur of Time Vesting and Dollar Vesting. Vesting stops upon the occurrence of a liquidation event with respect to the Company, as defined in the agreement, or the sale of the Company. Because the investors purchased all the Series B preferred stock that give rise to Dollar Vesting, the common stock acquired by employees is subject only to Time Vesting going forward. The stockholders’ agreement terminated upon the closing of our initial public offering except for the provisions concerning the vesting of the common stock issued to management and requiring transfers of shares held by parties to the agreement to be made in accordance with applicable securities laws.

Registration Rights Agreements

Agreement with Series B Preferred Stock Investors

On March 28, 2002, we entered into a registration rights agreement with the holders of our Series B preferred stock who purchased 51,000,000 shares pursuant to the stock purchase agreement dated March 28, 2002. Pursuant to the registration rights agreement, we have agreed to register the transfer of the 23,370,233 shares of our common stock, which are referred to in the agreement as the “registrable securities”, they received upon conversion of their Series B preferred stock immediately prior to the completion of our initial public offering, under certain circumstances. These holders include (directly or indirectly through subsidiaries or affiliates), among others, The Goldman Sachs Group, Inc., the J.P. Morgan Entities and Warburg Pincus Private Equity VIII, L.P.

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

Conditions and Limitations; Expenses. The registration rights are subject to certain conditions and limitations, including the right of the underwriters to limit the number of shares to be included in a registration and our right to delay or withdraw a registration statement under certain circumstances. We will generally pay all registration expenses in connection with a demand registration or a registration on Form S-3, regardless of whether a registration statement is filed or becomes effective.

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

Regulatory Sideletter

On March 28, 2002, we entered into a regulatory sideletter with J.P. Morgan Partners (BHCA), L.P., an affiliate of J.P. Morgan Chase & Co. and a regulated entity, which, together with related entities, which previously held more than 5% of our common stock. J.P. Morgan Partners (BHCA), L.P.’s affiliate was a joint-

lead manager in our initial public offering. Under the terms of this sideletter, we agreed to cooperate with J.P. Morgan Partners (BHCA), L.P. in all reasonable respects to assist its regulatory compliance in connection with legal restrictions, including banking regulations, on the type and terms of its investment in our securities, including conversion to nonvoting securities. This sideletter will terminate upon the date on which J.P. Morgan Partners (BCHA), L.P. owns less than five percent of our capital stock.

Item 14.	Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed for professional services rendered by Deloitte & Touche LLP for its audit of our annual financial statements, its review of our quarterly financial statements, including our financial statements included in our Registration Statement on Form S-1 in connection with our initial public offering of common stock in December 2004 and Form S-1 in connection with the sale of common stock by selling stockholders in August 2005, and the audit of the Company’s internal controls as required under the Sarbanes Oxley Act of 2002, for the fiscal years 2004 and 2005 were $690,000 and $496,150, respectively.

Audit Related Fees

The aggregate fees billed for professional services rendered by Deloitte & Touche LLP for assurance and related services that are reasonably related to the performance of audit or review of our financial statements for the fiscal years 2004 and 2005 were $48,000 and $4,600, respectively. The 2004 fees were accrued in connection with the audit of the Statements of Revenues and Direct Operating Expenses for the Wind River Acquisition Properties and Piceance Basin Acquisition Properties for our Registration Statement in connection with our initial public offering. The 2005 fees were incurred in connection with the review of the Form S-8 filed in December 2005.

Tax Fees

The aggregate fees billed for professional services rendered by Deloitte & Touche LLP for professional services for tax compliance, tax advice and tax planning for the fiscal years 2004 and 2005 were $49,000 and $0, respectively.

All Other Fees

Not applicable.

Audit Committee Pre-Approval

Our Audit Committee Charter provides that either (i) the Audit Committee shall pre-approve all auditing and non-auditing services of the independent auditor, subject to de minimus exceptions for other than audit, review or attest services that are approved by the Audit Committee prior to completion of the audit; or (ii) that the engagement of the independent auditor be entered into pursuant to pre-approved policies and procedures established by the Audit Committee, provided that the policies and procedures are detailed as to the particular services and the Audit Committee is informed of each service. The Audit Committee pre-approved all of Deloitte & Touche LLP’s fees for audit services in fiscal years 2004 and 2005. Except as indicated above, there were no fees other than audit fees for fiscal years 2004 and 2005, and the auditors engaged performed all the services described above with their full time permanent employees.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1) and (a)(2) Financial Statements and Financial Statement Schedules

See “Item 8. Financial Statements and Supplementary Data” on page F-1(a)

(a)(3) Exhibits.

Exhibit Number		Description of Exhibits
3.1		Restated Certificate of Incorporation of Bill Barrett Corporation effective immediately prior to the closing of the offering made pursuant to this registration statement. [Incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed with the Commission on December 20, 2004.]

3.2		Bylaws of Bill Barrett Corporation. [Incorporated by reference to Exhibit 3.5 to the Company’s Current Report on Form 8-K filed with the Commission on December 20, 2004.]

4.1		Specimen Certificate of Common Stock. [Incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Company’s Registration Statement on Form 8-A filed with the Commission on December 20, 2004.]

4.2		Registration Rights Agreement, dated March 28, 2002, among Bill Barrett Corporation and the investors named therein. [Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-115445).]

4.3		Stockholders’ Agreement, dated March 28, 2002 and as amended to date, among Bill Barrett Corporation and the investors named therein. [Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 333-115445).]

4.4		Form of Rights Agreement concerning Shareholder Rights Plan, which includes as Exhibit A thereto the Certificate of Designations of Series A Junior Participating Preferred Stock of Bill Barrett Corporation, and as Exhibits B thereto the Form of Right Certificate. [Incorporated by reference to Exhibit 4.4 to Amendment No. 1 to the Company’s Registration Statement on Form 8-A filed with the Commission on December 20, 2004.]

4.5		Form of Certificate of Designations of Series A Junior Participating Preferred Stock of Bill Barrett Corporation, included as Exhibit A to Exhibit 4.4 above.

4.6		Form of Right Certificate, included as Exhibit B to Exhibit 4.4 above.

10.1	(a)	Amended and Restated Credit Agreement, dated February 4, 2004, among Bill Barrett Corporation and the banks named therein. [Incorporated by reference to Exhibit 10.1(a) to the Company’s Registration Statement on Form S-1 (File No. 333-115445).]

10.1	(b)	First Amendment to Amended and Restated Credit Agreement dated as of September 1, 2004 among Bill Barrett Corporation and the banks named therein. [Incorporated by reference to Exhibit 10.1(b) to the Company’s Registration Statement on Form S-1 (File No. 333-115445).]

10.2		Stock Purchase Agreement, dated March 28, 2002, among Bill Barrett Corporation and the investors named therein. [Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File No. 333-115445).]

10.3		Purchase and Sale Agreement, dated March 27, 2002, between Williams Production RMT Company and Bill Barrett Corporation. [Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File No. 333-115445).]

10.4	Purchase and Sale Agreement, dated April 1, 2002, among Wasatch Oil & Gas, LLC, Wasatch Gas Gathering, LLC and Bill Barrett Corporation. [Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File No. 333-115445).]

10.5	Purchase and Sale Agreement, November 4, 2002, among, Intoil, Inc., Aratex Production Company and Bill Barrett Corporation. [Incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-115445).]

10.6	Purchase and Sale Agreement, dated January 1, 2003, among Independent Production Company, Inc., Sapphire Bay, LLC and Bill Barrett Corporation. [Incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-115445).]

10.7(a)*	Form of Indemnification Agreement dated April 15, 2004, between Bill Barrett Corporation and each of the directors and certain executive officers. [Incorporated by reference to Exhibit 10.10(a) to the Company’s Registration Statement on Form S-1 (File No. 333-115445).]
10.7(b)*	Schedule of officers and directors party to Indemnification Agreements dated April 15, 2004 with Bill Barrett Corporation. [Incorporated by reference to Exhibit 10.10(b) to the Company’s Registration Statement on Form S-1 (File No. 333-115445).]

10.8*	Employment Letter Agreement, dated January 10, 2003, between Thomas B. Tyree, Jr. and Bill Barrett Corporation. [Incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-115445).]

10.9*	Amended and Restated 2002 Stock Option Plan. [Incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 333-115445).]

10.10(a)*	Form of Tranche A Stock Option Agreement for 2002 Stock Option Plan. [Incorporated by reference to Exhibit 10.13(a) to the Company’s Registration Statement on Form S-1 (File No. 333-115445).]

10.10(b)*	Form of Tranche B Stock Option Agreement for 2002 Stock Option Plan. [Incorporated by reference to Exhibit 10. 13( b) to the Company’s Registration Statement on Form S-1 (File No. 333-115445).]

10.11*	2003 Stock Option Plan. [Incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 333-115445).]

10.12*	Form of Stock Option Agreement for 2003 Stock Option Plan. [Incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (File No. 333-115445).]

10.13	Form of Management Rights Agreement between Bill Barrett Corporation and certain investors. [Incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (File No. 333-115445).]

10.14	Regulatory sideletter, dated March 28, 2002, between J.P. Morgan Partners (BHCA), L.P. and Bill Barrett Corporation. [Incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1 (File No. 333-115445).]

10.15	Purchase and Sale Agreement effective July 1, 2004 among Calpine Corporation and Calpine Natural Gas, L.P. and Bill Barrett Corporation. [Incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1 (File No. 333-115445).]

10.16	Senior Subordinated Credit and Guaranty Agreement dated as of September 1, 2004 among Bill Barrett Corporation, as Borrower, Bill Barrett Properties Inc. and Bill Barrett Production Company, as Guarantors, various lenders, Goldman Sachs Credit Partners L.P., as sole lead arranger and Goldman Sachs Credit Partners L.P., as administrative agent. [Incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (File No. 333-115445).]

10.17*	Form of Change in Control Severance Protection Agreement for named executive officers. [Incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (File No. 333-115445).]

10.18*	2004 Stock Incentive Plan. [Incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1 (File No. 333-115445).]

10.19*	Revised Form of Stock Option Agreement for 2004 Stock Option Plan.

10.20*	Severance Plan. [Incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1 (File No. 333-115445).]

14	Code of Ethics and Business Conduct [Incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.]

21.1	Subsidiaries of the Registrant. [Incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-1 (File No. 333-115445).]

23.1	Consent of Deloitte & Touche LLP.

23.2	Consent of Ryder Scott Company, L.P., Independent Petroleum Engineers.

23.3	Consent of Netherland, Sewell & Associates, Inc., Independent Petroleum Engineers.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

*	Indicates a management contract or compensatory plan or arrangement, as required by Item 15(a)(3).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act Of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BILL BARRETT CORPORATION

By:	/S/ FREDRICK J. BARRETT
Fredrick J. Barrett Chairman and Chief Executive Officer
Date:	March 2, 2006

Pursuant to the requirements of the Securities Exchange Act Of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ FREDRICK J. BARRETT Fredrick J. Barrett	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 2, 2006

/S/ THOMAS B. TYREE, JR. Thomas B. Tyree, Jr.	Chief Financial Officer (Principal Financial Officer)	March 2, 2006

/S/ ROBERT W. HOWARD Robert W. Howard	Executive Vice President-Finance and Investor Relations, and Treasurer (Principal Accounting Officer)	March 2, 2006

/S/ WILLIAM J. BARRETT William J. Barrett	Director	March 2, 2006

/S/ HENRY CORNELL Henry Cornell	Director	March 2, 2006

/S/ JAMES M. FITZGIBBONS James M. Fitzgibbons	Director	March 2, 2006

/S/ JEFFREY A. HARRIS Jeffrey A. Harris	Director	March 2, 2006

Roger L. Jarvis	Director

/S/ PHILIPPE S.E. SCHREIBER Philippe S. E. Schreiber	Director	March 2, 2006

/S/ RANDY STEIN Randy Stein	Director	March 2, 2006

/S/ MICHAEL E. WILEY Michael E. Wiley	Director	March 2, 2006

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Bill Barrett Corporation

Denver, Colorado

We have audited the accompanying consolidated balance sheets of Bill Barrett Corporation and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Bill Barrett Corporation and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation in 2004 with the implementation of Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment”.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Denver, Colorado

March 1, 2006

BILL BARRETT CORPORATION

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2004	2005
	(in thousands, except share and per share data)
Assets:
Current Assets:
Cash and cash equivalents	$99,926	$68,282
Accounts receivable, net of allowance for doubtful accounts of $89 and $171 as of December 31, 2004 and 2005, respectfully	31,149	55,960
Prepayments and other current assets	4,625	6,598
Deferred income taxes	2,190	10,478

Total current assets	137,890	141,318
Property and Equipment—At cost, successful efforts method for oil and gas properties:
Proved oil and gas properties	517,210	804,421
Unevaluated oil and gas properties, excluded from amortization	137,605	168,284
Furniture, equipment and other	4,964	11,533

	659,779	984,238
Accumulated depreciation, depletion, amortization and impairment	(107,614)	(238,290)

Total property and equipment, net	552,165	745,948
Deferred Income Taxes	3,081	—
Deferred Financing Costs and Other Assets	3,022	1,679

Total	$696,158	$888,945

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts payable and accrued liabilities	$37,392	$58,113
Amounts payable to oil and gas property owners	5,390	19,697
Production taxes payable	15,437	25,930
Derivative liability and other	3,887	29,058

Total current liabilities	62,106	132,798
Note Payable to Bank	—	86,000
Asset Retirement Obligations	11,806	23,733
Deferred income taxes	—	7,960
Other Noncurrent Liabilities	2,514	7,671
Stockholders’ Equity:
Common stock, $0.001 par value; authorized 150,000,000 shares; 43,323,270 and 43,695,286 shares issued at December 31, 2004 and 2005, respectively, with 283,887 and 26,577 shares subject to restrictions, respectively	43	44
Additional paid-in capital	709,578	721,145
Accumulated deficit	(86,320)	(62,515)
Treasury stock, at cost: 124,024 shares	—	(5,180)
Accumulated other comprehensive loss	(3,569)	(22,711)

Total stockholders’ equity	619,732	630,783

Total	$696,158	$888,945

See notes to consolidated financial statements.

BILL BARRETT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2003	2004	2005
	(in thousands, except share and per share amounts)
Operating Revenues:
Oil and gas production	$75,252	$165,843	$284,406
Other	184	4,137	4,353

Total revenues	75,436	169,980	288,759
Operating Expenses:
Lease operating expense	8,462	14,592	19,585
Gathering and transportation expense	3,646	5,968	11,950
Production tax expense	9,815	20,087	33,465
Exploration expense	3,655	12,661	10,930
Impairment, dry hole costs and abandonment expense	4,274	24,011	55,353
Depreciation, depletion and amortization	30,724	68,202	89,499
General and administrative	17,850	21,092	27,752

Total operating expenses	78,426	166,613	248,534

Operating income (loss)	(2,990)	3,367	40,225
Other Income and Expense:
Interest and other income	123	437	1,977
Interest expense	(1,431)	(9,945)	(3,175)

Total other income and expense	(1,308)	(9,508)	(1,198)

Income (Loss) before Income Taxes	(4,298)	(6,141)	39,027
Provision for (Benefit from) Income Taxes	(320)	(875)	15,222

Net Income (Loss)	(3,978)	(5,266)	23,805
Less deemed dividends on preferred stock	—	(36,343)	—
Less cumulative dividends on preferred stock	(12,682)	(18,633)	—

Net income (loss) attributable to common stock	$(16,660)	$(60,242)	$23,805

Net Income (Loss) Per Common Share, Basic	$(19.38)	$(15.40)	$0.55

Net Income (Loss) Per Common Share, Diluted	$(19.38)	$(15.40)	$0.55

Weighted Average Common Shares Outstanding, Basic	859,438	3,912,285	43,238,312

Weighted Average Common Shares Outstanding, Diluted	859,438	3,912,285	43,439,634

See notes to consolidated financial statements.

BILL BARRETT CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

For the years ended December 31, 2003, 2004, and 2005

	Convertible Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Compre- hensive Loss	Total Stock- holders’ Equity	Compre- hensive (Loss) Income
	(in thousands)
Balance—December 31, 2002	$27	$8	$129,103	$(4,988)		$(348)	$123,802
Issuance of Series B convertible preferred stock for cash	24	—	118,952	—	—	—	118,976	$—
Offering costs paid on issuance of Series B convertible preferred stock	—	—	(1,335)	—	—	—	(1,335)	—
Issuance of Series B convertible preferred stock for acquisition of mineral leasehold interests	—	—	1,253	—	—	—	1,253	—
Exercise of options	—	1	23	—	—	—	24	—
Stock-based compensation	—	—	3,637	—	—	—	3,637	—
Comprehensive loss:
Net loss	—	—	—	(3,978)	—	—	(3,978)	(3,978)
Effect of derivative financial instruments, net of tax	—	—	—	—	—	(4,053)	(4,053)	(4,053)

Total comprehensive loss								$(8,031)

Balance—December 31, 2003	$51	$9	$251,633	$(8,966)	$—	$(4,401)	$238,326
Issuance of Series B convertible preferred stock for cash	7	—	33,723	—	—	—	33,730	$—
Exercise of options	—	—	52	—	—	—	52	—
Issuance of Series B convertible preferred stock for acquisition of mineral leasehold interests	—	—	322	—	—	—	322	—
Cancellation of Series A convertible preferred stock	—	—	(500)	—	—	—	(500)	—
Reverse stock split: 1-for-4.658	—	(7)	7	—	—	—	—	—
Proceeds from initial public offering (net of underwriters’ discount of $26,445)	—	15	347,290	—	—	—	347,305	—
Conversion of convertible note payable into common stock	—	—	1,900	—	—	—	1,900	—
Conversion of issued and outstanding Series A convertible preferred stock into common stock upon initial public offering	(6)	2	4	—	—	—	—	—
Conversion of issued and outstanding Series B convertible preferred stock into common stock upon initial public offering	(52)	24	28	—	—	—	—	—
Recognition of 7% cumulative dividend on Series B convertible stock in common stock	—	—	35,745	(35,745)	—	—	—	—
Recognition of deemed dividends related to the conversion of Series B convertible stock into common stock upon initial public offering	—	—	36,343	(36,343)	—	—	—	—
Stock-based compensation	—	—	3,031	—	—	—	3,031	—
Comprehensive (loss) income:
Net loss	—	—	—	(5,266)	—	—	(5,266)	(5,266)
Effect of derivative financial instruments, net of tax	—	—	—	—	—	832	832	832

Total comprehensive loss								$(4,434)

Balance—December 31, 2004	$—	$43	$709,578	$(86,320)	$—	$(3,569)	$619,732
Exercise of options	—	1	7,149	—	(5,180)	—	1,970	$—
Tax benefit from option exercises	—	—	1,227	—	—	—	1,227	—
Stock-based compensation	—	—	3,211	—	—	—	3,211	—
Other	—	—	(20)	—	—	—	(20)	—
Comprehensive income (loss):
Net income	—	—	—	23,805	—	—	23,805	23,805
Effect of derivative financial instruments, net of tax	—	—	—	—	—	(19,142)	(19,142)	(19,142)

Total comprehensive income								$4,663

Balance—December 31, 2005	$—	$44	$721,145	$(62,515)	$(5,180)	$(22,711)	$630,783

See notes to consolidated financial statements.

BILL BARRETT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2003	2004	2005
	(in thousands)
Operating Activities:
Net Income (Loss)	$(3,978)	$(5,266)	$23,805
Adjustments to reconcile to net cash provided by operations:
Depreciation, depletion and amortization	30,724	68,202	89,499
Deferred income taxes	(320)	(875)	15,222
Impairments, dry hole costs and abandonment expense	4,274	24,011	55,353
Stock compensation and other non-cash charges	3,684	3,071	3,226
Amortization of deferred financing costs	148	4,409	1,175
Gain on sale of properties	—	(3,729)	(3,808)
Change in assets and liabilities:
Accounts receivable	(9,272)	(15,802)	(24,811)
Prepayments and other current assets	(803)	(2,037)	(1,891)
Accounts payable, accrued and other liabilities	3,490	3,664	1,700
Amounts payable to oil and gas property owners	1,314	3,450	14,307
Production taxes payable	4,612	7,784	10,493

Net cash provided by operating activities	33,873	86,882	184,270
Investing Activities:
Additions to oil and gas properties, including acquisitions	(173,246)	(327,430)	(314,965)
Additions of furniture, equipment and other	(1,823)	(2,141)	(3,720)
Proceeds from sale of properties	11,878	8,811	13,842

Net cash used in investing activities	(163,191)	(320,760)	(304,843)
Financing Activities:
Proceeds from debt	110,000	288,000	146,000
Principal payments on debt	(88,000)	(345,000)	(60,000)
Proceeds from sale of common and preferred stock	119,000	33,782	2,979
Proceeds from initial public offering	—	373,750	—
Offering costs	(1,335)	(26,384)	(84)
Deferred financing costs and other	(26)	(6,378)	34

Net cash provided by financing activities	139,639	317,770	88,929

Increase (Decrease) in Cash and Cash Equivalents	10,321	83,892	(31,644)
Beginning Cash and Cash Equivalents	5,713	16,034	99,926

Ending Cash and Cash Equivalents	$16,034	$99,926	$68,282

See notes to consolidated financial statements.

BILL BARRETT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2003, 2004 and 2005

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

Oil and Gas Properties. The Company’s oil and gas exploration and production activities are accounted for using the successful efforts method. Under this method, all property acquisition costs and costs of exploratory and development wells are capitalized when incurred, pending determination of whether the well has found proved reserves. If an exploratory well does not find proved reserves, the costs of drilling the well are charged to expense and included within cash flows from investing activities in the Consolidated Statements of Cash Flows pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies. The costs of development wells are capitalized whether productive or nonproductive. Oil and gas lease acquisition costs also are capitalized. Interest cost is capitalized as a component of property cost for significant exploration and development projects that require greater than six months to be readied for their intended use. To date, the Company has not capitalized any interest expense.

Other exploration costs, including personnel costs, certain geological and geophysical expenses and delay rentals for oil and gas leases, are charged to expense as incurred. The sale of a partial interest in a proved property is accounted for as a cost recovery and no gain or loss is recognized as long as this treatment does not

BILL BARRETT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Materials and supplies consist primarily of tubular goods and well equipment used in future drilling operations or repair operations and is carried at the lower of cost or market, on a first-in, first-out basis.

The following table sets forth the net capitalized costs and associated accumulated depreciation, depletion and amortization, including impairments, relating to the Company’s natural gas and oil producing activities (in thousands):

	As of December 31,
	2004	2005
Proved properties	$258,387	$286,503
Wells and related equipment and facilities	216,335	445,943
Support equipment and facilities	38,890	64,969
Materials and supplies	3,598	7,006

Total proved oil and gas properties	517,210	804,421
Accumulated depreciation, depletion, amortization and impairment	(105,633)	(234,713)

Total proved oil and gas properties, net	$411,577	$569,708

Unevaluated properties	$97,099	$93,145
Wells and equipment in progress	40,506	75,139

Total unevaluated oil and gas properties, excluded from amortization	$137,605	$168,284

Net changes in capitalized exploratory well costs for the years ended December 31, 2003, 2004 and 2005 are reflected in the following table (in thousands):

	Year Ended
	December 31,
	2003	2004	2005
	(in thousands)
Beginning of period	$2,825	$310	$19,940
Additions to capitalized exploratory well costs pending the determination of proved reserves	37,801	85,445	209,847
Reclassifications to wells, facilities and equipment based on the determination of proved reserves	(38,103)	(42,788)	(157,158)
Exploratory well costs charged to impairment, dry hole costs and abandonment expense	(2,213)	(23,027)	(11,099)

End of period	$310	$19,940	$61,530

BILL BARRETT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides an aging of capitalized exploratory well costs based on the date the drilling was completed and the number of wells for which exploratory well costs have be capitalized for a period greater than on year since the completion of drilling (dollars expressed in thousands):

	Year Ended
	December 31,
	2003	2004	2005
	(in thousands)
Capitalized exploratory well costs that have been capitalized for a period of one year or less	$310	$19,940	$58,113
Capitalized exploratory well costs that have been capitalized for a period greater than one year	—	—	3,417

End of period balance	$310	$19,940	$61,530

Number of exploratory wells that have costs capitalized for a period greater than one year	—	—	24

As of December 31, 2005, exploratory well costs that have been capitalized for a period greater than one year since the completion of drilling include costs of $3.4 million. The majority of our exploratory wells that have been capitalized for a period greater than one year are located in the Powder River Basin. In this basin, we drill wells into various coal seams. In order to produce gas from the coal seams, a period of dewatering lasting from a few to twenty four months, or in some cases longer, is required prior to obtaining sufficient gas production to justify capital expenditures for compression and gathering, and to classify the reserves as proved.

In addition to our wells in the Powder River Basin, the Company had one well that has been capitalized for a period greater than one year outside of the Powder River Basin. It cannot be completed until the approval of the Bureau of Land Management is granted for the right of way to build a gathering line to an existing gas pipeline.

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

During the years ended December 31, 2004 and 2005, the Company recognized non-cash impairment charges of $0.5 million and $42.7 million, respectively included within the Impairment, dry hole costs and abandonment expense, all of which was related to its proved oil and gas properties in the Wind River Basin. The impairment expense during 2005 is comprised of a $29.5 million impairment charge in the Cooper Reservoir field, $11.3 million impairment charge in the Talon field and $1.9 million impairment charge in the East Madden field. This was primarily a result of production from existing and recently drilled wells in the Cooper Reservoir field declining more rapidly than anticipated due to interference caused by infill drilling. Additionally, in the Talon and East Madden fields, production from exploratory wells was at a rate that did not justify the capital investment in those wells. The carrying amount of these properties was adjusted to fair value, which was determined based upon the present value of future cash flows, net of operating and development costs, discounted at various rates consistent with current market conditions at which similar types of properties are being traded.

BILL BARRETT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Furniture, Equipment and Other. Land and other office and field equipment are recorded at cost. Costs of renewals and improvements that substantially extend the useful lives of the assets are capitalized. Leasehold improvements are amortized over the life of the lease. Maintenance and repairs are expensed when incurred. Depreciation of other property and equipment is computed using the straight-line method over their estimated useful lives of three to ten years. Upon retirement or disposition of assets, the costs and related accumulated depreciation are removed from the accounts with the resulting gains or losses, if any, reflected in results of operations.

Accounts Payable and Accrued Liabilities. Accounts payable and accrued expenses are comprised of the following:

	As of December 31,
	2004	2005
Accrued drilling and facility costs	$16,299	$36,070
Accrued lease operating and gathering and transportation expenses	2,680	3,037
Accrued general and administrative expenses	3,745	5,013
Trade payables	10,693	8,411
Other	3,975	5,582

Total accounts payable & accrued liabilities	$37,392	$58,113

Environmental Liabilities. Environmental expenditures that relate to an existing condition caused by past operations and that do not contribute to current or future revenue generation are expensed. Liabilities are accrued when environmental assessments and/or clean-ups are probable, and the costs can be reasonably estimated. As of December 31, 2004 and 2005, the Company has not accrued for nor been fined or cited for any environmental violations, which would have a material adverse effect upon capital expenditures, operating results or the competitive position of the Company.

Revenue Recognition. The Company records revenues from the sales of natural gas and crude oil when delivery to the customer has occurred and title has transferred. This occurs when oil or gas has been delivered to a pipeline or a tank lifting has occurred.

The Company may have an interest with other producers in certain properties, in which case the Company uses the sales method to account for gas imbalances. Under this method, revenue is recorded on the basis of gas actually sold by the Company. In addition, the Company records revenue for its share of gas sold by other owners that cannot be volumetrically balanced in the future due to insufficient remaining reserves. The Company also reduces revenue for other owners’ gas sold by the Company that cannot be volumetrically balanced in the future due to insufficient remaining reserves. The Company’s remaining over- and under-produced gas balancing positions are considered in the Company’s proved oil and gas reserves. Gas imbalances at December 31, 2004 and 2005 were not significant.

Comprehensive (Loss) Income. Comprehensive (loss) income consists of net (loss) income and the effective component of derivative instruments classified as cash flow hedges. Comprehensive (loss) income is presented net of income taxes in the Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss).

BILL BARRETT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

For derivative instruments designated as cash flow hedges, changes in fair value, to the extent the hedge is effective, are recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. Hedge effectiveness is assessed quarterly based on total changes in the derivative’s fair value. Any ineffective portion of the derivative instrument’s change in fair value is recognized immediately in earnings.

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

Income Taxes. Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently payable plus deferred income taxes related to certain income and expenses recognized in different periods for financial and income tax reporting purposes. Deferred income tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when assets are recovered or liabilities are settled. Deferred income taxes are also recognized for tax credits that are available to offset future income taxes. Deferred income taxes are measured by applying currently enacted tax rates.

Stock-Based Compensation. In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004) Share-Based Payment (“SFAS No. 123(R)”), which revises SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services, focusing primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. It also addresses transactions in which an entity incurs liabilities in exchange for goods and services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. We early adopted the provisions of the new standard effective October 1, 2004. Prior to the adoption of SFAS No. 123(R), we used the intrinsic value method in accordance with APB Opinion No. 25 and the disclosure provisions of SFAS No. 123.

BILL BARRETT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For awards granted while we were a nonpublic company (those granted prior to April 16, 2004, the date of which is defined by SFAS No. 123(R) as the date we became a public company as a result of making a filing with a regulatory agency in preparation for the sale of equity securities in a public market), we adopted SFAS No. 123(R) using the prospective transition method. Under the prospective transition method, we continue to account for awards granted prior to becoming a public company using the minimum value method described under SFAS No. 123. Accordingly, zero compensation expense was recorded upon adoption of SFAS No. 123(R) for those awards. Additionally, the calculated fair value of those awards using the minimum value method is not comparable to those options granted subsequent to April 16, 2004, for which a fair-value-based method was used.

For awards granted after we were a public company (those granted subsequent to April 16, 2004), we adopted SFAS No. 123(R) using the modified prospective application effective October 1, 2004, whereby as of that date we began applying the provisions of SFAS No. 123(R) to new awards and to awards modified, repurchased, or cancelled on or after October 1, 2004. For awards granted after April 16, 2004 and before October 1, 2004, we recognized share-based employee compensation cost based on the historical grant-date fair value as computed under SFAS No. 123 on October 1, 2004 for the portion of awards previously granted and for which the requisite service had not yet been rendered.

The following table illustrates the pro forma effect on net income and loss per share if compensation costs had been determined based upon the fair value at the grant dates in accordance with SFAS No. 123 for stock option grants issued after we were considered a public company on April 16, 2004, as defined by SFAS No. 123, but before adoption of SFAS No. 123(R) on October 1, 2004:

	Year Ended
	December 31,
	2003	2004
	(in thousands, except per share amounts)
Net loss, as reported	n/a	$(5,266)
Add stock-based compensation included in reported net loss, net of related tax effects	n/a	3,003
Deduct stock-based compensation expense determined under fair value method, net of related tax effects	n/a	(3,016)

Pro forma net loss	n/a	(5,279)
Less cumulative and deemed dividends on preferred stock	n/a	(54,976)

Pro forma loss attributable to common stock	n/a	$(60,255)

Basic loss per share:
As reported	n/a	$(15.40)
Pro forma	n/a	$(15.40)
Diluted loss per share:
As reported	n/a	$(15.40)
Pro forma	n/a	$(15.40)

The Company continues to account for certain stock options under the original provisions of APB Opinion No. 25 as those options were issued prior to April 16, 2004, when we were considered a nonpublic entity as defined by SFAS No. 123(R). As those options were accounted for under the minimum-value method, the calculated fair value is not comparable to those options issued subsequent to April 16, 2004, in which a fair-value-based method was then used. Therefore, pro forma disclosures for stock options granted while we were a nonpublic company accounted for using the minimum-value method have not been included pursuant to SFAS No. 123(R).

BILL BARRETT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the year ended December 31, 2005, the Company granted 266,700 options to purchase shares of common stock with a weighted average exercise price of $32.25 per share and 5,352 nonvested equity shares of common stock. Included within general and administrative expense is non-cash stock based compensation related to option and nonvested equity share awards of $3.0 million and $3.2 million for the years ended December 31, 2004 and 2005, respectively. See Note 10 for additional disclosures about stock-based compensation.

Earnings Per Share. In connection with our initial public offering (“IPO”) in December 2004, a common stock reverse split of 1-for-4.658 was effected. All share and per share amounts for periods prior to December 2004 reflect the reverse split.

Basic net income (loss) per common share of stock is calculated by dividing net income (loss) attributable to common stock by the weighted-average of vested common shares outstanding during each period. Diluted net income (loss) attributable to common shareholders is calculated using the treasury stock method, which also considers the impact to net income and common shares for the potential dilution from stock options and nonvested equity shares of common stock.

Net income (loss) attributable to common stock is calculated by reducing net (loss) income by dividends earned on preferred securities. For the years ended December 31, 2003 and 2004, Series B preferred dividends, whether or not declared or paid, are considered earned for these calculations. The Series A and Series B preferred stock, the convertible note, the issued common shares subject to restrictions and outstanding options, have not been included in the computation of earnings per share for the years ended December 31, 2003 and 2004, as their inclusion would have been anti-dilutive. For the year ended December 31, 2005, 118,700 shares attributable to the assumed exercise of outstanding options were excluded from the calculation of diluted EPS because the effect was antidilutive.

The Emerging Issues Task Force, (“EITF”), has issued EITF Issue No. 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128 “Earnings Per Share”, (“EITF 03-6”). We adopted EITF 03-6 as of January 1, 2004. EITF 03-6 provides guidance for the computation of earnings per share using the two-class method for enterprises with participating securities or multiple classes of common stock as required by SFAS No. 128. The two-class method allocates undistributed earnings to each class of common stock and participating securities for the purpose of computing basic earnings per share. However, upon completion of our IPO on December 15, 2004, all outstanding preferred securities were converted into common stock and, thus, we were not required to apply the two-class method for the year ended December 31, 2004. For the year ended December 31, 2004, we have included the deemed dividends previously measured related to issuance of preferred securities and their beneficial conversion in the calculation to determine net income (loss) attributable to common stock because the contingency related to the conversion has been resolved due to the completion of the initial public offering.

BILL BARRETT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the calculation of basic and diluted earnings per share:

	Year Ended
	December 31,
	2003	2004	2005
	(in thousands except per share amounts)
Income (loss) from continuing operations	$(3,978)	$(5,266)	$23,805
Less cumulative dividends on preferred stock	(12,682)	(18,633)	n/a
Less deemed dividends on preferred stock	—	(36,343)	n/a

Income (loss) from continuing operations to be allocated	(16,660)	(60,242)	23,805
Less allocation of undistributed earnings to participating preferred stock	—	—	—

Net income (loss) attributable to common stock	(16,660)	(60,242)	23,805
Adjustments to net income for dilution	n/a	n/a	—

Net income (loss) adjusted for the effect of dilution	$(16,660)	$(60,242)	$23,805

Basic weighted-average common shares outstanding in period	859.4	3,912.3	43,238.3
Add dilutive effects of stock options and nonvested equity shares of common stock	—	—	201.3

Diluted weighted-average common shares outstanding in period	859.4	3,912.3	43,439.6

Basic income (loss) per common share	$(19.38)	$(15.40)	$0.55

Diluted income (loss) per common share	$(19.38)	$(15.40)	$0.55

The weighted-average number of common shares outstanding used in the income (loss) per share calculation is computed pursuant to SFAS No. 128. The weighted-average common shares outstanding for the year ended December 31, 2004 does not include the 6,594,725 shares of Series A or the 51,951,418 shares of Series B preferred stock that were converted into to a total of 26,387,679 common shares until the completion of our initial public offering in December, 2004.

Industry Segment and Geographic Information. The Company operates in one industry segment, which is the exploration, development and production of natural gas and crude oil, and all of the Company’s operations are conducted in the United States. Consequently, the Company currently reports a single industry segment.

Reclassifications. The Company reclassified $2.5 million and $23.5 million for the years ended December 31, 2003 and 2004, respectively, from exploration expense to impairment, dry hole costs and abandonment expense in the statements of operations to conform to the current period presentation.

The Company reclassified $3.6 million and $3.0 million for the years ended December 31, 2003 and 2004, respectively, from non-cash stock-based compensation expense to general and administrative expense in the statements of operations to conform to the current period presentation.

New Accounting Pronouncements. In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. Statement 154 changes the requirements for the accounting and reporting of a change in accounting principle. APB Opinion No. 20 previously required that most voluntary changes in an accounting principle be recognized by including the cumulative effect of the new accounting principle in net income of the period of the change. SFAS No. 154 now requires retrospective application of changes in an accounting principle to prior period financial statements, unless it is impracticable to determine

BILL BARRETT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

either the period-specific effects or the cumulative effect of the change. The Statement is effective for fiscal years beginning after December 15, 2005. We do not expect the adoption of this statement will have a material impact on our financial statements.

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

On October 18, 2005, the FASB issued FSP FAS No. 123(R)-2, Practical Accommodation to the Application of Grant Date as Defined in SFAS No. 123(R), which provides a reasonable approach in determining the grant date of an equity award. The Position clarifies that a mutual understanding of the grant terms shall be presumed to exist at the date the award is approved if (1) the grantee is not able to negotiate the terms of the award and (2) the terms of the grant are communicated to the grantee within a reasonable period of time. FSP FAS No. 123(R)-2 was effective for our Company as of the fourth quarter of 2005 and its adoption did not have an impact on our financial statements.

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

In February 2006, the FASB issued FSP FAS No. 123(R)-4, Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event. This FSP is effective for reporting periods beginning after February 3, 2006, with early application permitted, and it amends FAS No. 123(R) by stipulating that if a cash settlement feature can be exercised only upon the occurrence of a contingent event that is outside the employee’s control then it should be treated as an equity award until it becomes probable that the event will occur. As of December 31, 2005, the Company has accounted for all options in accordance with FSP FAS No. 123(R)-4.

3. Supplemental Disclosures of Cash Flow Information:

Supplemental cash flow information is as follows:

	Year Ended
	December 31,
	2003	2004	2005
	(in thousands)
Cash paid for interest	$1,168	$5,362	$1,903
Supplemental disclosures of noncash investing and financing activities:
Preferred stock issued for payment of oil and gas properties	1,253	322	—
Preferred stock returned in settlement to terminate an exploration agreement	—	(500)	—
Treasury stock acquired for employee stock option exercises	—	—	5,180
Conversion of convertible note payable into Series A convertible preferred stock	—	1,900	—
Changes in working capital related to acquisition of property and equipment	19,687	2,099	17,889
Net change in asset retirement obligations	2,936	7,153	10,854

BILL BARRETT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Acquisitions and Dispositions

On July 1, 2002, the Company paid $2.5 million to the Crow Tribe in Montana (the “Crow Tribe”) for an option to acquire leasehold interests pursuant to an exploration agreement dated June 11, 2002. Payment for the option consisted of $2.0 million in cash and 119,904 shares of the Company’s Series A preferred stock. On August 1, 2002, the Company acquired from the Crow Tribe 11,540 leasehold acres for $2.6 million in cash. The Company and the Crow Tribe negotiated a settlement to terminate the exploration agreement, which was approved by the Bureau of Indian Affairs on February 20, 2004. The settlement agreement provides, among other things, for the Crow Tribe to return to the Company the 119,904 shares of Series A preferred stock, the payment of $2.4 million to the Company, and additional payments to the Company of $1.5 million over five and one half years with interest fixed at the prime rate in effect on February 20, 2004 plus 2%, or a total of 6%. An impairment charge of $856,000 was recorded as of December 31, 2003. The Company received the 119,904 shares of stock on March 8, 2004, and received the payment of $2.4 million on March 11, 2004. In addition, the first payment of $750,000 toward the $1.5 million, plus accrued interest, was received in February 2005, and the second payment of $150,000, plus accrued interest, was received in August 2005.

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

The following unaudited pro forma information presents the financial information of the Company as if the Piceance Basin Acquisition Properties were acquired on January 1, 2003:

	Year Ended December 31,
	2003		2004
	As Reported	Pro Forma	As Reported	Pro Forma
	(in thousands)
Revenue	$75,436	$90,302	$169,980	$182,271
Direct operating expenses	(21,923)	(24,379)	(40,647)	(42,489)

Revenues in excess of direct operating expenses	53,513	65,923	129,333	139,782
Net Loss	$(3,978)	$(4,070)	$(5,266)	$(4,049)

Basic and Diluted Net Loss Per Common Share	$(19.38)	$(19.49)	$(15.40)	$(15.09)

5. Note Payable to Bank

The Company has a credit facility (the “Credit Facility”) which provides for a maturity date of February 4, 2007 and commitments of $200 million with an initial borrowing base of $150 million. The initial borrowing base under the Credit Facility includes a $50 million portion, referred to as the “Tranche B” portion that allows the borrowing base to be greater than the typical borrowing base that would have been computed based on proved natural gas and oil reserves. The Credit Facility bears interest, based on the borrowing base usage, at LIBOR or an alternate base rate (based upon the greater of the prime rate, or on the federal funds effective rate) plus applicable margins ranging from 0% to 3.75%. The Company pays commitment fees ranging from 0.375% to 0.50% of the unused borrowing base.

The Credit Facility contains financial covenants, including but not limited to a maximum total debt to EBITDAX ratio (as defined), a minimum current ratio, an interest coverage ratio, and a minimum present value to total debt ratio. The Company has complied with all covenants for all periods. This facility is secured by the Company’s oil and gas properties representing at least 85% of the total value of the Company’s proved reserves and the pledge of all of the stock of the Company’s subsidiaries.

BILL BARRETT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On September 1, 2004, the Company amended its Credit Facility to increase the borrowing base to $200 million from $150 million and to allow for incurrence of unsecured debt. The Tranche B portion was amended to be the lesser of $45 million and the difference between $200 million and the borrowing base computed by the bank group based on proved reserves. The Tranche B portion of the amended Credit Facility terminated on November 30, 2005. At December 31, 2005, the total borrowing base, excluding the Tranche B portion, remains at $200 million, which was redetermined based upon our June 30, 2005 reserve report. At December 31, 2005, borrowings outstanding under the Credit Facility totaled $86 million. The weighted-average interest rate was 5.9% at December 31, 2005.

In order to fund the acquisition of the Piceance Basin Acquisition Properties and related costs (see Note 4), the Company entered into a senior subordinated credit and guaranty agreement, or bridge loan, which had a total principal amount of $150 million. In December 2004, the bridge loan was repaid in full with proceeds from our initial public offering and the bridge loan was terminated. The interest rate under the bridge loan was equal to LIBOR, for one or three month periods as selected by the Company and which are known as interest periods, plus a margin. From September 1, 2004 to December 2004, the margin was 4.0%.

6. Asset Retirement Obligations

The Company accounts for its asset retirement obligations in accordance with SFAS No. 143. The estimated fair value of the future costs associated with dismantlement, abandonment and restoration of oil and gas properties is recorded generally upon acquisition or completion of a well. The net estimated costs are discounted to present values using a risk adjusted rate over the estimated economic life of the oil and gas properties. Such costs are capitalized as part of the related asset. The asset is depleted on the units-of-production method on a field-by-field basis. The associated liability is classified in other long-term liabilities in the accompanying Consolidated Balance Sheets. The liability is periodically adjusted to reflect (1) new liabilities incurred, (2) liabilities settled during the period, (3) accretion expense, and (4) revisions to estimated future cash flow requirements. The accretion expense is recorded as a component of depreciation, depletion and amortization expense in the accompanying Consolidated Statements of Operations.

A reconciliation of the Company’s asset retirement obligations is as follows:

	Year Ended
	December 31,
	2003	2004	2005
	(in thousands)
Beginning of period	$1,117	$4,297	$11,806
Liabilities incurred	1,932	6,996	2,429
Liabilities settled	—	(848)	(203)
Accretion expense	244	397	1,276
Revisions to estimate	1,004	964	8,425

End of period	$4,297	$11,806	$23,733

7. Fair Value of Derivatives and Other Financial Instruments

The Company’s financial instruments including cash and cash equivalents, accounts and notes receivable and accounts payable are carried at cost, which approximates fair value due to the short-term maturity of these instruments. The recorded value of the Credit Facility, as discussed in Note 5, approximates the fair value due to its floating rate structure. The Company’s commodity derivatives are marked to market with changes in fair value being recorded in other comprehensive income.

BILL BARRETT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

At December 31, 2005, the Company had the following cashless collars (purchased put options and written call options) in order to hedge a portion of our 2006 and 2007 natural gas and oil production. The cashless collars are used to establish floor and ceiling prices on anticipated future natural gas production. The index prices for natural gas contracts are based on Rocky Mountain delivery points and the index prices for oil contracts are based on West Texas Intermediate Crude Oil as quoted on the New York Mercantile Exchange.

Product	Volume Per Day	Quantity Type	Weighted Average Floor Pricing	Weighted Average Ceiling Pricing	Index Price (1)	Contract Period
Natural gas	35,000	MMBtu	$4.82	$6.72	NORRM	1/1/2006–12/31/2006
Natural gas	24,000	MMBtu	$7.54	$13.68	CIG	1/1/2006–12/31/2006
Oil	750	Bbls	$42.53	$52.26	WTI	1/1/2006–12/31/2006
Natural gas	29,000	MMBtu	$5.25	$10.22	CIG	1/1/2007–12/31/2007
Oil	600	Bbls	$50.00	$78.15	WTI	1/1/2007–12/31/2007

(1)	NORRM refers to Northwest Pipeline Rocky Mountains price and CIG refers to Colorado Interstate Gas Rocky Mountains price as quoted in Platt’s Inside FERC on the first business day of each month. WTI refers to West Texas Intermediate price as quoted on the New York Mercantile Exchange.

At December 31, 2005, the estimated fair value of contracts designated and qualifying as cash flow hedges under SFAS No. 133 was a liability of $36.0 million. The Company will reclassify the appropriate amount to gains or losses included in oil and natural gas production operating revenues as the hedged production quantity is produced. Based on current projected market prices, the net amount of existing unrealized after-tax loss as of December 31, 2005 to be reclassified from accumulated other comprehensive loss to net income in the next twelve months would be $18.3 million. The Company anticipates that all original forecasted transactions will occur by the end of the originally specified time periods.

Derivative contract settlements included in oil and gas production operating revenues totaled net losses of $7.7 million, $12.4 million and $24.3 million for the years ended December 31, 2003, 2004 and 2005 respectively. As the underlying prices in the Company’s hedge contracts were consistent with the indices used to sell its oil and gas, no ineffectiveness was recognized related to its hedge contracts for the years ended December 31, 2003, 2004, and 2005.

8. Income Taxes

The expense (benefit) for income taxes consists of the following:

	Year Ended December 31,
	2003	2004	2005
	(in thousands)
Deferred:
Federal	$(296)	$(688)	$14,629
State	(24)	(187)	593

Total	$(320)	$(875)	$15,222

BILL BARRETT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income tax expense (benefit) differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pretax income (loss) from continuing operations as a result of the following:

	Year Ended December 31,
	2003	2004	2005
	(in thousands)
Income tax expense (benefit) at the federal statutory rate	$(1,461)	$(2,088)	$13,659
State income taxes, net of federal tax effect	(24)	(187)	593
Non-deductible stock-based compensation	1,185	1,392	797
Other, net	(20)	8	173

Income tax expense (benefit)	$(320)	$(875)	$15,222

The tax effects of temporary differences that give rise to significant components of the deferred tax assets and deferred tax liabilities at December 31, 2004 and 2005 are presented below:

	December 31,
	2004	2005
	(in thousands)
Current:
Deferred tax assets:
Derivative instruments	$1,438	$10,751
Accrued employee bonus	909	—
Other	(157)	(273)

Total current deferred tax assets	$2,190	$10,478

Long-term:
Deferred tax assets:
Net operating loss carryforward	$15,155	$30,323
Start-up/organization costs, net	431	229
Long-term derivative instruments	658	2,587
Stock-based compensation	354	324
Deferred rent	273	248
Other	32	56

Total long-term deferred tax assets	16,903	33,767
Deferred tax liabilities:
Oil and gas properties	(13,391)	(41,534)
Other	(431)	(193)

Total long-term deferred tax liabilities	(13,822)	(41,727)

Net long-term deferred tax assets (liabilities)	$3,081	$(7,960)

At December 31, 2005, the Company had approximately $83.0 million of federal and state tax net operating loss carryforwards which expire through 2025.

Income tax expense (benefit) for the years ended December 31, 2003, 2004 and 2005 differs from the amounts that would be provided by applying the U.S. federal income tax rate to income (loss) before income taxes principally due to stock-based compensation not deductible for income tax purposes and other permanent differences.

BILL BARRETT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2005, the Company’s balance sheet reflected net deferred tax assets of $2.5 million, of which $13.3 million pertains to the tax effects of derivative instruments reflected in other comprehensive loss.

9. Stockholders’ Equity

On December 9, 2004, the Company priced its shares to be issued in its initial public offering and began trading on the New York Stock Exchange the following day under the ticker symbol “BBG”. Immediately prior to the initial public offering, a $1.9 million mandatorily convertible note was converted into 455,635 shares of Series A convertible preferred stock (“Series A preferred”), all of the then outstanding shares of Series A preferred and Series B convertible preferred stock (“Series B preferred”) were converted into 2,592,317 and 23,795,362 shares, respectively, of common stock, and the 9,242,648 shares of issued common stock were reverse split into 1,984,303 shares of common stock. Through the initial public offering, the Company sold an additional 14,950,000 shares of common stock to the public at the offering price of $25.00 per share, resulting in total outstanding shares of 43,321,982 immediately following the initial public offering. The Company received $347.3 million in net proceeds after deducting underwriters’ fees and related offering expenses. The proceeds received from the initial public offering were used principally to pay down debt outstanding under our credit facility and the bridge loan.

The Company’s authorized capital structure consists of 75,000,000 shares of $0.001 par value preferred stock and 150,000,000 shares of $0.001 par value common stock. In October 2004, 150,000 shares of $0.001 par value preferred stock were designated as Series A Junior Participating Preferred Stock. At December 31, 2005, the Series A Junior Participating Preferred Stock was the Company’s only designated preferred stock, the remainder of authorized preferred stock being undesignated. Until the date of the Company’s initial public offering, 6,900,000 shares were designated as Series A preferred stock and 52,185,000 shares were designated as Series B preferred stock, both of which were eliminated in December 2004 following the Company’s initial public offering.

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

Series A Preferred Stock. Following the Company’s initial public offering, Series A convertible preferred stock was eliminated. Prior to the Company’s initial public offering, Series A preferred consisted of 6,900,000

BILL BARRETT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

authorized shares with a stated purchase price of $4.17 per share. It ranked senior to the Company’s common stock with respect to dividends and specified liquidation events. Immediately prior to the Company’s initial public offering, 6,594,725 shares of Series A preferred were issued and outstanding and converted into 2,592,317 shares of common stock.

In connection with the early capitalization of the Company, a mandatorily convertible note was issued for $1.9 million, which amount was classified in long-term liabilities, and pursuant to the terms of the note, automatically converted into 455,635 shares of Series A preferred immediately prior to the Company’s initial public offering.

Series B Preferred Stock. Following the Company’s initial public offering, Series B convertible preferred stock was eliminated. Prior to the Company’s initial public offering, 51,951,418 shares were issued and outstanding and converted, along with $35.7 million of its 7% cumulative and unpaid dividends, into 23,795,362 shares of common stock. Immediately prior to the Company’s initial public offering, Series B convertible preferred stock ranked senior to the Company’s Series A preferred and common stock with respect to dividends and specified liquidation events.

In May 2004, the Company received final payment from investors of Series B preferred stock. Pursuant to EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, these issuances resulted in a beneficial conversion (deemed dividend) since the shares were issued with nondetachable conversion features which were deemed to be in-the-money at the commitment date. According to EITF 98-5, we are required to measure, but not record, the deemed dividend at the commitment date if the shares are convertible only upon the occurrence of a future event outside the control of the holder of such securities and contain conversion terms that change upon the occurrence of a future event. We measured deemed dividends of $19.3 million and $11.3 million related to the 2003 and 2004 issuances of convertible Series B preferred stock, respectively. Additionally, pursuant to EITF 00-27, Application of Issue 98-5 to Certain Convertible Instruments, we measured and recorded at the initial public offering date additional deemed dividends of $3.1 million pertaining to the conversion of Series A and B convertible preferred stock into common stock at a discount to the initial public offering price related to the liquidation preference being converted less the underwriters’ fees. Total deemed dividends recorded at the initial public offering date equaled $36.3 million.

In March and April 2004, the Company sold 50,000 and 95,918 shares, respectively, of Series B preferred stock for $5.00 per share to certain of its employees and recorded non-cash stock-based compensation expense accordingly.

Common Stock. On January 30, 2002, the Company issued, subject to restrictions and adjusted for the 1-for-4.658 reverse stock split on the Company’s initial public offering date, 1,800,548 shares of common stock to founding management and employees. On March 28, 2002, these common stockholders entered into a stockholders’ agreement to restrict ownership of the shares with the following dual vesting provisions: (1) one share vesting for every $141.62355 received from investors in Series B Preferred Stock (“dollar vesting”), and (2) 20% vesting upon purchase and an additional 20% vesting each year for four years after purchase (“time vesting”). These management shares vest at the later to occur of time vesting and dollar vesting. Vesting ceases upon the occurrence of a liquidation event with respect to the Company, as defined in the agreement, or the sale of the Company. At each measurement date (the date the Company received funds from the investors in Series B preferred, i.e., the shares dollar vested), compensation expense was determined based on the then known number of shares that had dollar vested and, to the extent those shares were time vested, stock-based compensation expense was immediately recorded. The remaining charge was recorded as deferred compensation within stockholders’ equity and amortized over the remaining time vesting service period in accordance with FIN No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.

BILL BARRETT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Of the 1,800,548 common shares issued to founding management and employees, 100% of the shares were dollar vested and 1,778,710 and 1,516,661 shares were time vested as of December 31, 2005 and 2004, respectively. The remaining time vesting will occur ratably through January 2006.

Treasury Stock. In 2005, certain employees paid for the exercise cost of stock options through the transfer of shares of the Company’s common stock to the Company at market prices. As of December 31, 2005 the Company held 124,024 shares of common shares as treasury stock at a cost of $5.2 million.

The following table reflects the activity in the Company’s common, preferred, and treasury stock. All common stock amounts reflect the reverse split that occurred in conjunction with our initial public offering.

	Year Ended December 31,
	2003	2004	2005
Series A Preferred Stock Outstanding:
Shares at beginning of period	6,258,994	6,258,994	—
Shares returned in settlement to terminate an exploration agreement	—	(119,904)	—
Shares issued upon conversion of convertible note payable	—	455,635	—
Shares converted into common stock immediately prior to initial public offering	—	(6,594,725)	—

Shares at end of period	6,258,994	—	—

Series B Preferred Stock Outstanding:
Shares at beginning of period	21,100,000	45,145,700	—
Shares issued under Stock Purchase Agreement dated March 28, 2002	23,300,000	6,600,000	—
Shares issued for cash under Bill Barrett Corporation Employee Restricted Stock Purchase Plan	495,100	145,918	—
Shares issued for mineral leasehold interests	250,600	59,800	—
Shares converted into common stock immediately prior to initial public offering	—	(51,951,418)	—

Shares at end of period	45,145,700	—	—

Common Stock Outstanding:
Shares at beginning of period	1,800,548	1,857,477	43,323,270
Exercise of common stock options	56,929	128,135	366,664
Shares issued for nonvested equity shares of common stock	—	—	5,352
Fractional shares after reverse split paid in cash	—	(21)	—
Shares issued upon conversion of Series A preferred stock	—	2,592,317	—
Shares issued upon conversion of Series B preferred stock and Series B cumulative dividends	—	23,795,362	—
Shares issued upon initial public offering	—	14,950,000	—

Shares at end of period	1,857,477	43,323,270	43,695,286

Treasury Stock:
Shares at beginning of period	—	—	—
Treasury stock acquired	—	—	124,024

Shares at end of period	—	—	124,024

BILL BARRETT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accumulated Other Comprehensive Loss. The Company follows the provisions of SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting comprehensive income. The components of accumulated other comprehensive loss and related tax effects for the years ended December 31, 2003, 2004 and 2005 were as follows:

	Gross	Tax Effect	Net of Tax
	(in thousands)
Accumulated other comprehensive loss—December 31, 2002	$(552)	$204	$(348)
Change in fair value of hedges	(6,986)	2,585	(4,401)
Reclassification adjustment for realized losses on hedges included in net loss	552	(204)	348

Accumulated other comprehensive loss—December 31, 2003	(6,986)	2,585	(4,401)
Change in fair value of hedges	(5,665)	2,096	(3,569)
Reclassification adjustment for realized losses on hedges included in net loss	6,986	(2,585)	4,401

Accumulated other comprehensive loss—December 31, 2004	(5,665)	2,096	(3,569)
Change in fair value of hedges	(53,490)	19,792	(33,698)
Reclassification adjustment for realized losses on hedges included in net income (loss)	23,105	(8,549)	14,556

Accumulated other comprehensive loss—December 31, 2005	$(36,050)	$13,339	$(22,711)

10. Common Stock, Stock Options and Other Employee Benefits

As described below, we record non-cash stock-based compensation related to two separate equity awards: restricted common stock and stock option awards. Non-cash stock-based compensation is included in general and administrative expense.

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

The remaining stock-based compensation expense will be recognized over the remaining time vesting service period in accordance with FIN No. 28. Based on the fair value vested for these common stock issuances, the Company recorded $2.0 million and $0.5 million of stock-based compensation expense in the years ended December 31, 2004 and 2005, respectively; none of the stock-based compensation has been capitalized, and the related tax benefit recognized was less than $0.1 million in each of the respective periods. We will continue to recognize stock-based compensation related to this common stock ratably until January 31, 2006, at which time the shares will be fully vested.

BILL BARRETT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of activity for the restricted common stock as of December 31, 2005, and changes during the year then ended, is presented below:

	Shares	Weighted Average Fair Value
Nonvested at January 1, 2005	283,887	$3.26
Granted	—	N/A
Vested	(262,050)	$1.87
Forfeited or expired	—	N/A

Nonvested at December 31, 2005	21,837	$1.75

Stock Options. In January 2002, the Company adopted a stock option plan to benefit key employees, directors and non-employees. This plan was amended and restated in its entirety by the Amended and Restated 2002 Stock Option Plan (the “2002 Option Plan”). The aggregate number of shares which the Company may issue under the 2002 Option Plan may not exceed 1,642,395 shares of the Company’s common stock. Under the 2002 Option Plan, up to 1,180,807 shares are designated as Tranche A and up to 461,588 shares are designated as Tranche B. Until our initial public offering, Tranche A options could be granted with an exercise price of not less than $30.28 per share, and Tranche B options could be granted with an exercise price of not less than $0.20551 per share. Options granted under the 2002 Option Plan expire ten years from the grant date. The options are subject to the following time vesting provisions — 40% on the first anniversary of the date of grant and 20% on subsequent anniversaries of the date of grant subject to the acceleration and other specified occurrences also addressed in Note 9. Options granted on or before February 3, 2003 vested 20% on date of grant and 20% on each of the next four anniversaries of the date of grant. Options granted under the 2002 Stock Option Plan were subject to equity vesting provisions by having all options that are outstanding vest proportionately based on the total number of shares of common stock outstanding assuming the conversion of our outstanding Series A and Series B preferred stock. As of May 12, 2004, all options under the 2002 Stock Option Plan were equity vested.

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

Concurrent with our initial public offering on December 9, 2004, we offered to the 62 employees and directors that held Tranche A options an exchange of their options for new Tranche A options equal in number to 92.6% of their original Tranche A options with a new exercise price equal to the initial public offering price of $25.00 per share and an expiration date of December 9, 2011. The vesting of the exchanged options did not change. All employees accepted this exchange ratio based on a fair value neutral exchange computed using a Black-Scholes model and, as such, the Company recorded no additional stock-based compensation expense.

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

BILL BARRETT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On December 1, 2004, our shareholders approved the 2004 Stock Incentive Plan (the “2004 Incentive Plan”) for the purpose of enhancing our ability to attract and retain officers, employees, directors and consultants and to provide such persons with an interest in the Company parallel to our stockholders. The 2004 Incentive Plan provides for the grant of stock options (including incentive stock options and non-qualified stock options) and other awards (including performance units, performance shares, share awards, restricted stock, restricted stock units, and stock appreciation rights, or SARs). The maximum number of award that may be granted under the 2004 Incentive Plan is 4,900,000. In addition, the maximum number of awards granted to a participant in any one year is 1,225,000. Options granted under the 2004 Incentive Plan expire seven years from the date of grant and vest 25% on the first anniversary of the date of grant, and 25% on each of the next three anniversaries of the date of grant. Unless terminated earlier by our board of directors, the 2004 Incentive Plan will terminate on June 30, 2014. Upon an event constituting a “change in control” (as defined in the 2004 Incentive Plan) of the Company, all options will become immediately exercisable in full. In addition, in such an event, performance units will become immediately vested and restrictions on restricted stock awards will lapse.

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

Currently, our practice is to issue new shares upon stock option exercise, and we do not expect to repurchase any shares in the open market or issue treasury shares to settle any such exercises. For years ended December 31, 2003, 2004 and 2005, we used no cash to repurchase any stock related to any option exercises.

In accordance with SFAS No. 123(R), the fair value of each share-based award under all our plans is estimated on the date of grant using a Black-Scholes pricing model that incorporates the assumptions noted in the following table. Because our common stock has only recently become publicly traded, we have estimated expected volatilities based on an average of volatilities of similar sized Rocky Mountain oil and gas companies whose common stock is or has been publicly traded for a minimum of five years and other similar sized oil and gas companies who recently became publicly traded. For options granted when we were a nonpublic company, we adopted the minimum value method under SFAS No. 123, which uses 0% volatility. Given our stage of growth and requirement for capital investment, we used a 0% expected dividend yield, which is comparable to most of our peers in the industry. The expected term ranges from 1.25 years to 5.0 years based on the 25% on each anniversary date after grant vesting period and factoring in potential blackout dates and historic exercises, with a weighted average of 2.9 years. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect on the date of grant. We estimated a 4% annual compounded forfeiture rate based on historical employee turnover.

	Year Ended December 31,
	2003	2004	2005
Weighted Average Volatility	0%	37%	39%
Expected Dividend Yield	0%	0%	0%
Weighted Average Expected Term (in years)	4.0	3.0	2.9
Weighted Average Risk-free Rate	2.5%	3.1%	3.7%

BILL BARRETT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of share-based option activity under all our plans as of December 31, 2005, and changes during the year then ended, is presented below:

	Shares	Weighted-average Exercise Price	Weighted-average remaining contractual term	Aggregate intrinsic value
Outstanding at January 1, 2005	2,481,427	$21.96
Granted	266,700	32.26
Exercised	(366,664)	19.50
Forfeited or expired	(46,865)	22.84

Outstanding at December 31, 2005	2,334,598	$23.51	5.92	$35,287,205

Exercisable at December 31, 2005	880,685	$23.13	5.83	$13,630,416

The per share weighted-average grant-date fair value of awards granted for the years ended December 31, 2003, 2004 and 2005 was $1.31, $7.11 and $9.54, respectively, and the total intrinsic value of awards exercised during the same periods was $0.3 million, $1.5 million and $6.9 million, respectively. Related to stock option exercises, we received less than $0.1 million in each of the years ended December 31, 2003 and 2004 and $3.0 million for the year ended December 31, 2005. The related tax benefit was nominal for the years ended December 31, 2003 and 2004. For the year ended December 31, 2005, the Company recognized a tax benefit of $1.2 million. In addition, no cash was used to settle stock option exercises for the years ended December 31, 2003, 2004, and 2005.

A summary of the Company’s nonvested equity shares of common stock as of December 31, 2005, and changes during the year then ended, is presented below:

	Shares	Weighted-average Grant Date Fair Value
Outstanding at January 1, 2005	—	$0.00
Granted	5,352	32.70
Exercised	(612)	32.70
Forfeited or expired	—	—

Outstanding at December 31, 2005	4,740	$32.70

Exercisable at December 31, 2005	—	$—

We recorded non-cash stock-based compensation related to awards of $3.6 million, $3.0 million, and $3.2 million for the years ended December 31, 2003, 2004 and 2005, respectively. Included in the $3.2 million of stock-based compensation for the year ended December 31, 2005 is $0.3 million related to the modification of equity awards for certain employees in which their vesting terms were accelerated. None of the stock-based compensation has been capitalized, and the related tax benefit recognized was less than $0.1 million for the years ended December 31, 2003 and 2004. For the year ended December 31, 2005, the Company recognized a tax benefit of $1.2 million that was charged to stockholder’s equity for the exercise of stock options. As of December 31, 2005, there was $7.3 million of total compensation costs related to nonvested stock option and nonvested equity shares of common stock grants that is expected to be recognized over a weighted-average period of 3.0 years.

Other Employee Benefits-401(k) Savings. The Company has an employee directed 401(k) savings plan (the “401(k) Plan”) for all eligible employees over the age of 21. Employees become eligible the quarter following the beginning of their employment. Under the 401(k) Plan, employees may make voluntary contributions based

BILL BARRETT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

upon a percentage of their pretax income. Through December 31, 2005, the Company matched 100% of the employee contribution, up to 4% of the employee’s pretax income. The Company made matching cash contributions of $0.2 million, $0.4 million, and $0.6 million for the years ended December 31, 2003, 2004 and 2005 respectively.

Beginning on January 1, 2006, the Company amended the 401(k) Plan to match 100% of the employee contribution, up to 6% of the employee’s pretax income, with 50% of the match made with the Company’s common stock. Shares of common stock are fully vested upon the date of match.

11. Transactions with Related Parties

A director of the Company is a principal at a company affiliated with the lead arranger and agent for the credit facilities noted in Note 5 above and the company that was an underwriter in our initial public offering.

A director of the Company is a managing director of a company affiliated with the company which wholly owns the counterparty to the natural gas swaps noted in Note 7 above, the company that was the sole lead arranger and administrative agent for the senior subordinated credit and guaranty agreement as discussed in Note 5 above, and the company that was the lead underwriter in our initial public offering.

In management’s opinion, the terms obtained in the above transactions were provided on terms at least as favorable to the Company as could be obtained from non-related sources.

12. Significant Customers and Other Concentrations

Significant Customers. During 2003, ONEOK Inc. accounted for 38.6% and two wholly-owned subsidiaries of Xcel Energy Inc., the names of which are Public Service Co. of Colorado and Cheyenne Light, Fuel and Power Co., accounted for a total of 10.2% of the Company’s oil and gas production revenues. During 2004, ONEOK Inc. accounted for 37.5% of the Company’s oil and gas production revenues. During 2005, ONEOK Inc., Xcel Energy Inc., and OGE Energy Resources Inc. accounted for 20.3%, 10.3%, and 10.0%, respectively, of the Company’s oil and gas production revenues. Management believes that the loss of any individual purchaser would not have a long-term material adverse impact on the financial position or results of operations of the Company.

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

BILL BARRETT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Concentrations of Credit Risk. Derivative financial instruments that hedge the price of oil and gas are generally executed with major financial or commodities trading institutions which expose the Company to market and credit risks and may, at times, be concentrated with certain counterparties or groups of counterparties. Although notional amounts are used to express the volume of these contracts, the amounts potentially subject to credit risk, in the event of non-performance by the counterparties, are substantially smaller. The credit worthiness of counterparties is subject to continuing review and full performance is anticipated. The Company’s policy is to execute financial derivatives only with major financial institutions.

13. Commitments and Contingencies

Transportation Demand and Firm Processing Charges. The Company has entered into contracts which provide firm transportation capacity and processing rights on pipeline systems. The remaining terms on these contracts range from 1 to 13 years and require the Company to pay transportation demand and processing charges regardless of the amount of pipeline capacity utilized by the Company. The Company paid $0.5 million and $1.7 million of transportation demand charges for the years ended December 31, 2004 and 2005, respectively. There were no firm processing charges paid in 2005 or in years prior, and there were no transportation demand charges paid prior to 2004. All transportation costs including demand charges are included in gathering and transportation expense in the Consolidated Statement of Operations.

Future minimum transportation demand and firm processing charges as of and subsequent to December 31, 2005 are as follows (in thousands):

2006	$5,025
2007	5,622
2008	14,866
2009	17,193
2010	17,604
Thereafter	134,615

Total	$194,925

Lease Obligations and Other Commitments. The Company leases office space and certain equipment under non-cancelable operating leases. Office lease expense for the years ended December 31, 2003, 2004 and 2005 was $0.5 million, $0.8 million and $0.9 million, respectively. Additionally, the Company has entered into various long-term agreements for telecommunication service. The Company also has commitments for developing oil and gas properties of $19.9 million, $22.3 million, and $2.3 million for 2006, 2007, and 2008, respectively, which is included in the minimum payment schedule below.

Future minimum annual payments under such leases and agreements as of and subsequent to December 31, 2005 are as follows (in thousands):

	Other Commitments	Office & Equipment Leases
2006	$19,920	$1,273
2007	22,265	1,535
2008	2,345	1,476
2009	—	1,469
2010	—	1,521
Thereafter	—	378

Total	$44,530	$7,652

BILL BARRETT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition to the commitments above, the Company has commitments for the purchase of facilities equipment as of and subsequent to December 31, 2005 for a total of $39.0 million.

14. Supplementary Oil and Gas Information (unaudited)

Costs Incurred. Costs incurred in oil and gas property acquisition, exploration and development activities and related depletion per equivalent unit-of-production were as follows:

	Year Ended December 31,
	2003	2004	2005
	(in thousands, except amortization data)
Acquisition costs:
Unproved properties	$17,581	$73,469	$25,689
Proved properties	30,979	79,440	1,288
Exploration costs	41,846	98,751	218,586
Development costs	94,637	93,304	95,236
Asset retirement obligation	2,936	7,153	10,650

Total costs incurred	$187,979	$352,117	$351,449

Amortization per Mcfe of production	$1.63	$2.12	$2.20

Supplemental Oil and Gas Reserve Information. The reserve information presented below is based on estimates of net proved reserves as of December 31, 2003, 2004, and 2005 that were prepared by internal petroleum engineers in accordance with guidelines established by the Securities and Exchange Commission and were reviewed by Ryder Scott Company and Netherland, Sewell & Associates, Inc., independent petroleum engineering firms.

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

BILL BARRETT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Analysis of Changes in Proved Reserves. The following table sets forth information regarding the Company’s estimated net total proved and proved developed oil and gas reserve quantities, excluding reserves for oil and gas properties held for sale:

	Oil (MBbls)	Gas (MMcf)
Proved reserves:
Balance, December 31, 2002	2,884	101,775
Purchases of oil and gas reserves in place	918	31,798
Extension, discoveries and other additions	754	100,024
Revisions of previous estimates	(342)	(33,902)
Sales of reserves	—	(2,506)
Production	(328)	(16,315)

Balance, December 31, 2003	3,886	180,874
Purchases of oil and gas reserves in place	201	48,949
Extension, discoveries and other additions	1,846	87,098
Revisions of previous estimates	440	(28,490)
Sales of reserves	(161)	(1,691)
Production	(474)	(28,864)

Balance, December 31, 2004	5,738	257,876

Purchases of oil and gas reserves in place	5	3,274
Extension, discoveries and other additions	4,292	91,614
Revisions of previous estimates	(3,676)	(9,989)
Sales of reserves	(2)	(517)
Production	(523)	(36,286)

Balance, December 31, 2005	5,834	305,972

Proved developed reserves:
December 31, 2003	3,166	108,569
December 31, 2004	4,249	153,118
December 31, 2005	4,283	182,777

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

Future cash inflows are computed by applying year-end prices of oil and gas relating to the Company’s proved reserves to the year-end quantities of those reserves. Year-end calculations were made using prices of $32.98, $43.46 and $61.04 per Bbl for oil and $5.81, $5.52, and $7.72 per Mcf for gas for 2003, 2004, and 2005, respectively. The Company also records an overhead expense of $100 per month per operated well in the calculation of its future cash flows.

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

BILL BARRETT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

A 10% annual discount rate was used to reflect the timing of the future net cash flows relating to proved oil and gas reserves.

The following table presents the standardized measure of discounted future net cash flows related to proved oil and gas reserves.

	December 31,
	2003	2004	2005
	(in thousands)
Future cash inflows	$1,179,562	$1,722,369	$2,882,165
Future production costs	(281,355)	(502,269)	(638,004)
Future development costs	(112,452)	(211,464)	(362,424)
Future income taxes	(176,850)	(223,884)	(487,992)

Future net cash flows	608,905	784,752	1,393,745
10% annual discount	(204,085)	(318,643)	(611,267)

Standardized measure of discounted future net cash flows	$404,820	$466,109	$782,478

A summary of changes in the standardized measure of discounted future net cash flows is as follows:

	Year Ended December 31,
	2003	2004	2005
	(in thousands)
Standardized measure of discounted future net cash flows, beginning of period	$153,548	$404,820	$466,109
Sales of oil and gas, net of production costs and taxes	(61,017)	(137,606)	(243,717)
Extensions, discoveries and improved recovery, less related costs	268,258	237,683	303,751
Quantity revisions	(116,979)	(70,074)	(130,275)
Price revisions	128,745	(22,382)	396,299
Net changes in estimated future development costs	(1,625)	9,316	(25,191)
Accretion of discount	17,866	52,082	59,206
Purchases of reserves in place	50,717	83,171	11,260
Sales of reserves	(3,650)	(4,535)	(1,138)
Changes in production rates (timing) and other	59,852	(76,425)	87,349
Net changes in future income taxes	(90,895)	(9,941)	(141,175)

Standardized measure of discounted future net cash flows, end of period	$404,820	$466,109	$782,478

BILL BARRETT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Quarterly Financial Data (unaudited)

The following is a summary of the unaudited financial data for each quarter presented. The income (loss) before income taxes, net income (loss), and net income (loss) per common share for each of the quarters for the years ended December 31, 2004 and 2005.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Year ended December 31, 2004:
Total revenues	$36,441	$42,399	$42,675	$48,465
Income (loss) before income taxes	8,187	5,251	(6,103)	(13,476)
Net income (loss)	4,737	3,035	(3,940)	(9,098)
Net income (loss) per common share, basic	0.01	(0.03)	(6.08)	(4.33)
Net income (loss) per common share, diluted	0.01	(0.03)	(6.08)	(4.33)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Year ended December 31, 2005:
Total revenues	$51,906	$54,449	$71,237	$111,167
Income (loss) before income taxes	5,305	(24,765)	20,555	37,932
Net income (loss)	3,054	(15,871)	13,297	23,325
Net income (loss) per common share, basic	0.07	(0.37)	0.31	0.54
Net income (loss) per common share, diluted	0.07	(0.37)	0.30	0.53