Form 10-Q
period 2006-03-31
BILL BARRETT CORP
filed 2006-05-09
CIK 1172139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑.

There were 43,997,489 shares of $.001 par value common stock outstanding on May 3, 2006.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

BILL BARRETT CORPORATION

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31, 2005	March 31, 2006
	(in thousands, except share and per share data)
Assets:
Current Assets:
Cash and cash equivalents	$68,282	$34,922
Accounts receivable, net of allowance for doubtful accounts of $171 and $210 as of December 31, 2005 and March 31, 2006, respectfully	55,960	41,361
Prepayments and other current assets	6,598	6,800
Derivative assets	—	10,041
Deferred income taxes	10,478	—

Total current assets	141,318	93,124
Property and Equipment — At cost, successful efforts method for oil and gas properties:
Proved oil and gas properties	804,421	881,135
Unevaluated oil and gas properties, excluded from amortization	168,284	190,380
Furniture, equipment and other	11,533	12,208

	984,238	1,083,723
Accumulated depreciation, depletion, amortization and impairment	(238,290)	(268,110)

Total property and equipment, net	745,948	815,613
Deferred Financing Costs and Other Assets	1,679	2,183

Total	$888,945	$910,920

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts payable and accrued liabilities	$58,113	$48,477
Amounts payable to oil and gas property owners	19,697	8,721
Production taxes payable	25,930	28,358
Derivative liability and other	29,058	10,410

Total current liabilities	132,798	95,966
Note Payable to Bank	86,000	88,000
Asset Retirement Obligations	23,733	24,927
Deferred Income Taxes	7,960	23,085
Other Noncurrent Liabilities	7,671	2,183
Stockholders’ Equity:
Common stock, $0.001 par value; authorized 150,000,000 shares; 43,695,286 and 43,849,320 shares issued at December 31, 2005 and March 31, 2006, respectively, with 26,577 and 251,277 shares subject to restrictions, respectively	44	44
Additional paid-in capital	721,145	718,070
Accumulated deficit	(62,515)	(40,381)
Treasury stock, at cost: 124,024 shares at December 31, 2005 and zero shares at March 31, 2006	(5,180)	—
Accumulated other comprehensive loss	(22,711)	(974)

Total stockholders’ equity	630,783	676,759

Total	$888,945	$910,920

See notes to consolidated financial statements.

BILL BARRETT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2005	2006
	(in thousands, except share and per share amounts)
Operating Revenues:
Oil and gas production	$50,685	$97,498
Other	1,221	276

Total operating revenues	51,906	97,774
Operating Expenses:
Lease operating expense	4,481	6,822
Gathering and transportation expense	2,723	3,951
Production tax expense	6,610	8,254
Exploration expense	1,981	3,284
Impairment, dry hole costs and abandonment expense	4,685	144
Depreciation, depletion and amortization	19,777	30,767
General and administrative	6,377	8,494

Total operating expenses	46,634	61,716

Operating Income	5,272	36,058
Other Income and Expense:
Interest and other income	539	646
Interest expense	(506)	(1,468)

Total other income and expense	33	(822)

Income before Income Taxes	5,305	35,236
Provision for Income Taxes	2,251	13,102

Net Income	$3,054	$22,134

Net Income Per Common Share, Basic	$0.07	$0.51

Net Income Per Common Share, Diluted	$0.07	$0.50

Weighted Average Common Shares Outstanding, Basic	43,084,742	43,575,465
Weighted Average Common Shares Outstanding, Diluted	43,722,495	44,066,176

See notes to consolidated financial statements.

BILL BARRETT CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (UNAUDITED)

	Convertible Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Comprehensive Income
	(in thousands)
Balance — December 31, 2004	$—	$43	$709,578	$(86,320)	$—	$(3,569)	$619,732
Exercise of options	—	1	7,149	—	(5,180)	—	1,970	$—
Tax benefit from option exercises	—	—	1,227	—	—	—	1,227	—
Stock-based compensation	—	—	3,211	—	—	—	3,211	—
Other	—	—	(20)	—	—	—	(20)	—
Comprehensive income (loss):
Net income	—	—	—	23,805	—	—	23,805	23,805
Effect of derivative financial instruments, net of tax	—	—	—	—	—	(19,142)	(19,142)	(19,142)

Total comprehensive income								$4,663

Balance — December 31, 2005	$—	$44	$721,145	$(62,515)	$(5,180)	$(22,711)	$630,783

Exercise of options	—	—	393	—	—	—	393	$—
Stock-based compensation	—	—	1,724	—	—	—	1,724	—
Retirement of treasury stock	—	—	(5,187)	—	5,187	—	—	—
Other	—	—	(5)	—	(7)	—	(12)	—
Comprehensive income:
Net income	—	—	—	22,134	—	—	22,134	22,134
Effect of derivative financial instruments, net of tax	—	—	—	—	—	21,737	21,737	21,737

Total comprehensive income								$43,871

Balance — March 31, 2006	$—	$44	$718,070	$(40,381)	$—	$(974)	$676,759

See notes to consolidated financial statements.

BILL BARRETT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2005	2006
	(in thousands)
Operating Activities:
Net Income	$3,054	$22,134
Adjustments to reconcile to net cash provided by operations:
Depreciation, depletion and amortization	19,777	30,767
Deferred income taxes	2,251	13,102
Impairment, dry hole costs and abandonment expense	4,685	144
Stock compensation and other non-cash charges	672	1,792
Amortization of deferred financing costs	282	229
Gain on disposal of properties	(1,094)	(139)
Change in current assets and liabilities:
Accounts receivable	6,270	14,649
Prepayments and other current assets	502	(215)
Accounts payable, accrued and other liabilities	(179)	(7,829)
Amounts payable to oil and gas property owners	2,085	(10,976)
Production taxes payable	3,404	2,428

Net cash provided by operating activities	41,709	66,086
Investing Activities:
Additions to oil and gas properties	(57,939)	(101,217)
Additions of furniture, equipment and other	(540)	(720)
Proceeds from sale of properties	5,528	818

Net cash used in investing activities	(52,951)	(101,119)
Financing Activities:
Proceeds from debt	—	11,000
Principal payments on debt	—	(9,000)
Proceeds from sale of common stock	149	393
Deferred financing costs and other	(89)	(720)

Net cash provided by financing activities	60	1,673

Decrease in Cash and Cash Equivalents	(11,182)	(33,360)
Beginning Cash and Cash Equivalents	99,926	68,282

Ending Cash and Cash Equivalents	$88,744	$34,922

See notes to consolidated financial statements.

BILL BARRETT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

March 31, 2006

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

2. Summary of Significant Accounting Policies

Basis of Presentation. The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Pursuant to the rules and regulations of the SEC, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting of normal and recurring accruals) considered necessary to present fairly our financial position as of March 31, 2006, the results of operations for the three months ended March 31, 2005 and 2006, and cash flows for the three months ended March 31, 2005 and 2006. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the full year because of the impact of fluctuations in prices received for natural gas and oil, natural production declines, the uncertainty of exploration and development drilling results, and other factors. For a more complete understanding of the Company’s operations, financial position and accounting policies, these consolidated financial statements and the notes thereto should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2005 previously filed with the SEC.

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

Unevaluated properties with significant acquisition costs are assessed periodically on a property-by-property basis and any impairment in value is charged to expense. If the unevaluated properties are subsequently determined to be productive, the related costs are transferred to proved oil and gas properties. Proceeds from sales of partial interests in unproved leases are accounted for as a recovery of cost without recognizing any gain until all costs are recovered.

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

The following table sets forth the net capitalized costs and associated accumulated depreciation, depletion and amortization, including impairments, relating to the Company’s natural gas and oil producing activities (in thousands):

	As of December 31, 2005	As of March 31, 2006
Proved properties	$286,503	$286,998
Wells and related equipment and facilities	445,943	518,712
Support equipment and facilities	64,969	70,764
Materials and supplies	7,006	4,661

Total proved oil and gas properties	804,421	881,135
Accumulated depreciation, depletion, amortization and impairment	(234,713)	(264,091)

Total proved oil and gas properties, net	$569,708	$617,044

Unevaluated properties	$93,145	$103,336
Wells and equipment in progress	75,139	87,044

Total unevaluated oil and gas properties, excluded from amortization	$168,284	$190,380

Net changes in capitalized exploratory well costs for the three months ended March 31, 2006 are reflected in the following table (in thousands).

Beginning of period	$61,530
Additions to capitalized exploratory well costs pending the determination of proved reserves	44,163
Reclassifications to wells, facilities and equipment based on the determination of proved reserves	(53,972)
Exploratory well costs charged to impairment, dry hole costs and abandonment expense	(9)

End of period	$51,712

The following table provides an aging of capitalized exploratory well costs based on the date the drilling was completed and the number of wells for which exploratory well costs have been capitalized for a period greater than one year since the completion of drilling (dollars expressed in thousands):

March 31, 2006
Capitalized exploratory well costs that have been capitalized for a period of one year or less	$41,817
Capitalized exploratory well costs that have been capitalized for a period greater than one year	9,895

End of period balance	$51,712

Number of exploratory wells that have costs capitalized for a period greater than one year	49

As of March 31, 2006, exploratory well costs that have been capitalized for a period greater than one year since the completion of drilling include costs of $9.9 million. The majority of our exploratory wells that have been capitalized for a period greater than one year are located in the Powder River Basin. In this basin, we drill wells into various coal seams. In order to produce gas from the coal seams, a period lasting from a few to 24 months, or in some cases longer, of dewatering is required prior to obtaining sufficient gas production to justify capital expenditures for compression and gathering, and to classify the reserves as proved.

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

Stock-Based Compensation. The Company accounts for stock-based compensation in accordance with SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), which revises SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services, focusing primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. It also addresses transactions in which an entity incurs liabilities in exchange for goods and services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.

For awards granted while we were a nonpublic company (those granted prior to April 16, 2004, the date of which is defined by SFAS No. 123R as the date we became a public company as a result of making a filing with a regulatory agency in preparation for the sale of equity securities in a public market), we continue to use the minimum value method described under APB Opinion No. 25.

For awards granted after we were a public company (those granted subsequent to April 16, 2004) and for new, modified, repurchased, or cancelled awards on or subsequent to our adoption of SFAS No. 123R on October 1, 2004, we recognized share-based employee compensation cost based on the fair value as computed under SFAS No. 123R.

During the three months ended March 31, 2006, the Company granted 347,270 options to purchase shares of common stock with a weighted average exercise price of $35.75 per share and 250,720 nonvested equity shares of common stock. Included within operating expenses is non-cash stock based compensation related to option and nonvested equity share awards of $0.7 million and $1.7 million for the three months ended March 31, 2005 and 2006, respectively. As of March 31, 2006, there were $17.2 million of total compensation costs related to nonvested stock options and nonvested equity shares of common stock grants that are expected to be recognized over a weighted-average period of 3.5 years.

Reclassifications. The Company reclassified $4.7 million from exploration expense to impairment, dry hole costs and abandonment expense in the statements of operations for the three months ended March 31, 2005 to conform to the current year presentation.

New Accounting Pronouncements. In June 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. Statement 154 changes the requirements for the accounting and reporting of a change in accounting principle. APB Opinion No. 20 previously required that most voluntary changes in an accounting principle be recognized by including the cumulative effect of the new accounting principle in net income of the period of the change. SFAS No. 154 now requires retrospective application of changes in an accounting principle to prior period financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The Statement was effective for fiscal years beginning after December 15, 2005 and its adoption did not have an impact on our financial statements.

In October 2005, the FASB issued FSP FAS No. 13-1, Accounting for Rental Costs Incurred during a Construction Period, which was effective for our Company as of January 1, 2006. This Position requires that rental costs associated with ground or building operating leases that are incurred during a construction period be recognized as rental expense. The adoption of this FSP did not have an impact on our financial statements.

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

The following table sets forth the calculation of basic and diluted earnings per share (in thousands except per share amounts):

	Three months ended March 31,
	2005	2006
Net income	$3,054	$22,134
Adjustments to net income for dilution	—	—

Net income adjusted for the effect of dilution	$3,054	$22,134

Basic weighted-average common shares outstanding in period	43,085	43,575
Add dilutive effects of stock options and nonvested equity shares of common stock	637	491

Diluted weighted-average common shares outstanding in period	43,722	44,066

Basic income per common share	$0.07	$0.51

Diluted income per common share	$0.07	$0.50

4. Supplemental Disclosures of Cash Flow Information

Supplemental cash flow information is as follows (in thousands):

	Three Months Ended March 31,
	2005	2006
Cash paid for interest	$400	$1,501
Supplemental disclosures of noncash investing and financing activities:
Retirement of treasury stock	—	(5,187)
Exchange of oil and gas properties for equipment	—	50
Changes in current assets and liabilities that are reflected in investing activities	5,522	(1,900)
Net change in asset retirement obligations	213	495

5. Note Payable to Bank

On March 17, 2006, the Company amended its credit facility (the “Amended Credit Facility”). The Amended Credit Facility has a face value of $400 million, expandable up to $600 million, and has an initial borrowing base of $280 million. Future borrowing bases will be computed based on proved natural gas and oil reserves. The Amended Credit Facility matures on March 17, 2011 and bears interest, based on the borrowing base usage, at the applicable London Interbank Offered Rate, or LIBOR, plus applicable margins ranging from 1.0% to 1.75%, or an alternate base rate, based upon the greater of the prime rate or the federal funds effective rate plus applicable margins ranging from 0% to 0.25%. The Company pays commitment fees ranging from 0.25% to 0.375% of the unused borrowing base. This facility is secured by natural gas and oil properties representing at least 80% of the value of the Company’s proved reserves and the pledge of all of the stock of our subsidiaries.

As of March 31, 2006, borrowings outstanding under the Amended Credit Facility totaled $88 million. The Amended Credit Facility also contains certain financial covenants. We have complied with all financial covenants for all periods.

6. Asset Retirement Obligations

The Company follows the provisions of SFAS No. 143, Accounting for Asset Retirement Obligations, in accounting for its obligations associated with the retirement of tangible long-lived assets. The estimated fair value of the future costs associated with dismantlement, abandonment and restoration of oil and gas properties is recorded generally upon acquisition or completion of a well. The net estimated costs are discounted to present values using a risk adjusted rate over the estimated economic life of the oil and gas properties. Such costs are capitalized as part of the related asset. The asset is depleted on the units-of-production method on a field-by-field basis. The liability is periodically adjusted to reflect (1) new liabilities incurred, (2) liabilities settled during the period, (3) accretion expense, and (4) revisions to estimated future cash flows. The accretion expense is recorded as a component of depreciation, depletion and amortization expense in the accompanying Consolidated Statements of Operations. A reconciliation of the changes in the liability for the three months ended March 31, 2006 follows (in thousands):

Beginning of period	$23,733
Liabilities incurred	710
Liabilities settled	(215)
Accretion expense	699
Revisions to estimate	—

End of period	$24,927

7. Derivative Instruments and Hedging Activities

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

The Company was a party to various swap and collar contracts for natural gas based on Northwest Pipeline Rocky Mountains (“NORRM”) and Colorado Interstate Gas Rocky Mountains (“CIGRM”) indexes during the three months ended March 31, 2005 and 2006. As a result, the Company recognized a reduction of natural gas production revenues related to these contracts of $0.7 million for both the quarters ended March 31, 2005 and 2006. The Company was also a party to various collar contracts for oil based on a West Texas Intermediate (“WTI”) index recognizing a reduction to oil production revenues related to these contracts of $0.5 million and $0.8 million in the three months ended March 31, 2005 and 2006, respectively. As the underlying prices in the Company’s hedge contracts were consistent with the indices used to sell its natural gas and oil, no ineffectiveness was recognized related to its hedge contracts for the three months ended March 31, 2005 and 2006.

At March 31, 2006, the Company had the following cashless collars (purchased put options and written call options) in order to hedge a portion of our 2006 and 2007 natural gas and oil production. The cashless collars are used to establish floor and ceiling prices on anticipated future natural gas production.

Product	Volume Per Day	Quantity Type	Weighted Average Floor Pricing	Weighted Average Ceiling Pricing	Index Price (1)	Contract Period
Natural gas	35,000	MMBtu	$4.82	$6.72	NORRM	1/1/2006 — 12/31/2006
Natural gas	24,000	MMBtu	$7.54	$13.68	CIGRM	1/1/2006 — 12/31/2006
Oil	750	Bbls	$42.53	$52.26	WTI	1/1/2006 — 12/31/2006
Natural gas	29,000	MMBtu	$5.25	$10.22	CIGRM	1/1/2007 — 12/31/2007
Oil	600	Bbls	$50.00	$78.15	WTI	1/1/2007 — 12/31/2007

(1)	NORRM refers to Northwest Pipeline Rocky Mountains price and CIGRM refers to Colorado Interstate Gas Rocky Mountains price as quoted in Platt’s Inside FERC on the first business day of each month. WTI refers to West Texas Intermediate price as quoted on the New York Mercantile Exchange.

The Company’s natural gas and oil derivative financial instruments have been designated as cash flow hedges in accordance with SFAS No. 133 and are included in current assets and current and other noncurrent liabilities in the Company’s Consolidated Balance Sheets.

At March 31, 2006, the estimated fair value of contracts designated and qualifying as cash flow hedges under SFAS No. 133 was a net liability of $1.5 million. The Company will reclassify the appropriate amount to gains or losses included in natural gas and oil production operating revenues as the hedged production quantity is produced. Based on current projected market prices, the net amount of existing unrealized after-tax income as of March 31, 2006 to be reclassified from accumulated other comprehensive loss to net income in the next 12 months would be $2.0 million. The Company anticipates that all original forecasted transactions will occur by the end of the originally specified time periods.

8. Income Taxes

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

At March 31, 2006, the Company’s balance sheet reflected net deferred tax liability of $23.4 million, of which $0.6 million pertains to a net deferred tax asset of derivative instruments reflected in other comprehensive loss.

Income tax expense for the three months ended March 31, 2005 and 2006 differs from the amounts that would be provided by applying the U.S. federal income tax rate to income before income taxes principally due to state income taxes, stock-based compensation not deductible for income tax purposes and other permanent differences.

9. Stockholders’ Equity

On December 9, 2004, the Company priced its shares to be issued in its IPO and began trading on the New York Stock Exchange the following day under the ticker symbol “BBG”. In connection with the IPO, a $1.9 million mandatorily convertible note was converted into 455,635 shares of Series A convertible preferred stock, all of the then outstanding shares of Series A and Series B convertible preferred stock were converted into 2,592,317 and 23,795,362 shares, respectively, of common stock, and the 9,242,648 shares of issued common stock were reverse split into 1,984,303 shares of common stock. Through the IPO, the Company sold an additional 14,950,000 shares of common stock to the public at the offering price of $25.00 per share, resulting in total outstanding shares of 43,321,982 immediately following the IPO. The Company received $347.3 million in net proceeds after deducting underwriters’ fees and related offering expenses. The proceeds received from the IPO were used principally to pay down debt outstanding under our credit facility and a bridge loan.

The Company’s authorized capital structure consists of 75,000,000 shares of $0.001 par value preferred stock and 150,000,000 shares of $0.001 par value common stock. In October 2004, 150,000 shares of $0.001 par value preferred stock were designated as Series A Junior Participating Preferred Stock, none of which are outstanding. At March 31, 2006, the Series A Junior Participating Preferred Stock was the Company’s only designated preferred stock, the remainder of authorized preferred stock being undesignated.

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

The Company may occasionally acquire treasury stock in connection with the vesting and exercise of share-based awards, which is recorded at cost. As of March 31, 2006, all treasury stock held by the Company was retired.

10. Accumulated Other Comprehensive Loss

The Company follows the provisions of SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting comprehensive income. The components of accumulated other comprehensive loss and related tax effects for the three months ended March 31, 2006 were as follows:

	Gross	Tax Effect	Net of Tax
	(in thousands)
Accumulated other comprehensive loss — December 31, 2005	$(36,050)	$13,339	$(22,711)
Change in fair value of hedges	32,965	(12,213)	20,752
Reclassification adjustment for realized losses on hedges included in net income	1,551	(566)	985

Accumulated other comprehensive loss — March 31, 2006	$(1,534)	$560	$(974)

11. Subsequent Events

On April 13, 2006, the Company entered into a Stock Purchase Agreement with CH4 Holdings, LP, a Texas limited partnership, and CH4 Corporation, a Delaware corporation (“CH4”), in which we agreed to acquire all the outstanding capital stock of CH4. At the time of the closing of the purchase on May 8, 2006, the primary assets of CH4 consisted of approximately 84,300 gross (51,000 net) acres of oil and gas leasehold interests in the Powder River Basin of Wyoming and 11.0 Bcfe of proved reserves (determined as of March 1, 2006). These oil and gas interests are coal bed methane properties. The Company agreed to pay approximately $73.7 million for the stock and will repay approximately $6.3 million of indebtedness of CH4, subject to normal closing adjustments.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, market prices for natural gas and oil, economic and competitive conditions, regulatory changes, estimates of proved reserves, potential failure to achieve production from development projects, capital expenditures and other uncertainties, as well as those factors discussed below and in our Annual Report on Form 10-K for the year ended December 31, 2005 under the “Cautionary Note Regarding Forward-Looking Statements” section and the “Risk Factors” section, all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur.

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

Results of Operations

The financial information with respect to the three months ended March 31, 2005 and 2006 that is discussed below is unaudited. In the opinion of management, such information contains all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for such periods. The results of operations for interim periods are not necessarily indicative of the results of operations for the full fiscal year.

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2006

	Three Months Ended March 31,		Increase (Decrease)

	2005	2006	Amount	Percent
	($ in thousands)
Operating Results:
Revenues
Oil and gas production revenues	$50,685	$97,498	$46,813	92%
Other income	1,221	276	(945)	(77%)
Operating Expenses
Lease operating expense	4,481	6,822	2,341	52%
Gathering and transportation expense	2,723	3,951	1,228	45%
Production tax expense	6,610	8,254	1,644	25%
Exploration expense	1,981	3,284	1,303	66%
Impairment, dry hole costs and abandonment expense	4,685	144	(4,541)	(97%)
Depreciation, depletion and amortization	19,777	30,767	10,990	56%
General and administrative	5,677	6,866	1,189	21%
Non-cash stock-based compensation	700	1,628	928	133%

Total operating expenses	$46,634	$61,716	$15,082	32%
Production Data:
Natural gas (MMcf)	7,713	12,204	4,491	58%
Oil (MBbls)	126	156	30	24%
Combined volumes (MMcfe)	8,469	13,140	4,671	55%
Daily combined volumes (Mmcfe/d)	94	146	52	55%
Average Prices (includes effects of hedges) (1):
Natural gas (per Mcf)	$5.87	$7.34	$1.47	25%
Oil (per Bbl)	42.69	50.62	7.93	19%
Combined (per Mcfe)	5.98	7.42	1.44	24%
Average Costs (per Mcfe):
Lease operating expense	$0.53	$0.52	$(0.01)	(2%)
Gathering and transportation expense	0.32	0.30	(0.02)	(6%)
Production tax expense	0.78	0.63	(0.15)	(19%)
Depreciation, depletion and amortization	2.33	2.34	0.01	0%
General and administrative	0.67	0.52	(0.15)	(22%)

(1)	Average prices shown in the table are net of the effects of hedging transactions. As a result of hedging transactions, natural gas and oil production revenues were reduced by $1.2 million and $1.5 million for the three months ended March 31, 2005 and 2006, respectively. Before the effect of hedging contracts, the average price we received for natural gas and oil for the quarter ended March 31, 2005 was $5.96 per Mcf and $47.00 per Bbl, respectively, compared with $7.40 per Mcf and $55.99 per Bbl, respectively, for the quarter ended March 31, 2006.

Production Revenues. Production revenues increased from $50.7 million for the three months ended March 31, 2005 to $97.5 million for the current year period due to both an increase in production and increases in natural gas and oil prices. Price increases added approximately $12.2 million of production revenues and production increases added approximately $34.6 million of production revenues, after natural production declines, so that our new production more than offset natural production declines.

On a Mcf equivalent basis, total production volumes for the three months ended March 31, 2006 increased 55% from total production for the prior year period. Additional information concerning production is in the following table.

	Three Months Ended March 31, 2005			Three Months Ended March 31, 2006
	Oil	Natural Gas	Total	Oil	Natural Gas	Total
	(MBbls)	(MMcf)	(MMcfe)	(MBbls)	(MMcf)	(MMcfe)
Wind River Basin	4	3,276	3,300	12	3,420	3,490
Uinta Basin	2	1,496	1,508	10	4,451	4,511
Powder River Basin	—	2,077	2,077	—	1,748	1,748
Williston Basin	89	37	571	91	38	584
Piceance Basin	9	818	872	37	2,532	2,755
Other	22	9	141	6	15	52

Total	126	7,713	8,469	156	12,204	13,140

The production increase in the Uinta Basin reflects our successful exploration and development activities in the West Tavaputs field. The production increase in the Piceance Basin is the result of our continued development activities. The production decrease in the Powder River Basin is due to natural production declines in our Palm Tree and Tuit fields.

Hedging Activities. During the three months ended March 31, 2005, approximately 63% of our natural gas volumes and 21% of our oil volumes were hedged, resulting in a reduction in revenues of $1.2 million. During the three months ended March 31, 2006, approximately 41% of our natural gas volumes and 43% of our oil volumes were hedged, resulting in a reduction in revenues of $1.5 million.

Lease Operating Expense and Gathering and Transportation Expense. Our lease operating expense decreased slightly from $0.53 per Mcfe in the first three months of 2005 to $0.52 per Mcfe in the current year period, and our gathering and transportation expense also decreased slightly from $0.32 per Mcfe in the first three months of 2005 to $0.30 per Mcfe in the current year period. We have entered into long-term firm transportation contracts on a portion of our production to guarantee capacity on major pipelines to avoid possible production curtailments that may arise due to limited pipeline capacity. Included in the above gathering and transportation expense per Mcfe is $0.03 and $0.07 per Mcfe of transportation expense from long-term contracts for the three months ended March 31, 2005 and 2006, respectively.

Production Tax Expense. Total production taxes increased from $6.6 million for the three months ended March 31, 2005 to $8.3 million for the current year period as the result of higher production revenues from the increase in both production volumes and oil and gas prices received. Production taxes as a percentage of natural gas and oil sales before hedging adjustments were 12.7% for the three months ended March 31, 2005 and 8.34% for the current year period. Production taxes are primarily based on the wellhead values of production and tax rates that vary across the different areas that we operate. As the ratio of our production changes from area to area, our production tax rate will either increase or decrease depending on the quantities produced from each area and the production tax rates in effect in each individual area. For example, as we continue to develop our acreage position in the Piceance Basin in Colorado, where the overall production tax rate will approximate 6%, which is lower than our current overall rate, our overall production tax rate will decrease as proportionately more volumes are added from this lower tax rate area.

Exploration Expense. Exploration costs increased from $2.0 million in the first three months of 2005 to $3.3 million in the current year period. The costs for the three months ended March 31, 2005 include $1.7 million for seismic programs principally in the Wind River Basin along with $0.3 million for delay rentals and other costs. The costs for the three months ended March 31, 2006 include $3.0 million for seismic programs, principally in the Piceance, Uinta, Wind River and DJ Basins and Montana Overthrust, and $0.3 million for delay rentals and other costs.

Impairment, Dry Hole Costs and Abandonment Expense. Our impairment, dry hole costs and abandonment expense decreased from $4.7 million during the first three months of 2005 to $0.1 million during the current year period. For the three months ended March 31, 2005 impairment expense was zero, dry hole costs were $4.4 million for dry holes in the Wind River and Green River Basins, and abandonments were $0.3 million. For the three months ended March 31, 2006 impairment expense was zero, dry hole costs were zero, and abandonments were $0.1 million.

We account for oil and gas exploration and production activities using the successful efforts method under which we capitalize exploratory well costs until a determination is made as to whether or not the wells have found proved reserves. If proved reserves are not assigned to an exploratory well, the costs of drilling the well are charged to expense, otherwise, the costs remain capitalized and are depleted as production occurs. The following table shows the costs of exploratory wells for which drilling was completed and which are included in unevaluated oil and gas properties as of March 31, 2006 pending determination of whether the wells will be assigned proved reserves. The following table does not include $10.1 million related to exploratory wells in progress for which drilling had not been completed at March 31, 2006:

	Time Elapsed Since Drilling Completed
	0-3 Months	4-6 Months	7-12 Months	> 12 Months	Total
	(in thousands)
Wells for which drilling has completed	$7,157	$9,697	$14,846	$9,895	$41,595

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense was $19.8 million for the three months ended March 31, 2005 compared to $30.8 million for the current year period. All of the increase of $11.0 million is due to the 55% increase in production. During the three months ended March 31, 2005, the weighted average depletion rate was $2.33 per Mcfe. In the three months ended March 31, 2006, the weighted average depletion rate was $2.34 per Mcfe. Under successful efforts accounting, depletion expense is separately computed for each producing area. The capital expenditures for proved properties for each area compared to the proved reserves corresponding to each producing area determine a weighted average depletion rate for current production. For the three months ended March 31, 2006, the relationship of capital expenditures, proved reserves and production from certain producing areas yielded basically the same weighted average depletion rate as the comparable prior year period. Future depletion rates will be adjusted to reflect future capital expenditures and proved reserve changes in specific areas.

General and Administrative Expense. General and administrative expense increased $1.2 million from $5.7 million in the three months ended March 31, 2005 to $6.9 million in the current year period. This increase was primarily due to increased personnel required for our capital program and production levels. As of March 31, 2006, we had 129 full time employees in our corporate office compared to 112 as of March 31, 2005. However, on a per unit production basis, general and administrative expense decreased from $0.67 per Mcfe in the first three months of 2005 to $0.52 per Mcfe in the current year period.

Non-cash charges for stock-based compensation was $0.7 million in the first three months of 2005 compared to $1.7 million in the current year period. The increase in charges for non-cash compensation is primarily due to the increased number of equity awards that were granted throughout 2005 and during the quarter ended March 31, 2006 and because equity awards to employees generally were made in the first quarter of 2006 and were not made in the first quarter of 2005 because of awards made in connection with our IPO in December 2004. Additionally, the increase is due to the acceleration of vesting of share-based awards for two officers of the Company who retired, or plan to retire, during 2006.

Interest Expense. Interest expense increased $1.0 million to $1.5 million in the three months ended March 31, 2006 from $0.5 million in the prior year period. The increase was due to higher debt levels during 2006 to fund exploration and development activities and a lack of a need to draw on our credit facility until the third quarter of 2005 due to the availability of the proceeds of our IPO in December 2004. As a result, the interest expense during the first quarter of 2005 was comprised of debt commitment fees and amortization of deferred financing costs. The weighted average outstanding balance under our credit facility for the three months ended March 31, 2006 was $87.7 million.

Income Tax Expense. Our effective tax rate was 42% and 37% in the three months ended March 31, 2005 and 2006, respectively. For both the 2005 and 2006 periods, our effective tax rate differs from the statutory rates primarily because the Company recorded stock-based compensation expense under APB 25 and FAS 123R that is not deductible for income tax purposes. The decrease in the effective tax rate for the quarter ended March 31, 2006 as compared to the quarter ended March 31, 2005 is because the amount of the permanent difference related to stock-based compensation is a smaller percentage of net income before taxes in 2006 than in 2005. All of our income tax provisions and benefits are deferred. Due to the tax deductions being created by our drilling activities, we expect that we will not incur cash tax liabilities for at least the next year.

Net Income. We generated net income of $22.1 million in the three months ended March 31, 2006 compared to net income of $3.1 million in the prior year period. The primary reasons for the increase in net income is due to the increase in production and increases in natural gas and oil prices. Additionally, impairment, dry hole costs and abandonment expense decreased by $4.5 million. Offsetting the increase in operating revenues were increases in operating expenses and interest expense during the first quarter 2006 as compared to the prior year period.

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

Cash Flow from Operating Activities

Net cash provided by operating activities was $41.7 million and $66.1 million for the three months ended March 31, 2005 and 2006, respectively. The increase in net cash provided by operating activities was partially due to increased production revenues, partially offset by increased expenses, as discussed above in “Results of Operations”. Changes in current assets and liabilities increased cash flow from operations by $12.1 million for the three months ended March 31, 2005 and decreased cash flow from operations by $1.9 million for the three months ended March 31, 2006.

Our operating cash flow is sensitive to many variables, the most significant of which is the volatility of prices for natural gas and oil produced. Prices for these commodities are determined primarily by prevailing market conditions. Regional and worldwide political and economic activities, weather and other substantially variable factors influence market conditions for these products. These factors are beyond our control and are difficult to predict.

To mitigate some of the potential negative impact on cash flow caused by changes in natural gas and oil prices, we have entered into commodity swap and collar contracts to receive fixed prices for a portion of our natural gas and oil production. At March 31, 2006, we had in place natural gas and crude oil swap contracts and collars covering portions of our 2006 and 2007 production. Our natural gas and oil derivative financial instruments have been designated as cash flow hedges in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and are classified as current assets and current and noncurrent liabilities in our Consolidated Balance Sheets based on scheduled delivery of the underlying production.

At March 31, 2006, the Company had the following cashless collars (purchased put options and written call options) in order to hedge a portion of our 2006 and 2007 natural gas and oil production. The cashless collars are used to establish floor and ceiling prices on anticipated future natural gas production.

Product	Volume Per Day	Quantity Type	Weighted Average Floor Pricing	Weighted Average Ceiling Pricing	Index Price (1)	Contract Period
Natural gas	35,000	MMBtu	$4.82	$6.72	NORRM	1/1/2006 — 12/31/2006
Natural gas	24,000	MMBtu	$7.54	$13.68	CIGRM	1/1/2006 — 12/31/2006
Oil	750	Bbls	$42.53	$52.26	WTI	1/1/2006 — 12/31/2006
Natural gas	29,000	MMBtu	$5.25	$10.22	CIGRM	1/1/2007 — 12/31/2007
Oil	600	Bbls	$50.00	$78.15	WTI	1/1/2007 — 12/31/2007

(1)	NORRM refers to Northwest Pipeline Rocky Mountains price and CIGRM refers to Colorado Interstate Gas Rocky Mountains price as quoted in Platt’s Inside FERC on the first business day of each month. WTI refers to West Texas Intermediate price as quoted on the New York Mercantile Exchange.

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

At March 31, 2006, the estimated fair value of contracts designated and qualifying as cash flow hedges under SFAS No. 133 was a net liability of $1.5 million. The Company will reclassify the appropriate amount to gains or losses included in natural gas and oil production operating revenues as the hedged production quantity is produced. Based on current projected market prices, the net amount of existing unrealized after-tax income as of March 31, 2006 to be reclassified from accumulated other comprehensive loss to net income in the next twelve months would be $2.0 million. The Company anticipates that all original forecasted transactions will occur by the end of the originally specified time periods.

Capital Expenditures

Our capital expenditures were $65.9 million and $103.1 million for the three months ended March 31, 2005 and 2006, respectively. The total for the three month period of 2005 includes $5.6 million for acquisitions of properties, $53.1 million for drilling, development, exploration and exploitation (including related gathering and facilities, but excluding exploratory dry holes) of natural gas and oil properties, $6.7 million related to geologic and geophysical costs and exploratory dry holes, which are expensed under successful efforts accounting as exploration expense and impairment, dry hole costs and abandonment expense, and $0.5 million for furniture, fixtures and equipment. The total capital expenditures for the three month period of 2006 includes $11.1 million for the acquisition of properties, $88.1 million for drilling, development, exploration and exploitation of natural gas and oil properties, $3.4 million for geologic and geophysical costs, which are expensed under successful efforts accounting as exploration expense and impairment, dry hole costs and abandonment expense, and $0.5 million for furniture, fixtures and equipment.

Unevaluated properties increased $22.1 million to $190.4 million at March 31, 2006 from $168.3 million at December 31, 2005, principally from increases in uncompleted wells in progress resulting from increased development and exploratory drilling activity during the three months ended March 31, 2006.

Our current capital budget, which is anticipated to change as the Company conducts activities throughout the year, is approximately $430 million, net of proceeds received from the sale of interests in oil and gas properties that the Company may enter into throughout 2006. Through the first three months of 2006, we had incurred capital expenditures of $102.4 million, net of proceeds received of $0.7 million related to joint exploration agreements entered into and other property sales. Of the $430 million capital budget, we currently plan to spend approximately $80 million related to the announced acquisition of CH4, $275 million for development activities and $70 million for exploration activities, net of an estimated $55 million in joint exploration proceeds, with the remaining $5 million allocated to other activities. We are projecting that cash on hand, cash available from operating activities, borrowings under our credit facility, and proceeds from selling down a portion of our interests in certain properties will be sufficient to fund our remaining 2006 capital budget. Certain of the activities contemplated by our 2006 capital budget, as well as additional activities, are subject to our entering into joint exploration agreements with industry partners, which would involve a sale of a portion of our working interests in a number of exploration projects. Through March 31, 2006, we received proceeds of $0.6 million from the sale of a partial interest in one exploratory project in the Williston Basin and $0.1 million from the sale of producing properties in the Powder River Basin.

The amount and timing of capital expenditures is largely discretionary and within our control. If natural gas and oil prices decline to levels below our acceptable levels, we could choose to defer a portion of these planned 2006 capital expenditures until later periods to achieve the desired balance between sources and uses of liquidity by prioritizing capital projects to first focus on those that we believe will have the highest expected financial returns and ability to generate near term cash flow. We routinely monitor and adjust our capital expenditures in response to changes in prices, drilling and acquisition costs, industry conditions and internally generated cash flow. Matters outside our control that could affect the timing of our capital expenditures include obtaining required permits and approvals in a timely manner and the availability of rigs and crews. Based upon current natural gas and oil price expectations for 2006, we anticipate that our operating cash flow and available borrowing capacity under our credit facility will exceed our planned capital expenditures and other cash requirements for 2006. The Company also believes that it has adequate borrowing capacity, along with anticipated operating cash flows, to fund its operations through 2006. However, future cash flows are subject to a number of variables, including the level of natural gas and oil production and prices. There can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain planned levels of capital expenditures.

Financing Activities

Credit Facility. Through March 16, 2006, our bank line of credit provided a borrowing base of $200 million. This credit facility was entered into on February 4, 2004 and had a maturity of February 4, 2007. The credit facility bore interest, based on the borrowing base usage, at the applicable London Interbank Offered Rate, or LIBOR, plus applicable margins ranging from 1.25% to 3.75% or an alternate base rate, based upon the greater of the prime rate or the federal funds effective rate plus applicable margins ranging from 0% to 2.25%. We paid commitment fees ranging from 0.375% to 0.50% of the unused borrowing base. The credit facility was secured by natural gas and oil properties representing at least 85% of the value of our proved reserves included in our last reserve report and the pledge of all of the stock of our subsidiaries.

On March 17, 2006, the Company amended its credit facility (the “Amended Credit Facility”). The Amended Credit Facility has an increased face value of $400 million, expandable up to $600 million, and has an initial borrowing base of $280 million. Future borrowing bases will be computed based on proved natural gas and oil reserves. The Amended Credit Facility matures on March 17, 2011 and bears interest, based on the borrowing base usage, at the applicable LIBOR plus applicable margins ranging from 1.0% to 1.75%, or an alternate base rate, based upon the greater of the prime rate or the federal funds effective rate plus applicable margins ranging from 0% to 0.25%. The Company pays commitment fees ranging from 0.25% to 0.375% of the unused borrowing base. This facility is secured by natural gas and oil properties representing at least 80% of the value of the Company’s proved reserves and the pledge of all of the stock of our subsidiaries.

At March 31, 2006, the outstanding balance under our Amended Credit Facility was $88 million. Following the acquisition of CH4 on May 8, 2006, the outstanding balance was $195 million. The Amended Credit Facility also contains certain financial covenants. We have complied with all financial covenants for all periods for both the Amended Credit Facility and our original credit facility.

Contractual Obligations. We have assumed various contractual obligations and commitments in the normal course of our operations and financing activities. We have described these obligations and commitments in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in our Annual Report on Form 10-K for the year ended December 31, 2005. There were no material changes to our contractual obligations since December 31, 2005.

Critical Accounting Policies and Estimates

We refer you to the corresponding section in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2005 and the notes to the financial statements included in Item 1 of this Form 10-Q for a description of critical accounting policies and estimates.

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

Commodity Price Risk

Our major market risk exposure is in the pricing applicable to our natural gas and oil production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot market prices applicable to our U.S. natural gas production. Pricing for natural gas and oil production has been volatile and unpredictable for several years, and we expect this volatility to continue in the future. The prices we receive for production depend on many factors outside of our control. For the three months ended March 31, 2006, our income before income taxes, including hedge settlements, would have changed by $0.7 million for each $0.10 per Mcf change in natural gas prices and $0.08 million for each $1.00 per Bbl change in crude oil prices.

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

As of March 31, 2006, we had hedges in place for approximately 16,225 MMbtu, and 10,585 MMbtu of natural gas production for the remaining portion of 2006 and in 2007, respectively, and approximately 206 thousand barrels (“MBbls”) and 219 MBbls of oil production for the remaining portion of 2006 and in 2007, respectively. These hedges are summarized in the table presented above under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Cash Flow from Operating Activities”.

Price Collars

Through price collars, we have fixed the minimum and maximum price we will receive on a portion of our natural gas and oil production in 2006 and 2007. The price collars also allow us to share in upward price movements up to the ceiling prices referenced in the contracts. The weighted average minimum, or floor, price we will receive for the remaining portion of 2006 is $4.82 per MMBtu for a NORRM price and $7.54 and $5.25 per MMBtu for CIGRM price for the remaining portion of 2006 and 2007, respectively. The weighted average maximum, or ceiling, price we will receive for the remaining portion of 2006 is $6.72 per MMBtu for a NORRM price and $13.68 and $10.22 per MMBtu for a CIGRM price for the remaining portion of 2006 and 2007, respectively. The weighted average floor price we will receive for the remaining portion of 2006 and 2007 is $42.53 and $50.00 per Bbl for a WTI price, respectively, and a weighted average maximum price of $52.26 and $78.15 WTI, respectively. The table presented above under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Cash Flow from Operating Activities,” provides the volumes and floor and ceiling prices associated with these various arrangements as of March 31, 2006.

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

Interest Rate Risks

At March 31, 2006, we had debt outstanding of $88 million, all of which bears interest at floating rates in accordance with our Amended Credit Facility. The average annualized interest rate incurred on this debt for the quarter ended March 31, 2006 was 6.0%. A one hundred basis point (1.0%) increase in each of the average LIBOR rate and federal funds rate for the quarter ended March 31, 2006 would result in an estimated $0.2 million increase in interest expense assuming a similar average debt level to the quarter ended March 31, 2006.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer believe that our disclosure controls and procedures, as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), were, as of the end of the period covered by this report, to the best of their knowledge, effective.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the first fiscal quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.	Risk Factors

There have been no material changes from the risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 in response to Item 1A to Part I of Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of the Security Holders

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibits

Exhibit Number	Description of Exhibits

3.1	Certificate of Incorporation of Bill Barrett Corporation, as amended to date. [Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No 333-115445).]

3.2	Restated Certificate of Incorporation of Bill Barrett Corporation effective December 15, 2004. [Incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed with the Commission on December 20, 2004.]

3.3	Bylaws of Bill Barrett Corporation. [Incorporated by reference to Exhibit 3.5 to the Company’s Current Report on Form 8-K filed with the Commission on December 20, 2004.]

3.4	Certificate of Designations of Series A Preferred Stock. [Incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Company’s Registration Statement on Form 8-A filed with the Commission on December 20, 2004.]

4.1	Specimen Certificate of Common Stock. [Incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Company’s Registration Statement on Form 8-A filed with the Commission on December 20, 2004.]

4.2	Registration Rights Agreement, dated March 28, 2002, among Bill Barrett Corporation and the investors named therein. [Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-115445).]

4.3	Stockholders’ Agreement, dated March 28, 2002 and as amended to date, among Bill Barrett Corporation and the investors named therein. [Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 333-115445).]

4.4	Rights Agreement dated as of December 15, 2004 by and between the Company and Mellon Investor Services LLC. [Incorporated by reference to Exhibit 4.4 to Amendment No. 1 to the Company’s Registration Statement on Form 8-A filed with the Commission on December 20, 2004.]

10.1	Second Amended and Restated Credit Agreement, dated March 17, 2006, among Bill Barrett Corporation and the banks named therein. [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 22, 2006.]

10.1(a)	Amended and Restated Credit Agreement, dated February 4, 2004, among Bill Barrett Corporation and the banks named therein. [Incorporated by reference to Exhibit 10.1(a) to the Company’s Registration Statement on Form S-1 (File No. 333-115445).]

10.1(b)	First Amendment to Amended and Restated Credit Agreement dated as of September 1, 2004 among Bill Barrett Corporation and the banks named therein. [Incorporated by reference to Exhibit 10.1(b) to the Company’s Registration Statement on Form S-1 (File No. 333-115445).]

10.2(a)*	Form of Indemnification Agreement dated April 15, 2004, between Bill Barrett Corporation and each of the directors and certain executive officers. [Incorporated by reference to Exhibit 10.10(a) to the Company’s Registration Statement on Form S-1 (File No. 333-115445).]

10.2(b)*	Schedule of officers and directors party to Indemnification Agreements dated April 15, 2004 with Bill Barrett Corporation. [Incorporated by reference to Exhibit 10.10(b) to the Company’s Registration Statement on Form S-1 (File No. 333-115445).]

10.3*	Amended and Restated 2002 Stock Option Plan. [Incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 333-115445).]

10.4(a)*	Form of Tranche A Stock Option Agreement for 2002 Stock Option Plan. [Incorporated by reference to Exhibit 10.13(a) to the Company’s Registration Statement on Form S-1 (File No. 333-115445).]

10.4(b)*	Form of Tranche B Stock Option Agreement for 2002 Stock Option Plan. [Incorporated by reference to Exhibit 10.13(b)to the Company’s Registration Statement on Form S-1 (File No. 333-115445).]

10.5*	2003 Stock Option Plan. [Incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 333-115445).]

10.6*	Form of Stock Option Agreement for 2003 Stock Option Plan. [Incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (File No. 333-115445).]

10.7	Form of Management Rights Agreement between Bill Barrett Corporation and certain investors. [Incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (File No. 333-115445).]

10.8	Regulatory sideletter, dated March 28, 2002, between J.P. Morgan Partners (BHCA), L.P. and Bill Barrett Corporation. [Incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1 (File No. 333-115445).]

10.9	Purchase and Sale Agreement effective July 1, 2004 among Calpine Corporation and Calpine Natural Gas, L.P. and Bill Barrett Corporation. [Incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1 (File No. 333-115445).]

10.10	Senior Subordinated Credit and Guaranty Agreement dated as of September 1, 2004 among Bill Barrett Corporation, as Borrower, Bill Barrett Properties Inc. and Bill Barrett Production Company, as Guarantors, various lenders, Goldman Sachs Credit Partners L.P., as sole lead arranger and Goldman Sachs Credit Partners L.P., as administrative agent. [Incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (File No. 333-115445).]

10.11*	Form of Change in Control Severance Protection Agreement for named executive officers. [Incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (File No. 333-115445).]

10.12*	2004 Stock Incentive Plan. [Incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1 (File No. 333-115445).]

10.13*	Form of Stock Option Agreement for 2004 Stock Option Plan. [Incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1 (File No. 333-115445).]

10.14*	Severance Plan. [Incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1 (File No. 333-115445).]

10.15	Stock Purchase Agreement dated April 13, 2006 between and among the Company, CH4 Holdings, LP, a Texas limited partnership, and CH4 Corporation, a Delaware corporation. [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 14, 2006.]

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act Of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BILL BARRETT CORPORATION

Date: May 9, 2006	By:	/s/ Fredrick J. Barrett
Fredrick J. Barrett
Chairman of the Board of Directors and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2006	By:	/s/ Thomas B. Tyree, Jr.
Thomas B. Tyree, Jr.
Chief Financial Officer
(Principal Financial Officer)

Date: May 9, 2006	By:	/s/ Robert W. Howard
Robert W. Howard
Executive Vice President-Finance and Investor Relations, and
Treasurer (Chief Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibits
3.1	Certificate of Incorporation of Bill Barrett Corporation, as amended to date. [Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-115445).]

3.2	Restated Certificate of Incorporation of Bill Barrett Corporation effective December 15, 2004. [Incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed with the Commission on December 20, 2004.]

3.3	Bylaws of Bill Barrett Corporation. [Incorporated by reference to Exhibit 3.5 to the Company’s Current Report on Form 8-K filed with the Commission on December 20, 2004.]

3.4	Certificate of Designations of Series A Preferred Stock. [Incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Company’s Registration Statement on Form 8-A filed with the Commission on December 20, 2004.]

4.1	Specimen Certificate of Common Stock. [Incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Company’s Registration Statement on Form 8-A filed with the Commission on December 20, 2004.]

4.2	Registration Rights Agreement, dated March 28, 2002, among Bill Barrett Corporation and the investors named therein. [Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-115445).]

4.3	Stockholders’ Agreement, dated March 28, 2002 and as amended to date, among Bill Barrett Corporation and the investors named therein. [Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 333-115445).]

4.4	Rights Agreement dated as of December 15, 2004 by and between the Company and Mellon Investor Services LLC. [Incorporated by reference to Exhibit 4.4 to Amendment No. 1 to the Company’s Registration Statement on Form 8-A filed with the Commission on December 20, 2004.]

10.1	Second Amended and Restated Credit Agreement, dated March 17, 2006, among Bill Barrett Corporation and the banks named therein. [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 22, 2006.]

10.1(a)	Amended and Restated Credit Agreement, dated February 4, 2004, among Bill Barrett Corporation and the banks named therein. [Incorporated by reference to Exhibit 10.1(a) to the Company’s Registration Statement on Form S-1 (File No. 333-115445).]

10.1(b)	First Amendment to Amended and Restated Credit Agreement dated as of September 1, 2004 among Bill Barrett Corporation and the banks named therein. [Incorporated by reference to Exhibit 10.1(b) to the Company’s Registration Statement on Form S-1 (File No. 333-115445).]

10.2(a)*	Form of Indemnification Agreement dated April 15, 2004, between Bill Barrett Corporation and each of the directors and certain executive officers. [Incorporated by reference to Exhibit 10.10(a) to the Company’s Registration Statement on Form S-1 (File No. 333-115445).]

10.2(b)*	Schedule of officers and directors party to Indemnification Agreements dated April 15, 2004 with Bill Barrett Corporation. [Incorporated by reference to Exhibit 10.10(b) to the Company’s Registration Statement on Form S-1 (File No. 333-115445).]

10.3*	Amended and Restated 2002 Stock Option Plan. [Incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 333-115445).]

10.4(a)*	Form of Tranche A Stock Option Agreement for 2002 Stock Option Plan. [Incorporated by reference to Exhibit 10.13(a) to the Company’s Registration Statement on Form S-1 (File No. 333-115445).]

10.4(b)*	Form of Tranche B Stock Option Agreement for 2002 Stock Option Plan. [Incorporated by reference to Exhibit 10.13(b) to the Company’s Registration Statement on Form S-1 (File No. 333-115445).]

10.5*	2003 Stock Option Plan. [Incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 333-115445).]

10.6*	Form of Stock Option Agreement for 2003 Stock Option Plan. [Incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (File No. 333-115445).]

10.7	Form of Management Rights Agreement between Bill Barrett Corporation and certain investors. [Incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (File No. 333-115445).]

10.8	Regulatory sideletter, dated March 28, 2002, between J.P. Morgan Partners (BHCA), L.P. and Bill Barrett Corporation. [Incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1 (File No. 333-115445).]

10.9	Purchase and Sale Agreement effective July 1, 2004 among Calpine Corporation and Calpine Natural Gas, L.P. and Bill Barrett Corporation. [Incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1 (File No. 333-115445).]

10.10	Senior Subordinated Credit and Guaranty Agreement dated as of September 1, 2004 among Bill Barrett Corporation, as Borrower, Bill Barrett Properties Inc. and Bill Barrett Production Company, as Guarantors, various lenders, Goldman Sachs Credit Partners L.P., as sole lead arranger and Goldman Sachs Credit Partners L.P., as administrative agent. [Incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (File No. 333-115445).]

10.11*	Form of Change in Control Severance Protection Agreement for named executive officers. [Incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (File No. 333-115445).]

10.12*	2004 Stock Incentive Plan. [Incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1 (File No. 333-115445).]

10.13*	Form of Stock Option Agreement for 2004 Stock Option Plan. [Incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1 (File No. 333-115445).]

10.14*	Severance Plan. [Incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1 (File No. 333-115445).]

10.15	Stock Purchase Agreement dated April 13, 2006 between and among the Company, CH4 Holdings, LP, a Texas limited partnership, and CH4 Corporation, a Delaware corporation. [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 14, 2006.]

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

*	Indicates a management contract or compensatory plan or arrangement.