Form 10-Q
period 2006-06-30
BILL BARRETT CORP
filed 2006-08-09
CIK 1172139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑    No  ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒                    Accelerated filer  ☐                    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑.

There were 44,004,713 shares of $.001 par value common stock outstanding on August 4, 2006.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

BILL BARRETT CORPORATION

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31, 2005	June 30, 2006
	(in thousands, except share and per share data)
Assets:
Current Assets:
Cash and cash equivalents	$68,282	$42,102
Accounts receivable, net of allowance for doubtful accounts of $171 and $240 as of December 31, 2005 and June 30, 2006, respectfully	55,960	37,650
Prepayments and other current assets	6,598	5,687
Derivative assets	—	8,752
Deferred income taxes	10,478	—

Total current assets	141,318	94,191
Property and Equipment — At cost, successful efforts method for oil and gas properties:
Proved oil and gas properties	804,421	1,007,068
Unevaluated oil and gas properties, excluded from amortization	168,284	279,125
Furniture, equipment and other	11,533	12,977

	984,238	1,299,170
Accumulated depreciation, depletion, amortization and impairment	(238,290)	(296,344)

Total property and equipment, net	745,948	1,002,826
Deferred Financing Costs and Other Assets	1,679	2,040

Total	$888,945	$1,099,057

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts payable and accrued liabilities	$58,113	$56,209
Amounts payable to oil and gas property owners	19,697	8,179
Production taxes payable	25,930	32,498
Derivative liability and other	29,058	7,598

Total current liabilities	132,798	104,484
Note Payable to Bank	86,000	205,000
Asset Retirement Obligations	23,733	29,470
Deferred Income Taxes	7,960	68,532
Other Noncurrent Liabilities	7,671	2,140
Stockholders’ Equity:
Common stock, $0.001 par value; authorized 150,000,000 shares; 43,695,286 and 43,942,965 shares issued at December 31, 2005 and June 30, 2006, respectively, with 26,577 and 245,889 shares subject to restrictions, respectively	44	44
Additional paid-in capital	721,145	720,655
Accumulated deficit	(62,515)	(32,171)
Treasury stock, at cost: 124,024 shares at December 31, 2005 and zero shares at June 30, 2006	(5,180)	—
Accumulated other comprehensive income (loss)	(22,711)	903

Total stockholders’ equity	630,783	689,431

Total	$888,945	$1,099,057

See notes to consolidated financial statements.

BILL BARRETT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
	(in thousands, except share and per share amounts)
Operating Revenues:
Oil and gas production	$53,962	$78,213	$104,647	$175,711
Other	487	4,407	1,708	4,674

Total operating revenues	54,449	82,620	106,355	180,385
Operating Expenses:
Lease operating expense	4,413	7,371	8,894	14,193
Gathering and transportation expense	2,881	4,067	5,604	8,018
Production tax expense	6,419	6,525	13,029	14,779
Exploration expense	684	641	2,665	3,925
Impairment, dry hole costs and abandonment expense	38,990	6,944	43,675	7,088
Depreciation, depletion and amortization	19,177	33,041	38,954	63,808
General and administrative	6,656	8,416	13,033	16,910

Total operating expenses	79,220	67,005	125,854	128,721

Operating Income (Loss)	(24,771)	15,615	(19,499)	51,664
Other Income and Expense:
Interest and other income	502	580	1,041	1,238
Interest expense	(496)	(2,884)	(1,002)	(4,355)

Total other income and expense	6	(2,304)	39	(3,117)

Income (Loss) before Income Taxes	(24,765)	13,311	(19,460)	48,547
Provision for (Benefit from) Income Taxes	(8,894)	5,101	(6,643)	18,203

Net Income (Loss)	$(15,871)	$8,210	$(12,817)	$30,344

Net Income (Loss) Per Common Share, Basic	$(0.37)	$0.19	$(0.30)	$0.70

Net Income (Loss) Per Common Share, Diluted	$(0.37)	$0.19	$(0.30)	$0.69

Weighted Average Common Shares Outstanding, Basic	43,186,922	43,636,185	43,136,115	43,605,992
Weighted Average Common Shares Outstanding, Diluted	43,186,922	44,096,016	43,136,115	44,123,992

See notes to consolidated financial statements.

BILL BARRETT CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(UNAUDITED)

	Convertible Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Comprehensive Income
	(in thousands)
Balance — December 31, 2004	$—	$43	$709,578	$(86,320)	$—	$(3,569)	$619,732
Exercise of options	—	1	7,149	—	(5,180)	—	1,970	$—
Tax benefit from option exercises	—	—	1,227	—	—	—	1,227	—
Stock-based compensation	—	—	3,211	—	—	—	3,211	—
Other	—	—	(20)	—	—	—	(20)	—
Comprehensive income (loss):
Net income	—	—	—	23,805	—	—	23,805	23,805
Effect of derivative financial instruments, net of tax	—	—	—	—	—	(19,142)	(19,142)	(19,142)

Total comprehensive income								$4,663

Balance — December 31, 2005	$—	$44	$721,145	$(62,515)	$(5,180)	$(22,711)	$630,783
Exercise of options	—	—	6,199	—	(4,886)	—	1,313	$—
Stock-based compensation	—	—	3,386	—	—	—	3,386	—
Retirement of treasury stock	—	—	(10,066)	—	10,066	—	—	—
Other	—	—	(9)	—		—	(9)	—
Comprehensive income:
Net income	—	—	—	30,344	—	—	30,344	30,344
Effect of derivative financial instruments, net of tax	—	—	—	—	—	23,614	23,614	23,614

Total comprehensive income								$53,958

Balance — June 30, 2006	$—	$44	$720,655	$(32,171)	$—	$903	$689,431

See notes to consolidated financial statements.

BILL BARRETT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2005	2006
	(in thousands)
Operating Activities:
Net Income (Loss)	$(12,817)	$30,344
Adjustments to reconcile to net cash provided by operations:
Depreciation, depletion and amortization	38,954	63,808
Deferred income taxes	(6,643)	18,203
Impairment, dry hole costs and abandonment expense	43,675	7,088
Stock compensation and other non-cash charges	1,405	3,458
Amortization of deferred financing costs	563	334
Gain on disposal of properties	(1,465)	(4,276)
Change in operating assets and liabilities:
Accounts receivable	5,401	18,415
Prepayments and other assets	(370)	1,336
Accounts payable, accrued and other liabilities	(3,112)	(3,490)
Amounts payable to oil and gas property owners	1,476	(11,518)
Production taxes payable	7,606	6,568

Net cash provided by operating activities	74,673	130,270
Investing Activities:
Additions to oil and gas properties	(144,315)	(274,790)
Additions of furniture, equipment and other	(1,405)	(1,560)
Proceeds from sale of properties	6,580	6,863

Net cash used in investing activities	(139,140)	(269,487)
Financing Activities:
Proceeds from debt	—	128,000
Principal payments on debt	—	(15,495)
Proceeds from sale of common stock	290	1,652
Deferred financing costs and other	(50)	(1,120)

Net cash provided by financing activities	240	113,037

Decrease in Cash and Cash Equivalents	(64,227)	(26,180)
Beginning Cash and Cash Equivalents	99,926	68,282

Ending Cash and Cash Equivalents	$35,699	$42,102

See notes to consolidated financial statements.

BILL BARRETT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

June 30, 2006

1. Organization

Bill Barrett Corporation (the “Company”, “we”, or “us”), a Delaware corporation, is an independent oil and gas company engaged in the exploration, development and production of natural gas and crude oil. Since its inception on January 7, 2002, the Company has conducted its activities principally in the Rocky Mountain region of the United States. On December 9, 2004, our Registration Statements on Form S-1 (SEC File Nos. 333-114554, 333-121128 and 333-121142) concerning our initial public offering (“IPO”) were declared effective by the Securities and Exchange Commission (the “SEC”). The offering was completed on December 15, 2004 and the underwriters purchased a total of 14,950,000 shares of our common stock at a price to the public of $25.00 per share. We received net proceeds of $347.3 million after deducting underwriting fees and other offering costs.

2. Summary of Significant Accounting Policies

Basis of Presentation. The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Pursuant to the rules and regulations of the SEC, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting of normal and recurring accruals) considered necessary to present fairly our financial position as of June 30, 2006, the results of operations for the three and six months ended June 30, 2005 and 2006, and cash flows for the six months ended June 30, 2005 and 2006. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the full year because of the impact of fluctuations in prices received for natural gas and oil, natural production declines, the uncertainty of exploration and development drilling results, and other factors. For a more complete understanding of the Company’s operations, financial position and accounting policies, these consolidated financial statements and the notes thereto should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2005 previously filed with the SEC.

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

Other exploration costs, including certain geological and geophysical expenses and delay rentals for oil and gas leases, are charged to expense as incurred. The sale of a partial interest in a proved property is accounted for as a cost recovery and no gain or loss is recognized as long as this treatment does not significantly affect the unit-of-production amortization rate. A gain or loss is recognized for all other sales of proved properties. Maintenance and repairs are charged to expense and renewals and betterments are capitalized to the appropriate property and equipment accounts.

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

Materials and supplies consists primarily of tubular goods and well equipment to be used in future drilling operations or repair operations and is carried at the lower of cost or market, on a first-in, first-out basis.

The following table sets forth the net capitalized costs and associated accumulated depreciation, depletion and amortization, including impairments, relating to the Company’s natural gas and oil producing activities (in thousands):

	As of December 31, 2005	As of June 30, 2006
Proved properties	$286,503	$335,949
Wells and related equipment and facilities	445,943	593,054
Support equipment and facilities	64,969	73,752
Materials and supplies	7,006	4,313

Total proved oil and gas properties	804,421	1,007,068
Accumulated depreciation, depletion, amortization and impairment	(234,713)	(291,838)

Total proved oil and gas properties, net	$569,708	$715,230

Unevaluated properties	$93,145	$186,555
Wells and equipment in progress	75,139	92,570

Total unevaluated oil and gas properties, excluded from amortization	$168,284	$279,125

Net changes in capitalized exploratory well costs for the six months ended June 30, 2006 are reflected in the following table (in thousands).

Beginning of period	$61,530
Additions to capitalized exploratory well costs pending the determination of proved reserves	114,780
Reclassifications to wells, facilities and equipment based on the determination of proved reserves	(90,530)
Exploratory well costs charged to impairment, dry hole costs and abandonment expense	(6,640)

End of period	$79,140

The following table provides an aging of capitalized exploratory well costs based on the date the drilling was completed and the number of wells for which exploratory well costs have been capitalized for a period greater than one year since the completion of drilling (dollars expressed in thousands):

June 30, 2006
Capitalized exploratory well costs that have been capitalized for a period of one year or less	$69,961
Capitalized exploratory well costs that have been capitalized for a period greater than one year	9,179

End of period balance	$79,140

Number of exploratory wells that have costs capitalized for a period greater than one year	54

As of June 30, 2006, exploratory well costs that have been capitalized for a period greater than one year since the completion of drilling include costs of $9.2 million. The majority of our exploratory wells that have been capitalized for a period greater than one year are located in the Powder River Basin. In this basin, we drill wells into various coal seams. In order to produce gas from the coal seams, a period lasting from a few to 24 months, or in some cases longer, of dewatering is required prior to obtaining sufficient gas production to justify capital expenditures for compression and gathering, and to classify the reserves as proved.

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

During the six months ended June 30, 2006, the Company granted 411,370 options to purchase shares of common stock with a weighted average exercise price of $35.20 per share and 250,720 nonvested equity shares of common stock. During the three months ended June 30, 2006, the Company granted 64,100 options to purchase shares of common stock with a weighted average exercise price of $32.19 per share. Included within operating expenses is non-cash stock based compensation related to option and nonvested equity share awards of $0.8 million and $1.5 million for the three months ended June 30, 2005 and 2006, respectively and $1.5 million and $3.2 million for the six months ended June 30, 2005 and 2006, respectively. As of June 30, 2006, there were $16.3 million of total compensation costs related to nonvested stock options and nonvested equity shares of common stock grants that are expected to be recognized over a weighted-average period of 3.3 years.

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

In July 2006, the FASB issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FAS 109. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The interpretation is effective for fiscal years beginning after December 15, 2006. We do not expect the adoption of FIN 48 to have a material impact on our financial statements.

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

The following table sets forth the calculation of basic and diluted earnings per share (in thousands except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2005	2006	2005	2006
Net income (loss)	$(15,871)	$8,210	$(12,817)	$30,344
Adjustments to net income (loss) for dilution	—	—	—	—

Net income (loss) adjusted for the effect of dilution	$(15,871)	$8,210	$(12,817)	$30,344

Basic weighted-average common shares outstanding in period	43,187	43,636	43,136	43,606
Add dilutive effects of stock options and nonvested equity shares of common stock	—	460		518

Diluted weighted-average common shares outstanding in period	43,187	44,096	43,136	44,124

Basic income (loss) per common share	$(0.37)	$0.19	$(0.30)	$0.70

Diluted income (loss) per common share	$(0.37)	$0.19	$(0.30)	$0.69

4. Supplemental Disclosures of Cash Flow Information

Supplemental cash flow information is as follows (in thousands):

	For six months ended June 30
	2005	2006
Cash paid for interest	$401	$3,806
Supplemental disclosures of noncash investing and financing activities:
Retirement of treasury stock	—	(10,066)
Exchange of oil and gas properties for equipment	—	105
Assumption of debt and deferred tax liability – CH4 acquisition	—	47,156
Changes in current assets and liabilities that are reflected in investing activities	5,753	1,154
Net change in asset retirement obligations	866	4,475
Treasury stock acquired from employee stock option exercises	—	4,886

5. Acquisitions

On May 8, 2006, the Company acquired 100% of the outstanding stock of CH4 Corporation, a Delaware corporation (“CH4”), for $75.6 million in cash and agreed to pay $6.5 million of indebtedness of CH4. The acquisition was funded with borrowings under the Company’s credit facility. The primary assets of CH4 consisted of approximately 84,300 gross (52,000 net) acres of oil and gas leasehold interests of coal bed methane properties in the Powder River Basin of Wyoming and an estimated 11.0 Bcfe of proved reserves.

The CH4 acquisition was recorded using the purchase method of accounting and the results of operations from the acquisition are included with the results of the Company from the date of closing. The table below summarizes the preliminary allocation of the purchase price of the transaction based upon the acquisition date fair values of the assets acquired and the liabilities assumed (in thousands):

Purchase Price:
Cash paid, net of cash received	$73,904
Debt assumed	6,495

Total	$80,399

Allocation of Purchase Price:
Working capital	$127
Proved oil and gas properties	40,469
Unevaluated oil and gas properties	80,979
Other non-current assets	122
Deferred income taxes	(40,661)
Asset retirement obligation	(637)

Total	$80,399

In July 2006, the Company signed a definitive purchase and sale agreement to sell a portion of the properties acquired from CH4. See Note 12. for further information. These properties were not considered held for sale in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, prior to June 30, 2006.

6. Note Payable to Bank

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

As of June 30, 2006, borrowings outstanding under the Amended Credit Facility totaled $205 million. The Amended Credit Facility also contains certain financial covenants. We have complied with all financial covenants for all periods.

7. Asset Retirement Obligations

The Company follows the provisions of SFAS No. 143, Accounting for Asset Retirement Obligations, in accounting for its obligations associated with the retirement of tangible long-lived assets. The estimated fair value of the future costs associated with dismantlement, abandonment and restoration of oil and gas properties is recorded generally upon acquisition or completion of a well. The net estimated costs are discounted to present values using a risk adjusted rate over the estimated economic life of the oil and gas properties. Such costs are capitalized as part of the related asset. The asset is depleted on the units-of-production method on a field-by-field basis. The liability is periodically adjusted to reflect (1) new liabilities incurred, (2) liabilities settled during the period, (3) accretion expense, and (4) revisions to estimated future cash flows. The accretion expense is recorded as a component of depreciation, depletion and amortization expense in the accompanying Consolidated Statements of Operations. A reconciliation of the changes in the liability for the six months ended June 30, 2006 follows (in thousands):

Beginning of period	$23,733
Liabilities incurred	2,064
Liabilities settled	(965)
Accretion expense	1,355
Revisions to estimate	3,283

End of period	$29,470

8. Derivative Instruments and Hedging Activities

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

To mitigate some of the potential negative impact on cash flow caused by changes in natural gas and oil prices, we have entered into commodity swap and collar contracts to fix the floor and ceiling prices we receive for a portion of our natural gas and oil production. Our natural gas and oil derivative financial instruments have been designated as cash flow hedges in accordance with SFAS No. 133.

The Company was a party to various swap and collar contracts for natural gas based on Northwest Pipeline Rocky Mountains (“NORRM”) and Colorado Interstate Gas Rocky Mountains (“CIGRM”) indexes during the six months ended June 30, 2005 and 2006. As a result, the Company recognized a reduction of natural gas production revenues related to these contracts of $1.5 million and an increase of $5.0 million in the three months ended June 30, 2005 and 2006, respectively, and a reduction of $2.2 million and an increase of $4.3 million in the six months ended June 30, 2005 and 2006, respectively. The Company also was a party to various collar contracts for oil based on a West Texas Intermediate (“WTI”) index recognizing a reduction to oil production revenues related to these contracts of $0.7 million and $1.3 million in the three months ended June 30, 2005 and 2006, respectively, and $1.2 million and $2.1 million in the six months ended June 30, 2005 and 2006, respectively. As the underlying prices in the Company’s hedge contracts were consistent with the indices used to sell its natural gas and oil, no ineffectiveness was recognized related to its hedge contracts for the three and six months ended June 30, 2005 and 2006.

At August 4, 2006, the Company had the following swap contracts and cashless collars (purchased put options and written call options) in order to hedge a portion of our 2006, 2007 and 2008 natural gas and oil production. The cashless collars are used to establish floor and ceiling prices on anticipated future natural gas production.

Product	Volume Per Day	Quantity Type	Weighted Average Floor Pricing	Weighted Average Ceiling Pricing	Fixed Price	Index Price (1)	Contract Period
Cashless Collars:
Natural gas	35,000	MMBtu	$4.82	$6.72	n/a	NORRM	1/1/2006 — 12/31/2006
Natural gas	24,000	MMBtu	$7.54	$13.68	n/a	CIGRM	1/1/2006 — 12/31/2006
Oil	750	Bbls	$42.53	$52.26	n/a	WTI	1/1/2006 — 12/31/2006
Natural gas	64,000	MMBtu	$6.07	$9.61	n/a	CIGRM	1/1/2007 — 12/31/2007
Oil	800	Bbls	$55.00	$79.85	n/a	WTI	1/1/2007 — 12/31/2007
Natural gas	35,000	MMBtu	$6.50	$10.00	n/a	CIGRM	1/1/2008 — 12/31/2008
Oil	500	Bbls	$70.00	$80.15	n/a	WTI	1/1/2008 — 12/31/2008
Swap Contracts:
Natural gas	15,000	MMBtu	n/a	n/a	$6.52	CIGRM	9/1/2006 — 10/31/2006

(1)	NORRM refers to Northwest Pipeline Rocky Mountains price and CIGRM refers to Colorado Interstate Gas Rocky Mountains price as quoted in Platt’s Inside FERC on the first business day of each month. WTI refers to West Texas Intermediate price as quoted on the New York Mercantile Exchange.

The Company’s natural gas and oil derivative financial instruments have been designated as cash flow hedges in accordance with SFAS No. 133 and are included in current assets and current and other noncurrent liabilities in the Company’s Consolidated Balance Sheets.

At June 30, 2006, the estimated fair value of contracts designated and qualifying as cash flow hedges under SFAS No. 133 was a net asset of $1.4 million. The Company will reclassify the appropriate amount to gains or losses included in natural gas and oil production operating revenues as the hedged production quantity is produced. Based on current projected market prices, the net amount of existing unrealized after-tax income as of June 30, 2006 to be reclassified from accumulated other comprehensive income to net income in the next 12 months would be $2.5 million. The Company anticipates that all original forecasted transactions will occur by the end of the originally specified time periods.

9. Income Taxes

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

At June 30, 2006, the Company’s balance sheet reflected net deferred tax liability of $70.2 million, of which $0.5 million pertains to a net deferred tax liability of derivative instruments reflected in accumulated other comprehensive income.

Income tax expense for the three and six months ended June 30, 2005 and 2006 differs from the amounts that would be provided by applying the U.S. federal income tax rate to income before income taxes principally due to state income taxes, stock-based compensation not deductible for income tax purposes and other permanent differences.

10. Stockholders’ Equity

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

The Company’s authorized capital structure consists of 75,000,000 shares of $0.001 par value preferred stock and 150,000,000 shares of $0.001 par value common stock. In October 2004, 150,000 shares of $0.001 par value preferred stock were designated as Series A Junior Participating Preferred Stock, none of which are outstanding. At June 30, 2006, the Series A Junior Participating Preferred Stock was the Company’s only designated preferred stock, the remainder of authorized preferred stock being undesignated.

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

The Company may occasionally acquire treasury stock in connection with the vesting and exercise of share-based awards, which is recorded at cost. As of June 30, 2006, all treasury stock held by the Company was retired.

11. Accumulated Other Comprehensive Income (Loss)

The Company follows the provisions of SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting comprehensive income. The components of accumulated other comprehensive income and related tax effects for the six months ended June 30, 2006 were as follows:

	Gross	Tax Effect	Net of Tax
	(in thousands)
Accumulated other comprehensive loss — December 31, 2005	$(36,050)	$13,339	$(22,711)
Change in fair value of hedges	39,607	(14,637)	24,970
Reclassification adjustment for realized losses on hedges included in net income	(2,135)	779	(1,356)

Accumulated other comprehensive income — June 30, 2006	$1,422	$(519)	$903

12. Subsequent Events

In July, 2006, the Company entered into a definitive purchase and sale agreement to sell certain coalbed methane properties for $30.7 million, subject to standard closing adjustments. The transaction has an effective date of July 1, 2006 and an expected closing date by the end of the third quarter. The Company estimates that the divested properties have proved reserves of 7 Bcfe and net production of 3 MMcfed. The properties, approximately 17,000 net acres, were a portion of the properties included in the CH4 Corporation acquisition in May 2006.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, market prices for natural gas and oil, economic and competitive conditions, regulatory changes, estimates of proved reserves, potential failure to achieve production from development projects, capital expenditures and other uncertainties, as well as those factors discussed below (including in Part II, Item 1A) and in our Annual Report on Form 10-K for the year ended December 31, 2005 under the “Cautionary Note Regarding Forward-Looking Statements” section and the “Risk Factors” section, all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur.

Overview

Bill Barrett Corporation (the “Company”, “we” or “us”) was formed in January 2002 and is incorporated in the State of Delaware. We explore for and develop natural gas and oil in the Rocky Mountain region of the United States. We began active natural gas and oil operations in March 2002 upon the acquisition of properties in the Wind River Basin of Wyoming. Also in 2002, we completed two additional acquisitions of properties in the Uinta (Utah), Wind River (Wyoming), Powder River (Wyoming) and Williston (North Dakota, South Dakota and Montana) Basins. In early 2003, we completed an acquisition of largely undeveloped coalbed methane properties located in the Powder River Basin. In September 2004, we acquired properties in or around the Gibson Gulch field in the Piceance Basin of Colorado. In December 2004, we completed our IPO of 14,950,000 shares of our common stock at a price to the public of $25.00 per share. We received net proceeds of $347.3 million after deducting underwriting fees and other offering costs. We completed an acquisition in May 2006, in which we acquired additional coalbed methane properties located in the Powder River Basin.

Results of Operations

The financial information with respect to the six and three months ended June 30, 2005 and 2006 that is discussed below is unaudited. In the opinion of management, such information contains all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for such periods. The results of operations for interim periods are not necessarily indicative of the results of operations for the full fiscal year.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2006

	Six Months Ended June 30,		Increase (Decrease)
	2005	2006	Amount	Percent
	($ in thousands)
Operating Results:
Revenues
Oil and gas production revenues	$104,647	$175,711	$71,064	68%
Other income	1,708	4,674	2,966	174%
Operating Expenses
Lease operating expense	8,894	14,193	5,299	60%
Gathering and transportation expense	5,604	8,018	2,414	43%
Production tax expense	13,029	14,779	1,750	13%
Exploration expense	2,665	3,925	1,260	47%
Impairment, dry hole costs and abandonment expense	43,675	7,088	(36,587)	(84%)
Depreciation, depletion and amortization	38,954	63,808	24,854	64%
General and administrative	11,555	13,743	2,188	19%
Non-cash stock-based compensation	1,478	3,167	1,689	114%

Total operating expenses	$125,854	$128,721	$2,867	2%
Production Data:
Natural gas (MMcf)	15,526	23,323	7,797	50%
Oil (MBbls)	250	332	82	33%
Combined volumes (MMcfe)	17,025	25,315	8,290	49%
Daily combined volumes (Mmcfe/d)	94	140	46	49%
Average Prices (includes effects of hedges) (1):
Natural gas (per Mcf)	$6.04	$6.77	$0.73	12%
Oil (per Bbl)	43.70	53.31	9.61	22%
Combined (per Mcfe)	6.15	6.94	0.79	13%
Average Costs (per Mcfe):
Lease operating expense	$0.52	$0.56	$0.04	8%
Gathering and transportation expense	0.33	0.32	(0.01)	(3%)
Production tax expense	0.77	0.58	(0.19)	(25%)
Depreciation, depletion and amortization	2.29	2.52	0.23	10%
General and administrative	0.68	0.54	(0.14)	(21%)

(1)	Average prices shown in the table are net of the effects of hedging transactions. As a result of hedging transactions, natural gas and oil production revenues were reduced by $3.4 million for the six months ended June 30, 2005 and were increased by $2.2 million for the six months ended June 30, 2006. Before the effect of hedging contracts, the average price we received for natural gas and oil for the six months ended June 30, 2005 was $6.18 per Mcf and $48.61 per Bbl, respectively, compared with $6.59 per Mcf and $59.77 per Bbl, respectively, for the six months ended June 30, 2006.

Production Revenues. Production revenues increased from $104.6 million for the six months ended June 30, 2005 to $175.7 million for the current year period due to both an increase in production and increases in natural gas and oil prices. Price increases added approximately $13.5 million of production revenues and production increases added approximately $57.6 million of production revenues, after natural production declines, so that our new production from our drilling program and our acquisition more than offset natural production declines.

On a Mcf equivalent basis, total production volumes for the six months ended June 30, 2006 increased 49% from total production for the prior year comparable period. Additional information concerning production is in the following table.

	Six Months Ended June 30, 2005			Six Months Ended June 30, 2006
	Oil	Natural Gas	Total	Oil	Natural Gas	Total
	(MBbls)	(MMcf)	(MMcfe)	(MBbls)	(MMcf)	(MMcfe)
Wind River Basin	41	6,388	6,634	25	6,018	6,168
Uinta Basin	2	3,016	3,028	24	7,872	8,016
Powder River Basin	—	4,260	4,260	—	3,620	3,620
Piceance Basin	17	1,779	1,881	79	5,710	6,184
Williston Basin	177	71	1,133	191	75	1,221
Other	13	12	90	13	28	106

Total	250	15,526	17,026	332	23,323	25,315

The production increase in the Uinta Basin reflects our successful exploration and development activities in the West Tavaputs field along with first production from our initial Lake Canyon discovery wells. The production increase in the Piceance Basin is the result of our continued development activities. The production decrease in the Powder River Basin is due to natural production declines in our existing mature fields and the lag time between drilling of coal bed methane wells and production of natural gas while dewatering occurs, which are partially offset by the production from the properties acquired in early May 2006. As of June 30, 2006, we had 116 coal bed methane wells in the dewatering stage.

Hedging Activities. During the six months ended June 30, 2005, approximately 52% of our natural gas volumes and 44% of our oil volumes were hedged, resulting in a reduction in revenues of $3.4 million. During the six months ended June 30, 2006, approximately 42% of our natural gas volumes and 41% of our oil volumes were hedged, resulting in an increase in revenues of $2.2 million.

Lease Operating Expense and Gathering and Transportation Expense. Our lease operating expense increased from $0.52 per Mcfe in the first six months of 2005 to $0.56 per Mcfe in the current year period while our gathering and transportation expense decreased slightly from $0.33 per Mcfe in the first six months of 2005 to $0.32 per Mcfe in the current year period. The increase in lease operating expenses is primarily due to an increase in the Powder River Basin from $0.56 per Mcfe for the six months ended June 30, 2005 to $0.94 per Mcfe in the current year period. This increase on a per Mcfe basis in the Powder River Basin is substantially due to higher water handling charges on dewatering wells in new pilot areas that have no offsetting gas production as yet. As of June 30, 2006, we had 116 coal bed methane wells in the dewatering stage. Lease operating expense also increased in the Williston Basin from $0.98 per Mcfe for the first six months of 2005 to $1.62 per Mcfe in the current year period as a result of the high volumes of water being produced from wells recently put onto production.

We have entered into long-term firm transportation contracts on a portion of our production to guarantee capacity on major pipelines to avoid possible production curtailments that may arise due to limited pipeline capacity. The majority of our long-term firm transportation agreements are for gas production from the Piceance and Uinta Basins where we expect to spend a significant portion of our capital expenditure program in future years. Included in the above gathering and transportation expense per Mcfe is $0.04 and $0.08 per Mcfe of transportation expense from long-term contracts for the six months ended June 30, 2005 and 2006, respectively.

Production Tax Expense. Total production taxes increased from $13.0 million for the six months ended June 30, 2005 to $14.8 million for the current year period as the result of higher production revenues from the increase in both production volumes and oil and gas prices received. Production taxes as a percentage of natural gas and oil sales before hedging adjustments were 12.1% for the six months ended June 30, 2005 and 8.5% for the current year period. Production taxes are primarily based on the wellhead values of production and tax rates that vary across the different areas that we operate. As the proportion of our production changes from area to area, our production tax rate will either increase or decrease depending on the quantities produced from each area and the production tax rates in effect in each individual area. For example, as we continue to develop our acreage position in the Piceance Basin in Colorado, where the overall production tax rate approximates 6%, which is lower than our current overall rate, our overall production tax rate will decrease as proportionately more volumes are added from this lower tax rate area.

Exploration Expense. Exploration costs increased from $2.7 million in the first six months of 2005 to $3.9 million in the current year period. The costs for the six months ended June 30, 2005 include $1.9 million for seismic programs principally in the Wind River Basin along with $0.8 million for delay rentals and other costs. The costs for the six months ended June 30, 2006 include $3.0 million for seismic programs, principally in the Montana Overthrust, Wind River, Uinta, Paradox and DJ Basins, and $0.9 million for delay rentals and other costs.

Impairment, Dry Hole Costs and Abandonment Expense. Our impairment, dry hole costs and abandonment expense decreased from $43.7 million during the first six months of 2005 to $7.1 million during the current year period. For the six months ended June 30, 2005, impairment expense was $36.3 million, dry hole costs were $6.4 million for dry holes in the Wind River, Green River and Uinta Basins, and abandonment expense was $1.0 million. For the six months ended June 30, 2006, impairment expense was zero, dry hole costs were $6.4 million for dry holes in the Williston and Uinta Basins, and abandonment expense was $0.7 million. Included in the $6.4 million of dry hole costs for the six months ended June 30, 2006 is $3.5 million related to the #1DLB, an exploration well located in the Lake Canyon area of the Uinta Basin. This well, which was completed in late April 2006, was tested and determined to be commercial in the Wasatch formation and non-commercial in the zones below the Wasatch; thus, a proportionate share of the well cost is being expensed.

We account for oil and gas exploration and production activities using the successful efforts method under which we capitalize exploratory well costs until a determination is made as to whether or not the wells have found proved reserves. If proved reserves are not assigned to an exploratory well, the costs of drilling the well are charged to expense, otherwise, the costs remain capitalized and are depleted as production occurs. The following table shows the costs of exploratory wells for which drilling was completed and which are included in unevaluated oil and gas properties as of June 30, 2006 pending determination of whether the wells will be assigned proved reserves. The following table does not include $14.7 million related to exploratory wells in progress for which drilling had not been completed at June 30, 2006:

	Time Elapsed Since Drilling Completed
	0-3 Months	4-6 Months	7-12 Months	> 12 Months	Total
	(in thousands)
Wells for which drilling has completed	$23,084	$18,457	$13,736	$9,179	$64,456

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense was $39.0 million for the six months ended June 30, 2005 compared to $63.8 million for the current year period. Of the increase, $19.0 million is due to the 49% increase in production and $5.8 million is due to an increased depletion rate for the first half of 2006. During the six months ended June 30, 2005, the weighted average depletion rate was $2.29 per Mcfe. In the six months ended June 30, 2006, the weighted average depletion rate was $2.52 per Mcfe. Under successful efforts accounting, depletion expense is separately computed for each producing area based on geologic and reservoir delineation. The capital expenditures for proved properties for each area compared to the proved reserves corresponding to each producing area determine a weighted average depletion rate for current production. The Company’s cost of finding oil and gas reserves in certain areas yielded an overall higher depletion rate for the first six months of 2006 compared to the prior year period. Future depletion rates will be adjusted to reflect future capital expenditures and proved reserve changes in specific areas.

General and Administrative Expense. General and administrative expense, excluding non-cash stock-based compensation, increased from $11.6 million in the six months ended June 30, 2005 to $13.7 million in the current year period. This increase was primarily due to increased personnel required for our capital program and production levels. As of June 30, 2006, we had 137 full time employees in our corporate office compared to 118 as of June 30, 2005. However, on a per unit of production basis, general and administrative expense decreased from $0.68 per Mcfe in the first six months of 2005 to $0.54 per Mcfe in the current year period due to increases in production.

Non-cash charges for stock-based compensation were $1.5 million in the first six months of 2005 compared to $3.2 million in the current year period. The increase in charges for non-cash compensation is primarily due to the increased number of equity awards that were granted throughout the last half of 2005 and during the six months ended June 30, 2006. Equity awards to employees generally were made in the first quarter of 2006 and were not made in the first quarter of 2005 because of awards previously made in connection with our IPO in December 2004. The increase is also due to the acceleration of vesting of share-based awards for certain officers of the Company who left the Company during 2006. Additionally, the Company amended its 401(k) Plan on January 1, 2006 to increase the Company’s match of the employees’ contribution from 4% up to 6%, of which 50% of the match is made with the Company’s common stock.

Interest Expense. Interest expense increased to $4.4 million in the six months ended June 30, 2006 from $1.0 million in the prior year period. The increase was due to higher debt levels during 2006 to fund exploration and development activities and a lack of a need to draw on our credit facility until the third quarter of 2005 due to the availability of the proceeds of our IPO in December 2004.

As a result, the interest expense during the first six months of 2005 was comprised of debt commitment fees and amortization of deferred financing costs. The weighted average outstanding balance under our credit facility for the six months ended June 30, 2006 was $124.8 million.

Income Tax Expense. Our effective tax rate was 34.1% and 37.5% in the six months ended June 30, 2005 and 2006, respectively. For both the 2005 and 2006 periods, our effective tax rate differs from the statutory rates primarily because the Company recorded stock-based compensation expense under APB 25 and SFAS No. 123R that is not deductible for income tax purposes. All of our income tax liabilities and benefits are deferred. Due to the tax deductions being created by our drilling activities, we expect that we will not incur cash income tax liabilities for at least the next year.

Net Income. We generated net income of $30.3 million in the six months ended June 30, 2006 compared to a net loss of $12.8 million in the prior year period. The primary reasons for the increase in net income is due to the increase in production and increases in natural gas and oil prices. Additionally, impairment, dry hole costs and abandonment expense decreased by $36.6 million. Offsetting the increase in operating revenues were increases in operating expenses and interest expense during the first six months of 2006 as compared to the prior year period.

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2006

	Three Months Ended		Increase (Decrease)
	June 30,
	2005	2006	Amount	Percent
	($ in thousands)
Operating Results:
Revenues
Oil and gas production revenues	$53,962	$78,213	$24,251	45%
Other income	487	4,407	3,920	805%
Operating Expenses
Lease operating expense	4,413	7,371	2,958	67%
Gathering and transportation expense	2,881	4,067	1,186	41%
Production tax expense	6,419	6,525	106	2%
Exploration expense	684	641	(43)	(6%)
Impairment, dry hole costs and abandonment expense	38,990	6,944	(32,046)	(82%)
Depreciation, depletion and amortization	19,177	33,041	13,864	72%
General and administrative	5,878	6,877	999	17%
Non-cash stock-based compensation	778	1,539	761	98%

Total operating expenses	$79,220	$67,005	$(12,215)	(15%)
Production Data:
Natural gas (MMcf)	7,813	11,119	3,306	42%
Oil (MBbls)	124	176	52	42%
Combined volumes (MMcfe)	8,557	12,175	3,618	42%
Daily combined volumes (Mmcfe/d)	94	134	40	43%
Average Prices (includes effects of hedges) (1):
Natural gas (per Mcf)	$6.20	$6.15	$(0.05)	(1%)
Oil (per Bbl)	44.73	55.70	10.97	25%
Combined (per Mcfe)	6.31	6.42	0.11	2%
Average Costs (per Mcfe):
Lease operating expense	$0.52	$0.61	$0.09	17%
Gathering and transportation expense	0.34	0.33	(0.01)	(3%)
Production tax expense	0.75	0.54	(0.21)	(28%)
Depreciation, depletion and amortization	2.24	2.71	0.47	21%
General and administrative	0.69	0.56	(0.13)	(19%)

(1)

Average prices shown in the table are net of the effects of hedging transactions. As a result of hedging transactions, natural gas and oil production revenues were reduced by $2.2 million for the three months ended June 30, 2005 and increased by $3.7 million for the three months ended June 30, 2006. Before the effect of hedging contracts, the average price we received for natural gas and oil for the quarter ended June 30, 2005 was $6.39 per Mcf and $50.25 per Bbl, respectively, compared with $5.70 per Mcf and $63.12 per Bbl, respectively, for the quarter ended June 30, 2006.

Production Revenues. Production revenues increased from $54.0 million for the three months ended June 30, 2005 to $78.2 million for the current year period due to both an increase in production and increases in oil prices. Price increases added approximately $0.9 million of production revenues and production increases added approximately $23.3 million of production revenues, after natural production declines, so that our new production from our drilling program and our acquisition more than offset natural production declines.

On a Mcf equivalent basis, total production volumes for the three months ended June 30, 2006 increased 42% from total production for the prior year period. Additional information concerning production is in the following table.

	Three Months Ended June 30, 2005			Three Months Ended June 30, 2006
	Oil	Natural Gas	Total	Oil	Natural Gas	Total
	(MBbls)	(MMcf)	(MMcfe)	(MBbls)	(MMcf)	(MMcfe)
Wind River Basin	20	3,112	3,232	13	2,600	2,678
Uinta Basin	1	1,520	1,526	14	3,421	3,505
Powder River Basin	—	2,183	2,183	—	1,872	1,872
Piceance Basin	8	961	1,009	42	3,177	3,429
Williston Basin	88	34	562	100	37	637
Other	7	3	45	7	12	54

Total	124	7,813	8,557	176	11,119	12,175

The production decrease in the Wind River Basin is due to natural production declines in our Cave Gulch and Cooper Reservoir Fields. The production increase in the Uinta Basin reflects our successful exploration and development activities in the West Tavaputs and Lake Canyon areas. The production increase in the Piceance Basin is the result of our continued development activities. The production decrease in the Powder River Basin is due to natural production declines in our Palm Tree and Tuit fields and the lag time between drilling of coal bed methane wells and production of natural gas while dewatering occurs, which are partially offset by the production from the properties acquired in early May 2006. As of June 30, 2006, we had 116 coal bed methane wells in the dewatering stage.

Hedging Activities. During the three months ended June 30, 2005, approximately 55% of our natural gas volumes and 59% of our oil volumes were hedged, resulting in a reduction in revenues of $2.2 million. During the three months ended June 30, 2006, approximately 44% of our natural gas volumes and 39% of our oil volumes were hedged, resulting in an increase in revenues of $3.7 million.

Lease Operating Expense and Gathering and Transportation Expense. Our lease operating expense increased from $0.52 per Mcfe in the second quarter of 2005 to $0.61 per Mcfe in the current year period, and our gathering and transportation expense decreased slightly from $0.34 per Mcfe in the second quarter of 2005 to $0.33 per Mcfe in the current year period. The increase in LOE is primarily attributable to higher salt water disposal costs in the Piceance, Williston and Powder River Basins. The increase in the Powder River Basin is substantially due to coal bed methane wells in the dewatering stage in new pilot areas that have no offsetting gas production as yet. As of June 30, 2006, we had 116 coal bed methane wells in the dewatering stage.

We have entered into long-term firm transportation contracts on a portion of our production to guarantee capacity on major pipelines to avoid possible production curtailments that may arise due to limited pipeline capacity. The majority of our long-term firm transportation agreements are for gas production from the Piceance and Uinta Basins where we expect to spend a significant portion of our capital expenditure program in future years. Included in the above gathering and transportation expense per Mcfe is $0.04 and $0.07 per Mcfe of transportation expense from long-term contracts for the three months ended June 30, 2005 and 2006, respectively.

Production Tax Expense. Total production taxes increased from $6.4 million for the three months ended June 30, 2005 to $6.5 million for the current year period as the result of higher production revenues from the increase in both production volumes and oil and gas prices received. Production taxes as a percentage of natural gas and oil sales before hedging adjustments were 11.4% for the three months ended June 30, 2005 and 8.8% for the current year period. Production taxes are primarily based on the wellhead values of production and tax rates that vary across the different areas that we operate. As the proportion of our production changes from area to area, our production tax rate will either increase or decrease depending on the quantities produced from each area and the production tax rates in effect in each individual area. For example, as we continue to develop our acreage position in the Piceance

Basin in Colorado, where the overall production tax rate will approximate 6%, which is lower than our current overall rate, our overall production tax rate will decrease as proportionately more volumes are added from this lower tax rate area.

Exploration Expense. Exploration costs decreased from $0.7 million in the second quarter of 2005 to $0.6 million in the current year period. The costs for the three months ended June 30, 2005 include $0.3 million for seismic programs principally in the Wind River Basin along with $0.4 million for delay rentals and other costs. The costs for the three months ended June 30, 2006 include $0.1 million for seismic programs, principally in the DJ Basin and $0.5 million for delay rentals and other costs.

Impairment, Dry Hole Costs and Abandonment Expense. Our impairment, dry hole costs and abandonment expense decreased from $39.0 million during the second quarter of 2005 to $6.9 million during the current year period. For the three months ended June 30, 2005 impairment expense was $36.3 million, dry hole costs were $2.0 million for dry holes in the Wind River and Green River Basins, and abandonment expense was $0.7 million. For the three months ended June 30, 2006, impairment expense was zero, dry hole costs were $6.4 million for dry holes in the Williston and Uinta Basins and abandonment expense was $0.5 million. Included in the $6.4 million of dry hole costs is $3.5 million related to the #1DLB, an exploration well located in the Lake Canyon area of the Uinta Basin. This well, which was completed in late April, was tested and determined to be commercial in the Wasatch formation and non-commercial in the zones below the Wasatch; thus, a proportionate share of the well cost is being expensed.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense was $19.2 million for the three months ended June 30, 2005 compared to $33.0 million for the current year period. Of the increase, $8.1 million is due to the 42% increase in production and $5.7 million is due to an increased depletion rate for the three months ended June 30, 2006. During the three months ended June 30, 2005, the weighted average depletion rate was $2.24 per Mcfe. In the three months ended June 30, 2006, the weighted average depletion rate was $2.71 per Mcfe. Under successful efforts accounting, depletion expense is separately computed for each producing area based on geologic and reservoir delineation. The capital expenditures for proved properties for each area compared to the proved reserves corresponding to each producing area determine a weighted average depletion rate for current production. For the three months ended June 30, 2006, the relationship of capital expenditures, proved reserves and production from certain producing areas yielded a higher weighted average depletion rate as the comparable prior year period. Future depletion rates will be adjusted to reflect future capital expenditures and proved reserve changes in specific areas.

General and Administrative Expense. General and administrative expense, excluding non-cash stock-based compensation, increased from $5.9 million in the three months ended June 30, 2005 to $6.9 million in the current year period. This increase was primarily due to increased personnel required for our capital program and production levels. As of June 30, 2006, we had 137 full time employees in our corporate office compared to 118 as of June 30, 2005. However, on a per unit of production basis, general and administrative expense decreased from $0.69 per Mcfe in the second quarter of 2005 to $0.56 per Mcfe in the current year period due to increases in production.

Non-cash charges for stock-based compensation were $0.8 million in the second quarter of 2005 compared to $1.5 million in the current year period. The increase in charges for non-cash compensation is primarily due to the increased number of equity awards that were granted throughout 2005 and during the quarter ended March 31, 2006. Equity awards to employees generally were made in the first quarter of 2006 and were not made in the first quarter of 2005 because of awards made in connection with our IPO in December 2004. The increase is also due to the acceleration of vesting of share-based awards for certain officers of the Company who left the Company during 2006. Additionally, the Company amended its 401(k) Plan on January 1, 2006 to increase the Company’s match of the employees’ contribution from 4% up to 6%, of which 50% of the match is made with the Company’s common stock.

Interest Expense. Interest expense increased to $2.9 million in the three months ended June 30, 2006 from $0.5 million in the prior year period. The increase was due to higher debt levels during 2006 to fund exploration and development activities and a lack of a need to draw on our credit facility until the third quarter of 2005 due to the availability of the proceeds of our IPO in December 2004. As a result, the interest expense during the first quarter of 2005 was comprised of debt commitment fees and amortization of deferred financing costs. The weighted average outstanding balance under our credit facility for the three months ended June 30, 2006 was $161.9 million.

Income Tax Expense. Our effective tax rate was 35.9% and 38.3% in the three months ended June 30, 2005 and 2006, respectively. For both the 2005 and 2006 periods, our effective tax rate differs from the statutory rates primarily because the Company recorded stock-based compensation expense under APB 25 and SFAS No. 123R that is not deductible for income tax purposes. All of our income tax liabilities and benefits are deferred. Due to the tax deductions being created by our drilling activities, we expect that we will not incur cash income tax liabilities for at least the next year.

Net Income. We generated net income of $8.2 million in the three months ended June 30, 2006 compared to a net loss of $15.9 million in the prior year period. The primary reasons for the increase in net income is due to the increase in production. Additionally, impairment, dry hole costs and abandonment expense decreased by $32.0 million. Offsetting the increase in operating revenues were increases in operating expenses and interest expense during the first quarter 2006 as compared to the prior year period.

Capital Resources and Liquidity

Our primary sources of liquidity since our formation in January 2002 have been from sales and other issuances of securities, net cash provided by operating activities, a bank line of credit and a bridge loan to finance our September 2004 acquisition of properties in the Piceance Basin in Colorado. In addition, we have the ability to offer our common stock, preferred stock, depositary shares, warrants and debt securities under an effective shelf registration filed with the SEC in January, 2006. Our primary use of capital has been for the acquisition, exploration, and development of natural gas and oil properties. As we pursue reserve and production growth, we continually monitor the capital resources available to us to meet our future financial obligations, planned capital expenditure activities and liquidity. Our future success in growing proved reserves and production will be highly dependent on capital resources available to us and our success in finding or acquiring additional reserves. We also actively review acquisition opportunities on an ongoing basis. If we were to make significant additional acquisitions for cash or increase pace of development, we may need to obtain additional equity or debt financing.

Cash Flow from Operating Activities

Net cash provided by operating activities was $74.7 million and $130.3 million for the six months ended June 30, 2005 and 2006, respectively. The increase in net cash provided by operating activities was partially due to increased production revenues, partially offset by increased expenses, as discussed above in “Results of Operations”. Changes in current assets and liabilities increased cash flow from operations by $11.0 million and $11.3 for the six months ended June 30, 2005 and 2006, respectively.

Our operating cash flow is sensitive to many variables, the most significant of which is the volatility of prices for natural gas and oil produced. Prices for these commodities are determined primarily by prevailing market conditions. Regional and worldwide political and economic activities, weather, transportation and other substantially variable factors influence market conditions for these products. These factors are beyond our control and are difficult to predict.

To mitigate some of the potential negative impact on cash flow caused by changes in natural gas and oil prices, we have entered into commodity swap and collar contracts to fix the floor and ceiling prices we receive for a portion of our natural gas and oil production. At August 4, 2006, we had in place natural gas and crude oil collars covering portions of our 2006, 2007 and 2008 production. Our natural gas and oil derivative financial instruments have been designated as cash flow hedges in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and are classified as current assets and current and noncurrent liabilities in our Consolidated Balance Sheets based on scheduled delivery of the underlying production.

At August 4, 2006, the Company had the following swap contracts and cashless collars (purchased put options and written call options) in order to hedge a portion of our 2006, 2007 and 2008 natural gas and oil production. The cashless collars are used to establish floor and ceiling prices on anticipated future natural gas production.

Product	Volume Per Day	Quantity Type	Weighted Average Floor Pricing	Weighted Average Ceiling Pricing	Fixed Price	Index Price (1)	Contract Period
Cashless Collars:
Natural gas	35,000	MMBtu	$4.82	$6.72	n/a	NORRM	1/1/2006 — 12/31/2006
Natural gas	24,000	MMBtu	$7.54	$13.68	n/a	CIGRM	1/1/2006 — 12/31/2006
Oil	750	Bbls	$42.53	$52.26	n/a	WTI	1/1/2006 — 12/31/2006
Natural gas	64,000	MMBtu	$6.07	$9.61	n/a	CIGRM	1/1/2007 — 12/31/2007
Oil	800	Bbls	$55.00	$79.85	n/a	WTI	1/1/2007 — 12/31/2007
Natural gas	35,000	MMBtu	$6.50	$10.00	n/a	CIGRM	1/1/2008 — 12/31/2008
Oil	500	Bbls	$70.00	$80.15	n/a	WTI	1/1/2008 — 12/31/2008
Swap Contracts:
Natural gas	15,000	MMBtu	n/a	n/a	$6.52	CIGRM	9/1/2006 — 10/31/2006

(1)	NORRM refers to Northwest Pipeline Rocky Mountains price and CIGRM refers to Colorado Interstate Gas Rocky Mountains price as quoted in Platt’s Inside FERC on the first business day of each month. WTI refers to West Texas Intermediate price as quoted on the New York Mercantile Exchange.

By removing or limiting the price volatility from a portion of our natural gas and oil production for 2006, 2007 and 2008, we have mitigated, but not eliminated, the potential effects of changing prices on our operating cash flow for those periods. While mitigating negative effects of falling commodity prices, these derivative contracts also limit the benefits we would receive from increases in commodity prices. It is our policy to enter into derivative contracts only with counterparties that are creditworthy major financial institutions deemed by management as competent and competitive market makers.

At June 30, 2006, the estimated fair value of contracts designated and qualifying as cash flow hedges under SFAS No. 133 was a net asset of $1.4 million. The Company will reclassify the appropriate amount to gains or losses included in natural gas and oil production operating revenues as the hedged production quantity is produced. Based on current projected market prices, the net amount of existing unrealized after-tax income as of June 30, 2006 to be reclassified from accumulated other comprehensive income to net income in the next twelve months would be $2.5 million. The Company anticipates that all original forecasted transactions will occur by the end of the originally specified time periods.

Capital Expenditures

Our capital expenditures were $154.1 million and $328.3 million for the six months ended June 30, 2005 and 2006, respectively. The total for the six month period of 2005 includes $15.0 million for acquisitions of properties, $127.7 million for drilling, development, exploration and exploitation (including related gathering and facilities, but excluding exploratory dry holes) of natural gas and oil properties, $10.0 million related to geologic and geophysical costs and exploratory dry holes, which are expensed under successful efforts accounting as exploration expense and impairment, dry hole costs and abandonment expense, and $1.4 million for furniture, fixtures and equipment. The total capital expenditures for the six month period of 2006 includes $145.7 million for the acquisition of both proved and unevaluated properties (including $40.7 million of a non-cash deferred tax liability associated with the difference between the tax basis of the properties acquired in the CH4 acquisition and the book basis attributed to the properties under the purchase method of accounting), $170.4 million for drilling, development, exploration and exploitation of natural gas and oil properties, $11.0 million for geologic and geophysical costs, which are expensed under successful efforts accounting as exploration expense and impairment, dry hole costs and abandonment expense, and $1.2 million for furniture, fixtures and equipment.

Unevaluated properties increased to $279.1 million at June 30, 2006 from $168.3 million at December 31, 2005, principally from increases in leasehold, including the CH4 acquisition, and wells in progress from increased drilling activity during the six months ended June 30, 2006.

Our capital budget is currently set at $430 million, net of proceeds received from the sale of interests in oil and gas properties that the Company may enter into throughout 2006. However, the Company currently estimates it will spend less than its approved capital budget due to the recent volatility in natural gas prices and increased costs. Through the first six months of 2006, we had incurred capital expenditures of $280.6 million, excluding $40.7 million allocated to oil and gas properties due to the deferred tax liability assumed through the CH4 acquisition and net of proceeds received of $7.0 million related to joint exploration agreements entered into and other property sales in the Powder River, Williston, Wind River, and DJ Basins. Of the $430 million capital budget, which is anticipated to change as the Company conducts activities throughout the year and which does not include the $40.7 million non-cash deferred tax liability related to the CH4 acquisition, we allocated to spend approximately $80 million related to the acquisition of CH4, up to $275 million for development activities and up to $70 million for exploration activities, net of an estimated $55 million in joint exploration proceeds, with the remaining $5 million allocated to other activities. We are projecting that cash on hand, cash available from operating activities, borrowings under our credit facility, and proceeds from selling down a portion of our interests in certain properties will be sufficient to fund our remaining 2006 capital budget. Certain activities contemplated by our 2006 capital budget, as well as additional activities, are subject to our entering into joint exploration agreements with industry partners, which would involve a sale of a portion of our working interests in a number of exploration projects.

The amount and timing of capital expenditures is largely discretionary and within our control. If natural gas and oil prices decline to levels below our acceptable levels or costs increase to levels above our acceptable levels, we could choose to further defer a portion of these planned 2006 capital expenditures until later periods or eliminate planned activities to achieve the desired balance between sources and uses of liquidity by prioritizing capital projects to first focus on those that we believe will have the highest expected financial returns and ability to generate near term cash flow. We routinely monitor and adjust our capital expenditures in response to changes in prices, drilling and acquisition costs, industry conditions and internally generated cash flow. Matters outside our control that could affect the timing of our capital expenditures include obtaining required permits and approvals in a timely manner and the availability of rigs and crews. Based upon current natural gas and oil price expectations for 2006, we anticipate that our operating cash flow and available borrowing capacity under our credit facility will exceed our planned capital expenditures and other cash requirements for 2006. The Company also believes that it has adequate borrowing capacity, along with anticipated operating cash flows, to fund its operations through 2006. However, future cash flows in 2006 and subsequent years are subject to a number of variables, including the level of natural gas and oil production and prices. There can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain desired levels of capital expenditures.

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

At June 30, 2006, the outstanding balance under our Amended Credit Facility was $205 million.

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

Commodity Price Risk

Our major market risk exposure is in the pricing applicable to our natural gas and oil production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot market prices applicable to our U.S. natural gas production. Pricing for natural gas and oil production has been volatile and unpredictable for several years, and we expect this volatility to continue in the future. The prices we receive for production depend on many factors outside of our control. For the six months ended June 30, 2006, our income before income taxes, including hedge settlements, would have changed by $1.3 million for each $0.10 per Mcf change in natural gas prices and $0.2 million for each $1.00 per Bbl change in crude oil prices.

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

As of August 4, 2006, we had hedges in place for approximately 11,771,000 MMbtu, 23,360,000 MMbtu, and 12,810,000 MMbtu of natural gas production for the remaining portion of 2006 and in 2007 and 2008, respectively, and approximately 138 thousand barrels (“MBbls”), 292 MBbls, and 183 MBbls of oil production for the remaining portion of 2006 and in 2007 and 2008, respectively. These hedges are summarized in the table presented above under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Cash Flow from Operating Activities”.

Price Swaps

Through a price swap, we have fixed the price we will receive on a portion of our natural gas production in 2006. The table presented above under Item 2, “ Management’s Discussion and Analysis of Financial Condition and Results of Operations — Cash Flow from Operating Activities,” provides the volumes associated with this arrangement as of August 4, 2006.

In a swap transaction, the counterparty is required to make a payment to us for the difference between the fixed price and the settlement price if the settlement price is below the fixed price. We are required to make a payment to the counterparty for the difference between the fixed price and the settlement price if the fixed price is below the settlement price.

Price Collars

Through price collars, we have fixed the minimum and maximum price we will receive on a portion of our natural gas and oil production in 2006, 2007, and 2008. The price collars also allow us to share in upward price movements up to the ceiling prices referenced in the contracts. The weighted average minimum, or floor, price we will receive for the remaining portion of 2006 is $4.82 per MMBtu for a NORRM price and $7.54, $6.07 and $6.50 per MMBtu for CIGRM price for the remaining portion of 2006 and 2007 and 2008, respectively. The weighted average maximum, or ceiling, price we will receive for the remaining portion of 2006 is $6.72 per MMBtu for a NORRM price and $13.68, $9.61 and $10.00 per MMBtu for a CIGRM price for the remaining portion of 2006 and 2007 and 2008, respectively. The weighted average floor price we will receive for the remaining portion of 2006 and in 2007 and 2008 is $42.53, $55.00 and $70.00 per Bbl for a WTI price, respectively, and a weighted average maximum price of $52.26, $79.85 and $80.15 WTI, respectively. The table presented above under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Cash Flow from Operating Activities,” provides the volumes and floor and ceiling prices associated with these various arrangements as of August 4, 2006.

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

Interest Rate Risks

At June 30, 2006, we had debt outstanding of $205 million, all of which bears interest at floating rates in accordance with our Amended Credit Facility. The average annualized interest rate incurred on this debt for the six months ended June 30, 2006 was 5.4%, excluding debt commitment fees and amortization of deferred financing costs. A one hundred basis point (1.0%) increase in each of the average LIBOR rate and federal funds rate for the six months ended June 30, 2006 would result in an estimated $0.6 million increase in interest expense assuming a similar average debt level to the six months ended June 30, 2006.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the second fiscal quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of the date of this filing, except as noted below, there have been no material changes from the risk factors previously disclosed in our “Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2005 (“2005 Annual Report”). An investment in our securities involves various risks. When considering an investment in our company, you should consider carefully all of the risk factors described in our 2005 Annual Report. These risks and uncertainties are not the only ones facing us and there may be additional matters that we are unaware of or that we currently consider immaterial. All of these could adversely affect our business, financial condition, results of operations and cash flows and, thus, the value of an investment in our company.

The following are new or modified risk factors that should be read in conjunction with the risk factors disclosed in our 2005 Annual Report:

Substantially all of our producing properties are located in the Rocky Mountains, making us vulnerable to risks associated with operating in one major geographic area.

Our operations are focused on the Rocky Mountain region, which means our producing properties are geographically concentrated in that area. In particular, a substantial portion of our proved oil and natural gas reserves are located in the Piceance, Wind River and Uinta Basins. Approximately 34% of our proved reserves at December 31, 2005 and approximately 19% of our December 2005 production were located in the Piceance Basin, approximately 25% of our proved reserves at December 31, 2005 and approximately 33% of our December 2005 production were located in the Wind River Basin, and approximately 24% of our proved reserves at December 31, 2005 and approximately 29% of our December 2005 production were located in the Uinta Basin. As a result, we may be disproportionately exposed to the impact of delays or interruptions of production from these wells caused by significant governmental regulation, transportation capacity constraints, the availability and capacity of compression and gas processing facilities, curtailment of production or interruption of transportation of natural gas produced from the wells in these basins.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information about our acquisitions of equity securities during the year ended December 31, 2005 and the six months ended June 30, 2006.

Issuer Purchases of Equity Securities

Period	Total Number of Shares (1)	Weighted Average Price Paid Per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
December 1 – 31, 2005	124,024	$41.76	—	—
January 1 – 31, 2006	—	—	—	—
February 1 – 28, 2006	—	—	—	—
March 1 – 31, 2006	230	$31.91	—	—
April 1 – 30, 2006	—	—	—	—
May 1 – 31, 2006	63,181	$30.39	—	—
June 1 – 30, 2006	92,664	$31.94	—	—

Total	280,099	$35.94	—	—

(1)	Represents shares delivered by employees to satisfy the exercise price of stock options and tax withholding obligations in connection the exercise of stock options and shares withheld from employees to satisfy tax withholding obligations in connection with the vesting of equity shares of common stock issued pursuant to the Company’s employee incentive plans.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of the Security Holders

During the quarter ended June 30, 2006, the Company’s securities holders approved the following matters at the annual meeting of stockholders held on May 17, 2006. The results of the balloting were as follows:

Election of Class II Directors

Name of Nominee	Votes For	Votes Withheld
Class II Directors (to hold office until the 2009 annual meeting of stockholders)
James M. Fitzgibbons	28,831,225	658,842
Jeffrey A. Harris	28,436,012	1,054,055
Randy Stein	28,793,510	696,557

Ratification of Deloitte & Touche LLP as Independent Registered Public Accounting Firm

Votes For	Votes Against	Votes Abstaining	Shares Not Voted
29,459,578	22,706	7,783	14,369,828

Following the meeting, the following Class I and Class III directors continued in office:

Class I Directors (who hold office until the 2008 annual meeting of stockholders)
Fredrick J. Barrett
Michael Wiley
Class II Directors (who hold office until the 2007 annual meeting of stockholders)
Roger L. Jarvis
Philippe S.E. Schreiber

In addition, Randy Foutch was elected by the directors to serve as a Class I director effective July 7, 2006.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibits

Exhibit Number	Description of Exhibits
3.1	Certificate of Incorporation of Bill Barrett Corporation, as amended to date. [Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No 333-114554).]

3.2	Restated Certificate of Incorporation of Bill Barrett Corporation effective December 15, 2004. [Incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed with the Commission on December 20, 2004.]

3.3	Bylaws of Bill Barrett Corporation. [Incorporated by reference to Exhibit 3.5 to the Company’s Current Report on Form 8-K filed with the Commission on December 20, 2004.]

3.4	Certificate of Designations of Series A Preferred Stock. [Incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Company’s Registration Statement on Form 8-A filed with the Commission on December 20, 2004.]

4.1	Specimen Certificate of Common Stock. [Incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Company’s Registration Statement on Form 8-A filed with the Commission on December 20, 2004.]

4.2	Registration Rights Agreement, dated March 28, 2002, among Bill Barrett Corporation and the investors named therein. [Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-114554).]

4.3	Stockholders’ Agreement, dated March 28, 2002 and as amended to date, among Bill Barrett Corporation and the investors named therein. [Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 333-114554).]

4.4	Rights Agreement dated as of December 15, 2004 by and between the Company and Mellon Investor Services LLC. [Incorporated by reference to Exhibit 4.4 to Amendment No. 1 to the Company’s Registration Statement on Form 8-A filed with the Commission on December 20, 2004.]

10.1	Second Amended and Restated Credit Agreement, dated March 17, 2006, among Bill Barrett Corporation and the banks named therein. [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 22, 2006.]

10.1(a)	Amended and Restated Credit Agreement, dated February 4, 2004, among Bill Barrett Corporation and the banks named therein. [Incorporated by reference to Exhibit 10.1(a) to the Company’s Registration Statement on Form S-1 (File No. 333-114554).]

10.1(b)	First Amendment to Amended and Restated Credit Agreement dated as of September 1, 2004 among Bill Barrett Corporation and the banks named therein. [Incorporated by reference to Exhibit 10.1(b) to the Company’s Registration Statement on Form S-1 (File No. 333-114554).]

10.2(a)*	Form of Indemnification Agreement dated April 15, 2004, between Bill Barrett Corporation and each of the directors and certain executive officers. [Incorporated by reference to Exhibit 10.10(a) to the Company’s Registration Statement on Form S-1 (File No. 333-114554).]

10.2(b)*	Schedule of officers and directors party to Indemnification Agreements dated April 15, 2004 with Bill Barrett Corporation. [Incorporated by reference to Exhibit 10.10(b) to the Company’s Registration Statement on Form S-1 (File No. 333-114554).]

10.3*	Amended and Restated 2002 Stock Option Plan. [Incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 333-114554).]

10.4(a)*	Form of Tranche A Stock Option Agreement for 2002 Stock Option Plan. [Incorporated by reference to Exhibit 10.13(a) to the Company’s Registration Statement on Form S-1 (File No. 333-114554).]

10.4(b)*	Form of Tranche B Stock Option Agreement for 2002 Stock Option Plan. [Incorporated by reference to Exhibit 10.13(b) to the Company’s Registration Statement on Form S-1 (File No. 333-114554).]

10.5*	2003 Stock Option Plan. [Incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 333-114554).]

10.6*	Form of Stock Option Agreement for 2003 Stock Option Plan. [Incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (File No. 333-114554).]

10.7	Form of Management Rights Agreement between Bill Barrett Corporation and certain investors. [Incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (File No. 333-114554).]

10.8	Regulatory sideletter, dated March 28, 2002, between J.P. Morgan Partners (BHCA), L.P. and Bill Barrett Corporation. [Incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1 (File No. 333-114554).]

10.9	Purchase and Sale Agreement effective July 1, 2004 among Calpine Corporation and Calpine Natural Gas, L.P. and Bill Barrett Corporation. [Incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1 (File No. 333-114554).]

10.10	Senior Subordinated Credit and Guaranty Agreement dated as of September 1, 2004 among Bill Barrett Corporation, as Borrower, Bill Barrett Properties Inc. and Bill Barrett Production Company, as Guarantors, various lenders, Goldman Sachs Credit Partners L.P., as sole lead arranger and Goldman Sachs Credit Partners L.P., as administrative agent. [Incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (File No. 333-114554).]

10.11*	Form of Change in Control Severance Protection Agreement for named executive officers. [Incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (File No. 333-114554).]

10.12*	2004 Stock Incentive Plan. [Incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1 (File No. 333-114554).]

10.13*	Form of Stock Option Agreement for 2004 Stock Option Plan. [Incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1 (File No. 333-114554).]

10.14*	Severance Plan. [Incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1 (File No. 333-114554).]

10.15	Stock Purchase Agreement dated April 13, 2006 between and among the Company, CH4 Holdings, LP, a Texas limited partnership, and CH4 Corporation, a Delaware corporation. [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 14, 2006.]

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BILL BARRETT CORPORATION

Date: August 8, 2006	By:	/s/ Fredrick J. Barrett
Fredrick J. Barrett
Chairman of the Board of Directors and Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2006	By:	/s/ Thomas B. Tyree, Jr.
Thomas B. Tyree, Jr.
Chief Financial Officer (Principal Financial Officer)

Date: August 8, 2006	By:	/s/ David R. Macosko
David R. Macosko
Vice President, Accounting (Chief Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibits
3.1	Certificate of Incorporation of Bill Barrett Corporation, as amended to date. [Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-114554).]

3.2	Restated Certificate of Incorporation of Bill Barrett Corporation effective December 15, 2004. [Incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed with the Commission on December 20, 2004.]

3.3	Bylaws of Bill Barrett Corporation. [Incorporated by reference to Exhibit 3.5 to the Company’s Current Report on Form 8-K filed with the Commission on December 20, 2004.]

3.4	Certificate of Designations of Series A Preferred Stock. [Incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Company’s Registration Statement on Form 8-A filed with the Commission on December 20, 2004.]

4.1	Specimen Certificate of Common Stock. [Incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Company’s Registration Statement on Form 8-A filed with the Commission on December 20, 2004.]

4.2	Registration Rights Agreement, dated March 28, 2002, among Bill Barrett Corporation and the investors named therein. [Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-114554).]

4.3	Stockholders’ Agreement, dated March 28, 2002 and as amended to date, among Bill Barrett Corporation and the investors named therein. [Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 333-114554).]

4.4	Rights Agreement dated as of December 15, 2004 by and between the Company and Mellon Investor Services LLC. [Incorporated by reference to Exhibit 4.4 to Amendment No. 1 to the Company’s Registration Statement on Form 8-A filed with the Commission on December 20, 2004.]

10.1	Second Amended and Restated Credit Agreement, dated March 17, 2006, among Bill Barrett Corporation and the banks named therein. [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 22, 2006.]

10.1(a)	Amended and Restated Credit Agreement, dated February 4, 2004, among Bill Barrett Corporation and the banks named therein. [Incorporated by reference to Exhibit 10.1(a) to the Company’s Registration Statement on Form S-1 (File No. 333-114554).]

10.1(b)	First Amendment to Amended and Restated Credit Agreement dated as of September 1, 2004 among Bill Barrett Corporation and the banks named therein. [Incorporated by reference to Exhibit 10.1(b) to the Company’s Registration Statement on Form S-1 (File No. 333-114554).]

10.2(a)*	Form of Indemnification Agreement dated April 15, 2004, between Bill Barrett Corporation and each of the directors and certain executive officers. [Incorporated by reference to Exhibit 10.10(a) to the Company’s Registration Statement on Form S-1 (File No. 333-114554).]

10.2(b)*	Schedule of officers and directors party to Indemnification Agreements dated April 15, 2004 with Bill Barrett Corporation. [Incorporated by reference to Exhibit 10.10(b) to the Company’s Registration Statement on Form S-1 (File No. 333-114554).]

10.3*	Amended and Restated 2002 Stock Option Plan. [Incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 333-114554).]

10.4(a)*	Form of Tranche A Stock Option Agreement for 2002 Stock Option Plan. [Incorporated by reference to Exhibit 10.13(a) to the Company’s Registration Statement on Form S-1 (File No. 333-114554).]

10.4(b)*	Form of Tranche B Stock Option Agreement for 2002 Stock Option Plan. [Incorporated by reference to Exhibit 10.13(b)to the Company’s Registration Statement on Form S-1 (File No. 333-114554).]

10.5*	2003 Stock Option Plan. [Incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 333-114554).]

10.6*	Form of Stock Option Agreement for 2003 Stock Option Plan. [Incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (File No. 333-114554).]

10.7	Form of Management Rights Agreement between Bill Barrett Corporation and certain investors. [Incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (File No. 333-114554).]

10.8	Regulatory sideletter, dated March 28, 2002, between J.P. Morgan Partners (BHCA), L.P. and Bill Barrett Corporation. [Incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1 (File No. 333-114554).]

10.9	Purchase and Sale Agreement effective July 1, 2004 among Calpine Corporation and Calpine Natural Gas, L.P. and Bill Barrett Corporation. [Incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1 (File No. 333-114554).]

10.10	Senior Subordinated Credit and Guaranty Agreement dated as of September 1, 2004 among Bill Barrett Corporation, as Borrower, Bill Barrett Properties Inc. and Bill Barrett Production Company, as Guarantors, various lenders, Goldman Sachs Credit Partners L.P., as sole lead arranger and Goldman Sachs Credit Partners L.P., as administrative agent. [Incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (File No. 333-114554).]

10.11*	Form of Change in Control Severance Protection Agreement for named executive officers. [Incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (File No. 333-114554).]

10.12*	2004 Stock Incentive Plan. [Incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1 (File No. 333-114554).]

10.13*	Form of Stock Option Agreement for 2004 Stock Option Plan. [Incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1 (File No. 333-114554).]

10.14*	Severance Plan. [Incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1 (File No. 333-114554).]

10.15	Stock Purchase Agreement dated April 13, 2006 between and among the Company, CH4 Holdings, LP, a Texas limited partnership, and CH4 Corporation, a Delaware corporation. [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 14, 2006.]

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

*	Indicates a management contract or compensatory plan or arrangement.