Form 10-Q
period 2006-09-30
BILL BARRETT CORP
filed 2006-11-07
CIK 1172139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑.

There were 44,065,174 shares of $0.001 par value common stock outstanding on November 3, 2006.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

BILL BARRETT CORPORATION

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31, 2005	September 30, 2006
	(in thousands, except share and per share data)
Assets:
Current Assets:
Cash and cash equivalents	$68,282	$50,293
Accounts receivable, net of allowance for doubtful accounts of $171 and $252 as of December 31, 2005 and September 30, 2006, respectfully	55,960	36,095
Prepayments and other current assets	6,598	4,892
Derivative assets	—	28,617
Deferred income taxes	10,478	—

Total current assets	141,318	119,897
Property and Equipment — At cost, successful efforts method for oil and gas properties:
Proved oil and gas properties	804,421	1,071,530
Unevaluated oil and gas properties, excluded from amortization	168,284	252,561
Oil and gas properties held for sale, excluded from amortization	—	7,367
Furniture, equipment and other	11,533	13,750

	984,238	1,345,208
Accumulated depreciation, depletion, amortization and impairment	(238,290)	(330,858)

Total property and equipment, net	745,948	1,014,350
Deferred Financing Costs and Other Assets	1,679	11,881

Total	$888,945	$1,146,128

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts payable and accrued liabilities	$58,113	$57,507
Amounts payable to oil and gas property owners	19,697	7,014
Production taxes payable	25,930	35,927
Derivative liability	29,058	—
Deferred income taxes	—	10,775

Total current liabilities	132,798	111,223
Note Payable to Bank	86,000	185,000
Asset Retirement Obligations	23,733	30,494
Deferred Income Taxes	7,960	81,945
Other Noncurrent Liabilities	7,671	758
Stockholders’ Equity:
Common stock, $0.001 par value; authorized 150,000,000 shares; 43,695,286 and 44,021,291 shares issued and outstanding at December 31, 2005 and September 30, 2006, respectively, with 26,577 and 268,524 shares subject to restrictions, respectively	44	44
Additional paid-in capital	721,145	723,504
Accumulated deficit	(62,515)	(11,470)
Treasury stock, at cost: 124,024 shares at December 31, 2005 and zero shares at September 30, 2006	(5,180)	—
Accumulated other comprehensive income (loss)	(22,711)	24,630

Total stockholders’ equity	630,783	736,708

Total	$888,945	$1,146,128

See notes to consolidated financial statements.

BILL BARRETT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
	(in thousands, except share and per share amounts)
Operating Revenues:
Oil and gas production	$70,471	$80,468	$175,118	$256,179
Other	766	23,944	2,474	28,618

Total operating revenues	71,237	104,412	177,592	284,797
Operating Expenses:
Lease operating expense	5,165	7,329	14,059	21,522
Gathering and transportation expense	3,113	3,510	8,717	11,528
Production tax expense	8,525	6,473	21,554	21,252
Exploration expense	4,152	3,333	6,817	7,258
Impairment, dry hole costs and abandonment expense	646	5,099	44,321	12,187
Depreciation, depletion and amortization	21,982	34,506	60,936	98,314
General and administrative	6,708	8,585	19,741	25,495

Total operating expenses	50,291	68,835	176,145	197,556

Operating Income	20,946	35,577	1,447	87,241
Other Income and Expense:
Interest and other income	343	650	1,384	1,888
Interest expense	(734)	(3,153)	(1,736)	(7,508)

Total other income and expense	(391)	(2,503)	(352)	(5,620)

Income before Income Taxes	20,555	33,074	1,095	81,621
Provision for Income Taxes	7,258	12,373	615	30,576

Net Income	$13,297	$20,701	$480	$51,045

Net Income Per Common Share, Basic	$0.31	$0.47	$0.01	$1.17

Net Income Per Common Share, Diluted	$0.30	$0.47	$0.01	$1.16

Weighted Average Common Shares Outstanding, Basic	43,285,381	43,730,199	43,186,417	43,647,850
Weighted Average Common Shares Outstanding, Diluted	43,782,874	44,007,475	43,628,292	44,176,225

See notes to consolidated financial statements.

BILL BARRETT CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (UNAUDITED)

	Convertible Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Comprehensive Income
	(in thousands)
Balance — December 31, 2004	$—	$43	$709,578	$(86,320)	$—	$(3,569)	$619,732
Exercise of options	—	1	7,149	—	(5,180)	—	1,970	$—
Tax benefit from option exercises	—	—	1,227	—	—	—	1,227	—
Stock-based compensation	—	—	3,211	—	—	—	3,211	—
Other	—	—	(20)	—	—	—	(20)	—
Comprehensive income (loss):
Net income	—	—	—	23,805	—	—	23,805	23,805
Effect of derivative financial instruments, net of tax	—	—	—	—	—	(19,142)	(19,142)	(19,142)

Total comprehensive income								$4,663

Balance — December 31, 2005	$—	$44	$721,145	$(62,515)	$(5,180)	$(22,711)	$630,783
Exercise of options	—	—	7,307	—	(4,891)	—	2,416	$—
Stock-based compensation	—	—	5,131	—	—	—	5,131	—
Retirement of treasury stock	—	—	(10,071)	—	10,071	—	—	—
Other	—	—	(8)	—		—	(8)	—
Comprehensive income:
Net income	—	—	—	51,045	—	—	51,045	51,045
Effect of derivative financial instruments, net of tax	—	—	—	—	—	47,341	47,341	47,341

Total comprehensive income								$98,386

Balance — September 30, 2006	$—	$44	$723,504	$(11,470)	$—	$24,630	$736,708

See notes to consolidated financial statements.

BILL BARRETT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2005	2006
	(in thousands)
Operating Activities:
Net Income	$480	$51,045
Adjustments to reconcile to net cash provided by operations:
Depreciation, depletion and amortization	60,936	98,314
Deferred income taxes	615	30,576
Impairment, dry hole costs and abandonment expense	44,321	12,187
Stock compensation and other non-cash charges	2,103	5,165
Amortization of deferred financing costs	882	442
Gain on disposal of properties	(2,101)	(18,875)
Change in operating assets and liabilities:
Accounts receivable	(10,112)	19,970
Prepayments and other assets	(653)	2,119
Accounts payable, accrued and other liabilities	(153)	(759)
Amounts payable to oil and gas property owners	1,116	(12,683)
Production taxes payable	13,310	9,997

Net cash provided by operating activities	110,744	197,498
Investing Activities:
Additions to oil and gas properties	(224,135)	(376,456)
Additions of furniture, equipment and other	(1,852)	(2,285)
Proceeds from sale of properties	9,036	68,875

Net cash used in investing activities	(216,951)	(309,866)
Financing Activities:
Proceeds from debt	66,000	143,000
Principal payments on debt	(23,000)	(50,495)
Proceeds from sale of common stock	995	2,760
Deferred financing costs and other	(50)	(886)

Net cash provided by financing activities	43,945	94,379

Decrease in Cash and Cash Equivalents	(62,262)	(17,989)
Beginning Cash and Cash Equivalents	99,926	68,282

Ending Cash and Cash Equivalents	$37,664	$50,293

See notes to consolidated financial statements.

BILL BARRETT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

September 30, 2006

1. Organization

Bill Barrett Corporation (the “Company”, “we” or “us”), a Delaware corporation, is an independent oil and gas company engaged in the exploration, development and production of natural gas and crude oil. Since its inception on January 7, 2002, the Company has conducted its activities principally in the Rocky Mountain region of the United States. On December 9, 2004, our Registration Statements on Form S-1 (SEC File Nos. 333-114554, 333-121128 and 333-121142) concerning our initial public offering (“IPO”) were declared effective by the Securities and Exchange Commission (the “SEC”). The offering was completed on December 15, 2004 and the underwriters purchased a total of 14,950,000 shares of our common stock at a price to the public of $25.00 per share. We received net proceeds of $347.3 million after deducting underwriting fees and other offering costs.

2. Summary of Significant Accounting Policies

Basis of Presentation. The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Pursuant to the rules and regulations of the SEC, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting of normal and recurring accruals) considered necessary to present fairly our financial position as of September 30, 2006. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the full year because of the impact of fluctuations in prices received for natural gas and oil, natural production declines, the uncertainty of exploration and development drilling results, and other factors. For a more complete understanding of the Company’s operations, financial position and accounting policies, these consolidated financial statements and the notes thereto should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2005 previously filed with the SEC.

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

Oil and Gas Properties. The Company’s oil and gas exploration and production activities are accounted for using the successful efforts method. Under this method, all property acquisition costs and costs of exploratory and development wells are capitalized when incurred, pending determination of whether the well has found proved reserves. If an exploratory well does not find proved reserves, the costs of drilling the well are charged to expense and included within cash flows from investing activities in the Consolidated Statements of Cash Flows pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies. The costs of development wells are capitalized whether productive or nonproductive. Oil and gas lease acquisition costs also are capitalized. Interest cost is capitalized as a component of property cost for significant exploration and development projects that require greater than six months to be readied for their intended use. Until the third quarter of 2006, the Company had not capitalized any interest expense. The weighted average interest rate used to capitalize interest for the current quarter was 7.2 percent, including interest and commitment fees paid on the unused portion of the credit facility and amortization of deferred financing costs. The Company capitalized interest costs of $0.5 million for the three and nine months ended September 30, 2006.

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

The following table sets forth the net capitalized costs and associated accumulated depreciation, depletion and amortization, including impairments, relating to the Company’s natural gas and oil producing activities (in thousands):

	As of December 31, 2005	As of September 30, 2006
Proved properties	$286,503	$314,209
Wells and related equipment and facilities	445,943	671,026
Support equipment and facilities	64,969	82,932
Materials and supplies	7,006	3,363

Total proved oil and gas properties	804,421	1,071,530
Accumulated depreciation, depletion, amortization and impairment	(234,713)	(325,870)

Total proved oil and gas properties, net	$569,708	$745,660

Unevaluated properties	$93,145	$163,021
Wells and equipment in progress	75,139	89,540

Total unevaluated oil and gas properties, excluded from amortization	$168,284	$252,561

Net changes in capitalized exploratory well costs for the nine months ended September 30, 2006 are reflected in the following table (in thousands).

Beginning of period	$61,530
Additions to capitalized exploratory well costs pending the determination of proved reserves	160,066
Reclassifications to wells, facilities and equipment based on the determination of proved reserves	(144,220)
Exploratory well costs charged to dry hole costs and abandonment expense	(10,397)

End of period	$66,979

The following table provides an aging of capitalized exploratory well costs based on the date the drilling was completed and the number of wells for which exploratory well costs have been capitalized for a period greater than one year since the completion of drilling (dollars expressed in thousands):

September 30, 2006
Capitalized exploratory well costs that have been capitalized for a period of one year or less	$47,993
Capitalized exploratory well costs that have been capitalized for a period greater than one year	18,985

End of period balance	$66,978

Number of exploratory wells that have costs capitalized for a period greater than one year	115

As of September 30, 2006, exploratory well costs that have been capitalized for a period greater than one year since the completion of drilling include costs of $19.0 million. The majority of our exploratory wells that have been capitalized for a period greater than one year are located in the Powder River Basin. In this basin, we drill wells into various coal seams. In order to produce gas from the coal seams, a period lasting from a few to 24 months, or in some cases longer, of dewatering is required prior to obtaining sufficient gas production to justify capital expenditures for compression and gathering, and to classify the reserves as proved.

The Company reviews its proved oil and gas properties for impairment whenever events and circumstances indicate a decline in the recoverability of their carrying value may have occurred. The Company estimates the expected undiscounted future cash flows of its oil and gas properties and compares such undiscounted future cash flows to the carrying amount of the oil and gas properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, the Company will adjust the carrying amount of the oil and gas properties to fair value. The factors used to determine fair value include, but are not limited to, recent sales prices of comparable properties, estimates of proved reserves, future commodity pricing, future production estimates, anticipated capital expenditures, and a discount rate commensurate with the risk associated with realizing the expected cash flows projected.

As of September 30, 2006, the Company had identified certain oil and gas properties to divest and classified the properties as held-for-sale. Upon classification as held-for-sale, the carrying value of the related properties was analyzed in relation to the estimated fair value, and as a result, the Company recognized a $1.2 million non-cash impairment charge in the current quarter.

The provision for depreciation, depletion, and amortization (“DD&A”) of oil and gas properties is calculated on a field-by-field basis using the unit-of-production method. Oil is converted to natural gas equivalents, Mcfe, at the rate of one barrel to six Mcf. Taken into consideration in the calculation of DD&A are estimated future dismantlement, restoration and abandonment costs, net of estimated salvage values.

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

During the nine months ended September 30, 2006, the Company granted 738,370 options to purchase shares of common stock with a weighted average exercise price of $31.92 per share and 286,485 nonvested equity shares of common stock. During the three months ended September 30, 2006, the Company granted 312,000 options to purchase shares of common stock with a weighted average exercise price of $27.60 per share and 35,765 nonvested equity shares of common stock. Included within operating expenses is non-cash stock based compensation related to option and nonvested equity share awards of $2.2 million and $4.8 million for the nine months ended September 30, 2005 and 2006, respectively, and $0.7 million and $1.6 million for the three months ended September 30, 2005 and 2006, respectively. As of September 30, 2006, there were $18.0 million of total compensation costs related to nonvested stock options and nonvested equity shares of common stock grants that are expected to be recognized over a weighted-average period of 3.2 years.

New Accounting Pronouncements. In June 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle. APB Opinion No. 20 previously required that most voluntary changes in an accounting principle be recognized by including the cumulative effect of the new accounting principle in net income of the period of the change. SFAS No. 154 now requires retrospective application of changes in an accounting principle to prior period financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The Statement was effective for fiscal years beginning after December 15, 2005, and its adoption did not have an impact on our financial statements.

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

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FAS 109. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The interpretation is effective for fiscal years beginning after December 15, 2006. We do not expect the adoption of FIN 48 to have a material impact on our financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 provides guidance on the consideration of effects of the prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The SEC Staff believes registrants must quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 will be effective for the Company as of December 31, 2006; however, it is not expected to have a material affect on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements regarding fair value measurement. Where applicable, this Statement simplifies and codifies fair value related guidance previously issued within GAAP. Although this Statement does not require any new fair value measurements, its application may, for some entities, change current practice. SFAS No. 157 will be effective for the Company beginning January 1, 2008. The adoption of SFAS No. 157 is not expected to have a material impact on our financial statements.

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

The following table sets forth the calculation of basic and diluted earnings per share (in thousands except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2005	2006	2005	2006
Net income	$13,297	$20,701	$480	$51,045
Adjustments to net income for dilution	—	—	—	—

Net income adjusted for the effect of dilution	$13,297	$20,701	$480	$51,045

Basic weighted-average common shares outstanding in period	43,285	43,730	43,186	43,648
Add dilutive effects of stock options and nonvested equity shares of common stock	498	277	442	528

Diluted weighted-average common shares outstanding in period	43,783	44,007	43,628	44,176

Basic income per common share	$0.31	$0.47	$0.01	$1.17

Diluted income per common share	$0.30	$0.47	$0.01	$1.16

4. Supplemental Disclosures of Cash Flow Information

Supplemental cash flow information is as follows (in thousands):

	For nine months ended September 30,
	2005	2006
Cash paid for interest	$927	$6,888
Supplemental disclosures of noncash investing and financing activities:
Retirement of treasury stock	—	(10,071)
Exchange of oil and gas properties for equipment and other properties	—	9,304
Assumption of debt and deferred tax liability – CH4 acquisition	—	43,660
Changes in current assets and liabilities that are reflected in investing activities	7,706	(310)
Net change in asset retirement obligations	1,278	4,849
Treasury stock acquired from employee stock option exercises	—	4,891

5. Acquisitions and Divestitures

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

The CH4 acquisition was recorded using the purchase method of accounting, and the results of operations from the acquisition are included with the results of the Company from the date of closing. The total purchase price of the transaction was allocated preliminarily to the assets acquired and the liabilities assumed based on fair values at the acquisition date. The table below summarizes the allocation, which has been revised from the initial allocation based on updated information (in thousands):

Purchase Price:
Cash paid, net of cash received	$73,557
Debt assumed	6,495

Total	$80,052

Allocation of Purchase Price:
Working capital	$(1,166)
Proved oil and gas properties	39,402
Unevaluated oil and gas properties	79,496
Other non-current assets	122
Deferred income taxes	(37,165)
Asset retirement obligation	(637)

Total	$80,052

We expect to complete the purchase price allocation during the 12-month period following the acquisition date, during which time the preliminary allocation may be revised, if necessary.

In August 2006, the Company completed the sale of approximately 17,000 net acres of certain coalbed methane properties that were acquired with the CH4 acquisition. Proceeds from the sale were $30.7 million and no gain or loss was recognized.

The Company entered into joint exploration agreements and completed other property sales in the Powder River, Paradox, Williston, Wind River, Big Horn, Montana Overthrust and DJ Basins resulting in gains recognized of $23.8 million and $28.1 million during the three and nine months ended September 30, 2006, respectively, which is included in other operating revenues in the Consolidated Statement of Operations.

6. Note Payable to Bank

On March 17, 2006, the Company amended its credit facility (the “Amended Credit Facility”). The Amended Credit Facility has a face value of $400 million, expandable up to $600 million, and had an initial borrowing base of $280 million. Based upon 2006 mid-year reserves, the borrowing base was increased to $310 million on October 6, 2006. Future borrowing bases will be computed based on proved natural gas and oil reserves. The Amended Credit Facility matures on March 17, 2011 and bears interest, based on the borrowing base usage, at the applicable London Interbank Offered Rate, or LIBOR, plus applicable margins ranging from 1.0% to 1.75%, or an alternate base rate, based upon the greater of the prime rate or the federal funds effective rate plus applicable margins ranging from 0% to 0.25%. The Company pays commitment fees ranging from 0.25% to 0.375% of the unused borrowing base. This facility is secured by natural gas and oil properties representing at least 80% of the value of the Company’s proved reserves and the pledge of all of the stock of our subsidiaries.

As of September 30, 2006, borrowings outstanding under the Amended Credit Facility totaled $185 million. The Amended Credit Facility also contains certain financial covenants. We have complied with all financial covenants for all periods.

7. Asset Retirement Obligations

The Company follows the provisions of SFAS No. 143, Accounting for Asset Retirement Obligations, in accounting for its obligations associated with the retirement of tangible long-lived assets. The estimated fair value of the future costs associated with dismantlement, abandonment and restoration of oil and gas properties is recorded generally upon acquisition or completion of a well. The net estimated costs are discounted to present values using a risk adjusted rate over the estimated economic life of the oil and gas properties. Such costs are capitalized as part of the related asset. The asset is depleted on the units-of-production method on a field-by-field basis. The liability is periodically adjusted to reflect (1) new liabilities incurred, (2) liabilities settled during the period, (3) accretion expense, and (4) revisions to estimated future cash flows. The accretion expense is recorded as a component of depreciation, depletion and amortization expense in the accompanying Consolidated Statements of Operations. A reconciliation of the changes in the liability for the nine months ended September 30, 2006 follows (in thousands):

Beginning of period	$23,733
Liabilities incurred	2,679
Liabilities settled	(1,231)
Accretion expense	2,031
Revisions to estimate	3,282

End of period	$30,494

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

The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative and the resulting designation, which is established at the inception of a derivative. SFAS No. 133 requires that a company formally document, at the inception of a hedge, the hedging relationship and the entity’s risk management objective and strategy for undertaking the hedge, including identification of the hedging instrument, the hedged item or transaction, the nature of the risk being hedged, the method that will be used to assess effectiveness, and the method that will be used to measure hedge ineffectiveness of derivative instruments that receive hedge accounting treatment.

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

The Company may utilize derivative financial instruments that have not been designated as hedges under SFAS No. 133 even though they protect the Company from changes in commodity prices. These instruments are marked to market with the resulting changes in fair value recorded in earnings.

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

The Company was a party to various swap and collar contracts for natural gas based on Northwest Pipeline Rocky Mountains (“NORRM”) and Colorado Interstate Gas Rocky Mountains (“CIGRM”) indexes during the nine months ended September 30, 2005 and 2006. As a result, the Company recognized a reduction of natural gas production revenues related to these contracts of $3.8 million and an increase of $5.9 million in the three months ended September 30, 2005 and 2006, respectively, and a reduction of $6.0 million and an increase of $10.2 million in the nine months ended September 30, 2005 and 2006, respectively. The Company also was a party to various collar contracts for oil based on a West Texas Intermediate (“WTI”) index recognizing a reduction to oil production revenues related to these contracts of $1.3 million in the three months ended September 30, 2005 and 2006, and $2.6 million and $3.5 million in the nine months ended September 30, 2005 and 2006, respectively. As the underlying prices in the Company’s hedge contracts were consistent with the indices used to sell its natural gas and oil, no ineffectiveness was recognized related to its hedge contracts for the three and nine months ended September 30, 2005 and 2006.

At November 3, 2006, the Company had the following swap contracts and cashless collars (purchased put options and written call options) in order to hedge a portion of our 2006, 2007 and 2008 natural gas and oil production. The cashless collars are used to establish floor and ceiling prices on anticipated future natural gas production.

Product	Volume Per Day	Quantity Type	Weighted Average Floor Pricing	Weighted Average Ceiling Pricing	Fixed Price	Index Price (1)	Contract Period
Cashless Collars:
Natural gas	35,000	MMBtu	$4.82	$6.72	n/a	NORRM	1/1/2006 — 12/31/2006
Natural gas	24,000	MMBtu	$7.54	$13.68	n/a	CIGRM	1/1/2006 — 12/31/2006
Natural gas	15,000	MMBtu	$7.50	$12.25	n/a	CIGRM	11/1/2006 — 3/31/2007
Oil	750	Bbls	$42.53	$52.26	n/a	WTI	1/1/2006 — 12/31/2006
Natural gas	64,000	MMBtu	$6.07	$9.61	n/a	CIGRM	1/1/2007 — 12/31/2007
Oil	800	Bbls	$55.00	$79.85	n/a	WTI	1/1/2007 — 12/31/2007
Natural gas	35,000	MMBtu	$6.50	$10.00	n/a	CIGRM	1/1/2008 — 12/31/2008
Oil	500	Bbls	$70.00	$80.15	n/a	WTI	1/1/2008 — 12/31/2008
Swap Contracts:
Natural gas	15,000	MMBtu	n/a	n/a	$6.52	CIGRM	9/1/2006 — 10/31/2006

(1)	NORRM refers to Northwest Pipeline Rocky Mountains price and CIGRM refers to Colorado Interstate Gas Rocky Mountains price as quoted in Platt’s Inside FERC on the first business day of each month. WTI refers to West Texas Intermediate price as quoted on the New York Mercantile Exchange.

The Company’s natural gas and oil derivative financial instruments have been designated as cash flow hedges in accordance with SFAS No. 133 and are included in current and other noncurrent assets in the Company’s Consolidated Balance Sheets.

At September 30, 2006, the estimated fair value of contracts designated and qualifying as cash flow hedges under SFAS No. 133 was a net asset of $38.8 million. The Company will reclassify the appropriate amount to gains or losses included in natural gas and oil production operating revenues as the hedged production quantity is produced. Based on current projected market prices, the net amount of existing unrealized after-tax income as of September 30, 2006 to be reclassified from accumulated other comprehensive income to net income in the next 12 months would be approximately $14.0 million. The Company anticipates that all originally forecasted transactions will occur by the end of the originally specified time periods.

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

At September 30, 2006, the Company’s balance sheet reflected net deferred tax liability of $92.7 million, of which $14.2 million pertains to a net deferred tax liability of derivative instruments reflected in accumulated other comprehensive income and $37.2 million pertains to the deferred tax liability assumed through the CH4 acquisition.

Income tax expense for the three and nine months ended September 30, 2005 and 2006 differs from the amounts that would be provided by applying the U.S. federal income tax rate to income before income taxes principally due to state income taxes, stock-based compensation not deductible for income tax purposes, and other permanent differences.

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

The Company’s authorized capital structure consists of 75,000,000 shares of $0.001 par value preferred stock and 150,000,000 shares of $0.001 par value common stock. In October 2004, 150,000 shares of $0.001 par value preferred stock were designated as Series A Junior Participating Preferred Stock, none of which are outstanding. At September 30, 2006, the Series A Junior Participating Preferred Stock was the Company’s only designated preferred stock, the remainder of authorized preferred stock being undesignated.

Holders of all classes of stock are entitled to vote on matters submitted to stockholders, except that, when issued, each share of Series A Junior Participating Stock shall entitle the holder thereof to 1,000 votes on all matters submitted to a vote of the Company’s stockholders.

There are no issued and outstanding shares of Series A Junior Participating Preferred Stock. The Series A Junior Participating Preferred Stock will be issued pursuant to our shareholder rights plan if a stockholder acquires shares in excess of the thresholds set forth in the plan. The Series A Junior Participating Preferred Stock ranks junior to all series of preferred stock with respect to dividends and specified liquidation events. Dividends on this series are cumulative and do not bear interest, however, no dividend payment, or payment-in-kind, may be made to holders of common stock without declaring a dividend on this series equal to 1,000 times the aggregate per share amount declared on common stock. Upon the occurrence of specified liquidation events, the holders of this series shall be entitled to receive an aggregate amount per share equal to 1,000 times the aggregate amount to be distributed per share to holders of shares of common stock plus an amount equal to any accrued and unpaid dividends. Upon consolidation, merger, or combination in which shares of common stock are exchanged for or changed into other securities or other assets, each share of this series shall be similarly exchanged into an amount per share equal to 1,000 times that into which each share of common stock is exchanged. The number of Series A Junior Participating Preferred Stock will be proportionately changed in the event the Company declares or pays a common stock dividend or effects a stock split of common stock.

The Company may occasionally acquire treasury stock in connection with the vesting and exercise of share-based awards, which is recorded at cost. As of September 30, 2006, all treasury stock held by the Company was retired.

11. Accumulated Other Comprehensive Income (Loss)

The Company follows the provisions of SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting comprehensive income. The components of accumulated other comprehensive income and related tax effects for the nine months ended September 30, 2006 were as follows:

	Gross	Tax Effect	Net of Tax
	(in thousands)
Accumulated other comprehensive loss — December 31, 2005	$(36,050)	$13,339	$(22,711)
Change in fair value of hedges	80,844	(29,688)	51,156
Reclassification adjustment for realized losses on hedges included in net income	(6,007)	2,192	(3,815)

Accumulated other comprehensive income — September 30, 2006	$38,787	$(14,157)	$24,630

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion contains forward-looking statements that reflect our future plans, estimates, beliefs, and expected performance. The forward-looking statements are dependent upon events, risks, and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, market prices for natural gas and oil, economic and competitive conditions, regulatory changes, estimates of proved reserves, potential failure to achieve production from development projects, capital expenditures and other uncertainties, as well as those factors discussed below (including in Part II, Item 1A) and in our Annual Report on Form 10-K for the year ended December 31, 2005 under the “Cautionary Note Regarding Forward-Looking Statements” section and the “Risk Factors” section, all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur.

Overview

Bill Barrett Corporation (the “Company”, “we” or “us”) was formed in January 2002 and is incorporated in the State of Delaware. We explore for and develop natural gas and oil in the Rocky Mountain region of the United States. We began active natural gas and oil operations in March 2002 upon the acquisition of properties in the Wind River Basin of Wyoming. Also in 2002, we completed two additional acquisitions of properties in the Uinta (Utah), Wind River (Wyoming), Powder River (Wyoming) and Williston (North Dakota, South Dakota and Montana) Basins. In early 2003, we completed an acquisition of largely undeveloped coalbed methane properties located in the Powder River Basin. In September 2004, we acquired properties in and around the Gibson Gulch field in the Piceance Basin of Colorado. In December 2004, we completed our IPO of 14,950,000 shares of our common stock at a price to the public of $25.00 per share. We received net proceeds of $347.3 million after deducting underwriting fees and other offering costs. We completed an acquisition in May 2006 in which we acquired additional coalbed methane properties located in the Powder River Basin.

Results of Operations

The financial information with respect to the nine and three months ended September 30, 2005 and 2006 that is discussed below is unaudited. In the opinion of management, such information contains all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for such periods. The results of operations for interim periods are not necessarily indicative of the results of operations for the full fiscal year.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2006

	Nine Months Ended September 30,		Increase (Decrease)
	2005	2006	Amount	Percent
	($ in thousands)
Operating Results:
Operating Revenues
Oil and gas production revenues	$175,118	$256,179	$81,061	46%
Other	2,474	28,618	26,144	1,057%
Operating Expenses
Lease operating expense	14,059	21,522	7,463	53%
Gathering and transportation expense	8,717	11,528	2,811	32%
Production tax expense	21,554	21,252	(302)	(1%)
Exploration expense	6,817	7,258	441	6%
Impairment, dry hole costs and abandonment expense	44,321	12,187	(32,134)	(73%)
Depreciation, depletion and amortization	60,936	98,314	37,378	61%
General and administrative	17,520	20,695	3,175	18%
Non-cash stock-based compensation (1)	2,221	4,800	2,579	116%

Total operating expenses	$176,145	$197,556	$21,411	12%
Production Data:
Natural gas (MMcf)	24,813	34,955	10,142	41%
Oil (MBbls)	386	498	112	29%
Combined volumes (MMcfe)	27,126	37,943	10,817	40%
Daily combined volumes (Mmcfe/d)	99	139	40	40%
Average Prices (includes effects of hedges) (2):
Natural gas (per Mcf)	$6.34	$6.55	$0.21	3%
Oil (per Bbl)	46.04	54.89	8.85	19%
Combined (per Mcfe)	6.46	6.75	0.29	4%
Average Costs (per Mcfe):
Lease operating expense	$0.52	$0.57	$0.05	10%
Gathering and transportation expense	0.32	0.30	(0.02)	(6%)
Production tax expense	0.79	0.56	(0.23)	(29%)
Depreciation, depletion and amortization	2.25	2.60	0.35	16%
General and administrative (3)	0.65	0.55	(0.10)	(15%)

(1)	Non-cash stock-based compensation is presented herein as a separate line item but is combined with general and administrative expense for a total of $19.7 million and $25.5 million for the nine months ended September 30, 2005 and 2006, respectively, in the Consolidated Statement of Operations. Management believes the separate presentation of the non-cash component of general and administrative expense is useful because the cash portion provides a better understanding of our required cash for general and administrative expenses. We also believe that this disclosure allows more accurate comparison to our peers, who may have higher or lower costs associated with equity grants.

(2)	Average prices shown in the table are net of the effects of hedging transactions. As a result of hedging transactions, natural gas and oil production revenues were reduced by $8.6 million for the nine months ended September 30, 2005 and were increased by $6.7 million for the nine months ended September 30, 2006. Before the effect of hedging contracts, the average price we received for natural gas and oil for the nine months ended September 30, 2005 was $6.58 per Mcf and $52.69 per Bbl, respectively, compared with $6.26 per Mcf and $61.83 per Bbl, respectively, for the nine months ended September 30, 2006.

(3)	Excludes non-cash stock-based compensation as described in footnote (1) above. Average costs per Mcfe for general and administrative expense, including non-cash stock-based compensation, as presented in the Consolidated Statement of Operations, would be $0.73 and $0.67 for the nine months ended September 30, 2005 and 2006, respectively.

Production Revenues. Production revenues increased from $175.1 million for the nine months ended September 30, 2005 to $256.2 million for the current year period due to both an increase in production and increases in natural gas and oil prices after the effect of hedges. Price increases added approximately $7.9 million of production revenues and production increases added approximately $73.2 million of production revenues, after natural production declines, so that our new production from our drilling program and our acquisition more than offset natural production declines.

On a Mcf equivalent basis, total production volumes for the nine months ended September 30, 2006 increased 40% from total production for the prior year comparable period. Additional information concerning production is in the following table.

	Nine Months Ended September 30, 2005			Nine Months Ended September 30, 2006
	Oil	Natural Gas	Total	Oil	Natural Gas	Total
	(MBbls)	(MMcf)	(MMcfe)	(MBbls)	(MMcf)	(MMcfe)
Wind River Basin	57	10,629	10,970	35	8,791	9,001
Uinta Basin	4	4,625	4,646	32	11,180	11,372
Powder River Basin	—	6,411	6,411	—	5,391	5,391
Piceance Basin	28	3,018	3,185	134	9,447	10,251
Williston Basin	278	108	1,776	278	104	1,772
Other	19	22	138	19	42	156

Total	386	24,813	27,126	498	34,955	37,943

The production decrease in the Wind River Basin is due to natural production declines in our Cave Gulch and Cooper Reservoir Fields. The decrease in production is partially offset by our new deep Lakota discovery well, the Bullfrog 33-19, which had first production at the end of June 2006. The production increase in the Uinta Basin reflects our successful exploration and development activities in the West Tavaputs field along with first production from our initial Lake Canyon discovery wells. Furthermore, the completion of a third party gas processing facility in mid-August increased our takeaway capacity in the West Tavaputs field. The production increase in the Piceance Basin is the result of our continued development activities. The production decrease in the Powder River Basin is due to natural production declines in our existing mature fields and the lag time between drilling of coal bed methane wells and production of natural gas while dewatering occurs, which are partially offset by the production from the properties acquired in early May 2006. In late August 2006, the majority of the then producing properties acquired in the CH4 acquisition were sold. As of September 30, 2006, we had 109 net operated coal bed methane wells in the dewatering stage.

Hedging Activities. During the nine months ended September 30, 2005, approximately 50% of our natural gas volumes and 47% of our oil volumes were hedged, resulting in a reduction in revenues of $8.6 million. During the nine months ended September 30, 2006, approximately 42% of our natural gas volumes and 41% of our oil volumes were hedged, resulting in an increase in revenues of $6.7 million.

Other Operating Revenues. Other operating revenues increased from $2.5 million for the nine months ended September 30, 2005 to $28.6 million for the nine months ended September 30, 2006. The increase is primarily due to gains realized on joint exploration agreements entered into and other property sales in the Powder River, Paradox, Williston, Wind River, Big Horn, Montana Overthrust and DJ Basins.

Lease Operating Expense and Gathering and Transportation Expense. Our lease operating expense increased from $0.52 per Mcfe in the first nine months of 2005 to $0.57 per Mcfe in the current year period while our gathering and transportation expense decreased slightly from $0.32 per Mcfe in the first nine months of 2005 to $0.30 per Mcfe in the current year period. The increase in lease operating expenses is primarily due to an increase in the Powder River Basin from $0.58 per Mcfe for the nine months ended September 30, 2005 to $1.00 per Mcfe in the current year period. This increase on a per Mcfe basis in the Powder River Basin is substantially due to higher water handling charges on dewatering wells in new pilot areas that have no offsetting gas production as yet. As of September 30, 2006, we had 109 net operated coal bed methane wells in the dewatering stage. Lease operating expense also increased in the Williston Basin from $1.06 per Mcfe for the first nine months of 2005 to $1.55 per Mcfe in the current year period as a result of the high volumes of water being produced from wells recently put onto production.

We have entered into long-term firm transportation contracts on a portion of our production to guarantee capacity on major pipelines to avoid possible production curtailments that may arise due to limited pipeline capacity. The majority of our long-term firm transportation agreements are for gas production from the Piceance and Uinta Basins where we expect to spend a significant portion of our capital expenditure program in future years. Included in the above gathering and transportation expense per Mcfe is $0.04 and $0.07 per Mcfe of transportation expense from long-term contracts for the nine months ended September 30, 2005 and 2006, respectively.

Production Tax Expense. Total production taxes decreased from $21.6 million for the nine months ended September 30, 2005 to $21.3 million for the current year period. Although we realized higher production revenues from the increase in both our production volumes and natural gas and oil prices received, our overall production taxes decreased as a larger portion of our revenues came from areas with lower tax rates. Production taxes as a percentage of natural gas and oil sales before hedging adjustments were 11.7% for the nine months ended September 30, 2005 and 8.5% for the current year period. Production taxes are primarily based on the wellhead values of production and tax rates that vary across the different areas that we operate. As the proportion of our production changes from area to area, our production tax rate will either increase or decrease depending on the quantities produced from each area and the production tax rates in effect in each individual area. For example, as we continue to develop our acreage position in the Piceance Basin in Colorado, where the overall production tax rate approximates 6%, which is lower than our current overall rate, our overall production tax rate will decrease as proportionately more volumes are added from this lower tax rate area.

Exploration Expense. Exploration costs increased from $6.8 million in the first nine months of 2005 to $7.3 million in the current year period. The costs for the nine months ended September 30, 2005 consist of $5.7 million for seismic programs principally in the Uinta, Wind River and Big Horn Basins, and Montana Overthrust, and $1.1 million for delay rentals and other costs. The costs for the nine months ended September 30, 2006 consist of $6.3 million for seismic programs, principally in the Montana Overthrust, Wind River, Uinta, Paradox and DJ Basins, and $1.0 million for delay rentals and other exploration costs.

Impairment, Dry Hole Costs and Abandonment Expense. Our impairment, dry hole costs and abandonment expense decreased from $44.3 million during the first nine months of 2005 to $12.2 million during the current year period. For the nine months ended September 30, 2005, impairment expense was $36.3 million, dry hole costs were $6.8 million for dry holes in the Wind River, Green River and Uinta Basins, and abandonment expense was $1.2 million. For the nine months ended September 30, 2006, dry hole costs were $10.1 million for dry holes primarily in the Williston and Uinta Basins, and abandonment expense was $0.9 million. Included in the $10.1 million of dry hole costs for the nine months ended September 30, 2006 is $3.6 million related to the #1DLB, an exploration well located in the Lake Canyon area of the Uinta Basin. This well, which was completed in late April 2006, was tested and determined to be commercial in the Wasatch formation and non-commercial in the zones below the Wasatch; thus, a proportionate share of the well cost is being expensed.

The Company evaluates the impairment of its oil and gas properties on a field-by-field basis whenever events or changes in circumstances indicate an asset’s carrying amount may not be recoverable. If the carrying amount exceeds the properties’ estimated fair value, the Company will adjust the carrying amount of the properties to fair value through a charge to impairment expense. With respect to our Cedar Camp and Tumbleweed properties within the Uinta Basin, the Company, based upon our fair value analysis, recognized a $1.2 million non-cash impairment charge for the nine months ended September 30, 2006. We are currently in the process of selling these properties.

We account for oil and gas exploration and production activities using the successful efforts method under which we capitalize exploratory well costs until a determination is made as to whether or not the wells have found proved reserves. If proved reserves are not assigned to an exploratory well, the costs of drilling the well are charged to expense, otherwise, the costs remain capitalized and are depleted as production occurs. The following table shows the costs of exploratory wells for which drilling was completed and which are included in unevaluated oil and gas properties as of September 30, 2006 pending determination of whether the wells will be assigned proved reserves. The following table does not include $24.9 million related to exploratory wells in progress for which drilling had not been completed at September 30, 2006:

	Time Elapsed Since Drilling Completed
	0-3 Months	4-6 Months	7-12 Months	> 12 Months	Total
	(in thousands)
Wells for which drilling has completed	$16,383	$2,829	$3,877	$18,985	$42,074

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense was $60.9 million for the nine months ended September 30, 2005 compared to $98.3 million for the current year period. Of the increase, $24.2 million is due to the 40% increase in production and $13.2 million is due to an increased depletion rate for the nine months of 2006. During the nine months ended September 30, 2005, the weighted average depletion rate was $2.25 per Mcfe. In the nine months ended September 30, 2006, the weighted average depletion rate was $2.60 per Mcfe. Under successful efforts accounting, depletion expense is separately computed for each producing area based on geologic and reservoir delineation. The capital expenditures for proved properties for each area compared to the proved reserves corresponding to each producing area determine a weighted average depletion rate for current production. The Company’s cost of finding oil and gas reserves in certain areas yielded an overall higher depletion rate for the nine months of 2006 compared to the prior year period. Future depletion rates will be adjusted to reflect future capital expenditures and proved reserve changes in specific areas.

General and Administrative Expense. General and administrative expense, excluding non-cash stock-based compensation, increased from $17.5 million in the nine months ended September 30, 2005 to $20.7 million in the current year period. This increase was primarily due to increased personnel required for our capital program and production levels. As of September 30, 2006, we had 134 full time employees in our corporate office compared to 125 as of September 30, 2005. The Company also incurred $0.4 million of nonrecurring expenses during the nine months ended September 30, 2006 as a result of exploring financing options. On a per unit of production basis, however, general and administrative expense decreased from $0.65 per Mcfe in the first nine months of 2005 to $0.55 per Mcfe in the current year period due to increases in production.

Non-cash charges for stock-based compensation were $2.2 million in the first nine months of 2005 compared to $4.8 million in the current year period. The increase in charges for non-cash compensation is primarily due to the increased number of equity awards that were granted during the later part of 2005 and during the nine months ended September 30, 2006. Equity awards to employees generally were made in the first quarter of 2006 and were not made in the first quarter of 2005 because of the awards previously made in connection with our IPO in December 2004. The increase is also due to the acceleration of vesting of share-based awards for certain officers of the Company who left the Company during 2006. Additionally, the Company amended its 401(k) Plan on January 1, 2006 to increase the Company’s match of the employees’ contribution from 4% up to 6%, of which 50% of the match is made with the Company’s common stock.

Interest Expense. Interest expense increased to $7.5 million in the nine months ended September 30, 2006 from $1.7 million in the prior year period. The increase was due to higher debt levels during 2006 to fund exploration and development activities and a lack of a need to draw on our credit facility until the third quarter of 2005 due to the availability of the proceeds of our IPO in December 2004. The weighted average outstanding balance under our credit facility for the nine months ended September 30, 2005 was $6.8 million. As a result, the interest expense during the first nine months of 2005 was primarily comprised of debt commitment fees and amortization of deferred financing costs. The weighted average outstanding balance under our credit facility for the nine months ended September 30, 2006 was $150.4 million.

Income Tax Expense. Our effective tax rate was 56% and 37% in the nine months ended September 30, 2005 and 2006, respectively. For both the 2005 and 2006 periods, our effective tax rate differs from the statutory rates primarily because the Company recorded stock-based compensation expense under APB 25 and SFAS No. 123R that is not deductible for income tax purposes. All of our income tax liabilities and benefits are deferred. Due to the tax deductions being created by our drilling activities, we expect that we will not incur cash income tax liabilities for at least the next year.

Net Income. We generated net income of $51.0 million in the nine months ended September 30, 2006 compared to a net income of $0.5 million in the prior year period. The reasons for the increase in net income include the increase in production, increases in natural gas and oil prices, giving effect to hedges, and an increase in other operating revenues, as previously discussed in this section. Additionally, impairment, dry hole costs and abandonment expense decreased by $32.1 million. Offsetting the increase in operating revenues were increases in operating expenses and interest expense during the nine months of 2006 as compared to the prior year period.

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2006

	Three Months Ended September 30,		Increase (Decrease)
	2005	2006	Amount	Percent
	($ in thousands)
Operating Results:
Operating Revenues
Oil and gas production revenues	$70,471	$80,468	$9,997	14%
Other	766	23,944	23,178	3,026%
Operating Expenses
Lease operating expense	5,165	7,329	2,164	42%
Gathering and transportation expense	3,113	3,510	397	13%
Production tax expense	8,525	6,473	(2,052)	(24%)
Exploration expense	4,152	3,333	(819)	(20%)
Impairment, dry hole costs and abandonment expense	646	5,099	4,453	689%
Depreciation, depletion and amortization	21,982	34,506	12,524	57%
General and administrative	5,965	6,952	987	17%
Non-cash stock-based compensation (1)	743	1,633	890	120%

Total operating expenses	$50,291	$68,835	$18,544	37%
Production Data:
Natural gas (MMcf)	9,287	11,637	2,350	25%
Oil (MBbls)	136	165	29	21%
Combined volumes (MMcfe)	10,101	12,627	2,526	25%
Daily combined volumes (Mmcfe/d)	110	137	27	25%
Average Prices (includes effects of hedges) (2):
Natural gas (per Mcf)	$6.85	$6.09	$(0.76)	(11%)
Oil (per Bbl)	50.35	58.05	7.70	15%
Combined (per Mcfe)	6.98	6.37	(0.61)	(9%)
Average Costs (per Mcfe):
Lease operating expense	$0.51	$0.57	$0.06	12%
Gathering and transportation expense	0.31	0.28	(0.03)	(10%)
Production tax expense	0.84	0.51	(0.33)	(39%)
Depreciation, depletion and amortization	2.18	2.75	0.57	26%
General and administrative (3)	0.59	0.55	(0.04)	(7%)

(1)	Non-cash stock-based compensation is presented herein as a separate line item but is combined with general and administrative expense on the income statement for a total of $6.7 million and $8.6 million for the three months ended September 30, 2005 and 2006, respectively, in the Consolidated Statement of Operations. Management believes the separate presentation of the non-cash component of general and administrative expense is useful because the cash portion provides a better understanding of our required cash for general and administrative expenses. We also believe that this disclosure allows more accurate comparison to our peers, who may have higher or lower costs associated with equity grants.

(2)	Average prices shown in the table are net of the effects of hedging transactions. As a result of hedging transactions, natural gas and oil production revenues were reduced by $5.1 million for the three months ended September 30, 2005 and increased by $4.6 million for the three months ended September 30, 2006. Before the effect of hedging contracts, the average price we received for natural gas and oil for the quarter ended September 30, 2005 was $7.26 per Mcf and $60.19 per Bbl, respectively, compared with $5.58 per Mcf and $65.97 per Bbl, respectively, for the quarter ended September 30, 2006.

(3)	Excludes non-cash stock-based compensation as described in footnote (1) above. Average costs per Mcfe for general and administrative expense, including non-cash stock-based compensation, as presented in the Consolidated Statement of Operations, would be $0.66 and $0.68 for the three months ended September 30, 2005 and 2006, respectively.

Production Revenues. Production revenues increased from $70.5 million for the three months ended September 30, 2005 to $80.5 million for the current year period due to an increase in production and increases in oil prices after the effect of hedges, which was offset by a decrease in natural gas prices. Despite the effect of price decreases of approximately $6.2 million on production revenues, the production increases added approximately $16.2 million of production revenues, after natural production declines, so that our new production from our drilling program and our acquisition more than offset natural production declines.

On a Mcf equivalent basis, total production volumes for the three months ended September 30, 2006 increased 25% from total production for the prior year period. Additional information concerning production is in the following table.

	Three Months Ended September 30, 2005			Three Months Ended September 30, 2006
	Oil	Natural Gas	Total	Oil	Natural Gas	Total
	(MBbls)	(MMcf)	(MMcfe)	(MBbls)	(MMcf)	(MMcfe)
Wind River Basin	16	4,241	4,337	10	2,772	2,832
Uinta Basin	1	1,609	1,617	8	3,308	3,356
Powder River Basin	—	2,151	2,151	—	1,771	1,771
Piceance Basin	11	1,239	1,302	54	3742	4,066
Williston Basin	102	37	647	87	32	554
Other	6	10	47	6	12	48

Total	136	9,287	10,101	165	11,637	12,627

The production decrease in the Wind River Basin is due to natural production declines in our Cave Gulch and Cooper Reservoir Fields. The decrease in production is partially offset by our new deep Lakota discovery well, the Bullfrog 33-1, which had first production at the end of June 2006. The production increase in the Uinta Basin reflects our successful exploration and development activities in the West Tavaputs and Lake Canyon areas. Furthermore, the completion of a third party gas processing facility in mid-

August added additional production capacity in the West Tavaputs field. The production increase in the Piceance Basin is the result of our continued development activities. The production decrease in the Powder River Basin is due to natural production declines in our Palm Tree and Tuit fields and the lag time between drilling of coal bed methane wells and production of natural gas while dewatering occurs, which are partially offset by the production from the properties acquired in early May 2006. In late August 2006, the majority of the then producing properties acquired in the CH4 acquisition were sold. As of September 30, 2006, we had 109 net operated coal bed methane wells in the dewatering stage.

Hedging Activities. During the three months ended September 30, 2005, approximately 46% of our natural gas volumes and 54% of our oil volumes were hedged, resulting in a reduction in revenues of $5.1 million. During the three months ended September 30, 2006, approximately 42% of our natural gas volumes and our oil volumes were hedged, resulting in an increase in revenues of $4.6 million.

Other Operating Revenues. Other operating revenues increased from $0.8 million for the three months ended September 30, 2005 to $23.9 million for the three months ended September 30, 2006. The increase is primarily due to gains realized on joint exploration agreements entered into and other property sales in the Powder River, Paradox, Wind River, Big Horn, Montana Overthrust and DJ Basins.

Lease Operating Expense and Gathering and Transportation Expense. Our lease operating expense increased from $0.51 per Mcfe in the third quarter of 2005 to $0.57 per Mcfe in the current year period, and our gathering and transportation expense decreased slightly from $0.31 per Mcfe in the third quarter of 2005 to $0.28 per Mcfe in the current year period. The increase in LOE is primarily attributable to higher salt water disposal costs in the Piceance, Williston and Powder River Basins. The increase in the Powder River Basin is substantially due to coal bed methane wells in the dewatering stage in new pilot areas that have no offsetting gas production as yet. As of September 30, 2006, we had 109 net operated coal bed methane wells in the dewatering stage.

We have entered into long-term firm transportation contracts on a portion of our production to guarantee capacity on major pipelines to avoid possible production curtailments that may arise due to limited pipeline capacity. The majority of our long-term firm transportation agreements are for gas production from the Piceance and Uinta Basins where we expect to spend a significant portion of our capital expenditure program in future years. Included in the above gathering and transportation expense per Mcfe is $0.04 and $0.07 per Mcfe of transportation expense from long-term contracts for the three months ended September 30, 2005 and 2006, respectively.

Production Tax Expense. Total production taxes decreased from $8.5 million for the three months ended September 30, 2005 to $6.5 million for the current year period. Although we realized higher production revenues from the increase in both our production volumes and oil prices received, our overall production taxes decreased as a larger portion of our revenues came from areas with lower tax rates. Production taxes as a percentage of natural gas and oil sales before hedging adjustments were 11.3% for the three months ended September 30, 2005 and 8.5% for the current year period. Production taxes are primarily based on the wellhead values of production and tax rates that vary across the different areas that we operate. As the proportion of our production changes from area to area, our production tax rate will either increase or decrease depending on the quantities produced from each area and the production tax rates in effect in each individual area. For example, as we continue to develop our acreage position in the Piceance Basin in Colorado, where the overall production tax rate will approximate 6%, which is lower than our current overall rate, our overall production tax rate will decrease as proportionately more volumes are added from this lower tax rate area.

Exploration Expense. Exploration costs decreased from $4.2 million in the third quarter of 2005 to $3.3 million in the current year period. The costs for the three months ended September 30, 2005 consist of $3.8 million for seismic programs principally in the Uinta and Wind River Basins and Montana Overthrust, and $0.4 million for delay rentals and other costs. The costs for the three months ended September 30, 2006 consist of $3.0 million for seismic programs, principally in the Wind River, Montana Overthrust, and DJ Basins and $0.3 million for delay rentals and other exploratory costs.

Impairment, Dry Hole Costs and Abandonment Expense. Our impairment, dry hole costs and abandonment expense increased from $0.6 million during the third quarter of 2005 to $5.1 million during the current year period. For the three months ended September 30, 2005, impairment expense was zero, dry hole costs were $0.4 million for dry holes in the Wind River Basin, and abandonment expense was $0.2 million. For the three months ended September 30, 2006, dry hole costs were $3.7 million for dry holes primarily in the Williston and Wind River Basins and abandonment expense was $0.2 million.

The Company evaluates the impairment of its oil and gas properties on a field-by-field basis whenever events or changes in circumstances indicate an asset’s carrying amount may not be recoverable. If the carrying amount exceeds the properties’ estimated fair value, the Company will adjust the carrying amount of the properties to fair value through a charge to impairment expense. With respect to our Cedar Camp and Tumbleweed properties within the Uinta Basin, the Company, based upon our fair value analysis, recognized a $1.2 million non-cash impairment charge in the current quarter. We are currently in the process of selling these properties.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense was $22.0 million for the three months ended September 30, 2005 compared to $34.5 million for the current year period. Of the increase, $5.4 million is due to the 25% increase in production and $7.1 million is due to an increased depletion rate for the three months ended September 30, 2006. During the three months ended September 30, 2005, the weighted average depletion rate was $2.18 per Mcfe. In the three months ended September 30, 2006, the weighted average depletion rate was $2.75 per Mcfe. Under successful efforts accounting, depletion expense is separately computed for each producing area based on geologic and reservoir delineation. The capital expenditures for proved properties for each area compared to the proved reserves corresponding to each producing area determine a weighted average depletion rate for current production. For the three months ended September 30, 2006, the relationship of capital expenditures, proved reserves and production from certain producing areas yielded a higher weighted average depletion rate as the comparable prior year period. Future depletion rates will be adjusted to reflect future capital expenditures and proved reserve changes in specific areas.

General and Administrative Expense. General and administrative expense, excluding non-cash stock-based compensation, increased from $6.0 million in the three months ended September 30, 2005 to $7.0 million in the current year period. This increase was primarily due to increased personnel required for our capital program and production levels. As of September 30, 2006, we had 134 full time employees in our corporate office compared to 125 as of September 30, 2005. The Company also incurred $0.4 million of nonrecurring expenses during the three months ended September 30, 2006 as a result of exploring financing options. However, on a per unit of production basis, general and administrative expense decreased from $0.59 per Mcfe in the third quarter of 2005 to $0.55 per Mcfe in the current year period due to increases in production.

Non-cash charges for stock-based compensation were $0.7 million in the third quarter of 2005 compared to $1.6 million in the current year period. The increase in charges for non-cash compensation is primarily due to the increased number of equity awards that were granted throughout 2005 and during the quarter ended March 31, 2006. Equity awards to employees generally were made in the first quarter of 2006 and were not made in the first quarter of 2005 because of the awards made in connection with our IPO in December 2004. The increase is also due to the acceleration of vesting of share-based awards for certain officers of the Company who left the Company during 2006. Additionally, the Company amended its 401(k) Plan on January 1, 2006 to increase the Company’s match of the employees’ contribution from 4% up to 6%, of which 50% of the match is made with the Company’s common stock.

Interest Expense. Interest expense increased to $3.2 million in the three months ended September 30, 2006 from $0.7 million in the prior year period. The increase was due to higher debt levels during 2006 to fund exploration and development activities. The weighted average outstanding balance under our credit facility for the three months ended September 30, 2006 was $201.5 million compared to $20.5 million for the three months ended September 30, 2005.

Income Tax Expense. Our effective tax rate was 35% and 37% in the three months ended September 30, 2005 and 2006, respectively. For both the 2005 and 2006 periods, our effective tax rate differs from the statutory rates primarily because the Company recorded stock-based compensation expense under APB 25 and SFAS No. 123R that is not deductible for income tax purposes. All of our income tax liabilities and benefits are deferred. Due to the tax deductions being created by our drilling activities, we expect that we will not incur cash income tax liabilities for at least the next year.

Net Income. We generated net income of $20.7 million in the three months ended September 30, 2006 compared to net income of $13.3 million in the prior year period. The reasons for the increase in net income include the increase in production and other operating revenues, as previously discussed in this section. Offsetting the increase in operating revenues were increases in impairment, dry hole costs and abandonment expense, depreciation, depletion and amortization, other operating expenses and interest expense during the third quarter 2006 as compared to the prior year period.

Capital Resources and Liquidity

Our primary sources of liquidity since our formation in January 2002 have been from sales and other issuances of securities, net cash provided by operating activities, a bank line of credit, a bridge loan to finance our September 2004 acquisition of properties in the Piceance Basin in Colorado and sales of interests in properties. In addition, we have the ability to offer our common stock, preferred stock, depositary shares, warrants and debt securities under an effective shelf registration filed with the SEC in January 2006. Our primary use of capital has been for the exploration, development, and acquisition of natural gas and oil properties. As we pursue reserve and production growth, we continually monitor our portfolio and the capital resources available to us to meet our future financial obligations, planned capital expenditure activities and liquidity. Our future success in growing proved reserves and production will be highly dependent on capital resources available to us and our success in finding or acquiring additional reserves. We also actively review acquisition and divestiture opportunities on an ongoing basis. If we were to make significant additional acquisitions for cash or increase the pace of development, we may need to obtain additional equity or debt financing.

Cash Flow from Operating Activities

Net cash provided by operating activities was $110.7 million and $197.5 million for the nine months ended September 30, 2005 and 2006, respectively. The increase in net cash provided by operating activities was partially due to increased production revenues, partially offset by increased expenses, as discussed above in “Results of Operations”. Changes in current assets and liabilities increased cash flow from operations by $3.5 million and $18.6 for the nine months ended September 30, 2005 and 2006, respectively.

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

To mitigate some of the potential negative impact on cash flow caused by changes in natural gas and oil prices, we have entered into commodity swap and collar contracts to fix the floor and ceiling prices we receive for a portion of our natural gas and oil production. At November 3, 2006, we had in place natural gas and crude oil collars covering portions of our 2006, 2007 and 2008 production. Our natural gas and oil derivative financial instruments have been designated as cash flow hedges in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and are classified as current and noncurrent assets in our Consolidated Balance Sheets based on scheduled delivery of the underlying production.

At November 3, 2006, the Company had the following swap contracts and cashless collars (purchased put options and written call options) in order to hedge a portion of our 2006, 2007 and 2008 natural gas and oil production. The cashless collars are used to establish floor and ceiling prices on anticipated future natural gas production.

Product	Volume Per Day	Quantity Type	Weighted Average Floor Pricing	Weighted Average Ceiling Pricing	Fixed Price	Index Price (1)	Contract Period
Cashless Collars:
Natural gas	35,000	MMBtu	$4.82	$6.72	n/a	NORRM	1/1/2006 — 12/31/2006
Natural gas	24,000	MMBtu	$7.54	$13.68	n/a	CIGRM	1/1/2006 — 12/31/2006
Natural gas	15,000	MMBtu	$7.50	$12.25	n/a	CIGRM	11/1/2006 — 3/31/2007
Oil	750	Bbls	$42.53	$52.26	n/a	WTI	1/1/2006 — 12/31/2006
Natural gas	64,000	MMBtu	$6.07	$9.61	n/a	CIGRM	1/1/2007 — 12/31/2007
Oil	800	Bbls	$55.00	$79.85	n/a	WTI	1/1/2007 — 12/31/2007
Natural gas	35,000	MMBtu	$6.50	$10.00	n/a	CIGRM	1/1/2008 — 12/31/2008
Oil	500	Bbls	$70.00	$80.15	n/a	WTI	1/1/2008 — 12/31/2008
Swap Contracts:
Natural gas	15,000	MMBtu	n/a	n/a	$6.52	CIGRM	9/1/2006 — 10/31/2006

(1)	NORRM refers to Northwest Pipeline Rocky Mountains price and CIGRM refers to Colorado Interstate Gas Rocky Mountains price as quoted in Platt’s Inside FERC on the first business day of each month. WTI refers to West Texas Intermediate price as quoted on the New York Mercantile Exchange.

By removing or limiting the price volatility from a portion of our natural gas and oil production for 2006, 2007 and 2008, we have mitigated, but not eliminated, the potential effects of changing prices on our operating cash flow for those periods. While mitigating negative effects of falling commodity prices, these derivative contracts also limit the benefits we would receive from increases in commodity prices. It is our policy to enter into derivative contracts only with counterparties that are creditworthy, major financial institutions deemed by management as competent and competitive market makers.

At September 30, 2006, the estimated fair value of contracts designated and qualifying as cash flow hedges under SFAS No. 133 was a net asset of $38.8 million. The Company will reclassify the appropriate amount to gains or losses included in natural gas and oil production operating revenues as the hedged production quantity is produced. Based on current projected market prices, the net amount of existing unrealized after-tax income as of September 30, 2006 to be reclassified from accumulated other comprehensive income to net income in the next twelve months would be $14.0 million. The Company anticipates that all originally forecasted transactions will occur by the end of the originally specified time periods.

Capital Expenditures

Our capital expenditures were $240.4 million and $428.6 million for the nine months ended September 30, 2005 and 2006, respectively. The total for the nine month period of 2005 consists of $18.9 million for acquisitions of properties, $204.9 million for drilling, development, exploration and exploitation (including related gathering and facilities, but excluding exploratory dry holes) of natural gas and oil properties, $14.8 million related to geologic and geophysical costs and exploratory dry holes, which are expensed under successful efforts accounting as exploration expense and impairment, dry hole costs and abandonment expense, and $1.8 million for furniture, fixtures and equipment. The total capital expenditures for the nine month period of 2006 consists of $155.0 million for the acquisition of both proved and unevaluated properties (including $37.2 million of a non-cash deferred tax liability associated with the difference between the tax basis of the properties acquired in the CH4 acquisition and the book basis attributed to the properties under the purchase method of accounting), $253.7 million for drilling, development, exploration and exploitation of natural gas and oil properties, $18.2 million for geologic and geophysical costs, which are expensed under successful efforts accounting as exploration expense and impairment, dry hole costs and abandonment expense, and $1.7 million for furniture, fixtures and equipment.

Unevaluated properties increased to $252.6 million at September 30, 2006 from $168.3 million at December 31, 2005, principally from increases in leasehold, including the CH4 acquisition, and wells in progress from increased drilling activity during the nine months ended September 30, 2006.

Through the first nine months of 2006, we had incurred capital expenditures of $313.3 million, excluding $37.2 million allocated to oil and gas properties due to the deferred tax liability assumed through the CH4 acquisition and excluding $9.3 million related to the fair value of properties received in lieu of cash. Total capital expenditures of $313.3 million is net of proceeds received of $68.8 million related to joint exploration agreements entered into and other property sales, including $31 million related to Powder River properties sold in August 2006. Our full year capital budget is currently set at $350 million plus $80 million for our CH4 acquisition. This budget is net of proceeds received from the sale of interests in oil and gas properties and divestitures. The Company expects its net capital expenditures will be approximately $350 million as it has increased activity in the Piceance and Uinta Basins in the fourth quarter based on improved results. However, the Company will spend $31 million less than the $80 million budgeted for the CH4 acquisition due to the divestiture of a portion of the properties. Of the $430 million capital budget, which does not include the $37 million non-cash deferred tax liability related to the CH4 acquisition, we allocated to spend approximately $80 million related to the acquisition of CH4, up to $275 million for development activities and up to $70 million for exploration activities, net of an estimated $60 million in joint exploration proceeds, with the remaining $5 million allocated to other activities. We are projecting that cash on hand, cash available from operating activities, borrowings under our credit facility, and proceeds from selling down a portion of our interests in certain properties will be sufficient to fund our remaining 2006 capital budget. Certain activities contemplated by our capital budget, as well as additional activities, are subject to our entering into joint exploration agreements with industry partners, which would involve a sale of a portion of our working interests in a number of exploration projects.

The amount and timing of capital expenditures is largely discretionary and within our control. If natural gas and oil prices decline to levels below our acceptable levels or costs increase to levels above our acceptable levels, we could choose to further defer a portion of planned capital expenditures until later periods or eliminate planned activities to achieve the desired balance between sources and uses of liquidity by prioritizing capital projects. We routinely monitor and adjust our capital expenditures in response to changes in prices, drilling and acquisition costs, industry conditions and internally generated cash flow. Matters outside our control that could affect the timing of our capital expenditures include obtaining required permits and approvals in a timely manner and the availability of rigs and crews. Based upon current natural gas and oil price expectations for the remainder of 2006 and 2007 and our hedged production, we anticipate that operating cash flow, proceeds, and available borrowing capacity under our credit facility will exceed our planned capital expenditures and other cash requirements for 2006 and into 2007. However, future cash flows in subsequent years are subject to a number of variables, including the level of natural gas and oil production and prices. We can provide no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain our desired levels of capital expenditures.

Financing Activities

Credit Facility. On March 17, 2006, the Company amended its credit facility, referred to herein as the Amended Credit Facility. The Amended Credit Facility has an increased face value of $400 million, expandable up to $600 million and had an initial borrowing base of $280 million. Based upon 2006 mid-year reserves, the borrowing base was increased to $310 million on October 6, 2006.

Future borrowing bases will be computed based on proved natural gas and oil reserves. The Amended Credit Facility matures on March 17, 2011 and bears interest, based on the borrowing base usage, at the applicable LIBOR plus applicable margins ranging from 1.0% to 1.75%, or an alternate base rate, based upon the greater of the prime rate or the federal funds effective rate plus applicable margins ranging from 0% to 0.25%. The Company pays commitment fees ranging from 0.25% to 0.375% of the unused borrowing base. This facility is secured by our natural gas and oil properties representing at least 80% of the value of the Company’s proved reserves and the pledge of all of the stock of our subsidiaries.

At September 30, 2006, the outstanding balance under our Amended Credit Facility was $185 million.

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

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

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

Commodity Price Risk

Our major market risk exposure is in the pricing applicable to our natural gas and oil production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot market prices applicable to our U.S. natural gas production. Pricing for natural gas and oil production has been volatile and unpredictable for several years, and we expect this volatility to continue in the future. The prices we receive for production depend on many factors outside of our control. For the nine months ended September 30, 2006, our income before income taxes, including hedge settlements, would have changed by $1.9 million for each $0.10 per Mcf change in natural gas prices and $0.3 million for each $1.00 per Bbl change in crude oil prices.

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

As of November 3, 2006, we had hedges in place for approximately 6,808,000 MMbtu, 24,710,000 MMbtu, and 12,810,000 MMbtu of natural gas production for the remaining portion of 2006 and in 2007 and 2008, respectively, and approximately 69 thousand barrels (“MBbls”), 292 MBbls, and 183 MBbls of oil production for the remaining portion of 2006 and in 2007 and 2008, respectively. These hedges are summarized in the table presented above under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Cash Flow from Operating Activities”.

Price Swaps

Through a price swap, we have fixed the price we will receive on a portion of our natural gas production in 2006. The table presented above under Item 2, “ Management’s Discussion and Analysis of Financial Condition and Results of Operations — Cash Flow from Operating Activities,” provides the volumes associated with this arrangement as of November 3, 2006.

In a swap transaction, the counterparty is required to make a payment to us for the difference between the fixed price and the settlement price if the settlement price is below the fixed price. We are required to make a payment to the counterparty for the difference between the fixed price and the settlement price if the fixed price is below the settlement price.

Price Collars

Through price collars, we have fixed the minimum and maximum price we will receive on a portion of our natural gas and oil production in 2006, 2007, and 2008. The price collars also allow us to share in upward price movements up to the ceiling prices referenced in the contracts. The weighted average minimum, or floor, price we will receive for the remaining portion of 2006 is $4.82 per MMBtu for a NORRM price and $7.53, $6.15 and $6.50 per MMBtu for CIGRM price for the remaining portion of 2006 and 2007 and 2008, respectively. The weighted average maximum, or ceiling, price we will receive for the remaining portion of 2006 is $6.72 per MMBtu for a NORRM price and $13.26, $9.75 and $10.00 per MMBtu for a CIGRM price for the remaining portion of 2006 and 2007 and 2008, respectively. The weighted average floor price we will receive for the remaining portion of 2006 and in 2007 and 2008 is $42.53, $55.00 and $70.00 per Bbl for a WTI price, respectively, and a weighted average maximum price of $52.26, $79.85 and $80.15 WTI, respectively. The table presented above under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Cash Flow from Operating Activities,” provides the volumes and floor and ceiling prices associated with these various arrangements as of November 3, 2006.

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

Interest Rate Risks

At September 30, 2006, we had debt outstanding of $185 million, all of which bears interest at floating rates in accordance with our Amended Credit Facility. The average annualized interest rate incurred on this debt for the nine months ended September 30, 2006 was 5.9%, excluding debt commitment fees and amortization of deferred financing costs. A one hundred basis point (1.0%) increase in each of the average LIBOR rate and federal funds rate for the nine months ended September 30, 2006 would have resulted in an estimated $1.5 million increase in interest expense assuming a similar average debt level to the nine months ended September 30, 2006.

Item 4.	Controls and Procedures.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the third fiscal quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company is currently involved in various routine disputes and allegations incidental to its business operations. While it is not possible to determine the ultimate disposition of these matters, the Company believes that the resolution of all such pending or threatened litigation is not likely to have a material adverse effect on the Company’s financial position or results of operations.

Item 1A.	Risk Factors.

As of the date of this filing, except as noted below, there have been no material changes from the risk factors previously disclosed in our “Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2005, referred to as our 2005 Annual Report. An investment in our securities involves various risks. When considering an investment in our company, you should consider carefully all of the risk factors described in our 2005 Annual Report. These risks and uncertainties are not the only ones facing us and there may be additional matters that we are unaware of or that we currently consider immaterial. All of these could adversely affect our business, financial condition, results of operations and cash flows and, thus, the value of an investment in our company.

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

Risks Relating to Oil and Gas Reserves

Reserve Estimates are based on many uncertainties for which estimates are made based upon the best available data, including commodity prices and production profiles, and our properties may not produce as we originally forecast. For example, we reduced our reserve estimates, excluding price effects, by approximately 41 Bcfe at year end 2003, 32 Bcfe at year end 2004, and 25 Bcfe at year end 2005.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table contains information about our acquisitions of equity securities during the year ended December 31, 2005 and the nine months ended September 30, 2006.

Issuer Purchases of Equity Securities

Period	Total Number of Shares (1)	Weighted Average Price Paid Per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
December 1 – 31, 2005	124,024	$41.76	—	—
January 1 – 31, 2006	—	—	—	—
February 1 – 28, 2006	—	—	—	—
March 1 – 31, 2006	230	$31.91	—	—
April 1 – 30, 2006	—	—	—	—
May 1 – 31, 2006	63,181	$30.39	—	—
June 1 – 30, 2006	92,664	$31.94	—	—
July 1 – 31, 2006	—	—	—	—
August 1 – 31, 2006	—	—	—	—
September 1 – 30, 2006	186	$24.63	—	—

Total	280,285	$35.93	—	—

(1)	Represents shares delivered by employees to satisfy the exercise price of stock options and tax withholding obligations in connection the exercise of stock options and shares withheld from employees to satisfy tax withholding obligations in connection with the vesting of equity shares of common stock issued pursuant to the Company’s employee incentive plans.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of the Security Holders.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

Exhibits

Exhibit Number	Description of Exhibits
3.1	Certificate of Incorporation of Bill Barrett Corporation, as amended to date. [Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No 333-114554).]

3.2	Restated Certificate of Incorporation of Bill Barrett Corporation effective December 15, 2004. [Incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed with the Commission on December 20, 2004.]

3.3	Bylaws of Bill Barrett Corporation. [Incorporated by reference to Exhibit 3.5 to the Company’s Current Report on Form 8-K filed with the Commission on December 20, 2004.]

3.4	Certificate of Designations of Series A Preferred Stock. [Incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Company’s Registration Statement on Form 8-A filed with the Commission on December 20, 2004.]

4.1	Specimen Certificate of Common Stock. [Incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Company’s Registration Statement on Form 8-A filed with the Commission on December 20, 2004.]

4.2	Registration Rights Agreement, dated March 28, 2002, among Bill Barrett Corporation and the investors named therein. [Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-114554).]

4.3	Stockholders’ Agreement, dated March 28, 2002 and as amended to date, among Bill Barrett Corporation and the investors named therein. [Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 333-114554).]

4.4	Rights Agreement dated as of December 15, 2004 by and between the Company and Mellon Investor Services LLC. [Incorporated by reference to Exhibit 4.4 to Amendment No. 1 to the Company’s Registration Statement on Form 8-A filed with the Commission on December 20, 2004.]

10.1	Second Amended and Restated Credit Agreement, dated March 17, 2006, among Bill Barrett Corporation and the banks named therein. [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 22, 2006.]

10.1(a)	Amended and Restated Credit Agreement, dated February 4, 2004, among Bill Barrett Corporation and the banks named therein. [Incorporated by reference to Exhibit 10.1(a) to the Company’s Registration Statement on Form S-1 (File No. 333-114554).]

10.1(b)	First Amendment to Amended and Restated Credit Agreement dated as of September 1, 2004 among Bill Barrett Corporation and the banks named therein. [Incorporated by reference to Exhibit 10.1(b) to the Company’s Registration Statement on Form S-1 (File No. 333-114554).]

10.2(a)*	Form of Indemnification Agreement dated April 15, 2004, between Bill Barrett Corporation and each of the directors and certain executive officers. [Incorporated by reference to Exhibit 10.10(a) to the Company’s Registration Statement on Form S-1 (File No. 333-114554).]

10.2(b)*	Schedule of officers and directors party to Indemnification Agreements dated April 15, 2004 with Bill Barrett Corporation. [Incorporated by reference to Exhibit 10.10(b) to the Company’s Registration Statement on Form S-1 (File No. 333-114554).]

10.3*	Amended and Restated 2002 Stock Option Plan. [Incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 333-114554).]

10.4(a)*	Form of Tranche A Stock Option Agreement for 2002 Stock Option Plan. [Incorporated by reference to Exhibit 10.13(a) to the Company’s Registration Statement on Form S-1 (File No. 333-114554).]

10.4(b)*	Form of Tranche B Stock Option Agreement for 2002 Stock Option Plan. [Incorporated by reference to Exhibit 10.13(b)to the Company’s Registration Statement on Form S-1 (File No. 333-114554).]

10.5*	2003 Stock Option Plan. [Incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 333-114554).]

10.6*	Form of Stock Option Agreement for 2003 Stock Option Plan. [Incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (File No. 333-114554).]

10.7	Form of Management Rights Agreement between Bill Barrett Corporation and certain investors. [Incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (File No. 333-114554).]

10.8	Regulatory sideletter, dated March 28, 2002, between J.P. Morgan Partners (BHCA), L.P. and Bill Barrett Corporation. [Incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1 (File No. 333-114554).]

10.9	Purchase and Sale Agreement effective July 1, 2004 among Calpine Corporation and Calpine Natural Gas, L.P. and Bill Barrett Corporation. [Incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1 (File No. 333-114554).]

10.10	Senior Subordinated Credit and Guaranty Agreement dated as of September 1, 2004 among Bill Barrett Corporation, as Borrower, Bill Barrett Properties Inc. and Bill Barrett Production Company, as Guarantors, various lenders, Goldman Sachs Credit Partners L.P., as sole lead arranger and Goldman Sachs Credit Partners L.P., as administrative agent. [Incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (File No. 333-114554).]

10.11*	Form of Change in Control Severance Protection Agreement for named executive officers. [Incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (File No. 333-114554).]

10.12*	2004 Stock Incentive Plan. [Incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1 (File No. 333-114554).]

10.13*	Form of Stock Option Agreement for 2004 Stock Option Plan. [Incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1 (File No. 333-114554).]

10.14*	Severance Plan. [Incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1 (File No. 333-114554).]

10.15	Stock Purchase Agreement dated April 13, 2006 between and among the Company, CH4 Holdings, LP, a Texas limited partnership, and CH4 Corporation, a Delaware corporation. [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 14, 2006.]

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BILL BARRETT CORPORATION

Date: November 6, 2006	By:	/s/ Fredrick J. Barrett
Fredrick J. Barrett
Chairman of the Board of Directors and Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2006	By:	/s/ Thomas B. Tyree, Jr.
Thomas B. Tyree, Jr.
Chief Financial Officer
(Principal Financial Officer)

Date: November 6, 2006	By:	/s/ David R. Macosko
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