Form 10-Q
period 2008-06-30
BILL BARRETT CORP
filed 2008-08-05
CIK 1172139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒   Yes     ☐   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐   Yes     ☒   No

There were 45,061,955 shares of $0.001 par value common stock outstanding on July 25, 2008.

PART I. FINANCIAL INFORMATION

ITEM 1.     Financial Statements.

BILL BARRETT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2008	December 31, 2007
	(in thousands, except share and per share data)
Assets:
Current Assets:
Cash and cash equivalents	$87,008	$60,285
Accounts receivable, net of allowance for doubtful accounts of $328 for June 30, 2008 and $303 for December 31, 2007	81,250	50,380
Prepayments and other current assets	9,904	3,425
Derivative assets	—	17,337
Deferred income taxes	57,852	—

Total current assets	236,014	131,427
Property and Equipment — At cost, successful efforts method for oil and gas properties:
Proved oil and gas properties	1,636,680	1,472,834
Unevaluated oil and gas properties, excluded from amortization	284,931	231,521
Oil and gas properties held for sale, net, excluded from amortization	1,120	2,303
Furniture, equipment and other	17,396	16,113

	1,940,127	1,722,771
Accumulated depreciation, depletion, amortization and impairment	(622,308)	(526,939)

Total property and equipment, net	1,317,819	1,195,832
Deferred Financing Costs and Other Noncurrent Assets	6,374	2,428

Total	$1,560,207	$1,329,687

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts payable and accrued liabilities	$91,479	$84,773
Amounts payable to oil and gas property owners	24,855	22,209
Production taxes payable	35,099	24,819
Derivative liability and other current liabilities	159,084	7,767

Total current liabilities	310,517	139,568
Notes Payable	154,182	274,000
Convertible Senior Notes	172,500	—
Asset Retirement Obligations	37,473	35,003
Liabilities Associated with Assets Held for Sale	—	45
Deferred Income Taxes	115,008	99,149
Derivatives and Other Noncurrent Liabilities	63,137	8,411
Stockholders’ Equity:
Common stock, $0.001 par value; authorized 150,000,000 shares; 45,049,332 and 44,760,955 and shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively, with 579,989 and 564,100 shares subject to restrictions, respectively	44	44
Additional paid-in capital	752,226	742,492
Retained earnings	90,895	26,205
Treasury stock, at cost: zero shares at June 30, 2008 and December 31, 2007	—	—
Accumulated other comprehensive income (loss)	(135,775)	4,770

Total stockholders’ equity	707,390	773,511

Total	$1,560,207	$1,329,687

See notes to unaudited condensed consolidated financial statements.

BILL BARRETT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands, except share and per share amounts)
Operating and Other Revenues:
Oil and gas production	$159,664	$89,096	$308,709	$185,978
Commodity derivative loss	(3,313)	—	(4,843)	—
Other	1,168	11,557	2,855	13,055

Total operating and other revenues	157,519	100,653	306,721	199,033
Operating Expenses:
Lease operating expense	10,542	14,246	19,843	23,086
Gathering and transportation expense	10,244	5,266	19,643	10,392
Production tax expense	13,627	5,139	23,886	10,696
Exploration expense	1,284	1,152	1,925	2,758
Impairment, dry hole costs and abandonment expense	3,603	3,274	5,155	6,872
Depreciation, depletion and amortization	49,160	42,785	100,117	81,858
General and administrative expense	14,351	10,178	28,566	19,346

Total operating expenses	102,811	82,040	199,135	155,008

Operating Income	54,708	18,613	107,586	44,025
Other Income and Expense:
Interest and other income	395	516	867	1,048
Interest expense	(3,935)	(3,079)	(7,561)	(5,954)

Total other income and expense	(3,540)	(2,563)	(6,694)	(4,906)

Income before Income Taxes	51,168	16,050	100,892	39,119
Provision for Income Taxes	17,186	6,192	36,202	15,077

Net Income	$33,982	$9,858	$64,690	$24,042

Net Income Per Common Share, Basic	$0.76	$0.22	$1.46	$0.55

Net Income Per Common Share, Diluted	$0.75	$0.22	$1.43	$0.54

Weighted Average Common Shares Outstanding, Basic	44,425,329	44,008,430	44,352,140	43,970,340
Weighted Average Common Shares Outstanding, Diluted	45,447,264	44,799,337	45,241,615	44,646,186

See notes to unaudited condensed consolidated financial statements.

BILL BARRETT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Comprehensive Income (Loss)
Balance — December 31, 2006	$44	$727,486	$(504)	$—	$29,371	$756,397
Cumulative effect of adoption of Financial Accounting Standards Board Interpretation No. (FIN) 48	—	—	(45)	—	—	(45)
Exercise of options, vesting of restricted stock and shares exchanged for exercise and tax withholding	—	7,602	—	(3,319)	—	4,283
Stock-based compensation	—	10,723	—	—	—	10,723
Retirement of treasury stock	—	(3,319)	—	3,319	—	—
Comprehensive income:
Net income	—	—	26,754	—	—	26,754	$26,754
Effect of derivative financial instruments, net of $14,604 of taxes	—	—	—	—	(24,601)	(24,601)	(24,601)

Total comprehensive income							$2,153

Balance — December 31, 2007	$44	$742,492	$26,205	$—	$4,770	$773,511
Exercise of options, vesting of restricted stock and shares exchanged for exercise and tax withholding	—	3,978	—	(2,887)	—	1,091
Stock-based compensation	—	8,643	—	—	—	8,643
Retirement of treasury stock	—	(2,887)	—	2,887	—	—
Comprehensive income:
Net income	—	—	64,690	—	—	64,690	$64,690
Effect of derivative financial instruments, net of $83,327 of taxes	—	—	—	—	(140,545)	(140,545)	(140,545)

Total comprehensive loss							$(75,855)

Balance — June 30, 2008	$44	$752,226	$90,895	$—	$(135,775)	$707,390

See notes to unaudited condensed consolidated financial statements.

BILL BARRETT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2008	2007
	(in thousands)
Operating Activities:
Net Income	$64,690	$24,042
Adjustments to reconcile to net cash provided by operations:
Depreciation, depletion and amortization	100,117	81,858
Deferred income taxes	35,980	15,077
Impairment, dry hole costs and abandonment expense	5,155	6,872
Unrealized derivative loss	4,843	—
Stock compensation and other non-cash charges	8,887	4,822
Amortization of deferred financing costs	715	233
Gain on sale of properties	(573)	(11,996)
Change in operating assets and liabilities:
Accounts receivable	(30,870)	24,759
Prepayments and other assets	(6,168)	(2,526)
Accounts payable, accrued and other liabilities	3,197	(1,311)
Amounts payable to oil and gas property owners	2,646	1,723
Production taxes payable	10,280	4,480

Net cash provided by operating activities	198,899	148,033
Investing Activities:
Additions to oil and gas properties, including acquisitions	(223,455)	(188,125)
Additions of furniture, equipment and other	(1,466)	(2,114)
Proceeds from sale of properties	1,639	82,844

Net cash used in investing activities	(223,282)	(107,395)
Financing Activities:
Proceeds from debt	219,800	22,000
Principal payments on debt	(167,035)	(78,000)
Proceeds from sale of common stock	3,444	2,252
Deferred financing costs and other	(5,103)	(84)

Net cash provided by (used in) financing activities	51,106	(53,832)

Increase (Decrease) in Cash and Cash Equivalents	26,723	(13,194)
Beginning Cash and Cash Equivalents	60,285	41,322

Ending Cash and Cash Equivalents	$87,008	$28,128

See notes to unaudited condensed consolidated financial statements.

BILL BARRETT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

June 30, 2008

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

2. Summary of Significant Accounting Policies

Basis of Presentation. The accompanying Unaudited Condensed Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, the accompanying Unaudited Condensed Consolidated Financial Statements include all adjustments (consisting of normal and recurring accruals) considered necessary to present fairly our financial position as of June 30, 2008, our results of operations for the three and six months ended June 30, 2008 and 2007 and cash flows for the six months ended June 30, 2008 and 2007. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the full year because of the impact of fluctuations in prices received for natural gas and oil, natural production declines, the uncertainty of exploration and development drilling results and other factors. For a more complete understanding of the Company’s operations, financial position and accounting policies, these Unaudited Condensed Consolidated Financial Statements and the notes thereto should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2007 previously filed with the SEC.

In the course of preparing the Unaudited Condensed Consolidated Financial Statements, management makes various assumptions, judgments and estimates to determine the reported amount of assets, liabilities, revenue and expenses and in the disclosures of commitments and contingencies. Changes in these assumptions, judgments and estimates will occur as a result of the passage of time and the occurrence of future events and, accordingly, actual results could differ from amounts initially established.

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

Oil and Gas Properties. The Company’s oil and gas exploration and production activities are accounted for using the successful efforts method. Under this method, all property acquisition costs and costs of exploratory and development wells are capitalized when incurred, pending determination of whether the well has found proved reserves. If an exploratory well does not find proved reserves, the costs of drilling the well are charged to expense and included within cash flows from investing activities in the Unaudited Condensed Consolidated Statements of Cash Flows pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies. The costs of development wells are capitalized whether productive or nonproductive. Oil and gas lease acquisition costs are also capitalized. Interest cost is capitalized as a component of property cost for significant exploration and development projects that require greater than six months to be readied for their intended use. The weighted average interest rates used to capitalize interest for the three and six months ended June 30, 2008 were 5.1% and 5.3%, respectively, which includes interest on both our 5% Convertible Senior Notes due 2028 (“Convertible Notes”) and our amended credit facility, commitment fees paid on the unused portion of our amended credit facility, amortization of deferred financing and debt issuance costs and the effects of interest rate hedges. The Company capitalized interest costs of $0.5 million and $0.9 million for the three and six months ended June 30, 2008, respectively.

Other exploration costs, including certain geological and geophysical expenses and delay rentals for oil and gas leases, are charged to expense as incurred. The sale of a partial interest in a proved property is accounted for as a cost recovery, and no gain or loss is recognized as long as this treatment does not significantly affect the unit-of-production amortization rate. A gain or loss is recognized for all other sales of proved properties and is classified in other operating revenues. Maintenance and repairs are charged to expense, and renewals and betterments are capitalized to the appropriate property and equipment accounts.

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

The following table sets forth the net capitalized costs and associated accumulated depreciation, depletion and amortization, and impairments relating to the Company’s natural gas and oil producing activities, including net capitalized costs associated with properties held for sale of $1.1 million in unevaluated properties as of June 30, 2008 and $2.3 million ($0.3 million in total proved properties and $2.0 million in total unevaluated properties, net of $2.2 million of accumulated depreciation, depletion, amortization and impairment) as of December 31, 2007. See Note 5 for further information on properties held for sale.

	As of June 30, 2008	As of December 31, 2007
	(in thousands)
Proved properties	$377,031	$369,976
Wells and related equipment and facilities	1,117,524	974,005
Support equipment and facilities	133,160	123,020
Materials and supplies	8,965	6,132

Total proved oil and gas properties	1,636,680	1,473,133
Accumulated depreciation, depletion, amortization and impairment	(615,976)	(521,691)

Total proved oil and gas properties, net	$1,020,704	$951,442

Unevaluated properties	$108,513	$106,996
Wells and facilities in progress	177,538	126,529

Total unevaluated oil and gas properties, excluded from amortization	$286,051	$233,525

Net changes in capitalized exploratory well costs for the six months ended June 30, 2008 are reflected in the following table (in thousands):

Beginning of period	$82,214
Additions to capitalized exploratory well costs pending the determination of proved reserves	134,026
Reclassifications to wells, facilities and equipment based on the determination of proved reserves	(104,011)
Exploratory well costs charged to dry hole costs and abandonment expense (1)	(4,830)

End of period	$107,399

(1)	Excludes expired leasehold abandonment expense of $0.3 million.

The following table provides an aging of capitalized exploratory well costs based on the date the drilling was completed and the number of gross wells for which exploratory well costs have been capitalized for a period greater than one year since the completion of drilling.

June 30, 2008
(in thousands)
Capitalized exploratory well costs that have been capitalized for a period of one year or less	$84,580
Capitalized exploratory well costs that have been capitalized for a period greater than one year	22,819

End of period balance	$107,399

Number of exploratory wells that have costs capitalized for a period greater than one year	121

As of June 30, 2008, exploratory well costs that have been capitalized for a period greater than one year since the completion of drilling are $22.8 million. Nearly all of our exploratory wells that have been capitalized for a period greater than one year are located in the Powder River Basin. In this Basin, the Company drills wells into various coal seams. In order to produce gas from the coal seams, a period of dewatering lasting up to 24 months, or in some cases longer, is required prior to obtaining sufficient gas production to justify capital expenditures for compression and gathering and to classify the reserves as proved.

        In addition to its wells in the Powder River Basin, the Company has three wells that have been capitalized for greater than one year located in the Montana Overthrust area, Paradox and Uinta Basins. The well located in the Uinta Basin requires the Company to evaluate gas processing options. The costs incurred for wells located in the Paradox Basin and Montana Overthrust area are under economic evaluation for possible development. Management believes these projects have found sufficient quantities of hydrocarbons to justify their potential development, and the Company is assessing and conducting appraisal drilling to determine whether economic reserves can be attributed to the respective areas.

The Company reviews its proved oil and gas properties for impairment whenever events and circumstances indicate a decline in the recoverability of their carrying value may have occurred. The Company estimates the expected undiscounted future cash flows of its oil and gas properties and compares such undiscounted future cash flows to the carrying amount of the oil and gas properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, the Company will adjust the carrying amount of the oil and gas properties to fair value. The factors used to determine fair value include, but are not limited to, recent sales prices of comparable properties, estimates of proved reserves, future commodity pricing, future production estimates, anticipated capital expenditures and a discount rate commensurate with the risk associated with realizing the expected cash flows projected.

During the six months ended June 30, 2008, the Company did not recognize any non-cash impairment charges. During the prior year period, the Company recognized a $2.3 million non-cash impairment charge with respect to its Tri-State properties within the DJ Basin, which the Company divested in early 2008.

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

Stock-Based Compensation. The Company accounts for stock-based compensation in accordance with SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), which revised SFAS No. 123, Accounting for Stock-Based Compensation, and superseded Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services, focusing primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R also addresses transactions in which an entity incurs liabilities in exchange for goods and services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.

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

For the year ended December 31, 2007, the performance goals consisted of annual production growth (weighted at 30%), additions to our natural gas and oil reserves (weighted at 30%), finding and development costs (weighted at 30%) and general and administrative expenses (weighted at 10%). The weighting was determined by the Compensation Committee. Each metric is independent so that vesting can occur for one or more metrics even if the goals are not achieved for other metrics. Also for the year ended December 31, 2007, the Compensation Committee required that an initial threshold level for finding and development costs be met before any of the performance shares would vest. In future years of the program, the Compensation Committee may impose initial threshold levels based on this or other metrics. Based upon Company performance in 2007, 30% of the performance shares granted in 2007 vested in February 2008, and the Company recognized the remaining $0.5 million of compensation costs related to these awards.

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

In February 2008, the Compensation Committee approved the performance metrics for vesting of the performance shares based on 2008 performance. For the year ending December 31, 2008, the performance goals consisted of annual production growth (weighted at 30%), additions to our natural gas and oil reserves (weighted at 30%), finding and development costs (weighted at 30%) and lease operating expenses (weighted at 10%). Also for the year ending December 31, 2008, the Compensation Committee requires that an initial threshold level for finding and development costs be met before any of the performance shares will vest. In February 2008, 159,460 performance-based nonvested equity shares of common stock, which represents the remaining unvested performance shares that were granted in 2007, along with 11,200 newly granted performance-based nonvested equity shares of common stock, were subject to the new grant date and the fair value was remeasured at a weighted-average of $42.83 per share. An additional 2,200 performance-based nonvested shares were granted in April 2008 at a weighted average fair value of $52.86 per share. Of those performance-based nonvested equity shares, 123,471 could potentially vest if all performance goals are met at the stretch level. Based upon the number of shares expected to vest through February 2009, the Company recognized $1.5 million and $1.8 million of non-cash stock-based compensation associated with these shares for the three and six months ended June 30, 2008, respectively.

On May 13, 2008, at the Company’s annual meeting of stockholders, the Company’s stockholders approved the 2008 Stock Incentive Plan, which had been previously approved by the Company’s Board of Directors. The 2008 Plan was effective May 31, 2008. The types of awards that may be granted under the 2008 Plan include incentive and non-qualified stock options, stock appreciation rights, restricted stock, performance shares and other stock-based awards. The total number of shares of the Company’s common stock available under the 2008 Plan is 3,000,000, subject to adjustment for future stock splits, stock dividends and similar changes in the Company’s capitalization. The maximum number of shares that may be the subject of awards other than options and stock appreciation rights is 1,000,000, while the maximum number of shares that may be issued pursuant to stock options and stock appreciation rights is 3,000,000. The aggregate number of shares subject to options and/or stock appreciation rights granted during any calendar year to any one participant shall not exceed 500,000. The aggregate number of shares subject to restricted stock and/or restricted stock unit awards granted during any calendar year to any one participant shall not exceed 500,000. No awards have yet been granted under the 2008 Plan.

During the six months ended June 30, 2008, the Company granted 719,900 options to purchase shares of common stock with a weighted average exercise price of $43.35 per share, 197,200 nonvested equity shares of common stock and 13,400 performance-based nonvested equity shares of common stock under the Company’s 2004 Stock Incentive Plan. During the three months ended June 30, 2008, the Company granted 47,300 options to purchase shares of common stock with a weighted average exercise price of $50.27 per share, 5,900 nonvested equity shares of common stock and 2,200 performance-based nonvested equity shares of common stock. We recorded non-cash stock-based compensation related to option, nonvested equity share and performance-based nonvested equity share awards of $8.1 million and $4.4 million for the six months ended June 30, 2008 and 2007, respectively, including $2.3 million and $0.6 million associated with the performance-based nonvested equity shares, respectively. We recorded non-cash stock-based compensation of $4.6 million and $2.5 million for the three months ended June 30, 2008 and 2007, respectively, including $1.5 million and $0.6 million associated with the performance-based nonvested equity shares, respectively. As of June 30, 2008, there were $31.7 million of total compensation costs related to grants of nonvested stock options and nonvested equity shares of common stock grants that are expected to be recognized over a weighted-average period of 2.6 years. This amount includes $2.6 million related to the performance-based nonvested equity shares that is expected to be recognized ratably over the next 7 months based on current expectations for 2008 performance.

The Company’s directors may elect to receive their annual retainer and meeting fees in the form of the Company’s common stock issued pursuant to the Company’s 2004 Stock Incentive Plan. After each quarter, shares with a value equal to the fees payable for that quarter, calculated using the closing price on the last trading day before the end of the quarter, will be delivered to each outside director who elected before that quarter to receive shares for payment of the director fees. For the three and six months ended June 30, 2008, the Company issued 907 and 2,237 shares, respectively, of common stock under the 2004 Stock Incentive Plan for payment of the director’s fees and recognized $0.05 million and $0.1 million, respectively, of non-cash stock-based compensation associated with those shares.

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

In February 2007, the FASB issued SFAS No. 159, Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure many financial instruments and certain other items at fair value. This statement expands the use of fair value measurement and applies to entities that elect the fair value option. The Company adopted this statement as of January 1, 2008; however, the Company did not elect the fair value option for any eligible financial instruments or other items.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. This statement is intended to improve financial reporting about derivative instruments and hedging activities by requiring companies to enhance disclosure about how these instruments and activities affect their financial position, performance and cash flows. SFAS No. 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also improves the transparency of the location and amounts of derivative instruments in a company’s financial statements and how they are accounted for under SFAS No. 133. This statement will be effective for the Company beginning January 1, 2009. The adoption of SFAS No. 161 is not expected to have a material impact on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. This statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for nongovernmental entities. Prior to the issuance of SFAS No. 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards (“SAS”) No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. SFAS No. 162 is effective 60 days following the SEC’s approval of Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The adoption of SFAS No. 162 is not expected to have a material impact on the Company’s financial statements.

In May 2008, the FASB adopted FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (including Partial Cash Settlement). FSP APB 14-1 states that the accounting treatment for certain convertible debt instruments that may be settled in cash, shares of common stock, or any portion thereof at the election of the issuing company be accounted for utilizing a bifurcation model under which the value of the debt instrument would be determined without regard to the conversion feature. The difference between the issuance amount of the debt instrument and the value determined pursuant to FSP APB 14-1 will be recorded as an equity contribution. The resulting debt discount would be amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is evaluating the impact the adoption of FSP APB 14-1 will have on its financial statements.

3. Earnings Per Share

Basic net income per common share is calculated by dividing net income attributable to common stock by the weighted average of common shares outstanding during each period. Diluted net income attributable to common stockholders is calculated by dividing net income attributable to common stockholders by the weighted average of common shares outstanding and other dilutive securities. Potentially dilutive securities for the diluted earnings per share calculations consist of unvested equity shares of common stock, in-the-money outstanding stock options to purchase the Company’s common stock and shares into which the Convertible Notes due 2028 are convertible.

In satisfaction of its obligation upon conversion of the Convertible Notes, the Company may elect to deliver, at its option, cash, shares of its common stock or a combination of cash and shares of its common stock. The Company currently intends to cash settle the Convertible Notes at or near the initial redemption date of March 26, 2012; therefore, the treasury stock method was used to measure the potentially dilutive impact of shares associated with that conversion feature. The Convertible Notes issued March 12, 2008 have not been dilutive since their issuance on March 12, 2008 and therefore do not impact the diluted earnings per share calculation for the three and six months ended June 30, 2008.

The following table sets forth the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income	$33,982	$9,858	$64,690	$24,042

Basic weighted-average common shares outstanding in period	44,425	44,008	44,352	43,970
Add dilutive effects of stock options and nonvested equity shares of common stock	1,022	791	890	676

Diluted weighted-average common shares outstanding in period	45,447	44,799	45,242	44,646

Basic income per common share	$0.76	$0.22	$1.46	$0.55

Diluted income per common share	$0.75	$0.22	$1.43	$0.54

4. Supplemental Disclosures of Cash Flow Information

Supplemental cash flow information is as follows (in thousands):

	For Six Months Ended June 30,
	2008	2007
Cash paid for interest (net of amount capitalized)	$4,646	$5,418
Cash paid for income taxes, net of refunds received	363	152
Supplemental disclosures of non-cash investing and financing activities:
Reduction of deferred tax liability – Powder River Basin properties acquisition purchase price allocation	—	1,635
Current liabilities that are reflected in investing activities	65,490	2,201
Current liabilities that are reflected in financing activities	163	—
Net change in asset retirement obligations	(1,657)	(2,650)
Treasury stock acquired from employee stock option exercises and collection of employee payroll taxes on vesting of restricted stock	2,887	3,187
Retirement of treasury stock	(2,887)	(3,187)

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

Dispositions

In January 2008, the Company completed the sale of substantially all remaining properties in the DJ Basin. The Company received approximately $1.2 million in cash proceeds and recognized a $0.2 million pre-tax gain, which is included in other operating revenues in the Unaudited Condensed Consolidated Statements of Operations for the six months ended June 30, 2008.

6. Long-Term Debt

Revolving Credit Facility

On March 17, 2006, the Company amended its credit facility (the “Amended Credit Facility”). The Amended Credit Facility had commitments of $400.0 million, which were expanded to $545.0 million as of November 6, 2007, and had an initial borrowing base of $280.0 million. Based on year-end 2007 reserves and hedge position, the borrowing base was increased to $510.0 million on

March 12, 2008. The borrowing base was reduced by $43.0 million to $467.0 million after the Company issued the Convertible Notes. Future borrowing bases will be computed based on proved natural gas and oil reserves and hedge position. The Amended Credit Facility matures on March 17, 2011 and bears interest, based on the borrowing base usage, at the applicable London Interbank Offered Rate (“LIBOR”) plus applicable margins ranging from 1.0% to 1.75% or an alternate base rate, based upon the greater of the prime rate or the federal funds effective rate plus applicable margins ranging from 0% to 0.25%. The average annual interest rate incurred on this debt was 3.7% and 6.7% for the three months ended June 30, 2008 and 2007, respectively, and 4.6% and 6.8% for the six months ended June 30, 2008 and 2007, respectively. The Company pays annual commitment fees ranging from 0.25% to 0.375% of the unused borrowing base. The Amended Credit Facility is secured by natural gas and oil properties representing at least 80% of the value of the Company’s proved reserves and the pledge of all of the stock of our subsidiaries.

As of June 30, 2008, borrowings outstanding under the Amended Credit Facility totaled $154.0 million.

5% Convertible Senior Notes Due 2028

On March 12, 2008, the Company issued $172.5 million aggregate principal amount of Convertible Notes. The Convertible Notes mature on March 15, 2028, unless earlier converted, redeemed, or purchased by the Company. The Convertible Notes are senior unsecured obligations and rank equal in right of payment to all of our existing and future senior indebtedness; senior in right of payment to all of our future subordinated indebtedness; and effectively subordinated to all of our secured indebtedness, with respect to the collateral securing such indebtedness. The Convertible Notes will be structurally subordinated to all present and future secured and unsecured debt and other obligations of our subsidiaries that do not guarantee the Convertible Notes. As of June 30, 2008, the Convertible Notes are not guaranteed by any of our subsidiaries.

The conversion price is approximately $66.33 per share of our common stock, equal to the applicable conversion rate of 15.0761 shares of our common stock, subject to adjustment, for each $1,000 face amount of Convertible Note. Upon conversion of the Convertible Notes, holders will receive, at our election, cash, shares of common stock, or a combination of cash and shares of common stock. If the conversion value exceeds $1,000, the Company will also deliver, at its election, cash or shares of common stock or a combination of cash and shares of common stock with respect to the remaining value deliverable upon conversion. Currently, it is the Company’s intention to net cash settle the Convertible Notes. However, the Company has not made a formal legal irrevocable election to net share settle and reserves the right to settle the Convertible Notes in any manner allowed under the indenture for the Convertible Notes as business conditions warrant.

The Convertible Notes bear interest at a rate of 5% per annum, payable semi-annually in arrears on March 15 and September 15 of each year, beginning September 15, 2008.

On or after March 26, 2012, the Company may redeem for cash all or a portion of the Convertible Notes at a redemption price equal to 100% of the principal amount of the Convertible Notes to be redeemed plus accrued and unpaid interest, if any, up to, but excluding, the applicable redemption date.

Holders of the Convertible Notes may require the Company to purchase all or a portion of their Convertible Notes on each of March 20, 2012, March 20, 2015, March 20, 2018 and March 20, 2023 at a purchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased plus accrued and unpaid interest, if any, up to but excluding the applicable purchase date. The Company may pay the purchase price in cash, in shares of common stock, or in any combination of cash and common stock. Based on the market price of the Convertible Notes, the estimated fair value was approximately $208.7 million as of June 30, 2008.

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

A reconciliation of our asset retirement obligations for the six months ended June 30, 2008 is as follows (in thousands):

Beginning of period	$35,849
Liabilities incurred	1,495
Liabilities settled	(1,241)
Accretion expense	1,611
Revisions to estimate	243

End of period	$37,957
Less: current asset retirement obligations	484

Long-term asset retirement obligations	$37,473

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

Effective January 1, 2008, the Company partially adopted SFAS No. 157 pursuant to FSP No. FAS 157-2, which delayed the effective date of SFAS No. 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. Therefore, the Company applied SFAS No. 157 to recurring fair value measurements of its financial derivatives as of January 1, 2008. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements regarding fair value measurement.

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

Level 2 – Pricing inputs are other than quoted prices in active markets included in level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category include non-exchange-traded derivatives such as over-the-counter forwards and options.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and financial liabilities that were accounted for at fair value on a recurring basis as of June 30, 2008. As required by SFAS No. 157, financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of assets and liabilities and their placement within the fair value hierarchy levels.

	Level 1	Level 2	Level 3	Total
	(in thousands)
Liabilities
Commodity Derivatives	$—	$(220,749)	$—	$(220,749)
Interest Rate Derivatives	—	(364)	—	(364)

As required under SFAS No. 157, all fair values reflected in the table above and on the Unaudited Condensed Consolidated Balance Sheets have been adjusted for non-performance risk. For applicable financial assets carried at fair value, the credit standing of the counterparties is analyzed and factored into the fair value measurement of those assets. SFAS No. 157 also states that the fair value measurement of a liability must reflect the nonperformance risk of the Company. The following methods and assumptions were used to estimate the fair values of the assets and liabilities in the table above.

Level 1 Fair Value Measurements

As of June 30, 2008, the Company did not have assets or liabilities measured under a level 1 fair value hierarchy.

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

Level 3 Fair Value Measurements

As of June 30, 2008, and for the six months ended June 30, 2008, the Company did not have assets or liabilities measured under a level 3 fair value hierarchy.

Oil and Gas Commodity Hedges

The Company periodically uses financial derivative instruments, as part of its price risk management program, to achieve a more predictable, economic cash flow from its natural gas and oil production by reducing its exposure to price fluctuations. The Company has entered into financial commodity swap and collar contracts to fix the floor and ceiling prices received for a portion of our natural gas and oil production. The Company does not enter into derivative instruments for speculative or trading purposes. The Company’s natural gas and oil derivative financial instruments are accounted for in accordance with SFAS No. 133. As of June 30, 2008, the Company had hedges in place for anticipated production through 2011 for a total of 649,675 Bbls of crude oil and 151,005,000 MMBtu of natural gas.

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

All derivative instruments, other than those that meet the normal purchase and sales exceptions as mentioned above, are recorded at fair market value in accordance with SFAS No. 157 and included in the Unaudited Condensed Consolidated Balance Sheets as assets or liabilities. For derivative instruments designated as cash flow hedges, changes in fair value, to the extent the hedge is effective, are recognized in other comprehensive income until the forecasted transaction occurs. Realized gains and losses on cash flow hedges are transferred from comprehensive income and recognized in earnings and included within oil and gas production revenues in the Unaudited Condensed Consolidated Statements of Operations as the associated production occurs. Unrealized gains and losses from the change in the fair value and realized gains and losses of derivative instruments that do not qualify as cash flow hedges, as well as the ineffective portion of hedge derivatives are reported in commodity derivative loss in the Unaudited Condensed Consolidated Statements of Operations.

If it becomes probable that the forecasted transaction to which the hedging instrument had been designated is no longer probable of occurring within the specified time period, the hedging instrument loses hedge accounting treatment. All current mark-to-market gains and losses are recorded in earnings and all accumulated gains or losses recorded in other comprehensive income related to the hedging instrument are also reclassified to earnings. Due to our limited ability to sell our natural gas out of the Rocky Mountain region to the Mid-continent region at index prices, a portion of our Mid-continent gas derivatives no longer qualified for hedge accounting under SFAS No. 133. The Company, therefore, discontinued hedge accounting prospectively for these hedges. We recognized $2.3 million in unrealized net loss within commodity derivative loss in the Unaudited Condensed Consolidated Statements of Operations for the three months ended June 30, 2008 attributable to hedges that no longer qualify for hedge accounting. While such derivative contracts no longer qualify for hedge accounting as of June 30, 2008, the Company believes that these contracts remain a valuable component of our commodity price risk management program.

At June 30, 2008, the estimated fair value of all of our commodity derivative instruments was a liability of $220.7 million comprised of current and noncurrent liabilities. The Company will reclassify the appropriate cash flow hedge amounts from other comprehensive income to gains or losses included in natural gas and oil production operating revenues as the hedged production quantity is produced. Based on current projected market prices as of June 30, 2008, the amount to be reclassified from other comprehensive income to net income in the next 12 months would be an after-tax reduction of approximately $97.5 million. Any actual increase or decrease in revenues will depend upon market conditions over the period during which the forecasted transactions occur. The Company anticipates that all originally forecasted transactions related to our derivatives that continue to be accounted for as cash flow hedges will occur by the end of the originally specified time periods.

The Company utilizes hedging instruments that are designed to mitigate the Company’s exposure to volatile oil and gas prices and are deemed to be effective under SFAS No. 133. The hedge instruments are at highly liquid trading locations but may contain slight differences compared to the delivery location of the forecasted sale, which may result in ineffectiveness in accordance with SFAS No. 133. Ineffectiveness related to our derivative instruments was $1.0 million and $2.5 million for the three and six months ended June 30, 2008, respectively, which was reported in commodity derivative loss on the Unaudited Condensed Consolidated Statements of Operations. Although derivatives may not achieve 100% effectiveness for accounting purposes, the Company believes our derivative instruments continue to be highly effective in achieving our risk management objectives. Ineffectiveness for the prior year period was de minimis.

The Company was a party to various swap and collar contracts for natural gas based on the Colorado Interstate Gas Rocky Mountains (“CIGRM”) and Panhandle Eastern Pipe Line Co. (“PEPL”) indices that settled during the three and six months ended June 30, 2008 and based on the CIGRM index that settled during the three and six months ended June 30, 2007. As a result, the Company recognized a reduction of natural gas production revenues related to these contracts of $21.8 million and an increase of $21.0 million in the three months ended June 30, 2008 and 2007, respectively, and a reduction of $21.4 million and an increase of $28.3 million in the six months ended June 30, 2008 and 2007, respectively. The Company also was a party to various swap and collar contracts for oil based on a West Texas Intermediate (“WTI”) index, recognizing a reduction of $4.6 million and an increase of $0.1 million to oil production revenues related to these contracts in the three months ended June 30, 2008 and 2007, respectively, and a reduction of $6.7 million and an increase of $0.3 million in the six months ended June 30, 2008 and 2007, respectively.

The table below summarizes the realized and unrealized gains and losses the Company recognized related to its oil and natural gas derivative instruments for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Realized gains (losses) on derivatives designated as cash flow hedges (1)	$(26,424)	$21,117	$(28,156)	$28,563

Ineffectiveness recognized on derivatives designated as cash flow hedges (2)	$(1,036)	$—	$(2,566)	$—
Unrealized losses on derivatives not designated as cash flow hedges (2)	(2,277)	—	(2,277)	—

Total unrealized losses recorded	$(3,313)	$—	$(4,843)	$—

(1)	Included in “Oil and gas production” revenues in the Unaudited Condensed Consolidated Statements of Operations.

(2)	Included in “Commodity derivative loss” in the Unaudited Condensed Consolidated Statements of Operations.

Interest Rate Derivative Contracts

In December 2006, the Company entered into two interest rate derivative contracts to manage the Company’s exposure to changes in interest rates. The first contract was a floating-to-fixed interest rate swap for a notional amount of $10.0 million and the second was a floating-to-fixed interest rate collar for a notional amount of $10.0 million, both to terminate on December 12, 2009. The Company’s interest rate derivative instruments have been designated as cash flow hedges in accordance with SFAS No. 133. Changes in fair value of the interest rate swaps or collars are reported in other comprehensive income, to the extent the hedge is effective, until the forecasted transaction occurs, at which time they are recorded as adjustments to interest expense. Ineffectiveness related to the Company’s interest rate derivative instruments was de minimis for both the three and six months ended June 30, 2008 and 2007.

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

During the three and six months ended June 30, 2008, net settlement payments, which were included in interest expense, were $0.09 million and $0.1 million, respectively. The Company anticipates that all originally forecasted transactions will occur by the end of the originally specified time periods, As of June 30, 2008, based on current projected interest rates, the amount to be reclassified from other comprehensive income to earnings in the next 12 months would be a reduction of approximately $0.2 million. At June 30, 2008, the estimated fair value of the interest rate derivatives was a liability of $0.4 million.

9. Income Taxes

The Company adopted the provisions of FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. The adoption did not result in a material adjustment to our tax liability for unrecognized income tax benefits. During the first half of 2008, there was no change to our FIN No. 48 liability.

The Company’s policy is to classify accrued penalties and interest related to unrecognized tax benefits in the Company’s income tax provision. As of June 30, 2008, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the three and six months ended June 30, 2008.

At June 30, 2008, the Company’s Unaudited Condensed Consolidated Balance Sheets reflected a net deferred tax liability of $57.2 million, of which $80.5 million pertains to a net deferred tax asset for derivative instruments reflected in other comprehensive income. The income tax provision for the second quarter 2008 reflects an adjustment of $2.1 million as a result of applying a lower tax rate to deferred tax assets and liabilities expected to be realized or settled on or after January 1, 2009. This lower tax rate is due to changes in our Colorado state apportionment calculation as the result of a tax law change enacted during the second quarter 2008.

Income tax expense for the three and six months ended June 30, 2008 and 2007 differs from the amounts that would be provided by applying the U.S. federal income tax rate to income before income taxes, principally due to state income taxes, stock-based compensation not deductible for income tax purposes and other permanent differences.

10. Stockholders’ Equity

The Company’s authorized capital structure consists of 75,000,000 shares of $0.001 per share par value preferred stock and 150,000,000 shares of $0.001 per share par value common stock. In October 2004, 150,000 shares of $0.001 per share par value preferred stock were designated as Series A Junior Participating Preferred Stock, none of which are outstanding. At June 30, 2008, the Series A Junior Participating Preferred Stock was the Company’s only designated preferred stock, and the remainder of the authorized preferred stock is undesignated. There are no issued and outstanding shares of Preferred Stock.

Holders of all classes of stock are entitled to vote on matters submitted to stockholders, except that, when issued, each share of Series A Junior Participating Preferred Stock will entitle the holder thereof to 1,000 votes on all matters submitted to a vote of the Company’s stockholders.

        The Series A Junior Participating Preferred Stock will be issued pursuant to the Company’s shareholder rights plan if a stockholder acquires shares in excess of the thresholds set forth in the plan. The Series A Junior Participating Preferred Stock ranks junior to all series of preferred stock with respect to dividends and specified liquidation events. Dividends on this series are cumulative and do not bear interest; however, no dividend payment, or payment-in-kind, may be made to holders of common stock without declaring a dividend on this series equal to 1,000 times the aggregate per share amount declared on common stock. Upon the occurrence of specified liquidation events, the holders of this series will be entitled to receive an aggregate amount per share equal to 1,000 times the aggregate amount to be distributed per share to holders of shares of common stock plus an amount equal to any accrued and unpaid dividends. Upon consolidation, merger, or combination in which shares of common stock are exchanged for or changed into other securities or other assets, each share of this series will be similarly exchanged into an amount per share equal to 1,000 times that into which each share of common stock is exchanged. The number of shares of Series A Junior Participating Preferred Stock will be proportionately changed in the event the Company declares or pays a common stock dividend or effects a stock split of common stock.

The Company may occasionally acquire treasury stock, which is recorded at cost, in connection with the vesting and exercise of stock-based awards or for other reasons. As of June 30, 2008, all treasury stock held by the Company was retired.

11. Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) and related tax effects for the six months ended June 30, 2008 were as follows:

	Gross	Tax Effect	Net of Tax
	(in thousands)
Accumulated other comprehensive income—December 31, 2007	$7,602	$(2,832)	$4,770
Unrealized change in fair value of hedges	(193,299)	71,947	(121,352)
Reclassification adjustment for realized losses on hedges included in net income	(28,296)	10,533	(17,763)
Reclassification adjustment for discontinued cash flow hedges included in net income	(2,277)	847	(1,430)

Accumulated other comprehensive loss—June 30, 2008	$(216,270)	$80,495	$(135,775)

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

Overview

Bill Barrett Corporation (the “Company”, “we” or “us”) was formed in January 2002 and is incorporated in the State of Delaware. We explore for and develop natural gas and oil in the Rocky Mountain region of the United States. We began active natural gas and oil operations in March 2002 upon the acquisition of properties in the Wind River Basin of Wyoming. Also in 2002, we completed two additional acquisitions of properties in the Uinta (Utah), Wind River (Wyoming), Powder River (Wyoming) and Williston (North Dakota, South Dakota and Montana) Basins. In early 2003, we completed an acquisition of largely undeveloped coalbed methane properties located in the Powder River Basin. In September 2004, we acquired properties in and around the Gibson Gulch field in the Piceance Basin of Colorado. In December 2004, we completed our Initial Public Offering of 14,950,000 shares of our common stock at a price to the public of $25.00 per share. We received net proceeds of $347.3 million after deducting underwriting fees and other offering costs. We completed an acquisition in May 2006 in which we acquired additional coalbed methane properties located in the Powder River Basin. In June 2007, we completed the sale of our Williston Basin properties.

Results of Operations

The financial information for the six and three months ended June 30, 2008 and 2007 that is discussed below is unaudited. In the opinion of management, such information contains all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for such periods. The results of operations for interim periods are not necessarily indicative of the results of operations for the full fiscal year.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

	Six Months Ended June 30,		Increase (Decrease)
	2008	2007	Amount	Percent
	($ in thousands, except per unit data)
Operating Results:
Operating Revenues
Oil and gas production	$308,709	$185,978	$122,731	66%
Commodity derivative loss	(4,843)	—	(4,843)	nm *
Other	2,855	13,055	(10,200)	(78)%
Operating Expenses
Lease operating expense	19,843	23,086	(3,243)	(14)%
Gathering and transportation expense	19,643	10,392	9,251	89%
Production tax expense	23,886	10,696	13,190	123%
Exploration expense	1,925	2,758	(833)	(30)%
Impairment, dry hole costs and abandonment expense	5,155	6,872	(1,717)	(25)%
Depreciation, depletion and amortization expense	100,117	81,858	18,259	22%
General and administrative expense (1)	20,420	14,865	5,555	37%
Non-cash stock-based compensation (1)	8,146	4,481	3,665	82%

Total operating expenses	$199,135	$155,008	$44,127	28%
Production Data:
Natural gas (MMcf)	35,606	26,955	8,651	32%
Oil (MBbls)	301	378	(77)	(20)%
Combined volumes (MMcfe)	37,412	29,223	8,189	28%
Daily combined volumes (MMcfe/d)	206	161	45	28%
Average Prices (2):
Natural gas (per Mcf)	$8.03	$6.12	$1.91	31%
Oil (per Bbl)	75.14	55.33	19.81	36%
Combined (per Mcfe)	8.25	6.36	1.89	30%
Average Costs (per Mcfe):
Lease operating expense	$0.53	$0.79	$(0.26)	(33)%
Gathering and transportation expense	0.53	0.36	0.17	47%
Production tax expense	0.64	0.37	0.27	73%
Depreciation, depletion and amortization (3)	2.68	2.92	(0.24)	(8)%
General and administrative (4)	0.55	0.51	0.04	8%

*	Not meaningful.

(1)	Non-cash stock-based compensation is presented herein as a separate line item but is combined with general and administrative expense in the Unaudited Condensed Consolidated Statements of Operations for a total of $28.6 million and $19.3 million for the six months ended June 30, 2008 and 2007, respectively. This separate presentation is a non-GAAP measure. Management believes the separate presentation of the non-cash component of general and administrative expense is useful because the cash portion provides a better understanding of our required cash for general and administrative expenses. We also believe that this disclosure allows for a more accurate comparison to our peers, which may have higher or lower costs associated with stock-based grants.

(2)

Average prices shown in the table are net of the effects of our realized hedging transactions. As a result of our realized hedging transactions, natural gas production revenues were reduced by $21.4 million for the six months ended June 30, 2008 and increased by $28.3 million for the six months ended June 30, 2007. Oil production revenues were reduced by $6.7 million for the six months ended June 30, 2008 and increased by $0.3 million for the six months ended June 30, 2007. Before the effect of hedging contracts, the average price we received for natural gas for the six months ended June 30, 2008 was $8.64 per Mcf compared to $5.08 per Mcf for the six months ended June 30, 2007. The average price we received for oil for the six months ended June 30, 2008 was $97.46 per Bbl compared to $54.53 per Bbl for the six months ended June 30, 2007.

(3)	The calculated depreciation, depletion and amortization (“DD&A”) per Mcfe based on the DD&A expense and MMcfe production data presented in the table for the six months ended June 30, 2007 was $2.80. The DD&A rate per Mcfe for the six months ended June 30, 2007 of $2.92, as presented in the table above, excludes production of 1,211 MMcfe associated with our properties that were classified as held for sale in the Williston and DJ Basins, as these were not depleted.

(4)	Excludes non-cash stock-based compensation as described in footnote (1) above. Average costs per Mcfe for general and administrative expense, including non-cash stock-based compensation, as presented in the Unaudited Condensed Consolidated Statements of Operations, were $0.76 and $0.66 for the six months ended June 30, 2008 and 2007, respectively.

Production Revenues. Production revenues increased from $186.0 million for the six months ended June 30, 2007 to $308.7 million for the six months ended June 30, 2008, primarily due to a 28% increase in production and a 30% increase in natural gas and oil prices after the effect of realized hedges on a per Mcfe basis. The net increase in production added approximately $67.6 million of production revenues, and the increase in prices on a per Mcfe basis increased production revenues by approximately $55.1 million. Additional information concerning production is in the following table:

	Six Months Ended June 30, 2008			Six Months Ended June 30, 2007			% Increase (Decrease)
	Oil	Natural Gas	Total	Oil	Natural Gas	Total	Oil	Natural Gas	Total
	(MBbls)	(MMcf)	(MMcfe)	(MBbls)	(MMcf)	(MMcfe)	(MBbls)	(MMcf)	(MMcfe)
Piceance Basin	200	14,077	15,277	139	8,052	8,886	44%	75%	72%
Uinta Basin	74	13,754	14,198	22	12,098	12,230	236%	14%	16%
Powder River Basin	—	3,485	3,485	—	2,821	2,821	—	24%	24%
Wind River Basin	14	4,273	4,357	18	3,887	3,995	(22)%	10%	9%
Williston Basin (1)	—	—	—	187	78	1,200	(100)%	(100)%	(100)%
Other	13	17	95	12	19	91	8%	(11)%	4%

Total	301	35,606	37,412	378	26,955	29,223	(20)%	32%	28%

(1)	The sale of the Williston Basin properties was completed on June 22, 2007.

Total production volumes for the six months ended June 30, 2008 of 37.4 Bcfe increased from 29.2 Bcfe for the six months ended June 30, 2007, with increases in production from the Piceance, Uinta, Powder River and Wind River Basins. The increase in production was partially offset by the sale of Williston Basin properties in June 2007. The production increase in the Piceance Basin was the result of our continued development activities, with initial sales on 98 new gross wells from July 1, 2007 to June 30, 2008. The production increase in the Uinta Basin reflects our continued exploration and development activities in the West Tavaputs, Black Tail Ridge and Lake Canyon fields. As a result, we had initial sales on 37 new gross wells from July 1, 2007 to June 30, 2008 in the Uinta Basin. The production increase in the Powder River Basin was the result of our continued development activities, with initial sales on 85 new gross wells from July 1, 2007 to June 30, 2008. The production increase in the Wind River Basin was due to the recompletion of an existing well to a third zone in the Frontier formation in May 2008.

Hedging Activities. During the six months ended June 30, 2008, approximately 73% of our natural gas volumes and 68% of our oil volumes were hedged, which resulted in a reduction in gas revenues of $21.4 million and a reduction in oil revenues of $6.7 million. During the six months ended June 30, 2007, we hedged approximately 62% of our natural gas volumes and 38% of our oil volumes, which resulted in an increase in gas revenues of $28.3 million and an increase in oil revenues of $0.3 million.

Commodity Derivative Loss. During the six months ended June 30, 2008, we determined that the forecasted transactions, to which certain Mid-continent natural gas hedges had been designated, were no longer probable of occurring within the specified time periods. We therefore discontinued hedge accounting prospectively for these hedges. We recognized $2.3 million in unrealized loss within commodity derivative loss attributable to hedges that no longer qualify for hedge accounting. We also recognized $2.5 million of ineffectiveness on our cash flow hedges. During the six months ended June 30, 2007, we did not recognize any commodity derivative losses and any ineffectiveness was de minimis.

Other Operating Revenues. Other operating revenues decreased from $13.1 million for the six months ended June 30, 2007 to $2.9 million for the six months ended June 30, 2008. Other operating revenues for the six months ended June 30, 2008 primarily consisted of gains realized from the sale of properties of $0.6 million, gathering fees of $0.6 million and the sale of seismic data of $1.0 million. Other operating revenues for the six months ended June 30, 2007 primarily consisted of a gain realized on the sale of the Williston Basin properties of $11.0 million and gains realized on joint exploration agreements entered into in the Paradox Basin.

Lease Operating Expense. The decrease in lease operating expense from $0.79 per Mcfe for the six months ended June 30, 2007 compared to $0.53 per Mcfe for the six months ended June 30, 2008 was primarily the result of decreased expenses in the Piceance, Powder River, and Wind River Basins, offset by an increase in the Uinta Basin. The following table displays the lease operating expense by basin:

	Six Months Ended June 30, 2008		Six Months Ended June 30, 2007		%Increase/(Decrease)
	($ in thousands)	($ per Mcfe)	($ in thousands)	($ per Mcfe)	($ per Mcfe)
Piceance Basin	$4,792	$0.31	$5,696	$0.64	(52)%
Uinta Basin	7,625	0.54	5,333	0.44	23%
Powder River Basin	3,950	1.13	4,811	1.71	(34)%
Wind River Basin	3,213	0.74	4,153	1.04	(29)%
Williston Basin (1)	—	—	2,674	2.23	(100)%
Other	263	2.77	419	4.60	(40)%

Total	$19,843	0.53	$23,086	0.79	(33)%

(1)	The sale of the Williston Basin properties was completed on June 22, 2007.

Lease operating expense decreased in the Piceance Basin from $0.64 per Mcfe for the six months ended June 30, 2007 to $0.31 per Mcfe for the six months ended June 30, 2008 primarily due to the implementation of a new water disposal pipeline system, which substantially reduced water hauling expenses. The increase in the Uinta Basin from $0.44 per Mcfe for the six months ended June 30, 2007 to $0.54 per Mcfe for the six months ended June 30, 2008 was the result of overhauls on two compressors at the Company’s Dry Canyon Compressor Station and increased water disposal costs due to water production from 37 new gross wells that were placed on production from July 1, 2007 to June 30, 2008, along with our early development program in the Lake Canyon and Black Tail Ridge fields. Lease operating expense decreased in the Powder River Basin from $1.71 per Mcfe for the six months ended June 30, 2007 to $1.13 per Mcfe for the six months ended June 30, 2008 primarily as a result of lower well servicing and lease maintenance costs. Lease operating expense decreased in the Wind River Basin from $1.04 per Mcfe for the six months ended June 30, 2007 to $0.74 per Mcfe for the six months ended June 30, 2008 as a result of lower well servicing and workover costs, along with an increase in production.

Gathering and Transportation Expense. Gathering and transportation expense increased from $0.36 per Mcfe for the six months ended June 30, 2007 to $0.53 per Mcfe for the six months ended June 30, 2008 primarily due to additional transportation and processing contracts entered into throughout 2007, along with increased fuel costs. The following table displays the gathering and transportation expense by basin:

	Six Months Ended June 30, 2008		Six Months Ended June 30, 2007		%Increase/(Decrease)
	($ in thousands)	($ per Mcfe)	($ in thousands)	($ per Mcfe)	($ per Mcfe)
Piceance Basin	$8,311	$0.54	$3,824	$0.43	26%
Uinta Basin	7,149	0.50	2,874	0.23	117%
Powder River Basin	4,080	1.17	3,580	1.27	(8)%
Wind River Basin	88	0.02	101	0.03	(33)%
Other	15	0.16	13	0.01	nm*

Total	$19,643	0.53	$10,392	0.36	47%

*	Not meaningful.

We have entered into long-term firm transportation contracts on a portion of our production to guarantee capacity on major pipelines to reduce the risk and impact related to possible production curtailments that may arise due to limited pipeline capacity. The majority of our long-term firm transportation agreements are for gas production from the Piceance, Uinta and Powder River Basins where we expect to spend a significant portion of our capital expenditure program in future years. In addition, we have entered into long-term firm processing contracts on a portion of our production in the Uinta and Piceance Basins to mitigate possible production curtailments that may arise due to limited processing capacity. Included in the above gathering and transportation expense is $0.12 and $0.08 per Mcfe of transportation expense for the six months ended June 30, 2008 and 2007, respectively, along with $0.05 per Mcfe of processing expense from long-term contracts for both the six months ended June 30, 2008 and 2007.

The increase in firm transportation expense from $0.08 per Mcfe for the six months ended June 30, 2007 to $0.12 per Mcfe for the six months ended June 30, 2008 was the result of additional long-term contracts with Rockies Express Pipeline and Questar Pipeline to deliver 25,000 gross MMBtu/d to each pipeline. Our transportation commitment with Rockies Express Pipeline, effective January 2008, provides us access to sell its natural gas to Mid-continent markets. Our commitment with Questar Pipeline, effective November 2007, provides us the flexibility to access and sell its natural gas to various Rocky Mountain markets.

Production Tax Expense. Total production taxes increased from $10.7 million for the six months ended June 30, 2007 to $23.9 million for the six months ended June 30, 2008. The increase in production tax expense was primarily related to the increase in natural gas and oil revenues from $186.0 million for the six months ended June 30, 2007 to $308.7 million for the six months ended June 30, 2008. In addition, production taxes as a percentage of natural gas and oil sales before hedging adjustments were 6.8% for the six months ended June 30, 2007 and 7.1% for the six months ended June 30, 2008. Production taxes are primarily based on the wellhead values of production and the tax rates that vary across the different areas in which we operate. As the proportion of our production changes from area to area, our production tax rate will vary depending on the quantities produced from each area and the production tax rates in effect.

Exploration Expense. Exploration expense decreased from $2.8 million for the six months ended June 30, 2007 to $1.9 million for the six months ended June 30, 2008. Exploration expense for the six months ended June 30, 2008 consisted of $1.3 million for seismic programs, principally in the Montana Overthrust, Uinta and Paradox Basins, and $0.6 million for delay rentals and other exploration costs across all Basins. The expense for the six months ended June 30, 2007 consisted of $2.2 million for seismic programs, principally in the Montana Overthrust, Uinta, Paradox and Big Horn Basins and $0.6 million for delay rentals and other exploration costs.

Impairment, Dry Hole Costs and Abandonment Expense. Our impairment, dry hole costs and abandonment expense decreased from $6.9 million during the six months ended June 30, 2007 to $5.2 million during the six months ended June 30, 2008. For the six months ended June 30, 2008, abandonment expense was $0.4 million, dry hole costs included $3.4 million for a well drilled in the Uinta Basin, and $1.4 million related to additional costs on wells that were deemed to be uneconomic in prior years. The $3.4 million for dry hole costs were associated with the Peters Point 7-1-13-16 Ultra Deep well, which was completed June 2008, which was tested and determined to be non-commercial in the Pennsylvanian Weber sandstone and Mississippi Leadville zones. Therefore, a proportionate share of the well cost was expensed. For the six months ended June 30, 2007, impairment expense was $2.3 million for properties we divested in early 2008, abandonment expense was $1.0 million and dry hole costs were $3.6 million.

We evaluate the impairment of our oil and gas properties on a field-by-field basis whenever events or changes in circumstances indicate an asset’s carrying amount may not be recoverable. If the carrying amount exceeds the property’s estimated fair value, we will adjust the carrying amount of the property to fair value through a charge to impairment expense. For the six months ended June 30, 2008, we did not incur any impairment charges. In the six months ended June 30, 2007, we recognized a $2.3 million non-cash impairment charge with respect to our Tri-State properties within the DJ Basin.

We account for oil and gas exploration and production activities using the successful efforts method under which we capitalize exploratory well costs until a determination is made as to whether or not the wells have found proved reserves. If proved reserves are not assigned to an exploratory well, the costs of drilling the well are charged to expense. Otherwise, the costs remain capitalized and are depleted as production occurs. The following table shows the costs of exploratory wells for which drilling was completed and which are included in unevaluated oil and gas properties as of June 30, 2008 pending determination of whether the wells will be assigned proved reserves. The following table does not include $5.6 million related to exploratory wells in progress for which drilling had not been completed at June 30, 2008:

	Time Elapsed Since Drilling Completed
	0-3 Months	4-6 Months	7-12 Months	> 12 Months	Total
	(in thousands)
Wells for which drilling has been completed	$30,294	$19,269	$29,410	$22,819	$101,792

The majority of the $22.8 million of exploratory well costs that have been capitalized for a period greater than one year are located in the Powder River Basin. In this basin, we drill wells into various coal seams. In order to produce gas from the coal seams, a period of dewatering lasting from a few to 24 months, or in some cases longer, is required prior to obtaining sufficient gas production to justify capital expenditures for compression and gathering and to classify the reserves as proved.

In addition to our wells in the Powder River Basin, we have three wells that have been capitalized for greater than one year located in the Montana Overthrust Area, Paradox and Uinta Basins. The well located in the Uinta Basin requires us to evaluate gas processing options. The costs incurred for wells located in the Paradox Basin and Montana Overthrust area are under economic evaluation for possible development. Management believes these projects have found sufficient quantities of hydrocarbons to justify their potential development, and we are assessing and conducting appraisal drilling to determine whether economic reserves can be attributed to the respective areas.

Depreciation, Depletion and Amortization. DD&A was $100.1 million for the six months ended June 30, 2008 compared to $81.9 million for the six months ended June 30, 2007. The increase of $18.2 million was a result of increased production for the six months ended June 30, 2008 compared to the six months ended June 30, 2007, which was partially offset by a decrease in the depletion rate. The increase in production accounted for $27.4 million of additional DD&A expense, which was offset by $9.2 million related to an overall decrease in the DD&A rate.

During the six months ended June 30, 2008, the weighted average depletion rate was $2.68 per Mcfe. For the six months ended June 30, 2007, the weighted average depletion rate was $2.92 per Mcfe. The DD&A rate for the six months ended June 30, 2007 excluded production of 1,211 MMcfe associated with our properties held for sale in the Williston and DJ Basins. Under successful efforts accounting, depletion expense is separately computed for each producing area based on geologic and reservoir delineation. The capital expenditures for proved properties for each area compared to the proved reserves corresponding to each producing area determine a weighted average depletion rate for current production. Future depletion rates will be adjusted to reflect future capital expenditures and proved reserve changes in specific areas.

General and Administrative Expense. General and administrative expense, excluding non-cash stock-based compensation, increased from $14.9 million in the six months ended June 30, 2007 to $20.4 million in the six months ended June 30, 2008. On a per Mcfe basis, general and administrative expense, excluding non-cash stock based compensation, also increased from $0.51 per Mcfe for the six months ended June 30, 2007 to $0.55 per Mcfe for the six months ended June 30, 2008. This increase was primarily due to increased costs related to our employees’ compensation and benefit plans and additional personnel required for our capital program and production levels. As of June 30, 2008, we had 158 full time employees in our corporate office compared to 147 as of June 30, 2007. In addition, due to a change in the terms of our proposed debt offering from a high-yield debt offering to a convertible debt offering, we expensed $0.4 million of costs related to the initially planned high-yield debt offering that would not have been incurred with the convertible debt offering. We also incurred expenses of $0.8 million in connection with our efforts in the Colorado Oil and Gas Conservation Commission (“COGCC”) rulemaking process.

Non-cash charges for stock-based compensation were $8.1 million for the six months ended June 30, 2008 compared to $4.5 million for the six months ended June 30, 2007. Non-cash stock-based compensation is related to vesting of our stock option plans and nonvested shares of common stock issued to employees. The increase in charges for non-cash stock-based compensation was primarily due to the additional equity awards, including nonvested performance awards, which were granted during 2007 and during the six months ended June 30, 2008.

Interest Expense. Interest expense increased to $7.6 million in the six months ended June 30, 2008 from $6.0 million in the prior year period. The increase was due to higher average outstanding debt balances in order to fund exploration and development activities. Our weighted average outstanding debt balance, including our Amended Credit Facility and Convertible Notes issued in March 2008, was $297.8 million for the six months ended June 30, 2008 compared to $193.4 million in the prior year period.

Interest cost is capitalized as a component of property cost for significant exploration and development projects that require greater than six months to be readied for their intended use. The weighted average interest rates used to capitalize interest for the six months ended June 30, 2008 and 2007 were 5.3% and 7.1%, respectively, which included interest on both our Convertible Notes and our Amended Credit Facility, commitment fees paid on the unused portion of our Amended Credit Facility, amortization of deferred financing and debt issuance costs and the effects of interest rate hedges. We capitalized interest costs of $0.9 million for each of the six months ended June 30, 2008 and 2007, respectively.

Income Tax Expense. Our effective tax rates were 35.9% and 38.5% in the six months ended June 30, 2008 and 2007, respectively. The lower rate in the current year period compared to the same period in the prior year reflects an adjustment of $2.1 million due to changes in our Colorado state apportionment calculation as the result of a tax law change enacted during the second quarter 2008. Our effective tax rate for the six months ended June 30, 2008 would have been 38.0% excluding this adjustment.

Our effective tax rate differs from the statutory rates primarily because we recorded stock-based compensation expense under SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), that is not deductible for income tax purposes. Due to the tax deductions being created by our drilling activities, we expect that we will incur cash income tax liabilities relating only to the alternative minimum tax (“AMT”) in the next year. At December 31, 2007, the Company had approximately $61.7 million of federal tax net operating loss carryforwards (“NOLs”), which expire through 2023. We also have a federal AMT credit carryforward of $0.7 million, which has no expiration date. It is more likely than not that we will use these NOLs to offset and reduce current tax liabilities, including AMT, in future years.

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

	Three Months Ended June 30,		Increase (Decrease)
	2008	2007	Amount	Percent
	($ in thousands, except per unit data)
Operating Results:
Operating Revenues
Oil and gas production	$159,664	$89,096	$70,568	79%
Commodity derivative loss	(3,313)	—	(3,313)	nm *
Other	1,168	11,557	(10,389)	(90)%
Operating Expenses
Lease operating expense	10,542	14,246	(3,704)	(26)%
Gathering and transportation expense	10,244	5,266	4,978	95%
Production tax expense	13,627	5,139	8,488	165%
Exploration expense	1,284	1,152	132	11%
Impairment, dry hole costs and abandonment expense	3,603	3,274	329	10%
Depreciation, depletion and amortization expense	49,160	42,785	6,375	15%
General and administrative expense (1)	9,788	7,587	2,201	29%
Non-cash stock-based compensation (1)	4,563	2,591	1,972	76%

Total operating expenses	$102,811	$82,040	$20,771	25%
Production Data:
Natural gas (MMcf)	18,274	13,924	4,350	31%
Oil (MBbls)	157	188	(31)	(16)%
Combined volumes (MMcfe)	19,216	15,052	4,164	28%
Daily combined volumes (MMcfe/d)	211	165	46	28%
Average Prices (2):
Natural gas (per Mcf)	$8.05	$5.60	$2.45	44%
Oil (per Bbl)	80.03	58.99	21.04	36%
Combined (per Mcfe)	8.31	5.92	2.39	40%
Average Costs (per Mcfe):
Lease operating expense	$0.55	$0.95	$(0.40)	(42)%
Gathering and transportation expense	0.53	0.35	0.18	51%
Production tax expense	0.71	0.34	0.37	109%
Depreciation, depletion and amortization (3)	2.56	2.95	(0.39)	(13)%
General and administrative (4)	0.51	0.50	0.01	2%

*	Not meaningful.

(1)	Non-cash stock-based compensation is presented herein as a separate line item but is combined with general and administrative expense for a total of $14.4 million and $10.2 million for the three months ended June 30, 2008 and 2007, respectively, in the Unaudited Condensed Consolidated Statements of Operations. This separate presentation is a non-GAAP measure. Management believes the separate presentation of the non-cash component of general and administrative expense is useful because the cash portion provides a better understanding of our required cash for general and administrative expenses. We also believe that this disclosure allows for a more accurate comparison to our peers, which may have higher or lower costs associated with stock-based grants.

(2)	Average prices shown in the table are net of the effects of our realized hedging transactions. As a result of our realized hedging transactions, natural gas production revenues were reduced by $21.8 million for the three months ended June 30, 2008 and increased by $21.0 million for the three months ended June 30, 2007. Oil production revenues were reduced by $4.6 million for the three months ended June 30, 2008 and increased by $0.1 million for the three months ended June 30, 2007. Before the effect of hedging contracts, the average price we received for natural gas for the three months ended June 30, 2008 was $9.24 per Mcf compared to $4.09 per Mcf for the three months ended June 30, 2007. The average price we received for oil for the three months ended June 30, 2008 was $109.70 per Bbl compared to $58.51 per Bbl for the three months ended June 30, 2007.

(3)	The calculated DD&A per Mcfe based on the DD&A expense and MMcfe production data presented in the table for the three months ended June 30, 2007 was $2.84. The DD&A rate per Mcfe for the three months ended June 30, 2007 of $2.95, as presented in the table above, excludes production of 558 MMcfe associated with our properties that were classified as held for sale in the Williston and DJ Basins, as these were not depleted.

(4)	Excludes non-cash stock-based compensation as described in footnote (1) above. Average costs per Mcfe for general and administrative expense, including non-cash stock-based compensation, as presented in the Unaudited Condensed Consolidated Statements of Operations, were $0.75 and $0.68 for the three months ended June 30, 2008 and 2007, respectively.

Production Revenues. Production revenues increased from $89.1 million for the three months ended June 30, 2007 to $159.7 million for the three months ended June 30, 2008, primarily due to a 28% increase in production along with a 40% increase in natural gas and oil prices after the effect of realized hedges on a per Mcfe basis. The net increase in production added approximately $34.6 million of production revenues, and the increase in prices on a per Mcfe basis increased production revenues by approximately $36.0 million. Additional information concerning production is in the following table:

	Three Months Ended June 30, 2008			Three Months Ended June 30, 2007			% Increase (Decrease)
	Oil	Natural Gas	Total	Oil	Natural Gas	Total	Oil	Natural Gas	Total
	(MBbls)	(MMcf)	(MMcfe)	(MBbls)	(MMcf)	(MMcfe)	(MBbls)	(MMcf)	(MMcfe)
Piceance Basin	100	7,153	7,753	75	4,207	4,657	33%	70%	66%
Uinta Basin	42	6,666	6,918	13	6,357	6,435	223%	5%	8%
Powder River Basin	—	1,931	1,931	—	1,388	1,388	—	39%	39%
Wind River Basin	9	2,516	2,570	10	1,914	1,974	(10)%	31%	30%
Williston Basin (1)	—	—	—	84	44	548	(100)%	(100)%	(100)%
Other	6	8	44	6	14	50	(0)%	(43)%	(12)%

Total	157	18,274	19,216	188	13,924	15,052	(16)%	31%	28%

(1)	The sale of the Williston Basin properties was completed on June 22, 2007.

Total production volumes for the three months ended June 30, 2008 of 19.2 Bcfe increased from the three months ended June 30, 2007, with increases in production from the Piceance, Uinta, Powder River and Wind River Basins. The increase in production was partially offset by a reduction due to the sale of Williston Basin properties in June 2007. The production increase in the Piceance Basin was the result of our continued development activities, with initial sales on 98 new gross wells from July 1, 2007 to June 30, 2008. The production increase in the Uinta Basin reflects our continued exploration and development activities in the West Tavaputs, Black Tail Ridge and Lake Canyon fields. As a result, we had initial sales on 37 new gross wells from July 1, 2007 to June 30, 2008 in the Uinta Basin. The production increase in the Powder River Basin was the result of our continued development activities, with initial sales on 85 new gross wells from July 1, 2007 to June 30, 2008. The production increase in the Wind River Basin was due to the recompletion of an existing well to a third zone in the Frontier formation in May 2008.

Hedging Activities. During the three months ended June 30, 2008, approximately 71% of our natural gas volumes and 66% of our oil volumes were hedged, which resulted in a reduction in gas revenues of $21.8 million and a reduction in oil revenues of $4.6 million. During the three months ended June 30, 2007, we hedged approximately 71% of our natural gas volumes and 39% of our oil volumes, which resulted in an increase in gas revenues of $21.0 million and an increase in oil revenues of $0.1 million.

Commodity Derivative Loss. During the three months ended June 30, 2008, we determined that the forecasted transactions, to which certain Mid-continent natural gas hedges had been designated, were no longer probable of occurring within the specified time periods. We therefore discontinued hedge accounting prospectively for these hedges. We recognized $2.3 million in unrealized loss within commodity derivative loss attributable to hedges that no longer qualify for hedge accounting. We also recognized $1.0 million of ineffectiveness related to cash flow hedges. During the three months ended June 30, 2007, we did not recognize any commodity derivative losses and any ineffectiveness was de minimis.

Other Operating Revenues. Other operating revenues decreased from $11.6 million for the three months ended June 30, 2007 to $1.2 million for the three months ended June 30, 2008. The large decrease was due to a one time gain of $11.0 million realized on the sale of the Williston Basin properties in the three months ended June 30, 2007.

Lease Operating Expense. The decrease in lease operating expense from $0.95 per Mcfe for the three months ended June 30, 2007 compared to $0.55 per Mcfe for the three months ended June 30, 2008 was primarily the result of decreased expenses in the Piceance, Powder River and Wind River Basins, offset by an increase in the Uinta Basin. The following table displays the lease operating expense by basin:

	Three Months Ended June 30, 2008		Three Months Ended June 30, 2007		%Increase/(Decrease)
	($ in thousands)	($ per Mcfe)	($ in thousands)	($ per Mcfe)	($ per Mcfe)
Piceance Basin	$2,568	$0.33	$4,073	$0.87	(62)%
Uinta Basin	3,831	0.55	3,257	0.51	8%
Powder River Basin	2,380	1.23	2,767	1.99	(38)%
Wind River Basin	1,650	0.64	2,189	1.11	(42)%
Williston Basin (1)	—	—	1,752	3.20	(100)%
Other	113	2.61	208	4.16	(37)%

Total	$10,542	0.55	$14,246	0.95	(42)%

(1)	The sale of the Williston Basin properties was completed on June 22, 2007.

Lease operating expense decreased in the Piceance Basin from $0.87 per Mcfe for the three months ended June 30, 2007 to $0.33 per Mcfe for the three months ended June 30, 2008 primarily due to the implementation of a new water disposal pipeline system, which substantially reduced water hauling expense. The increase in the Uinta Basin from $0.51 per Mcfe for the three months ended June 30, 2007 to $0.55 per Mcfe for the three months ended June 30, 2008 was the result of an overhaul on a compressor at our Dry Canyon Compressor Station and increased water disposal costs due to water production from 37 new gross wells that were placed on production between July 1, 2007 and June 30, 2008, along with our early development program in the Lake Canyon and Black Tail Ridge fields. Lease operating expense decreased in the Powder River Basin from $1.99 per Mcfe for the three months ended June 30, 2007 to $1.23 per Mcfe for the three months ended June 30, 2008 primarily as a result of lower well servicing and lease maintenance costs. Lease operating expense decreased in the Wind River Basin from $1.11 per Mcfe for the three months ended June 30, 2007 to $0.64 per Mcfe for the three months ended June 30, 2008 as a result of lower well servicing and workover costs, along with an increase in production.

Gathering and Transportation Expense. Gathering and transportation expense increased from $0.35 per Mcfe for the three months ended June 30, 2007 to $0.53 per Mcfe for the three months ended June 30, 2008 primarily due to additional transportation and processing contracts entered into throughout 2007, along with increased fuel costs. The following table displays the gathering and transportation expense by basin:

	Three months Ended June 30, 2008		Three months Ended June 30, 2007		%Increase/(Decrease)
	($ in thousands)	($ per Mcfe)	($ in thousands)	($ per Mcfe)	($ per Mcfe)
Piceance Basin	$3,670	$0.47	$1,600	$0.34	38%
Uinta Basin	4,182	0.60	1,721	0.27	122%
Powder River Basin	2,341	1.21	1,892	1.36	(11)%
Wind River Basin	41	0.02	46	0.02	0%
Other	10	0.23	7	0.01	nm*

Total	$10,244	0.53	$5,266	0.35	51%

*	Not meaningful.

We have entered into long-term firm transportation contracts on a portion of our production to guarantee capacity on major pipelines to reduce the risk and impact related to production curtailments that may arise due to limited pipeline capacity. The majority of our long-term firm transportation agreements are for gas production from the Piceance, Uinta and Powder River Basins where we expect to spend a significant portion of our capital expenditure program in future years. In addition, we have entered into long-term firm processing contracts on a portion of our production in the Uinta and Piceance Basins to mitigate possible production curtailments that may arise due to limited processing capacity. Included in the above gathering and transportation expense is $0.12 and $0.09 per Mcfe of transportation expense for the three months ended June 30, 2008 and 2007, respectively, along with $0.05 and $0.06 per Mcfe of processing expense from long-term contracts for the three months ended June 30, 2008 and 2007.

The increase in firm transportation expense from $0.09 per Mcfe for the three months ended June 30, 2007 to $0.12 per Mcfe for the three months ended June 30, 2008 was the result of additional long-term contracts with Rockies Express Pipeline and Questar Pipeline to deliver 25,000 gross MMBtu/d to each pipeline. Our transportation commitment with Rockies Express Pipeline, effective January 2008, gave us access to sell its natural gas to Mid-continent markets. Our commitment with Questar Pipeline, effective November 2007, provides us the flexibility to access and sell its natural gas to various Rocky Mountain markets.

Production Tax Expense. Total production taxes increased from $5.1 million for the three months ended June 30, 2007 to $13.6 million for the three months ended June 30, 2008. The increase in production tax expense was primarily related to the increase in natural gas and oil revenues from $89.1 million for the three months ended June 30, 2007 to $159.7 million for the three months ended June 30, 2008. Production taxes are primarily based on the wellhead values of production and the tax rates that vary across the different areas in which we operate. As the proportion of our production changes from area to area, our production tax rate will vary depending on the quantities produced from each area and the production tax rates in effect.

Exploration Expense. Exploration expense increased slightly from $1.2 million for the three months ended June 30, 2007 to $1.3 million for the three months ended June 30, 2008. Exploration expense for the three months ended June 30, 2008 consisted of $0.9 million for seismic programs, principally in the Montana Overthrust, Uinta and Paradox Basins, and $0.4 million for delay rentals and other costs across all basins. The expense for the three months ended June 30, 2007 consisted of $0.7 million for seismic programs, principally in the Montana Overthrust, Uinta, Paradox and Big Horn Basins and $0.5 million for delay rentals and other exploration costs.

Impairment, Dry Hole Costs and Abandonment Expense. Our impairment, dry hole costs and abandonment expense increased from $3.3 million during the three months ended June 30, 2007 to $3.6 million during the three months ended June 30, 2008. For the three months ended June 30, 2008, abandonment expense was $0.2 million and dry hole costs were $3.4 million for a well drilled in the Uinta Basin. The $3.4 million for dry hole costs were associated with the Peters Point 7-1-13-16 Ultra Deep well, which was completed in June 2008 and was determined to be non-commercial in the Pennsylvanian Weber sandstone and Mississippi Leadville zones; thus, a proportionate share of the well cost was expensed. For the three months ended June 30, 2007, impairment expense was $2.3 million, abandonment expense was $0.5 million and dry hole costs were $0.5 million.

We evaluate the impairment of our oil and gas properties on a field-by-field basis whenever events or changes in circumstances indicate an asset’s carrying amount may not be recoverable. If the carrying amount exceeds the properties’ estimated fair value, we will adjust the carrying amount of the properties to fair value through a charge to impairment expense. For the three months ended June 30, 2008, we did not incur any impairment charges, and for the three months ended June 30, 2007, we recognized a $2.3 million non-cash impairment charge with respect to our Tri-State properties within the DJ Basin, which we divested in early 2008.

Depreciation, Depletion and Amortization. DD&A was $49.2 million for the three months ended June 30, 2008 compared to $42.8 million for the three months ended June 30, 2007. The increase of $6.4 million was a result of increased production for the three months ended June 30, 2008 compared to the three months ended June 30, 2007, which was partially offset by a decrease in the depletion rate. The increase in production accounted for $13.9 million of additional DD&A expense, which was offset by $7.5 million related to an overall decrease in the DD&A rate.

During the three months ended June 30, 2008, the weighted average depletion rate was $2.56 per Mcfe. For the three months ended June 30, 2007, the weighted average depletion rate was $2.95 per Mcfe. The DD&A rate for the three months ended June 30, 2007 excluded production of 558 MMcfe associated with our properties held for sale in the Williston and DJ Basins. Under successful efforts accounting, depletion expense is separately computed for each producing area based on geologic and reservoir delineation. The capital expenditures for proved properties for each area compared to the proved reserves corresponding to each producing area determine a weighted average depletion rate for current production. Future depletion rates will be adjusted to reflect future capital expenditures and proved reserve changes in specific areas.

General and Administrative Expense. General and administrative expense, excluding non-cash stock-based compensation, increased from $7.6 million in the three months ended June 30, 2007 to $9.8 million in the three months ended June 30, 2008. This increase was primarily due to increased costs related to our employees’ compensation and benefit plans and additional personnel required for our capital program and production levels. As of June 30, 2008, we had 158 full time employees in our corporate office compared to 147 as of June 30, 2007. In addition, we incurred expenses of $0.8 million in connection with our efforts in the COGCC rulemaking process. On a per Mcfe basis, general and administrative expense, excluding non-cash stock based compensation, increased slightly from $0.50 per Mcfe for the three months ended June 30, 2007 to $0.51 per Mcfe for the three months ended June 30, 2008.

Non-cash charges for stock-based compensation were $4.6 million for the three months ended June 30, 2008 compared to $2.6 million for the three months ended June 30, 2007. Non-cash stock-based compensation for the three months ended June 30, 2008 and 2007 is related to vesting of our stock option plans and nonvested shares of common stock issued to employees. The increase in charges for non-cash stock-based compensation was primarily due to the additional equity awards, including nonvested performance awards, which were granted during 2007 and during the six months ended June 30, 2008.

Interest Expense. Interest expense increased to $3.9 million in the three months ended June 30, 2008 from $3.1 million in the prior year period. The increase in the three months ended June 30, 2008 was due to higher average outstanding debt balances in order to fund exploration and development activities. Our weighted average outstanding debt balance, including our Amended Credit Facility and Convertible Notes issued in March 2008, was $317.8 million for the three months ended June 30, 2008 compared to $197.4 million in the prior year period.

Interest cost is capitalized as a component of property cost for significant exploration and development projects that require greater than six months to be readied for their intended use. The weighted average interest rates used to capitalize interest for the three months ended June 30, 2008 and 2007 were 5.1% and 7.2%, respectively, which included interest on both our Convertible Notes and our Amended Credit Facility, commitment fees paid on the unused portion of our Amended Credit Facility, amortization of deferred financing and debt issuance costs and the effects of interest rate hedges. We capitalized interest costs of $0.5 million for each of the three months ended June 30, 2008 and 2007.

Income Tax Expense. Our effective tax rates were 33.6% and 38.6% in the three months ended June 30, 2008 and 2007, respectively. The lower rate in the current year period compared to the same period in the prior year reflects an adjustment of $2.1 million due to changes in our Colorado state apportionment calculation as the result of a tax law change enacted during the second quarter 2008. Our effective tax rate for the three months ended June 30, 2008 would have been 37.8% excluding this adjustment.

Our effective tax rate differs from the statutory rates primarily because we recorded stock-based compensation expense under SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), that is not deductible for income tax purposes. Due to the tax deductions being created by our drilling activities, we expect that we will incur cash income tax liabilities relating only to the AMT in the next year. At December 31, 2007, the Company had approximately $61.7 million of federal tax NOLs, which expire through 2023. The Company also has a federal AMT credit carryforward of $0.7 million, which has no expiration date. It is more likely than not that we will use these NOLs to offset and reduce current tax liabilities, including AMT, in future years.

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

At June 30, 2008, our balance sheet reflected a cash and cash equivalents balance of $87.0 million with a balance of $154.0 million outstanding under our Amended Credit Facility. The borrowing base under our Amended Credit Facility was increased on March 12, 2008 to $510.0 million based on our year-end 2007 reserves and was subsequently reduced to $467.0 million after we issued $172.5 million of Convertible Notes.

Cash Flow from Operating Activities

Net cash provided by operating activities was $198.9 million and $148.0 million for the six months ended June 30, 2008 and 2007, respectively. The increase in net cash provided by operating activities was primarily due to an increase in oil and gas revenues and increased non-cash expenses, as discussed above in “—Results of Operations.” Changes in current assets and liabilities resulted in a decrease in cash flow from operations of $20.9 million and an increase of $27.1 million for the six months ended June 30, 2008 and 2007, respectively.

Commodity Price Risk

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

To mitigate some of the potential negative impact on cash flow caused by changes in natural gas and oil prices, we have entered into financial commodity swap and collar contracts to receive fixed prices for a portion of our natural gas and oil production. We typically hedge a fixed price for natural gas at our sales points (New York Mercantile Exchange “NYMEX” less basis) to mitigate the risk of differentials to the NYMEX Henry Hub Index. At June 30, 2008, we had in place natural gas and crude oil financial collars and swaps covering portions of our 2008, 2009, 2010 and 2011 production. Our natural gas and oil derivative financial instruments are accounted for in accordance with SFAS No. 133.

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

All derivative instruments, other than those that meet the normal purchase and sales exceptions as mentioned above, are recorded at fair market value in accordance with SFAS No. 157 and are included in the Unaudited Condensed Consolidated Balance Sheets as assets or liabilities. For derivative instruments designated as cash flow hedges, changes in fair value, to the extent the hedge is effective, are recognized in other comprehensive income until the forecasted transaction occurs. Realized gains and losses on cash flow hedges are transferred from comprehensive income and recognized in earnings and included within oil and gas production revenues in the Unaudited Condensed Consolidated Statements of Operations as the associated production occurs. Unrealized gains and losses from the change in the fair value and realized gains and losses of derivative instruments that do not qualify as cash flow hedges, as well as the ineffective portion of cash flow hedge derivatives are reported in commodity derivative loss in the Unaudited Condensed Consolidated Statements of Operations.

At June 30, 2008, the estimated fair value of our commodity derivative instruments was a liability of $220.7 million comprised of current and noncurrent liabilities. We will reclassify the appropriate cash flow hedge amounts to gains or losses included in natural gas and oil production operating revenues as the hedged production quantities are produced. Based on current projected market prices, the net amount of existing unrealized after-tax income as of June 30, 2008 to be reclassified from other comprehensive income to earnings in the next 12 months would be a reduction of approximately $97.5 million. Any actual increase or decrease in revenues will depend upon market conditions over the period during which the forecasted transactions occur. We anticipate that all originally forecasted transactions related to our derivatives that continue to be accounted for as cash flow hedges will occur by the end of the originally specified time periods.

We utilize hedging instruments that are designed to mitigate our exposure to volatile oil and gas prices and are deemed to be effective under SFAS No. 133. The hedge instruments are at highly liquid trading locations but may contain slight differences compared to the delivery location of the forecasted sale, which may result in ineffectiveness. Ineffectiveness related to our cash flow derivative instruments for the three and six months ended June 30, 2008 was $1.0 million and $2.5 million, respectively, which was reported in the Unaudited Condensed Consolidated Statements of Operations. Ineffectiveness for the prior year period was de minimis.

The table below summarizes the realized and unrealized gains and losses the Company incurred related to its oil and natural gas derivative instruments for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Realized gains (losses) on derivatives designated as cash flow hedges (1)	$(26,424)	$21,117	$(28,156)	$28,563

Ineffectiveness recognized on derivatives designated as cash flow hedges (2)	$(1,036)	$—	$(2,566)	$—
Unrealized losses on derivatives not designated as cash flow hedges (2)	(2,277)	—	(2,277)	—

Total unrealized losses recorded	$(3,313)	$—	$(4,843)	$—

(1)	Included in “Oil and gas production” revenues in the Unaudited Condensed Consolidated Statements of Operations.

(2)	Included in “Commodity derivative loss” in the Unaudited Condensed Consolidated Statements of Operations.

We have in place the following swap contracts and cashless collars (purchased put options and written call options) as of June 30, 2008 in order to hedge a portion of our natural gas and oil production for the remaining two quarters of 2008 and years 2009, 2010 and 2011. The cashless collars are used to establish floor and ceiling prices on anticipated future natural gas and oil production.

Contract	Total Hedged Volumes	Quantity Type	Weighted Average Floor Pricing	Weighted Average Ceiling Pricing	Weighted Average Fixed Price	Index Price (1)	Fair Market Value, Asset (Liability)
							(in thousands)
Cashless Collars:
2008
Natural gas	7,050,000	MMBtu	$6.67	$10.19	N/A	CIGRM	$(3,286)
Natural gas	1,220,000	MMBtu	$7.50	$12.02	N/A	NWPL	$149
Oil	115,000	Bbls	$73.60	$94.16	N/A	WTI	$(5,742)
2009
Natural gas	6,375,000	MMBtu	$7.00	$9.94	N/A	CIGRM	$(4,459)
Natural gas	5,160,000	MMBtu	$6.52	$11.29	N/A	NWPL	$(2,392)
Oil	200,750	Bbls	$86.82	$143.51	N/A	WTI	$(3,923)
2010
Natural gas	6,080,000	MMBtu	$6.00	$10.41	N/A	NWPL	$(528)
Natural gas	2,140,000	MMBtu	$7.00	$11.00	N/A	TCO	$(2,615)
Oil	91,250	Bbls	$88.00	$153.60	N/A	WTI	$(1,425)
Swap Contracts:
2008
Natural gas	17,785,000	MMBtu	N/A	N/A	$6.87	CIGRM	$(42,112)
Natural gas	4,234,000	MMBtu	N/A	N/A	$6.85	PEPL	$(18,741)
Oil	105,800	Bbls	N/A	N/A	$73.84	WTI	$(6,990)
2009
Natural gas	47,120,000	MMBtu	N/A	N/A	$7.18	CIGRM	$(71,826)
Natural gas	5,425,000	MMBtu	N/A	N/A	$7.91	PEPL	$(15,371)
Oil	136,875	Bbls	N/A	N/A	$74.41	WTI	$(8,509)
2010
Natural gas	31,960,000	MMBtu	N/A	N/A	$6.95	CIGRM	$(14,843)
Natural gas	2,736,000	MMBtu	N/A	N/A	$7.63	PEPL	$(6,529)
Natural gas	2,140,000	MMBtu	N/A	N/A	$6.50	NWPL	$(499)
Natural gas	2,140,000	MMBtu	N/A	N/A	$9.43	DA	$(3,046)
2011
Natural gas	7,300,000	MMBtu	N/A	N/A	$7.64	CIGRM	$(7,079)
Natural gas	2,140,000	MMBtu	N/A	N/A	$7.75	NWPL	$(983)

(1)	CIGRM refers to Colorado Interstate Gas Rocky Mountains, TCO refers to Columbia Gas Transmission Corporation for Appalachia, NWPL refers to Northwest Pipeline Corporation, DA refers to Dominion Transmission Inc. for Appalachia and PEPL refers to Panhandle Eastern Pipe Line Company price as quoted in Platt’s Inside FERC on the first business day of each month. WTI refers to West Texas Intermediate price as quoted on the NYMEX.

The following table includes all hedges entered into subsequent to June 30, 2008 through July 25, 2008:

Contract	Total Hedged Volumes	Quantity Type	Weighted Average Floor Pricing	Weighted Average Ceiling Pricing	Weighted Average Fixed Price	Index Price
Cashless Collars:
2010
Oil	18,250	Bbls	$100.00	$210.00	N/A	WTI
Swap Contracts:
2010
Natural gas	535,000	MMBtu	N/A	N/A	$6.95	CIGRM

By removing the price volatility from a portion of our natural gas and oil production for 2008, 2009, 2010 and 2011, we have mitigated, but not eliminated, the potential effects of changing prices on our operating cash flow for those periods. While mitigating negative effects of falling commodity prices, these derivative contracts also limit the benefits we would receive from increases in commodity prices. It is our policy to enter into derivative contracts only with counterparties that are creditworthy financial institutions deemed by management as competent and competitive market makers.

Regulatory

Our future cash flows also can be affected by changes in regulations and the ability to obtain drilling permits. Our properties located in Colorado are subject to the authority of the COGCC. The COGCC has the authority to regulate oil and gas activities to protect public health, safety and welfare, including the environment and wildlife. In 2007, the Colorado legislature approved legislation changing the composition of the COGCC to reduce industry representation and to add the heads of the Colorado Department of Natural Resources and the Colorado Department of Public Health and Environment (“CDPHE”) plus other stakeholders. In addition, the legislation required the COGCC to promulgate rules, (1) in consultation with CDPHE, to provide CDPHE an opportunity to provide comments on public health issues during the COGCC’s decision-making process and (2) in consultation with the Colorado Division of Wildlife, to establish standards for minimizing adverse impacts to wildlife resources affected by oil and gas operations and to ensure the proper reclamation of wildlife habitat during and following such operations. The COGCC has published a draft proposal to implement these provisions and initiated formal rule-making in the first quarter of 2008. Final rules are expected to be effective during the fourth quarter of 2008. While this regulatory development has not adversely affected our operations to date, if these revised rules are implemented as drafted, they would cause additional costs, delay and uncertainty in our operations in Colorado and may be emulated in other jurisdictions in which we operate. While the COGCC has not yet enacted final rules, the rules as currently drafted provide that drilling and completion operations in our Piceance Basin project would be prohibited during the period from January 1 through March 31 of each year beginning in 2010 if we are unable to negotiate wildlife mitigation plans with the Colorado Division of Wildlife. The actual period of curtailment would be longer because of the time necessary to move drilling equipment out of the area in order to finish completion operations before the restricted period begins. If we were not able to avoid these timing limitations, our Piceance Basin drilling and production growth would be reduced. In addition, the costs of these and the other proposed rules could add substantial increases in incremental well costs in our Colorado operations. The proposed rules also would impact the ability and time necessary to obtain drilling permits, which creates substantial uncertainty about our ability to obtain sufficient permits in a timely fashion in order to meet future drilling plans and thus production and capital expenditure targets. It is also possible that similar rules will be proposed in the other states in which we operate, further impacting our operations.

Capital Expenditures

Our capital expenditures are summarized in the following tables:

	Six Months Ended June 30, (in millions)
	2008	2007
Basin/Area
Uinta	$77.2	$78.3
Piceance	104.2	73.1
Powder River	16.5	16.1
Wind River	15.0	5.0
Other	14.1	20.8

Total	$227.0	$193.3

	Six Months Ended June 30, (in millions)
	2008	2007
Acquisitions of proved and unevaluated properties and other real estate	$9.6	$15.6
Drilling, development, exploration and exploitation of natural gas and oil properties	209.0	168.3
Geologic and geophysical costs and exploratory dry holes and abandonment costs	7.1	7.3
Furniture, fixtures and equipment	1.3	2.1

Total	$227.0	$193.3

Included in the above table, total unevaluated properties increased $52.6 million to $286.1 million at June 30, 2008, including $1.1 million related to unevaluated properties in the Hingeline Prospect that are currently classified as held for sale at June 30, 2008, from $233.5 million at December 31, 2007, including $2.0 million related to unevaluated properties in the DJ Basin and Hingeline Prospect that were classified as held for sale. The increase was principally from an increase in wells in progress resulting from increased development and exploratory drilling activity during the six months ended June 30, 2008.

Excluding material acquisitions, our current capital budget for 2008 is $625-$650 million, of which we plan to spend approximately $500-$525 million in our development areas for drilling and facilities, and up to $125 million on delineation and exploration drilling, leasehold acquisitions, geologic and geophysical costs, equipment and other costs. While we may reallocate capital among our areas of activity, our approved budget provides that we plan to spend $255-$265 million in the Piceance Basin,

$250-$265 million in the Uinta Basin, $40-$45 million in the Powder River Basin, $30-$35 million in the Wind River Basin and up to $60 million in other areas. Based upon our current natural gas and oil price expectations and our hedge position for 2008, we anticipate that our operating cash flow and available borrowing capacity under our Amended Credit Facility will be sufficient to fund our capital expenditures at current levels for at least the next 12 months. Future cash flows are subject to a number of variables, including our level of natural gas and oil production, commodity prices and operating costs. There can be no assurance that operations and other capital resources will provide sufficient amounts to maintain planned levels of capital expenditures.

The amount, timing and allocation of capital expenditures is generally discretionary and within our control. If natural gas and oil prices decline to levels below our acceptable levels or costs increase to levels above our acceptable levels, we could choose to defer a portion of our budgeted capital expenditures until later periods to achieve the desired balance between sources and uses of liquidity by prioritizing capital projects to first focus on those that we believe will have the highest expected financial returns and ability to generate near-term cash flow. We routinely monitor and adjust our capital expenditures in response to changes in prices, drilling and acquisition costs, industry conditions, the timing of regulatory approvals, the availability of rigs, success or lack of success in drilling activities, contractual obligations, internally generated cash flow, availability of financing and other factors both within and outside our control.

Financing Activities

Credit Facility. On March 17, 2006, we amended our credit facility (the “Amended Credit Facility”). The Amended Credit Facility, which matures on March 17, 2011, had commitments of $400.0 million, which were expanded to $545.0 million as of November 6, 2007 with the addition of new lenders, and had an initial borrowing base of $280.0 million. Based on year-end 2007 reserves and our hedge position, the borrowing base was increased to $510.0 million on March 12, 2008. The borrowing base was reduced by $43.0 million to $467.0 million after we issued the Convertible Notes in March 2008. Future borrowing bases will be computed based on proved natural gas and oil reserves, hedge position and estimated future cash flows from those reserves as well as any other outstanding debt. We expect that the borrowing base will continue to increase based on our future proved reserve additions and hedge position. The Amended Credit Facility bears interest, based on the borrowing base usage, at the applicable London Interbank Offered Rate (“LIBOR”) plus applicable margins ranging from 1.0% to 1.75% or an alternate base rate, based upon the greater of the prime rate or the federal funds effective rate plus applicable margins ranging from 0% to 0.25%. We pay commitment fees ranging from 0.25% to 0.375% of the unused borrowing base. The Amended Credit Facility is secured by natural gas and oil properties representing at least 80% of the value of our proved reserves and the pledge of all of the stock of our subsidiaries. For information concerning the effect of changes in interest rates on interest payments under this facility, see “—Quantitative and Qualitative Disclosure about Market Risk — Interest Rate Risks” below.

As of June 30, 2008 and December 31, 2007, borrowings outstanding under the Amended Credit Facility totaled $154.0 and $274.0 million, respectively. The Amended Credit Facility contains certain financial covenants. We are currently in compliance with all financial covenants and have complied with all financial covenants for all prior periods. In addition to the $154.0 million outstanding with our Amended Credit Facility, we issued Convertible Notes totaling $172.5 million in March 2008. See Note 6 “—Long Term Debt.”

In December 2006, we entered into two interest rate derivative contracts to manage our exposure to changes in interest rates. The first contract was a floating-to-fixed interest rate swap for a notional amount of $10.0 million and the second was a floating-to-fixed interest rate collar for a notional amount of $10.0 million, both to terminate on December 12, 2009. Under the swap, we will make payments to (or receive payments from) the contract counterparty when the variable rate of one-month LIBOR falls below (or exceeds) the fixed rate of 4.70%. Under the collar, we will make payments to (or receive payments from) the contract counterparty when the variable rate falls below the floor rate of 4.50% or exceeds the ceiling rate of 4.95%. Our interest rate derivative instruments have been designated as cash flow hedges in accordance with SFAS No. 133. Changes in fair value of the interest rate swaps or collars are reported in other comprehensive income, to the extent the hedge is effective, until the forecasted transaction occurs, at which time they are recorded as adjustments to interest expense. Ineffectiveness related to such derivative instruments was de minimis for both the three and six months ended June 30, 2008 and 2007.

During the three and six months ended June 30, 2008, net settlement payments, which were included in interest expense, were $0.09 million and $0.1 million, respectively. We anticipate that all originally forecasted transactions will occur by the end of the originally specified time periods. As of June 30, 2008, based on current projected interest rates, the net amount to be reclassified from accumulated other comprehensive income to net income in the next 12 months would be a reduction of approximately $0.2 million. At June 30, 2008, the estimated fair value of the interest rate derivatives was a liability of $0.4 million.

Convertible Notes. On March 12, 2008, we issued $172.5 million aggregate principal amount of Convertible Notes. The Convertible Notes mature on March 15, 2028, unless earlier converted, redeemed, or purchased by us. The conversion price is approximately $66.33 per share of our common stock, equal to the applicable conversion rate of 15.0761 shares of our common stock, subject to adjustment. Upon conversion of the Convertible Notes, holders will receive, at our election, cash, shares of common stock, or a combination of cash and shares of common stock. The Convertible Notes will bear interest at a rate of 5% per annum, payable semi-annually in arrears on March 15 and September 15 of each year, beginning September 15, 2008. Based on the market price of the Convertible Notes, the estimated fair value was approximately $208.7 million as of June 30, 2008.

On or after March 26, 2012, we may redeem for cash all or a portion of the Convertible Notes at a redemption price equal to 100% of the principal amount of the Convertible Notes to be redeemed plus accrued and unpaid interest, if any, up to, but excluding, the applicable redemption date. In satisfaction of our obligation upon conversion of the Convertible Notes, we may elect to deliver, at our option, cash, shares of our common stock or a combination of cash and shares of our common stock. We currently intend to net cash settle the Convertible Notes. However, the Company has not made a formal legal irrevocable election to cash settle and reserves the right to settle the Convertible Notes in any manner allowed under the indenture for the Convertible Notes as business conditions warrant.

Holders of the Convertible Notes may require us to purchase all or a portion of their Convertible Notes on each of March 20, 2012, March 20, 2015, March 20, 2018 and March 20, 2023 at a purchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased plus accrued and unpaid interest, if any, up to but excluding the applicable purchase date. We may pay the purchase price in cash, in shares of common stock, or in any combination of cash and common stock.

Holders may convert their Convertible Notes into cash, shares of our common stock, or a combination of cash and shares of our common stock, as elected by us, at any time prior to the close of business on September 20, 2027 if any of the following conditions are satisfied: (1) if the closing price of our common stock reaches specified thresholds or the trading price of the Convertible Notes falls below specified thresholds; (2) if the Convertible Notes have been called for redemption; (3) if we make certain significant distributions to holders of our common stock, or (4) we enter into specified corporate transactions. After September 20, 2027, holders may surrender their Convertible Notes for conversion at any time prior to the close of business on the business day immediately preceding the maturity date regardless of whether any of the foregoing conditions have been satisfied.

In addition, following certain corporate transactions that constitute a qualifying fundamental change, we are required to increase the applicable conversion rate for a holder who elects to convert its Convertible Notes in connection with such corporate transactions in certain circumstances.

Contractual Obligations. A summary of our contractual obligations as of and subsequent to June 30, 2008 is provided in the following table (in thousands).

	Payments Due By Year
	Year 1	Year 2	Year 3	Year 4	Year 5	There After	Total
	(in thousands)
Notes payable (1)	$—	$—	$—	$154,000	$—	$—	$154,000
Convertible Senior Notes (2)	8,625	8,625	8,625	178,857	—	—	204,732
Other commitments for developing oil and gas properties	17,107	20,079	9,999	783	—	—	47,968
Office and office equipment leases and other	2,238	2,259	1,394	265	—	—	6,156
Firm transportation and processing agreements	24,379	26,129	26,909	27,129	27,357	134,818	266,721
Asset retirement obligations (3)	484	5,610	1,290	1,950	1,020	27,604	37,958
Derivative liability (4)	158,996	50,654	8,601	2,862	—	—	221,113

Total	$211,829	$113,356	$56,818	$365,846	$28,377	$162,422	$938,648

(1)	Included in Notes payable is our Amended Credit Facility which does not include future commitment fees, interest expense, or other fees on our Amended Credit Facility, because the Amended Credit Facility is a floating rate instrument, and we cannot determine with accuracy the timing of future loan advances, repayments or future interest rates to be charged.

(2)	On March 12, 2008, we issued $172.5 million aggregate principal amount of Convertible Notes. For purposes of contractual obligations, we assume that the holders of our Convertible Notes will not exercise the conversion feature and we will therefore have to repay the $172.5 million in cash. We expect to call the Convertible Notes for redemption in 2012. We are also obligated to make annual interest payments equal to $8.6 million.

(3)	Neither the ultimate settlement amounts nor the timing of our asset retirement obligations can be precisely determined in advance. See “Critical Accounting Policies and Estimates” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2007 for a more detailed discussion of the nature of the accounting estimates involved in estimating asset retirement obligations.

(4)	Derivative liabilities represent the fair value of liabilities for oil and gas commodity derivatives and interest rate derivatives as of June 30, 2008. The ultimate settlement amounts of our derivative liabilities are unknown because they are subject to continuing market risk. See “Critical Accounting Policies and Estimates” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2007 for a more detailed discussion of the nature of the accounting estimates involved in valuing derivative instruments.

We have entered into contracts that provide firm processing rights and firm transportation capacity on pipeline systems. The remaining terms on these contracts range from one to 10 years and require us to pay transportation demand and processing charges regardless of the amount of pipeline capacity utilized by us.

In addition to the commitments above, we have commitments for the purchase of facilities, equipment and software as of and subsequent to June 30, 2008 for a total of $12.0 million.

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

Commodity Price Risk

Our major market risk exposure is in the pricing applicable to our natural gas and oil production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot market prices applicable to our U.S. natural gas production. Pricing for natural gas and oil production has been volatile and unpredictable for several years, and we expect this volatility to continue in the future. The prices we receive for production depend on many factors outside of our control including volatility in the differences between product prices at sales points and the applicable index price. Based on our average daily production and our price swap and collars contracts in place for the six months ended June 30, 2008, our annual income before income taxes, including hedge settlements, would have decreased by approximately $0.8 million for each $0.10 decrease per MMBtu in natural gas prices and approximately $0.08 million for each $1.00 per barrel change in crude oil prices.

We routinely enter into and anticipate entering into financial hedging activities with respect to a portion of our projected natural gas and oil production through various financial transactions which hedge future prices received. These transactions may include financial price swaps whereby we will receive a fixed price for our production and pay a variable market price to the contract counterparty, and cashless price collars that set a floor and ceiling price for the hedged production. If the applicable monthly price indices are outside of the ranges set by the floor and ceiling prices in the various collars, we and the counterparty to the collars would be required to settle the difference. These financial hedging activities are intended to support natural gas and oil prices at targeted levels and to manage our exposure to natural gas and oil price fluctuations. We typically hedge a fixed price for natural gas at our sales points (NYMEX less basis) to mitigate the risk of differentials to the NYMEX Henry Hub Index. We do not hold or issue derivative instruments for speculative trading purposes.

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

For the remaining two quarters of 2008, we currently have financial hedges in place for 30,289,000 MMBtu of natural gas production and approximately 220,800 Bbls of oil production. As of July 25, 2008, we also have hedges in place for 64,080,000 MMBtu of natural gas production and 337,625 Bbls of oil production for 2009, 47,731,000 MMBtu of natural gas production and 109,500 Bbls of oil production for 2010 and 9,440,000 MMBtu of natural gas production for 2011. These hedges are summarized in the tables presented above under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Capital Resources and Liquidity— Cash Flow from Operating Activities.”

Commodity Hedges

Through a price swap, we have fixed the price we will receive on a portion of our natural gas and oil production for the remaining quarters of 2008 and the years 2009, 2010 and 2011. In a swap transaction, the counterparty is required to make a payment to us for the difference between the fixed price and the settlement price if the settlement price is below the fixed price. We are required to make a payment to the counterparty for the difference between the fixed price and the settlement price if the fixed price is below the settlement price.

Through price collars, we have fixed the minimum and maximum price we will receive on a portion of our natural gas production for the remaining quarters of 2008 and the years 2009 and 2010. In a collar transaction, the counterparty is required to make a payment to us for the difference between the fixed floor price and the settlement price if the settlement price is below the fixed floor price. We are required to make a payment to the counterparty for the difference between the fixed ceiling price and the settlement price if the fixed ceiling price is below the settlement price. Neither party is required to make a payment if the settlement price falls between the fixed floor and ceiling price. The table presented above under “Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations— Capital Resources and Liquidity— Cash Flow from Operating Activities” provides the deliveries, fixed prices and floor and ceiling prices associated with these various arrangements as of June 30, 2008 and July 25, 2008.

Interest Rate Risks

At June 30, 2008, we had debt outstanding under our Amended Credit Facility of $154.0 million, which bears interest at floating rates in accordance with our Amended Credit Facility. The average annual interest rate incurred on this debt for the six months ended June 30, 2008 was 4.6%. A one hundred basis point (1.0%) increase in each of the average LIBOR rate and federal funds rate for the six months ended June 30, 2008 would have resulted in an estimated $0.97 million increase in interest expense assuming a similar average debt level to the six months ended June 30, 2008. We also had $172.5 million principal amount of Convertible Notes outstanding at June 30, 2008, which have a fixed interest rate of 5.0%.

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

Item 4.     Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Securities Exchange Act Rules 13a-15(d) and 15d-15(e), were, as of June 30, 2008, effective.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the second fiscal quarter of 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.     Risk Factors.

Other than as set forth below, as of the date of this filing, there have been no material changes from the risk factors previously disclosed in our “Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2007, referred to as our 2007 Annual Report. An investment in our securities involves various risks. When considering an investment in our Company, you should carefully consider all of the risk factors described in our 2007 Annual Report. These risks and uncertainties are not the only ones facing us, and there may be additional matters that we are unaware of or that we currently consider immaterial. All of these could adversely affect our business, financial condition, results of operations and cash flows and, thus, the value of an investment in our Company.

Recent Colorado legislative changes could limit our Colorado operations and adversely affect our cost of doing business.

Our future Colorado operations and cost of doing business may be affected by changes in regulations and the ability to obtain drilling permits. Our properties located in Colorado are subject to the authority of the COGCC. The COGCC has the authority to regulate oil and gas activities to protect public health, safety and welfare, including the environment and wildlife. In 2007, the Colorado legislature approved legislation changing the composition of the COGCC to reduce industry representation and to add the heads of the Colorado Department of Natural Resources and the Colorado Department of Public Health and Environment (“CDPHE”) plus other stakeholders. In addition, the legislation required the COGCC to promulgate rules, (1) in consultation with CDPHE, to provide CDPHE an opportunity to provide comments on public health issues during the COGCC’s decision-making process and (2) in consultation with the Colorado Division of Wildlife, to establish standards for minimizing adverse impacts to wildlife resources affected by oil and gas operations and to ensure the proper reclamation of wildlife habitat during and following such operations. The COGCC has published a draft proposal to implement these provisions and initiated formal rule-making in the first quarter of 2008. Final rules are expected to be effective during the third quarter of 2008. While this regulatory development has not adversely affected our operations to date, if these revised rules are implemented as drafted, they would cause additional costs, delay and uncertainty in our operations in Colorado and may be emulated in other jurisdictions in which we operate. While the COGCC has not yet enacted final rules, the rules as currently drafted provide that drilling and completion operations in our Piceance Basin project would be prohibited during the period from January 1 through March 31 beginning in 2010 if we are unable to negotiate wildlife mitigation plans with the Colorado Division of Wildlife. The actual period of curtailment would be longer because of the time necessary to move drilling equipment out of the area in order to finish completion operations before the restricted period begins. If we were not able to avoid these timing limitations, our Piceance Basin production and production growth would be reduced. In addition, the costs of these and the other proposed rules could add substantial increases in incremental well costs in our Colorado operations. The proposed rules also would impact the ability and time necessary to obtain drilling permits, which creates substantial uncertainty about our ability to obtain sufficient permits in a timely fashion in order to meet future drilling plans and thus production and capital expenditure targets. It is also possible that similar rules will be proposed in the other states in which we operate, further impacting our operations.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

The following table contains information about our acquisitions of equity securities during the three months ended June 30, 2008.

Issuer Purchases of Equity Securities

Period	Total Number of Shares (1)	Weighted Average Price Paid Per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1 – 30, 2008	1,166	$50.15	—	—
May 1 – 31, 2008	9,293	57.46	—	—
June 1 – 30, 2008	—	—	—	—

Total	10,459	$56.64	—	—

(1)	Represents shares delivered by employees to satisfy the exercise price of stock options and tax withholding obligations in connection with the exercise of stock options and shares withheld from employees to satisfy tax withholding obligations in connection with the vesting of shares of common stock issued pursuant to the Company’s employee incentive plans.

Item 3.     Defaults upon Senior Securities.

Not applicable.

Item 4.     Submission of Matters to a Vote of the Security Holders.

At the Company’s annual meeting of stockholders held on May 13, 2008, the results of the balloting were as follows:

Election of Class I Directors (to hold office until the 2011 annual meeting of stockholders)

Name of Nominee	Votes For	Votes Withheld
Frederick J. Barrett	42,461,811	544,812
Jim W. Mogg	41,406,322	1,600,301
Michael E. Wiley	42,700,913	305,710

Approval of the 2008 Stock Incentive Plan

Votes For	Votes Against	Votes Abstaining	Broker Non-Votes
31,592,717	8,540,083	3,423	2,870,400

Ratification of Deloitte & Touche, LLP as Independent Registered Public Accounting Firm

Votes For	Votes Against	Votes Abstaining
42,985,107	8,249	17,313

Stockholder proposal requesting that the Board of Directors take the steps necessary to eliminate the classification of terms of the Board of Directors to require that all directors stand for election annually

Votes For	Votes Against	Votes Abstaining	Broker Non-Votes
19,670,677	20,419,259	54,108	2,862,579

In their discretion, the proxies are authorized to vote upon such other business as may properly come before the meeting or any adjournment or postponement thereof

Votes For	Votes Against	Votes Abstaining	Broker Non-Votes
18,576,943	23,362,464	1,066,291	925

Following the meeting, the following Class II and Class III directors continued in office:

Class II Directors (who hold office until the 2009 annual meeting of stockholders)

James M. Fitzgibbons

Jeffrey A. Harris

Randy Stein

Class III Directors (who hold office until the 2010 annual meeting of stockholders)

Randy A. Foutch

Joseph N. Jaggers

Philippe S.E. Schreiber

Item 5.     Other Information.

Not applicable.

Item 6.     Exhibits.

Exhibit Number	Description of Exhibits

1.1	Underwriting Agreement, dated March 4, 2008, among Bill Barrett Corporation and Deutche Bank Securities Inc., Banc of America Securities LLC, and J.P. Morgan Securities Inc., as representatives of the several underwriters identified therein. [Incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed with the Commission on March 10, 2008.]

3.1	Restated Certificate of Incorporation of Bill Barrett Corporation. [Incorporated by reference to Exhibit 3.4 of the Company’s Current Report on Form 8-K filed with the Commission on December 20, 2004.]

3.2	Bylaws of Bill Barrett Corporation. [Incorporated by reference to Exhibit 3.5 by the Company’s Current Report on Form 8-K filed with the Commission on December 20, 2004.]

4.1(a)	Specimen Certificate of Common Stock. [Incorporated by reference to Exhibit 4.1 of Amendment No. 1 to the Company’s Registration Statement on Form 8-A filed with the Commission on December 20, 2004.]

4.1(b)	Indenture, dated March 12, 2008, between the Company and the Trustee. [Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the Commission on March 12, 2008.]

4.2(a)	Registration Rights Agreement, dated March 28, 2002, among Bill Barrett Corporation and the investors named therein. [Incorporated by reference to Exhibit 4.2 of Amendment No. 2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-114554) filed with the Commission on August 31, 2004.]

4.2(b)	First Supplemental Indenture, dated March 12, 2008, by and between the Company and Trustee (including form of 5% Convertible Senior Notes due 2028). [Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the Commission on March 12, 2008.]

4.3	Stockholders’ Agreement, dated March 28, 2002 and as amended to date, among Bill Barrett Corporation and the investors named therein. [Incorporated by reference to Exhibit 4.3 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-114554) filed with the Commission on August 31, 2004.]

4.4	Form of Rights Agreement concerning Shareholder Rights Plan, which includes as Exhibit A thereto the Certificate of Designations of Series A Junior Participating Preferred Stock of Bill Barrett Corporation, and as Exhibits B thereto the Form of Right Certificate. [Incorporated by reference to Exhibit 4.4 to Amendment No. 1 to the Company’s Registration Statement on Form 8-A filed with the Commission on December 20, 2004.]

4.5	Form of Certificate of Designations of Series A Junior Participating Preferred Stock of Bill Barrett Corporation. [Incorporated by reference to Exhibit 4.4 (Exhibit A) to Amendment No. 1 to the Company’s Registration Statement on Form 8-A.]

4.6	Form of Right Certificate. [Incorporated by reference to Exhibit 4.4 (Exhibit A) to Amendment No. 1 to the Company’s Registration Statement on Form 8-A.]

10.1(a)	Second Amended and Restated Credit Agreement, dated March 17, 2006, among Bill Barrett Corporation and the banks named therein. [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 22, 2006.]

10.1(b)	First Amendment to Second Amended and Restated Credit Agreement dated as of November 6, 2007 among Bill Barrett Corporation and the banks named therein. [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 7, 2007.]

10.1(c)	Second Amendment to Second Amended and Restated Credit Agreement dated as of March 4, 2008, among Bill Barrett Corporation, as borrower, the Guarantors, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto. [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 10, 2008.]

10.1(d)	2008 Stock Incentive Plan dated as of May 13, 2008, among Bill Barrett Corporation and the investors named therein. [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 16, 2008.]

10.2	Stock Purchase Agreement, dated March 28, 2002, among Bill Barrett Corporation and the investors named therein. [Incorporated by reference to Exhibit 10.2 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-114554) filed with the Commission on August 31, 2004.]

10.3(a)*	Form of Indemnification Agreement dated April 15, 2004, between Bill Barrett Corporation and each of the directors and certain executive officers. [Incorporated by reference to Exhibit 10.10(a) to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-114554) filed with the Commission on October 13, 2004.]

10.3(b)*	Schedule of officers and directors party to Indemnification Agreements dated April 15, 2004 with Bill Barrett Corporation. [Incorporated by reference to Exhibit 10.10(b) to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-114554) filed with the Commission on August 31, 2004.]

10.4*	Amended and Restated 2002 Stock Option Plan. [Incorporated by reference to Exhibit 10.12 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-114554) filed with the Commission on August 31, 2004.]

10.5(a)*	Form of Tranche A Stock Option Agreement for 2002 Stock Option Plan. [Incorporated by reference to Exhibit 10.13(a) to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (Registration No. 333-114554) filed with the Commission on October 13, 2004.]

10.5(b)*	Form of Tranche B Stock Option Agreement for 2002 Stock Option Plan. [Incorporated by reference to Exhibit 10.13(b) to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (Registration No. 333-114554) filed with the Commission on October 13, 2004.]

10.6*	2003 Stock Option Plan. [Incorporated by reference to Exhibit 10.14 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-114554) filed with the Commission on September 22, 2004.]

10.7*	Form of Stock Option Agreement for 2003 Stock Option Plan. [Incorporated by reference to Exhibit 10.15 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (Registration No. 333-114554) filed with the Commission on October 13, 2004.]

10.8	Form of Management Rights Agreement between Bill Barrett Corporation and certain investors. [Incorporated by reference to Exhibit 10.16 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (Registration No. 333-114554) filed with the Commission on October 13, 2004.]

10.9	Regulatory Sideletter, dated March 28, 2002, between J.P. Morgan Partners (BHCA), L.P. and Bill Barrett Corporation. [Incorporated by reference to Exhibit 10.17 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (Registration No. 333-114554) filed with the Commission on October 13, 2004.]

10.10*	Form of Change in Control Severance Protection Agreement, revised as of November 16, 2006, for named executive officers. [Incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.]

10.11*	2004 Stock Incentive Plan. [Incorporated by reference to Exhibit 10.21 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (Registration No. 333-114554) filed with the Commission on October 13, 2004.]

10.12*	Revised Form of Stock Option Agreement for 2004 Stock Option Plan. [Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.]

10.13*	Severance Plan. [Incorporated by reference to Exhibit 10.23 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (Registration No. 333-114554) filed with the Commission on October 13, 2004.]

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BILL BARRETT CORPORATION

Date: August 5, 2008	By:	/s/ Fredrick J. Barrett

Fredrick J. Barrett
Chairman of the Board of Directors and Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2008	By:	/s/ Robert W. Howard

Robert W. Howard
Chief Financial Officer
(Principal Financial Officer)