Form 10-K
period 2008-12-31
BILL BARRETT CORP
filed 2009-02-24
CIK 1172139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
(Registrant's telephone number, including area code)

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes    ☒ No

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2008 based on the $59.41 closing price of our common stock was $2,255,891,746.*

*
Without assuming that any of the registrant directors or executive officers, or the entity affiliated with a director that currently beneficially owns 7,159,440 shares of common stock, is an affiliate, the shares of which they are beneficial owners have been deemed to be owned by affiliates solely for this calculation.

         As of January 30, 2009, the registrant had 45,131,023 outstanding shares of $.001 per share par value common stock.

DOCUMENTS INCORPORATED BY REFERENCE:

         The information required in Part III of this Annual Report on Form 10-K is incorporated by reference from the registrant's definitive proxy statement for the registrant's Annual Meeting of Stockholders to be held in May 2009 to be filed pursuant to Regulation 14A no later than 120 days after the end of the registrant's fiscal year ended December 31, 2008.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, which are subject to a number of risks and uncertainties, many of which are beyond our control. These forward-looking statements may include statements about our:

  •
  business and financial strategy;

  •
  natural gas and oil reserves;

  •
  realized oil and natural gas prices;

  •
  production;

  •
  exploration and development drilling prospects, inventories, projects and programs;

  •
  the ability to obtain and the cost of financing;

  •
  ability to obtain permits and governmental approvals;

  •
  identified drilling locations;

  •
  changing regulatory environment;

  •
  transportation and access to pipelines;

  •
  the ability of our hedge counterparties to fulfill their obligations;

  •
  lease operating expenses and costs related to the acquisition and development of oil and gas properties;

  •
  availability and costs of drilling rigs and field services;

  •
  general and administrative costs, oilfield services costs and other expenses related to our business;

  •
  technology;

  •
  future operating results; and

  •
  plans, objectives, expectations and intentions.

        All of these types of statements, other than statements of historical fact included in this Annual Report on Form 10-K, are forward-looking statements. These forward-looking statements may be found in "Items 1 and 2. Business and Properties," "Item 1A. Risk Factors," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and other sections of this Annual Report on Form 10-K. In some cases, you can identify forward-looking statements by terminology such as "may," "could," "should," "expect," "plan," "project," "intend," "anticipate," "believe," "estimate," "predict," "potential," "pursue," "target," "seek," "objective," or "continue," the negative of such terms or other comparable terminology.

        The forward-looking statements contained in this Annual Report on Form 10-K are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management's assumptions about future events may prove to be inaccurate. Management cautions all readers that the forward-looking statements contained in this Annual Report on Form 10-K are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to the factors listed in "Item 1A. Risk Factors" and elsewhere in this Annual Report on Form 10-K. All forward-looking statements speak only as of the date of this Annual Report on Form 10-K. We undertake no obligation to publicly update or revise any forward-looking statements as a result of new information, future events or otherwise. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

PART I

Items 1 and 2.    Business and Properties

BUSINESS

General

        Bill Barrett Corporation (the "Company," "we," "us" or "our") was formed in January 2002 and is incorporated in the State of Delaware. We explore for and develop natural gas and oil in the Rocky Mountain region of the United States. Our management has an extensive track record of growth and has significant expertise in unconventional and conventional reservoirs. Our strategy is to maximize stockholder value by leveraging our management team's experience finding and developing gas and oil in the Rocky Mountain region to profitably grow our reserves and production, primarily through internally generated projects.

        We have attempted to fulfill our strategy to profitably grow our reserves and production by drilling low-risk repeatable development wells and finding and developing gas and oil in the Rocky Mountain region. In addition to low-risk development drilling, we plan to continue evaluating our delineation and exploration prospects on our extensive acreage position of over 1.2 million net undeveloped acres. Our operating results reflect our development growth and exploration success on our properties.

        We began active natural gas and oil operations in March 2002 with the acquisition of properties in the Wind River Basin. Initially, we increased our activity level and the number of properties that we operate by acquiring a large inventory of undeveloped leasehold interests through federal and state sales as well as private purchases and trades. We also acquired producing properties that had large undeveloped acreage positions associated with them. For example, in 2002, we completed two additional acquisitions that included properties in the Uinta, Wind River, Powder River and Williston Basins; in early 2003, we completed an acquisition of largely undeveloped coalbed methane properties located in the Powder River Basin; in September 2004, we acquired interests in properties in the Piceance Basin in and around the Gibson Gulch field; and in May 2006, we added to our coalbed methane position in the Powder River Basin. In June 2007, we sold our Williston Basin properties. There were no major acquisitions or divestitures in 2008.

        We operate in one industry segment, which is the exploration, development and production of natural gas and crude oil, and all of our operations are conducted in the United States. Consequently, we currently report a single industry segment. See "Financial Statements" and the notes to our consolidated financial statements for financial information about this industry segment. See definitions of oil and natural gas terms below at "—Glossary of Oil and Natural Gas Terms."

        The following table provides information regarding our operations by basin as of December 31, 2008.

Basin/Area	State	Estimated Net Proved Reserves(1) (Bcfe)	December 2008 Average Daily Net Production (MMcfe/d)	Net Producing Wells	Net Undeveloped Acreage
Uinta	UT	328.8	91.5	143.4	191,885	(2)
Piceance	CO	372.1	95.9	382.2	10,295
Powder River	WY	66.6	24.3	464.0	77,397
Wind River	WY	50.8	23.5	148.4	226,636
Paradox(3)	CO/UT	—	0.5	1.1	265,712
Montana Overthrust	MT	—	—	—	174,448
Big Horn(4)	WY	—	—	1.0	64,155
Other	Various	—	—	—	192,841

Total		818.3	235.7	1,140.1	1,203,369	(2)

(1)
Our proved reserves were determined in accordance with Securities and Exchange Commission, or SEC, guidelines, using the market prices for natural gas (CIGRM price) and oil (WTI price) at December 31, 2008, which were $4.61 per MMBtu of natural gas and $41.00 per barrel of oil, without giving effect to hedging transactions. CIGRM refers to Colorado Interstate Gas Rocky Mountains price as quoted in Platt's Inside FERC on the first business day of each month. WTI refers to West Texas Intermediate price as quoted on the New York Mercantile Exchange. Our reserve estimates are based on a reserve report prepared by us and reviewed by our independent petroleum engineer. See "—Oil and Gas Data—Proved Reserves."

(2)
An additional 105,862 net undeveloped acres that are subject to drill-to-earn agreements are not included.

(3)
Two gross operated wells in the Paradox Basin were placed on production in December 2008. Because these wells have not been on production long enough to adequately evaluate reservoir potential, no proved reserves were assigned to these wells as of December 31, 2008.

(4)
The Big Horn Basin has two gross non-operated wells with insignificant proven reserves.

Our Offices

        We were founded in 2002 and are incorporated in Delaware. Our principal executive offices are located at 1099 18th Street, Suite 2300, Denver, Colorado 80202, and our telephone number at that address is (303) 293-9100.

Business Strengths

        We believe we have the following strengths:

  •
  Proven track record of efficient production and reserve growth through drilling activities.  We have increased our production and proved reserves by double-digit percentage growth rates each year that we have been in existence. In 2002, we produced 6.6 Bcfe and, in 2008, we produced 77.6 Bcfe. Proved reserves grew from 119.1 Bcfe at year-end 2002 to 818.3 Bcfe at year-end 2008. Over the past three years, we replaced 362% of production through drilling and 375% of production in total, including acquisitions. From inception through December 31, 2008, we participated in the drilling of 1,772 gross wells, achieving a 98% success rate.

  •
  Multi-year, low-risk, development drilling inventory.  We have assembled an inventory of approximately 3,100 locations in our core development areas in the Uinta, Piceance, Powder River and Wind River Basins. The majority of these locations are in undeveloped areas or down-spacing programs where there are proved oil and gas reserves. We plan to allocate approximately 80% to 85% of our capital budget to these low-risk development projects.

  •
  High operatorship and control of capital program.  Based on our year-end 2008 proved reserves, we had a weighted-average working interest of 92% and operatorship of 98%. High operatorship allows us to more effectively control operating costs, timing of development activities, application of technological enhancements, marketing of production and allocation of our capital budget. In addition, the timing of most of our capital expenditures is discretionary, which allows us a significant degree of flexibility to adjust the size and timing of our capital development.

  •
  Experienced management team.  We believe our management team's experience and expertise in the Rocky Mountains provides a distinct competitive advantage. Our 13 corporate officers average approximately 25 years of experience working in the industry. Our Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and most other members of our management team worked together as managers or executives with Barrett Resources Corporation, a publicly-traded Rocky Mountain oil and gas company that was founded in 1980 and sold to the Williams Companies in 2001.

  •
  Expertise with unconventional resources.  Approximately 90% of our properties are classified as unconventional resources, including basin-centered tight gas, CBM and fractured oil and shale gas plays. According to the Department of Energy's Information Administration ("EIA") 2008 Annual Energy Outlook, the EIA estimates that the lower 48 states unconventional natural gas resources will increase from 7.9 Tcf in 2005 to 9.3 Tcf in 2015.

  •
  Large undeveloped acreage position that provides potential future growth opportunities. We have established an asset base of 1,225,501 net undeveloped leasehold acres as of December 31, 2008, as well as an additional 105,862 net undeveloped acres that are subject to drill-to-earn agreements. We have multiple exploration projects in six different Rocky Mountain basins and along the Rockies' overthrust belt. We typically allocate up to 20% of our capital towards exploration and delineation projects. These projects provide us with an inventory of future long-term growth potential.

  •
  Financial flexibility.  As of December 31, 2008, we had $43.1 million in cash and cash equivalents. At December 31, 2008, the outstanding balance under our $592.8 million credit facility was $254.0 million. We are committed to maintaining a conservative financial position to preserve our financial flexibility. We have hedged approximately 70-75% of our currently estimated 2009 production through swaps and collars to provide certainty for a portion of operating cash flows. We hedge natural gas prices at sales points in the Rocky Mountain and other sales points for which we have firm transport regions, which mitigates the risk of basis differential to the Henry Hub index. We believe that our operating cash flow and available borrowing capacity under our credit facility provide us with the financial flexibility to pursue our currently planned development and exploration activities through 2009. Because of capital market and near term commodity price outlook, we plan to align our 2009 capital expenditures with our anticipated cash flow from operations.

Business Strategy

        Our strategy is to profitably grow our reserves and production by drilling low-risk, repeatable development wells and exploring for and developing natural gas and oil in the Rocky Mountain region. The following are key components of that strategy:

  •
  Drive growth through development drilling.  We expect to generate profitable, long-term reserve and production growth predominantly through repeatable, low-risk drilling on our development assets. We typically allocate 80% to 85% of our capital budget to our development projects. Our four core development areas have approximately 3,100 identified drilling locations as of December 31, 2008. In 2009, we plan to participate in the drilling of up to 144 gross wells across our operations.

  •
  Maximize operational control.  We seek to operate our properties and maintain a high working interest. For the month of December 2008, we operated approximately 97% of our net production. We believe the ability to control our drilling inventory will provide us with the opportunity to efficiently allocate capital, manage resources, control operating and development costs and utilize our experience and knowledge of oilfield technologies.

  •
  Focus on natural gas in the Rocky Mountain region.  We intend to capitalize on the large estimated undeveloped natural gas and oil resource base in the Rocky Mountains. We believe the Rocky Mountains represent a natural gas region in North America with significant remaining growth potential. According to the EIA, the Rocky Mountains contain 22% of the United States' natural gas reserves. All of our production is from the Rocky Mountains and, for the month of December 2008, 95% consisted of natural gas. The Rockies Express-West pipeline, which began operations in January 2008, provides Rocky Mountain producers additional takeaway capacity and access to markets with historically higher pricing for selling natural gas. There is additional capacity proposed from the region by means of new pipelines and added compression to existing pipelines over the next several years as Rocky Mountain production increases.

  •
  Maintain financial flexibility and conservative financial position.  We have funded our capital program with operating cash flow, debt, sales of equity and sales of interests in our properties. We continually monitor our debt levels to maintain a conservative financial position. Furthermore, we intend to continue hedging approximately 50-70% of our anticipated production on a 12-month forward basis to ensure a certain level of cash flow from operations. Because of capital market and near term commodity outlook, we plan to align our 2009 capital expenditures with our anticipated cash flow from operations.

  •
  Pursue high potential projects.  In addition to our low-risk development projects, we believe our management team's experience and expertise enable us to identify, evaluate and develop new natural gas and oil reservoirs. We have assembled several exploration projects that we believe may provide future potential, long-term, cost-effective drilling inventories. We have a team of geologists and geophysicists dedicated to generating new geologic concepts to provide us exposure to high-potential exploration projects. We typically add partners and enter into joint exploration agreements to reduce our capital risk and accelerate our exposure to potential reserves and production in these high potential projects.

Uinta Basin

        The Uinta Basin is located in northeastern Utah. Our development operations are conducted in the West Tavaputs area, and we are currently testing offsets and infill locations to attempt to delineate our Lake Canyon/Blacktail Ridge exploration discoveries. We also have a position in several exploration prospects in the Uinta Basin.

  Key Statistics

  •
  Estimated proved reserves as of December 31, 2008—328.8 Bcfe.

  •
  Producing wells—We held interests in 161 gross producing wells as of December 31, 2008.

  •
  2008 net production—28.2 Bcfe.

  •
  Acreage—We held 191,885 net undeveloped acres as of December 31, 2008, along with 105,862 net acres that are subject to drill-to-earn agreements.

  •
  Capital budget—In 2008, our capital expenditures were $223.7 million in the Uinta Basin area to drill 75 gross wells and install compression and gathering facilities.

West Tavaputs

        We serve as operator of our interests in the West Tavaputs area. As of December 31, 2008, we had 753 drilling locations and 320.3 Bcfe of estimated proved reserves with a weighted average working interest of 96%. We are actively drilling our shallow program, which targets the gas-productive sands of the Wasatch and Mesaverde formations at depths down to 8,000 feet. We drilled 60 shallow wells in 2008 and plan to drill up to 16 shallow wells in 2009. The Wasatch and Mesaverde formations are currently being developed on 40-acre density following testing and analysis of 40-acre pilots in 2007 and 2008. Testing of 20-acre density pilots are also underway having drilled six 20-acre shallow wells in 2008.

        With 3-D seismic, we also have identified two deeper structures targeting the Jurassic Navajo and Entrada and the Cretaceous Dakota formations at depths of nearly 15,000 feet. The eastern deep structure has been productive in 7 of 8 wells drilled thus far.

        Full development of the West Tavaputs area requires the completion of an Environmental Impact Statement, or EIS, which we initiated in February 2005. The Record of Decision, or ROD, on the EIS has been deferred pending the transition of the management of certain positions within the Bureau of Land Management, or BLM, and Department of Interior under President Obama's administration. Due to the transition, we believe it will be several months before the ROD could be obtained.

        We recently entered into precedent agreements with Questar to subscribe for firm transportation arrangements on an expansion project as well as additional processing that we believe will provide adequate capability to move anticipated gas volumes from West Tavaputs.

Lake Canyon/Blacktail Ridge

        Lake Canyon.    In 2004, we and an industry partner entered into a drill-to-earn exploration and development agreement with the Ute Indian Tribe of the Uintah and Ouray Reservation, or the Ute Tribe and Ute Development Corporation to explore for and develop oil and natural gas on approximately 125,000 of their net undeveloped acres that are located in Duchesne and Wasatch Counties, Utah. Pursuant to this agreement, we have the right to earn up to a 75% working interest in the Wasatch formation (targeting oil at approximately 8,000 feet) and deeper horizons, for which we serve as operator, plus up to a 25% interest in the shallower Green River formations. To earn these interests pursuant to this agreement, we and our partner are required to drill 13 deep wells and 21 shallow wells prior to December 31, 2009. The Ute Tribe has an option to participate in a 25% working interest in wells drilled pursuant to the agreement. In 2008, we drilled one gross well in Lake Canyon as we continued to evaluate the results from the six wells drilled in previous years.

        Blacktail Ridge.    In December 2006, we entered into an exploration and development agreement with the Ute Tribe and the Ute Development Corporation to explore for and develop oil and natural gas on approximately 51,000 of their net undeveloped acres that are located in Duchesne County, Utah. Pursuant to this agreement, we serve as operator and have the right to earn a minimum of 50% working interest in all formations. To earn these interests pursuant to this agreement, we were required to drill a five Wasatch well program that began in 2007 followed by eight Wasatch wells per year thereafter. The Ute Tribe has an option to participate in up to 50% working interest in wells drilled pursuant to the agreement. By the end of 2008 we had commenced the drilling of 14 wells with an average working interest of 60.7%, thus fulfilling both our 2007 and 2008 drilling obligations. Completion results to date indicate we can successfully extend the known limits of the field, as well as increase the well density inside the current field boundaries, as long as product prices support such activity.

Hook

        Hook is a shale gas prospect in the southwestern portion of the Uinta Basin. In late 2007, we sold a 50% working interest in 29,531 net acres in the deep Manning Canyon area of this prospect. In 2008, we continued to acquire leasehold acreage, drilled a scientific well to gather data and drilled an exploration well to test this prospect. In 2009, we plan to drill our first horizontal well to test the Manning Canyon shale, and continue our evaluation of the shallower Juana Lopez shale with a second vertical core well.

Piceance Basin

        The Piceance Basin is located in northwestern Colorado. We began operations in the Gibson Gulch area of the Piceance Basin on September 1, 2004, with the purchase of producing and undeveloped properties from Calpine Corporation and Calpine Natural Gas L.P. for approximately $137.3 million.

  Key Statistics

  •
  Estimated proved reserves as of December 31, 2008—372.1 Bcfe.

  •
  Producing wells—We held interests in 424 gross producing wells as of December 31, 2008.

  •
  2008 net production—31.5 Bcfe.

  •
  Acreage—We held 10,295 net undeveloped acres as of December 31, 2008.

  •
  Capital budget—Our capital expenditures for 2008 were $249.8 million for participation in the drilling of 135 gross wells and to expand our compression and gathering facilities in the Piceance Basin.

        The Gibson Gulch area is a basin-centered gas play along the north side of the Divide Creek anticline at the eastern end of the Piceance Basin's productive Mesaverde (Williams Fork) trend at depths of 7,500 feet. Through 2006, we drilled on a 20-acre well pattern. Beginning in 2007, we commenced drilling 10-acre pilot programs, and our 2007 and 2008 year-end reserves include proved reserves associated with these pilots. Our natural gas production in this basin is currently gathered through our own gathering system and EnCana Corporation's and delivered to markets through a variety of pipelines including pipelines owned by Questar Pipeline Company, Northwest Pipeline, Colorado Interstate Gas Rocky Mountains (CIGRM) and Rockies Express Pipeline LLC. Our natural gas is processed at an Enterprise Products Partners L.P. plant in Meeker, Colorado.

Powder River Basin

        The Powder River Basin is primarily located in northeastern Wyoming. Our operations are focused on the development drilling of coalbed methane wells, typically to a depth of 1,200 feet. Future development is primarily located in the Big George Coals.

  Key Statistics

  •
  Estimated proved reserves as of December 31, 2008—66.0 Bcfe.

  •
  Producing wells—We held interests in 666 gross producing wells as of December 31, 2008.

  •
  2008 net production—8.1 Bcfe.

  •
  Acreage—We held 77,397 net undeveloped acres as of December 31, 2008.

  •
  Capital budget—In 2008, our capital expenditures for the Powder River Basin were $36.9 million, which included participating in drilling 203 wells and acquisitions.

        Coalbed methane wells typically first produce water in a process called dewatering. This process lowers reservoir pressure, allowing the gas to desorb from the coal and flow to the well bore. As the reservoir pressure declines, the wells begin producing methane gas at an increasing rate. As the wells mature, the production peaks, stabilizes and then begins declining. The average life of a coalbed well can range from five to 11 years depending on the coal seam.

        We have dedicated significant resources to managing regulatory and permitting matters in the Powder River Basin to achieve efficient processing of federal permits and resource management plans. See "—Operations—Environmental Matters and Regulation."

        Our natural gas production in this basin is gathered through our own gathering systems and, for a majority of our gas, delivered to markets through additional gathering and pipeline systems owned by Fort Union Gas Gathering, LLC and Thunder Creek Gas Services.

Wind River Basin

        The Wind River Basin is located in central Wyoming. Our activities are concentrated primarily in the eastern Wind River Basin, along the greater Waltman Arch, where we generally serve as operator. In addition, we have a number of exploration projects, some of which are in areas of the Wind River Basin where we have no existing development operations. We are seeking industry partners to enter into joint exploration agreements that may involve the sale of a portion of our interests and joint drilling obligations for certain exploration projects in the Wind River Basin.

  Key Statistics

  •
  Estimated proved reserves as of December 31, 2008—50.8 Bcfe.

  •
  Producing wells—We held interests in 165 gross producing wells as of December 31, 2008.

  •
  2008 net production—9.6 Bcfe.

  •
  Acreage—We held 226,636 net undeveloped acres as of December 31, 2008.

  •
  Capital budget—For 2008, our operations in the Wind River Basin included recompletions and exploration drilling, and capital expenditures were $33.0 million.

        Our natural gas production in this basin is gathered through our own gathering systems and delivered to markets through pipelines owned by Kinder Morgan Interstate ("KMI") and Colorado Interstate Gas ("CIG").

Cave Gulch

        The Cave Gulch field is a combination structural play and stratigraphic play along the Owl Creek Thrust at the northern end of the Waltman Arch. Our primary focus is on the productive overpressured deep Frontier, Muddy and Lakota formations at depths of up to 20,000 feet. In addition, we also produce from existing wellbores, owned and operated by us, out of the shallower Lance and Fort Union formations.

        In January 2008, we signed a joint exploration agreement with two industry partners that provided for the drilling of at least two deep wells in 2008 on a partially promoted basis. The Cave Gulch 31-32 was drilled to 18,731 feet and tested approximately 1,000 Mcf/d from the Lakota and Muddy formations. We have moved up hole and are currently in the process of completing in the Frontier section with results expected in the first half of 2009. The East Bullfrog 23-6 well was recently completed in the Muddy and Lakota formations. Outside this joint exploration area, we are also planning on recompletion of the Frontier formation in the Bullfrog 33-19. This recompletion is expected to take place in the second half of 2009.

Paradox Basin

        The Paradox Basin is located in southwestern Colorado and southeastern Utah, and is adjacent to the San Juan Basin of New Mexico and Colorado.

  Key Statistics

  •
  Acreage—We held 265,712 net undeveloped acres as of December 31, 2008.

  •
  Producing wells—We held interests in 2 gross producing wells as of December 31, 2008.

  •
  Capital budget—Our capital expenditures for 2008 for the Paradox Basin were $30.6 million for participation in the drilling of six gross wells.

Yellow Jacket

        This prospect targets natural gas from the Gothic shale at depths of 4,500 to 6,500 feet. Through 2008, we had drilled four exploratory vertical science wells to gather rock property data, and three horizontal well bores. Two of these wells were placed on production in December 2008 with a third well waiting on completion of pipeline facilities. In 2009, we intend to drill at least seven exploratory tests using horizontal well bores in an attempt to further delineate this prospect. We serve as operator in this area and have an average working interest of 55%.

Green Jacket

        This prospect targets natural gas from the Hovenweep shale at depths of 4,500 to 6,500 feet and is directly adjacent to our Yellow Jacket prospect. We drilled one vertical science well in 2008, which was immediately converted into a horizontal wellbore, and is now waiting on completion plans. We plan to drill one horizontal exploratory well on this prospect in 2009. We serve as operator in this area where we have a working interest of 100%.

Salt Flank

        In the Salt Flank exploration prospect, we are targeting gas fields in stratigraphic and structural traps located on the flanks of salt diapirs. After sell down to an 80% working interest level, we drilled our first exploratory test on our Pine Ridge prospect in 2008. The well is currently waiting on the lifting of seasonal restrictions. Testing may only occur between July 5, 2009 and October 31, 2009. No further drilling activity is anticipated in 2009.

Montana Overthrust

        We serve as operator and have a 50% working interest in this prospect in southwestern Montana. In 2007, we drilled two exploratory structural wells, which have been deemed dry holes below the Cody Shale interval. In 2008, we drilled four Cody Shale wells and completed and tested one of those wells. The Pulis 7-15 tested approximately 1,000 Mcf/d with 859 barrels of water per day over a 9 day flow period. In 2009, we plan to test the remaining three wells drilled in 2008 and, depending on the results of the vertical wells, drill one horizontal test in the Cody Shale.

  Key Statistics

  •
  Acreage—We held 174,448 net undeveloped acres as of December 31, 2008.

  •
  Capital budget—Our capital expenditures for 2008 were $7.9 million for participation in the drilling of four gross wells.

Big Horn Basin

        The Big Horn Basin is located in north central Wyoming. We are in the initial phases of an exploration project targeting both structural-stratigraphic and basin-centered tight gas plays. Our working interest in this project is 50%. In 2008, we drilled and ran casing on one well to a depth of 10,705 feet in order to test the Fort Union Formation. We expect to complete and test this well in the second quarter of 2009.

  Key Statistics

  •
  Acreage—We held 64,155 net undeveloped acres at December 31, 2008.

  •
  Capital budget—In 2008, we spent $1.4 million for drilling one exploratory test in the Big Horn Basin.

Oil and Gas Data

Proved Reserves

        The following table presents our estimated net proved natural gas and oil reserves and the present value of our estimated proved reserves at each of December 31, 2008, 2007 and 2006 based on reserve reports prepared by us and reviewed in their entirety by outside independent petroleum engineers. While we are not required by the SEC or accounting regulations or pronouncements to have our estimates independently reviewed, we are required by our revolving credit agreement with our lenders to have an independent engineering firm perform an annual review of our estimated reserves. All of our proved reserves included in our reserve reports are located in North America. Through December 31, 2006, Ryder Scott Company, L.P. reviewed all our reserve estimates except for our reserve estimates in the Powder River Basin, which were reviewed by Netherland, Sewell & Associates, Inc., or NSAI. NSAI reviewed all of our reserve estimates at December 31, 2007 and 2008. When compared on a well-by-well or lease-by-lease basis, some of our estimates of net proved reserves are greater and some are less than the estimates of outside independent petroleum engineers. However, in aggregate, the independent petroleum engineer estimates of total net proved reserves are within 10% of our internal estimates. Our estimates of net proved reserves have not been filed with or included in reports to any federal authority or agency other than the SEC in connection with our registration statement for our initial public offering. The Standardized Measure shown in the table is not intended to represent the current market value of our estimated natural gas and oil reserves.

	As of December 31,
Proved Reserves:	2008	2007	2006
Natural gas (Bcf)	784.3	538.3	377.7
Oil (MMBbls)	5.7	3.2	8.5
Total proved reserves (Bcfe)(1)	818.3	557.6	428.4
Proved developed reserves (Bcfe)	435.1	329.8	248.9
Standardized Measure (in millions)(2)	$858.1	$941.2	$529.3

(1)
Total does not add because of rounding.

(2)
The Standardized Measure represents the present value of estimated future cash inflows from proved natural gas and oil reserves, less future development, production and income tax expenses, discounted at 10% per annum to reflect timing of future cash flows. In accordance with SFAS No. 69, our reserves and the future net revenues were determined using market prices for natural gas and oil, without giving effect to hedging transactions, at each of December 31, 2008, 2007 and 2006, which were $4.61 per MMBtu of gas and $41.00 per barrel of oil at December 31, 2008, $6.04 per MMBtu of gas and $92.50 per barrel of oil at December 31, 2007, and $4.46 per MMBtu of gas and $61.06 per barrel of oil at December 31, 2006. These prices were adjusted by lease for quality, transportation fees and regional price differences.

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

        The data in the above table represents estimates only. Oil and natural gas reserve engineering is an estimation of accumulations of oil and natural gas that cannot be measured exactly. The accuracy of any reserve estimate is a function of the quality of available data and engineering and geological interpretation and judgment. Accordingly, reserve estimates may vary from the quantities of oil and natural gas that are ultimately recovered. See "Item 1A. Risk Factors."

        At December 31, 2008, we revised our proved reserves upward by 146.4 Bcfe, excluding pricing revisions, primarily as a result of adding increased density proved undeveloped locations in the Piceance Basin and West Tavaputs area and improved production performance by wells located in each of our major producing basins: Wind River, Uinta, Powder River and Piceance. We revised our 2008 year-end proved reserves downward by 7.3 Bcfe, as year-end 2008 pricing was $4.61 per MMBtu and $41.00 per barrel of oil, relative to year-end 2007 pricing of $6.04 per MMBtu and $92.50 per barrel of oil. Year-end prices were adjusted by lease for quality, transportation fees and regional price differences. At year-end 2007, we revised our proved reserves upward by 34.8 Bcfe, excluding pricing revisions, primarily as a result of adding increased density proved undeveloped locations in the West Tavaputs area and continued improved performance of wells drilled in the West Tavaputs area and Piceance Basin. At year-end 2006, we revised our proved reserves upward by 12.4 Bcfe, excluding pricing revisions. This revision was primarily the result of increased performance of wells drilled during the last half of 2005 and the first half of 2006.

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

        For the year ended December 31, 2008, our outside independent engineer, NSAI, performed a well-by-well review of all of our properties and of our estimates of proved reserves and then provided us with their review report concerning our estimates. The review completed by NSAI, at our request, is a collective application of a series of procedures performed by NSAI. These review procedures may be the same or different from those review procedures performed by other independent engineering firms for other oil and gas companies. NSAI's review report does not state the degree of their concurrence with the accuracy of our estimate for the proved reserves attributable to our interest in any specific basin, property or well.

        For the year ended December 31, 2008, the estimate provided by NSAI was 6.3% below our reserve estimate. Our independent reserve engineers arrived at reserve estimates that were greater than 10% above or 10% below our estimates for approximately 54% of our wells. This represents approximately 56% of the total proved reserves covered in the review reports. At the material property level, the independent engineer reserve estimates ranged between 5.8% above our internal reserve estimates to 1.7% below our estimates in the year-end 2008 report. For the year ended December 31, 2007, the estimate provided by NSAI was 4.5% above our reserve estimate. For the year ended December 31, 2006, in which the review was performed by two independent engineering firms, Ryder Scott Company, L.P.'s estimate was 6.2% below our reserve estimate, and NSAI's estimate was 7.9% below our reserve estimate. For estimates of proved reserves at December 31, 2006, our outside independent reserve engineers arrived at reserve estimates that were greater than 10% above or below our own estimates for approximately 52% of our wells. This represents approximately 45% of the total proved reserves covered in the review reports. At the material property level, the independent engineer reserve estimates ranged between 21.3% above our internal reserve estimates to 2.4% below our estimates in the year-end 2006 reserve report.

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

        The reserve review letter provided by NSAI states that "in our opinion the estimates of Bill Barrett's proved reserves and future revenue shown herein are, in the aggregate, reasonable" following an independent estimation of reserve quantities with economic parameters and other factual data provided by us and accepted by NSAI.

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

        From time to time, we engage NSAI and Ryder Scott to review and/or evaluate the reserves of properties that we are considering purchasing and to provide technical consulting on well testing. Neither NSAI nor Ryder Scott nor any of their respective employees has any interest in those properties, and the compensation for these engagements is not contingent on their estimates of reserves and future cash inflows for the subject properties. During 2008 and 2007, we paid NSAI approximately $220,000 and $216,000, respectively, for reviewing our reserve estimates. We did not employ NSAI for other consulting services during either year. During 2008 and 2007, we did not employ Ryder Scott to review our reserves or provide other consulting services.

        On December 31, 2008, the SEC published the final rules and interpretations updating its oil and gas reserves reporting requirements. Many of the revisions are updates to definitions in the existing oil and gas rules to make them consistent with the Petroleum Resource Management system, which is a widely accepted set of evaluation guidelines that are designed to support assessment processes throughout the resource asset lifecycle. These guidelines were prepared by the Society of Petroleum Engineers, or SPE, Oil and Gas Reserves Committee with cooperation from many industry organizations. One of the key changes to the previous SEC rules relates to using a 12-month average commodity price to calculate the value of proved reserves versus the current method of using year-end prices. Other key revisions include the ability to include nontraditional resources in reserves, the use of new technology for determining reserves, the opportunity to establish proved undeveloped reserves without the requirement of an adjacent producing well and permitting disclosure of probable and possible reserves. The SEC will require companies to comply with the amended disclosure requirements for registration statements filed after January 1, 2010, and for annual reports for fiscal years ending on or after December 15, 2009. Early adoption is not permitted. The Company is currently assessing the impact that the adoption will have on the Company's disclosures and financial statements.

Production and Price History

        The following table sets forth information regarding net production of oil, natural gas and natural gas liquids and certain price and cost information for each of the periods indicated:

	Year Ended December 31,
	2008	2007	2006
Production Data:
Natural gas (MMcf)(1)	73,623	57,678	47,928
Oil (MBbls)	661	586	696
Combined volumes (MMcfe)	77,589	61,194	52,104
Daily combined volumes (MMcfe/d)	212.0	167.7	142.8
Average Prices(2):
Natural gas (per Mcf)	$7.61	$5.89	$6.40
Oil (per Bbl)	69.55	59.87	53.50
Combined (per Mcfe)	7.81	6.13	6.60
Average Costs ($ per Mcfe):
Lease operating expense	$0.57	$0.68	$0.57
Gathering and transportation expense	0.51	0.38	0.30
Production tax expense	0.57	0.37	0.50
Depreciation, depletion and amortization(3)	2.66	2.87	2.69
General and administrative(4)	0.52	0.52	0.53

(1)
Production of natural gas liquids is included in natural gas revenues and production.

(2)
Includes the effects of hedging transactions, which increased average natural gas prices by $0.56, $1.52 and $0.46 per Mcf in 2008, 2007 and 2006, respectively, and reduced average oil prices by $13.72, $1.31, and $5.90 per Bbl in 2008, 2007 and 2006, respectively.

(3)
The depreciation, depletion and amortization, or DD&A, per Mcfe for the years ended December 31, 2007 and 2006 excludes the production associated with our properties held for sale throughout the year in the Uinta, Williston and DJ Basins, as these properties were excluded from amortization during the appropriate periods in which these properties were classified as held for sale.

(4)
General and administrative expense presented herein excludes non-cash stock-based compensation of $16.8 million, $10.2 million and $6.5 million for the years ended December 31, 2008, 2007 and 2006, respectively, which equates to a reduction to G&A of $0.22 per Mcfe, $0.17 per Mcfe and $0.12 per Mcfe, respectively. G&A expense excluding non-cash stock-based compensation is a non-GAAP measure. Non-cash stock-based compensation is combined with general and administrative expense for a total of $57.2 million, $42.2 million and $34.2 million for the years ended December 31, 2008, 2007 and 2006, respectively, in the Consolidated Statements of Operations. Management believes the separate presentation of the non-cash component of general and administrative expense is useful because the cash portion provides a better understanding of our required cash for general and administrative expenses. We also believe that this disclosure allows for a more accurate comparison to our peers, which may have higher or lower costs associated with equity grants.

Productive Wells

        The following table sets forth information at December 31, 2008 relating to the productive wells in which we owned a working interest as of that date. Productive wells consist of producing wells and wells capable of production, including natural gas wells awaiting pipeline connections to commence deliveries and oil wells awaiting connection to production facilities. Gross wells are the total number of producing wells in which we have an interest, and net wells are the sum of our fractional working interests owned in gross wells.

	Gas		Oil
Basin	Gross Wells	Net Wells	Gross Wells	Net Wells
Uinta	146.0	133.0	15.0	10.4
Piceance	424.0	382.2	—	—
Powder River	666.0	455.1	43.0	8.9
Wind River	165.0	148.4	—	—
Other	4.0	2.1	—	—

Total	1,405.0	1,120.8	58.0	19.3

Developed and Undeveloped Acreage

        The following table sets forth information as of December 31, 2008 relating to our leasehold acreage.

	Developed Acreage(1)		Undeveloped Acreage(2)
Basin/Area	Gross	Net	Gross	Net
Uinta	21,520	19,821	276,856	191,885	(3)
Piceance	7,794	6,147	12,540	10,295
Powder River	79,325	50,026	119,494	77,397
Wind River	9,216	6,372	336,164	226,636
Big Horn	801	374	131,507	64,155
Paradox	560	461	461,227	265,712
Green River	—	—	61,914	54,381
Montana Overthrust	—	—	384,054	174,448
Utah Hingeline	—	—	26,537	18,208
Other	1,241	904	134,548	120,252

Total	120,457	84,105	1,944,841	1,203,369	(3)

(1)
Developed acres are acres spaced or assigned to productive wells.

(2)
Undeveloped acres are acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil or natural gas, regardless of whether such acreage contains proved reserves.

(3)
An additional 105,862 net undeveloped acres that are subject to drill-to-earn agreements are not included.

        Many of the leases comprising the undeveloped acreage set forth in the table above will expire at the end of their respective primary terms unless production from the leasehold acreage has been established prior to such date, in which event the lease will remain in effect until the cessation of production. We generally have been able to obtain extensions of the primary terms of our federal leases for the period in which we have been unable to obtain drilling permits due to a pending Environmental Assessment, Environmental Impact Statement or related legal challenge. The following table sets forth, as of December 31, 2008, the expiration periods of the gross and net acres that are subject to leases summarized in the above table of undeveloped acreage.

	Undeveloped Acres Expiring
Twelve Months Ending:	Gross	Net
December 31, 2009	122,187	49,334
December 31, 2010	249,416	118,108
December 31, 2011	250,678	127,880
December 31, 2012	171,513	114,102
December 31, 2013 and later(1)	1,182,802	816,077

Total	1,976,596	1,225,501

(1)
Includes 420,052 gross and 261,636 net undeveloped acres held by production from other leasehold acreage or held by federal units.

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

	Year Ended December 31, 2008		Year Ended December 31, 2007(1)		Year Ended December 31, 2006
	Gross	Net	Gross	Net	Gross	Net
Development
Productive	77.0	67.9	54.0	46.6	48.0	41.1
Dry	—	—	1.0	0.5	—	—
Exploratory
Productive	136.0	120.7	177.0	136.4	121.0	85.2
Dry(2)	—	—	6.0	2.5	3.0	1.6

Total
Productive	213.0	188.6	231.0	183.0	169.0	126.3
Dry	—	—	7.0	3.0	3.0	1.6

(1)
The determination of development and exploratory wells shown in the table above is based on an interpretation of the definitions of those terms in Rule 4-10(a) of Regulation S-X, which governs financial disclosures in filings with the SEC, that includes as development wells only those wells drilled on drilling locations to which proved undeveloped reserves have been attributed at the time at which drilling of the wells commenced and in which all other wells are considered exploratory. We also are providing information with respect to drilling results in which development wells include not only wells drilled on PUD locations but also wells drilled in a proved area in which proved reserves have been attributed by our reservoir engineers as of the time of commencement of drilling. On this basis, during 2008, we completed 196 gross (176.6 net) productive and no dry development wells and 17 gross (12.0 net) productive and no dry exploratory wells.

(2)
The exploratory dry hole category for the period ended December 31, 2008 excludes two scientific wells that were drilled for data gathering purposes that are included in exploration expense in the Consolidated Statement of Operations.

Operations

General

        In general, we serve as operator of wells in which we have a greater than 50% working interest. In addition, we seek to be operator of wells in which we have lesser interests. As operator, we obtain regulatory authorizations, design and manage the development of a well and supervise operation and maintenance activities on a day-to-day basis. We do not own drilling rigs or the majority of the other oil field service equipment used for drilling or maintaining wells on the properties we operate. Independent contractors engaged by us provide the majority of the equipment and personnel associated with these activities. We employ drilling, production and reservoir engineers and geologists and other specialists who work to improve production rates, increase reserves and lower the cost of operating our natural gas and oil properties.

Marketing and Customers

        We market the majority of the natural gas and oil production from properties we operate for both our account and the account of the other working interest owners in these properties. We sell our production to a variety of purchasers under gas purchase contracts with daily, monthly, seasonal, annual or multi-year terms, all at market prices. Purchasers include pipelines, processors, marketing companies, local distribution companies, and end users. We normally sell production to a relatively small number of customers, as is customary in the exploration, development and production business. However, based on the current demand for natural gas and oil and the availability of other purchasers, we believe that the loss of any one or all of our major purchasers would not have a material adverse effect on our financial condition and results of operations.

        During 2008, EnCana Oil & Gas and Sempra Energy Trading Corporation accounted for 16.7% and 16.6%, respectively, of the Company's oil and gas production revenues. During 2007, Sempra Energy Trading Corporation, EnCana Oil & Gas and United Energy Trading accounted for 20.6%, 15.7% and 8.7%, respectively, of the Company's oil and gas production revenues. During 2006, Sempra Energy Trading Corporation, Xcel Energy Inc. and ONEOK Inc. accounted for 21.3%, 10.0% and 9.7%, respectively, of the Company's oil and gas production revenues. Management believes that the loss of any individual purchaser would not have a long-term material adverse impact on the financial position or results of operations of the Company.

        We enter into hedging transactions with unaffiliated third parties for portions of our natural gas production to achieve more predictable cash flows and to reduce our exposure to fluctuations in natural gas prices. For a more detailed discussion, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview" and "Item 7A. Quantitative and Qualitative Disclosures About Market Risk."

        Our natural gas and oil are transported through our own and third party gathering systems and pipelines, and we incur processing, gathering and transportation expenses to move our natural gas from the wellhead to a purchaser-specified delivery point. These expenses vary based on the volume and distance shipped, and the fee charged by the third-party processor or transporter. Capacity on these gathering systems and pipelines is occasionally limited and at times unavailable because of repairs or improvements, or as a result of priority transportation agreements with other gas shippers. While our ability to market our natural gas has been only infrequently limited or delayed, if transportation space is restricted or is unavailable, our cash flow from the affected properties could be adversely affected. In certain instances, we enter into firm transportation agreements to provide for pipeline capacity to flow and sell a portion of our gas volumes. In order to meet pipeline specifications, we are required, in some cases, to process our gas before we can transport it. We typically contract with third parties in the Piceance, Wind River, Uinta, Powder and Paradox Basins to process our natural gas. We also may enter into firm sales agreements to ensure that we are selling to a purchaser who has contracted for pipeline capacity. These agreements are subject to the limitations discussed above in this paragraph. The following table sets forth information about material long-term firm transportation contracts for pipeline capacity and firm processing contracts, both of which typically require a demand charge and firm sales contracts.

Type of Arrangement	Pipeline System / Location	Gross Deliveries (MMBtu/d)	Term
Firm Sales	Questar Pipeline	10,000	4/06 - 12/09
Firm Sales	Questar Pipeline	8,500	5/05 - 3/10
Firm Sales	Cheyenne Hub	7,500	11/08 - 8/11
Firm Sales	Cheyenne Hub	7,000	11/08 - 8/11
Firm Sales	Rockies Express	30,000	1/08 - 12/09
Firm Sales	KMI	7,500	1/09 - 12/09
Firm Transport	WIC Medicine Bow	5,000	6/08 - 3/14
Firm Transport	WIC Medicine Bow	30,000	11/07 - 3/15
Firm Transport	WIC Medicine Bow	25,000	4/09 - 3/19
Firm Transport	WIC Medicine Bow	Varies	12/08 - 6/13
Firm Transport	WIC Kanda	15,000	12/08 - 11/23
Firm Transport	Questar Pipeline	12,000	11/05 - 10/15
Firm Transport	Questar Pipeline	25,000	1/07 - 12/16
Firm Transport	Cheyenne Plains	9,000	2/05 - 4/17
Firm Transport	Cheyenne Plains	5,000	5/17 - 4/18
Firm Transport	Questar Pipeline	25,000	11/07 - 10/17
Firm Transport	Rockies Express	25,000	1/08 - 6/19
Firm Transport	Questar Pipeline	15,000	1/08 - 6/09
Firm Transport	Questar Gas	70,000	3/09 - 2/20
Firm Processing	Questar Gas	70,000	3/09 - 2/20
Firm Processing	Questar Pipeline	50,000	8/06 - 8/16
Firm Processing	Questar Pipeline	50,000	4/07 - 6/09

Hedging Activities

        We have an active commodity hedging program to mitigate the risks of the volatile prices of natural gas and oil. Typically, we intend to be approximately 50-70% hedged on our oil and natural gas production a forward 12-month basis using a combination of swaps, cashless collars and other financial derivative instruments with counterparties that we believe are creditworthy. For additional information on our hedging activities, see "Item 7A. Quantitative and Qualitative Disclosures About Market Risk."

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

Title to Properties

        As is customary in the oil and gas industry, we initially conduct only a cursory review of the title to our properties on which we do not have proved reserves. Prior to the commencement of drilling operations on those properties, we conduct a thorough title examination and perform curative work for significant defects. To the extent title opinions or other investigations reflect title defects on those properties, we are typically responsible for curing any title defects at our expense. We generally will not commence drilling operations on a property until we have cured any material title defects on such property. We have obtained title opinions on substantially all of our producing properties and believe that we have satisfactory title to our producing properties in accordance with standards generally accepted in the oil and gas industry. Prior to completing an acquisition of producing natural gas and oil leases, we perform title reviews on the most significant leases and, depending on the materiality of the properties, we may obtain a title opinion or review previously obtained title opinions. Our natural gas and oil properties are subject to customary royalty and other interests, liens for current taxes and other burdens that we believe do not materially interfere with the use of our properties or affect of our carrying value of the properties.

Seasonal Nature of Business

        Generally, but not always, the demand for natural gas decreases during the spring and fall months and increases during the summer and winter months. Seasonal anomalies such as mild winters or cool summers sometime lessen this fluctuation. In addition, certain natural gas users utilize natural gas storage facilities and purchase some of their anticipated winter requirements during the summer. This can also lessen seasonal demand fluctuations. Seasonal weather conditions and lease stipulations can limit our drilling and producing activities and other oil and natural gas operations in certain areas of the Rocky Mountain region. These seasonal anomalies can pose challenges for meeting our well drilling objectives and can increase competition for equipment, supplies and personnel during the spring and summer months, which could lead to shortages and increase costs or delay our operations.

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

        These laws, rules and regulations may also restrict the rate of oil and natural gas production below the rate that would otherwise be possible. The regulatory burden on the oil and gas industry increases the cost of doing business and consequently affects profitability. Additionally, Congress and federal and state agencies frequently revise the environmental laws and regulations, and any changes that result in delay or more stringent and costly permitting, waste handling, disposal and clean-up requirements for the oil and gas industry could have a significant impact on our operating costs. We believe that we substantially comply with all current applicable environmental laws and regulations and that our continued compliance with existing requirements will not have a material adverse impact on our financial condition and results of operations. However, we cannot predict the passage of or quantify the potential impact of more stringent future laws and regulations at this time. For the year ended December 31, 2008, we did not incur any material capital expenditures for remediation or retrofit of pollution control equipment at any of our facilities.

        The environmental laws and regulations which could have a material impact on the oil and natural gas exploration and production industry are as follows:

        National Environmental Policy Act.    Oil and natural gas exploration and production activities on federal lands are subject to the National Environmental Policy Act, or NEPA. NEPA requires federal agencies, including the Departments of Interior and Agriculture, to evaluate major agency actions having the potential to significantly impact the environment. In the course of such evaluations, an agency will have an environmental assessment prepared that assesses the potential direct, indirect and cumulative impacts of a proposed project. If impacts are considered significant, the agency will prepare a more detailed environmental impact study, or EIS, that is made available for public review and comment. All of our current exploration and production activities, as well as proposed exploration and development plans, on federal lands require governmental permits that are subject to the requirements of NEPA. This process has the potential to delay the development of oil and natural gas projects. Authorizations under NEPA also are subject to protest, appeal or litigation, which can delay or halt projects.

        Waste Handling.    The Resource Conservation and Recovery Act, or RCRA, and comparable state statutes affect oil and gas exploration and production activities by imposing regulations on the generation, transportation, treatment, storage, disposal and cleanup of "hazardous wastes" and on the disposal of non-hazardous wastes. Under the auspices of the Environmental Protection Agency, or EPA, the individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. Drilling fluids, produced waters and most of the other wastes associated with the exploration, development and production of crude oil, natural gas, or geothermal energy constitute "solid wastes," which are regulated under the less stringent, non-hazardous waste provisions, but there is no guarantee that the EPA or the individual states will not adopt more stringent requirements for the handling of non-hazardous wastes or categorize some non-hazardous wastes as hazardous for future regulation. Indeed, legislation has been proposed from time to time in Congress to re-categorize certain oil and gas exploration and production wastes as "hazardous wastes".

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

        Comprehensive Environmental Response, Compensation and Liability Act.    The Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, also known as the "superfund" law, imposes joint and several liability, without regard to fault or legality of conduct, on classes of persons who are considered to be responsible for the release of a "hazardous substance" into the environment. These persons include the owner or operator of the disposal site, or site where the release occurred, and companies that disposed or arranged for the disposal of the hazardous substance. Under CERCLA, such persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. In addition, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. In the course of our operations, we use materials that, if released, would be subject to CERCLA. Therefore, governmental agencies or third parties may seek to hold us responsible under CERCLA for all or part of the costs to clean up sites at which such "hazardous substances" have been deposited.

        Water Discharges.    The Federal Water Pollution Control Act, also known as the Clean Water Act, and analogous state laws impose restrictions and strict controls regarding the discharge of pollutants, including produced waters and other oil and gas wastes, into waters of the United States. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or the state. These prescriptions also prohibit the discharge of dredge and fill material in regulated waters, including wetlands, unless authorized by a permit issued by the U.S. Army Corps of Engineers. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the federal Clean Water Act and analogous state laws and regulations. We maintain all required discharge permits necessary to conduct our operations, and we believe we are in substantial compliance with the terms thereof. Obtaining permits has the potential to delay the development of oil and natural gas projects. These same regulatory programs also limit the total volume of water that can be discharged, hence limiting the rate of development.

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

        Climate Change.    The Kyoto Protocol to the United Nations Framework Convention on Climate Change went into effect in February 2005 and requires all industrialized nations that ratified the Protocol to reduce or limit greenhouse gas emissions to a specified level by 2012. The United States has not ratified the Protocol, and the U.S. Congress has resisted recent proposed legislation directed at reducing greenhouse gas emissions. However, there is increasing public pressure from environmental groups and some states for the United States to develop a national program for regulating greenhouse gas emissions, and several states have already adopted regulations or announced initiatives focused on decreasing or stabilizing greenhouse gas emissions associated with industrial activity, primarily carbon dioxide emissions from power plants. The oil and natural gas exploration and production industry is a direct source of certain greenhouse gas emissions, namely carbon dioxide and methane, and future restrictions on the combustion of fossil fuels or the venting of natural gas could impact our future operations. Our operations are not adversely impacted by current state and local climate change initiatives and, at this time, it is not possible to accurately estimate how potential future laws or regulations addressing greenhouse gas emissions would impact our business.

        Homeland Security.    Legislation continues to be introduced in Congress, and development of regulations continues in the Department of Homeland Security and other agencies, concerning the security of industrial facilities, including oil and natural gas facilities. Our operations may be subject to such laws and regulations. Presently, it is not possible to accurately estimate the costs we could incur to comply with any such facility security laws or regulations, but such expenditures could be substantial.

Other Regulation of the Oil and Gas Industry

        The oil and gas industry is extensively regulated by numerous federal, state and local authorities, including Native American tribes. Legislation affecting the oil and gas industry is under constant review for amendment or expansion, frequently increasing the regulatory burden. Also, numerous departments and agencies, federal, state, local, and Native American tribes are authorized by statute to issue rules and regulations binding on the oil and gas industry and its individual members, some of which carry substantial penalties for failure to comply. Although the regulatory burden on the oil and gas industry increases our cost of doing business and, consequently, affects our profitability, these burdens generally do not affect us any differently or to any greater or lesser extent than they affect other companies in the industry with similar types, quantities and locations of production.

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

  •
  the rates of production or "allowables;"

  •
  the surface use and restoration of properties upon which wells are drilled and other third parties;

  •
  wildlife management and protection;

  •
  property mitigation measures;

  •
  the plugging and abandoning of wells; and

  •
  notice to, and consultation with, surface owners and other third parties.

        State laws regulate the size and shape of drilling and spacing units or proration units governing the pooling of oil and natural gas properties. Some states allow forced pooling or integration of tracts to facilitate exploration while other states rely on voluntary pooling of lands and leases. In some instances, forced pooling or unitization may be implemented by third parties and may reduce our interest in the unitized properties. In addition, state conservation laws establish maximum rates of production from oil and natural gas wells generally prohibit the venting or flaring of natural gas and impose requirements regarding the ratability of production. These laws and regulations may limit the amount of natural gas and oil we can produce from our wells or limit the number of wells or the locations at which we can drill. Moreover, each state generally imposes a production or severance tax with respect to the production and sale of oil, natural gas and natural gas liquids within its jurisdiction.

        Natural Gas Sales Transportation.    Historically, federal legislation and regulatory controls have affected the price of the natural gas we produce and the manner in which we market our production. The Federal Energy Regulatory Commission, or FERC, has jurisdiction over the transportation and sale or resale of natural gas in interstate commerce by natural gas companies under the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978. Since 1978, various federal laws have been enacted that have resulted in the complete removal of all price and non-price controls for sales of domestic natural gas sold in "first sales," which include all of our sales of our own production.

        FERC also regulates interstate natural gas transportation rates and service conditions, which affects the marketing of natural gas that we produce, as well as the revenues we receive for sales of our natural gas. Commencing in 1985, FERC promulgated a series of orders, regulations and rule makings that significantly fostered competition in the business of transporting and marketing gas. Today, interstate pipeline companies are required to provide nondiscriminatory transportation services to producers, marketers and other shippers, regardless of whether such shippers are affiliated with an interstate pipeline company. FERC's initiatives have led to the development of a competitive, unregulated, open access market for gas purchases and sales that permits all purchasers of gas to buy gas directly from third-party sellers other than pipelines. However, the natural gas industry historically has been very heavily regulated; therefore, we cannot guarantee that the less stringent regulatory approach recently pursued by FERC and Congress will continue indefinitely into the future, nor can we determine what effect, if any, future regulatory changes might have on our natural gas-related activities.

        Under FERC's current regulatory regime, transmission services must be provided on an open-access, non-discriminatory basis at cost-based rates or at market-based rates if the transportation market at issue is sufficiently competitive. Gathering services, which occurs upstream of jurisdictional transmission services, is regulated by state agencies. Although its policy is still in flux, FERC recently has reclassified certain jurisdictional transmission facilities as non-jurisdictional gathering facilities, which has the tendency to increase our costs of getting gas to point-of-sale locations.

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

Employees

        As of January 30, 2009, we had 274 full time equivalent employees. Of our 274 equivalent full time employees, 163 work in our Denver office and 111 are in our field offices. We also contract for the services of independent consultants involved in land, regulatory, accounting, financial and other disciplines as needed. None of our employees is represented by labor unions or covered by any collective bargaining agreement. We believe that our relations with our employees are good.

Offices

        As of December 31, 2008, we leased approximately 62,633 square feet of office space in Denver, Colorado at 1099 18th Street, where our principal offices are located. The lease for our Denver office expires in March 2011. We also own field offices in Waltman, Wyoming, Roosevelt, Utah and Silt, Colorado, and lease a field office in Gillette, Wyoming. We believe that our facilities are adequate for our current operations and that we can obtain additional leased space if needed.

Website and Code of Business Conduct and Ethics

        Our website address is http://www.billbarrettcorp.com. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC at http://www.sec.gov. Additionally, our Code of Business Conduct and Ethics, which includes our code of ethics for senior financial management, Corporate Governance Guidelines and the charters of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are posted on our website at http://www.billbarrettcorp.com and are available in print free of charge to any stockholder who requests them. Requests should be sent by mail to our corporate secretary at our principal office at 1099 18th Street, Suite 2300, Denver, Colorado 80202. We intend to disclose on our website any amendments or waivers to our Code of Business Conduct and Ethics that are required to be disclosed pursuant to Item 5.05 of Form 8-K. This Annual Report on Form 10-K and our website contain information provided by other sources that we believe are reliable. We cannot assure you that the information obtained from other sources is accurate or complete. No information on our website is incorporated by reference herein or deemed to be part of this Annual Report on Form 10-K.

Annual CEO Certification

        As required by New York Stock Exchange rules, on May 19, 2008 we submitted an annual certification signed by our Chief Executive Officer certifying that he was not aware of any violation by us of New York Stock Exchange corporate governance listing standards as of the date of the certification.

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

        Coalbed methane or CBM.    Natural gas formed as a byproduct of the coal formation process, which is trapped in coal seams and produced by nontraditional means.

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

        Delineation.    The process of drilling wells away from, or that is removed from, a known point of well control.

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

        Environmental Assessment or EA.    An environmental assessment, a study that can be required pursuant to federal law prior to drilling a well.

        Environmental Impact Statement or EIS.    An environmental impact statement, a more detailed study that can be required pursuant to federal law of the potential direct, indirect and cumulative impacts of a project that may be made available for public review and comment.

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

        Net revenue interest.    An owner's interest in the revenues of a well after deducting proceeds allocated to royalty and overriding interests.

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

        Proved developed reserves or PDP.    Reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.

        Proved reserves.    The estimated quantities of oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be commercially recoverable in future years from known reservoirs under existing economic and operating conditions.

        Proved undeveloped reserves or PUD.    Proved reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion.

        Recompletion.    The process of re-entering an existing wellbore that is either producing or not producing and completing new reservoirs in an attempt to establish or increase existing production.

        Record of Decision or ROD.    A document that authorizes or denies the activity analyzed by an Environmental Impact Statement and provides the basis for this decision.

        Resource Management Plan or RMP.    A document that describes the Bureau of Land Management's intended uses of lands that are under its jurisdiction.

        Reservoir.    A porous and permeable underground formation containing a natural accumulation of producible natural gas and/or oil that is confined by impermeable rock or water barriers and is separate from other reservoirs.

        Salt diapir.    A generally long and linear geologic structure formed from the emplacement of a large column of salt into pre-existing rock layers.

        Shale gas.    Considered to be an unconventional accumulation of natural gas where the gas is recovered from extremely low permeability shales, generally through the use of horizontal drilling and massive hydraulic fracturing.

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

        Structural Play.    An accumulation of oil and gas in rock strata that has been folded or faulted.

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

        Lower oil and natural gas prices may not only decrease our revenues on a per unit basis, but also may reduce the amount of oil and natural gas that we can produce economically. This may result in our having to make substantial downward adjustments to our estimated proved reserves. If this occurs or if our estimates of development costs increase, production data factors change or our exploration or development results deteriorate, successful efforts accounting rules may require us to write down, as a non-cash charge to earnings, the carrying value of our oil and natural gas properties for impairments. We are required to perform impairment tests on our assets whenever events or changes in circumstances lead to a reduction of the estimated useful life or estimated future cash flows that would indicate that the carry amount may not be recoverable or whenever management's plans change with respect to those assets. We may incur impairment charges in the future, which could have a material adverse effect on our results of operations in the period taken.

The continuing U.S. and global economic crisis could have a material adverse effect on our business and operations.

        Any or all of the following may occur as a result of the continuing crisis in the U.S. and world financial and securities markets:

  •
  We may be unable to obtain additional debt or equity financing, which would require us to limit our capital expenditures and other spending. This would lead to lower growth in our production and reserves than if we were able to spend more than our cash flow as we have in the past. Financing costs may significantly increase as lenders may be reluctant to lend without receiving higher fees and spreads.

  •
  The economic slowdown has led and could continue to lead to lower demand for oil and natural gas by individuals and industries, which in turn has resulted and could continue to result in lower prices for the oil and natural gas sold by us, lower revenues and possibly losses.

  •
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

  •
  Our credit facility, which was amended on October 20, 2008 (the "Amended Credit Facility"), bears floating interest rates based on the London Interbank Offer Rate (LIBOR). Recently, as banks were reluctant to lend to each other to avoid risk, LIBOR had increased to unprecedented spread levels. This causes higher interest expense for unhedged levels of LIBOR-based borrowings.

  •
  Our Amended Credit Facility requires the lenders to redetermine our borrowing base semi-annually. The redeterminations are based on our proved reserves and hedge position based on price assumptions that our lenders require us to calculate reserves pursuant to the Amended Credit Facility. It is feasible that the banks could reduce their price deck and our borrowing base could be reduced. This would reduce our funds available to borrow.

  •
  Pipeline companies may be unable to obtain funding for new pipelines, leading to an increased inability to transport gas out of our operating areas in the Rocky Mountains to markets with higher demand and higher prices. As a result, we could be faced with lower prices in the Rocky Mountain region due to increasing supplies and lower demand in the region compared to more populated and more heavily industrialized areas with higher demand. This would result in lower revenues for us and possibly losses.

  •
  Bankruptcies of financial institutions or illiquidity of money market funds may limit or delay our access to our cash equivalent deposits, causing us to lose some or all of those funds or to incur additional costs to borrow funds needed on a short-term basis that were previously funded from our money market deposits.

  •
  Bankruptcies of purchasers of our natural gas and oil could lead to the delay or failure of us to receive the revenues from those sales.

Our development and exploration operations require substantial capital and we may be unable to obtain needed capital or financing on satisfactory terms or at all, which could lead to a loss of properties and a decline in our natural gas and oil reserves.

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

  •
  our ability to acquire, locate and produce new reserves;

  •
  global credit and securities markets; and

  •
  the ability and willingness of lenders and investors to provide capital and the cost of that capital.

        If our revenues or the borrowing base under our Amended Credit Facility decreases as a result of lower oil and natural gas prices, operating difficulties, declines in reserves or for any other reason, we may have limited ability to obtain the capital necessary to sustain our operations at current levels. We may, from time to time, need to seek additional financing. Our Amended Credit Facility restricts our ability to obtain new financing. There can be no assurance as to the availability or terms of any additional financing.

        If additional capital is needed, we may not be able to obtain debt or equity financing on terms favorable to us, or at all. If cash generated by operations or available under our Amended Credit Facility is not sufficient to meet our capital requirements, the failure to obtain additional financing could result in a curtailment of our operations relating to exploration and development of our prospects, which in turn could lead to a possible loss of properties and a decline in our natural gas and oil reserves as well as our revenues and results of operations.

Drilling for and producing oil and natural gas are risky activities with many uncertainties that could adversely affect our business, financial condition or results of operations.

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

  •
  unusual or unexpected geological formations or other features;

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

        Additionally, the coalbeds in the Powder River Basin from which we produce methane gas frequently contain water, which may hamper our ability to produce gas in commercial quantities. The amount of coalbed methane that can be commercially produced depends upon the coal quality, the original gas content of the coal seam, the thickness of the seam, the reservoir pressure, the rate at which gas is released from the coal and the existence of any natural fractures through which the gas can flow to the well bore. Coalbeds, however, frequently contain water that must be removed in order for the gas to detach from the coal and flow to the well bore. The average life of a coalbed well can range from five to 11 years depending on the coal seam compared to up to 30 years for a non-coalbed well. Our ability to remove and economically dispose of sufficient quantities of water from the coal seam will determine whether or not we can produce coalbed methane in commercial quantities.

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

        Underground accumulations of oil and natural gas can not be measured in an exact way. Oil and natural gas reserve engineering requires estimates of underground accumulations of oil and natural gas and assumptions concerning future oil and natural gas prices, production levels and operating and development costs. As a result, estimated quantities of proved reserves and projections of future production rates and the timing of development expenditures may be incorrect.

        Our estimates of proved reserves are determined at prices and costs at the date of the estimate. Any significant variance from these prices and costs could greatly affect our estimates of reserves. The pricing revision at year-end 2008 at prices of $4.61 per MMBtu of gas and $41.00 per barrel of oil, relative to year-end 2007 prices of $6.04 per MMBtu and $92.50 per barrel of oil, was downward 7.3 Bcfe.

        We prepare our own estimates of proved reserves, which are reviewed by independent petroleum engineers. Over time, our internal engineers may make material changes to reserve estimates taking into account the results of actual drilling, testing and production. For additional information about these risks and their impact on our reserves, see "Items 1 and 2. Business and Properties—Oil and Gas Data—Proved Reserves" and "Notes to Consolidated Financial Statements—15. Supplementary Oil and Gas Information (unaudited)—Analysis of Changes in Proved Reserves" in this Annual Report on Form 10-K.

Unless we replace our oil and natural gas reserves, our reserves and production will decline, which would adversely affect our business, financial condition and results of operations.

        Producing oil and natural gas reservoirs generally are characterized by declining production rates that vary depending upon reservoir characteristics and other factors. Because total estimated proved reserves include our proved undeveloped reserves at December 31, 2008, production will decline even if those proved undeveloped reserves are developed and the wells produce as expected. The rate of decline will change if production from our existing wells declines in a different manner than we have estimated and can change under other circumstances. Thus, our future oil and natural gas reserves and production and, therefore, our cash flow and income are highly dependent upon our success in efficiently developing and exploiting our current reserves and economically finding or acquiring additional recoverable reserves. We may not be able to develop, find or acquire additional reserves to replace our current and future production at acceptable costs.

Prospects that we decide to drill may not yield natural gas or oil in commercially viable quantities.

        We describe some of our prospects and our plans to explore those prospects in "Items 1 and 2. Business and Properties." A prospect is a property on which we have identified what our geoscientists believe, based on available seismic and geological information, to be indications of natural gas or oil. Our prospects are in various stages of evaluation, ranging from a prospect that is ready to drill to a prospect that will require substantial additional seismic data processing and interpretation. However, the use of seismic data and other technologies and the study of producing fields in the same area will not enable us to know conclusively prior to drilling and testing whether natural gas or oil will be present or, if present, whether natural gas or oil will be present in sufficient quantities to recover drilling or completion costs or to be economically viable. If we drill additional wells that we identify as dry holes in our current and future prospects, our drilling success rate may decline and materially harm our business. The cost of drilling, completing and operating any well is often uncertain, and new wells may not be productive. Such uncertainties may harm our business and results of operations.

Certain of our leases in the Powder River Basin are in areas that may have been partially depleted or drained by offset wells or impacted by nearby coal mining activities.

        The Powder River Basin represents a significant part of our drilling program and production. In the Powder River Basin, nearly all of our operations are in coalbed methane plays, and our key project areas are located in areas that have been the most active drilling areas in the Rocky Mountain region. As a result, many of our leases are in areas that may have already been partially depleted or drained by earlier offset drilling. This may inhibit our ability to find economically recoverable quantities of natural gas in these areas. In addition, activities related to the mining of coal near our operations, including core-hole drilling to determine the aerial extent of coal deposits and the mining of coal, may introduce oxygen into our producing wells and compressors, causing production to be shut-in, or allow hydrocarbons to escape before they can be recovered. This would lead to a loss of reserves and revenues.

Our identified drilling location inventories are scheduled out over several years, making them susceptible to uncertainties that could materially alter the occurrence or timing of their drilling.

        Our management has specifically identified and scheduled drilling locations as an estimation of our future multi-year drilling activities on our existing acreage. These identified drilling locations represent a significant part of our growth strategy. Our ability to drill and develop these locations depends on a number of uncertainties, including the availability of capital, seasonal conditions, regulatory approvals, natural gas and oil prices, costs and drilling results. Because of these uncertainties, we do not know if the numerous potential drilling locations we have identified will ever be drilled or if we will be able to produce natural gas or oil from these or any other potential drilling locations. As such, our actual drilling activities may materially differ from those presently identified, which could adversely affect our business. In 2009, we plan to participate in the drilling of up to 163 gross wells depending on budgetary considerations.

Our use of 2-D and 3-D seismic data is subject to interpretation and may not accurately identify the presence of natural gas and oil, which could adversely affect the results of our drilling operations.

        Even when properly used and interpreted, 2-D and 3-D seismic data and visualization techniques are only tools used to assist geoscientists in identifying subsurface structures and hydrocarbon indicators and do not enable geoscientists to know whether hydrocarbons are, in fact, present in those structures and the amount of hydrocarbons. We are employing 3C 3-D seismic technology to certain of our projects. The implementation and practical use of 3C 3-D seismic technology is relatively new, unproven and unconventional, which can lessen its effectiveness, at least in the near term, and increase our costs. In addition, the use of 3-D seismic and other advanced technologies requires greater predrilling expenditures than traditional drilling strategies, and we could incur greater drilling and testing expenses as a result of such expenditures, which may result in a reduction in our returns or losses. As a result, our drilling activities may not be successful or economical, and our overall drilling success rate or our drilling success rate for activities in a particular area could decline.

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

        Our Powder River Basin coalbed methane exploration and production activities result in the discharge of produced groundwater into adjacent lands and waterways. The ratio of methane gas to produced water varies over the life of the well. The environmental soundness of discharging produced groundwater pursuant to water discharge permits has come under increased scrutiny. Moratoriums on the issuance of additional water discharge permits or more costly methods of handling these produced waters, may affect future well development. Compliance with more stringent laws or regulations, more vigorous enforcement policies of the regulatory agencies, difficulties in negotiating required surface use agreements with land owners or receiving other governmental approvals could delay our Powder River Basin exploration and production activities and/or require us to make material expenditures for the installation and operation of systems and equipment for pollution control and/or remediation, all of which could have a material adverse effect on our financial condition or results of operations.

        In August 2004, the Tenth Circuit Court of Appeals in Pennaco Energy, Inc. v. United States Department of the Interior, upheld a decision by the Interior Board of Land Appeals that the Department of the Interior's BLM failed to fully comply with the National Environmental Policy Act, or NEPA, in granting certain federal leases in the Powder River Basin to Pennaco Energy, Inc. for coalbed methane development. Other recent decisions in the federal district court in Montana have also held that BLM failed to comply with NEPA when considering coalbed methane development in the Powder River Basin. While these recent decisions have not had a material direct impact on our current operations or planned exploration and development activities, future litigation and/or agency responses to such litigation could materially impact our ability to obtain required regulatory approvals to conduct operations in the Powder River Basin.

        Part of the regulatory environment in which we operate includes, in some cases, federal requirements for performing or preparing environmental assessments, environmental impact studies and/or plans of development before commencing exploration and production activities. In addition, our activities are subject to the regulation by oil and natural gas-producing states and Native American tribes of conservation practices and protection of correlative rights. These regulations affect our operations and limit the quantity of oil and natural gas we may produce and sell. A major risk inherent in our drilling plans is the need to obtain drilling permits from state, local and Native American tribal authorities. Delays in obtaining regulatory approvals or drilling permits, such as our delayed EIS in the West Tavaputs area, the failure to obtain a drilling permit for a well or the receipt of a permit with excessive conditions or costs could have a material adverse effect on our ability to explore on or develop our properties. Additionally, the oil and natural gas regulatory environment could change in ways that might substantially increase the financial and managerial costs to comply with the requirements of these laws and regulations and, consequently, adversely affect our profitability. Furthermore, we may be put at a competitive disadvantage to larger companies in our industry that can spread these additional costs over a greater number of wells and larger operating area. See "Items 1 and 2. Business and Properties—Business—Operations—Environmental Matters and Regulation" and "Items 1 and 2. Business and Properties—Business—Operations—Other Regulation of the Oil and Gas Industry."

Recent Colorado legislative changes could limit our Colorado operations and adversely affect our cost of doing business.

        Our future Rocky Mountain operations and cost of doing business may be affected by changes in regulations and the ability to obtain drilling permits. Our properties located in Colorado are subject to the authority of the Colorado Oil and Gas Conservation Commission, or COGCC. The COGCC has the authority to regulate oil and gas activities to protect public health, safety and welfare, including the environment and wildlife. In 2007, the Colorado legislature approved legislation changing the composition of the COGCC to reduce industry representation and to add the heads of the Colorado Department of Natural Resources, or CDNR, and the Colorado Department of Public Health and Environment, or CDPHE plus other stakeholders. In addition, the legislation required the COGCC to promulgate rules (1) in consultation with CDPHE, to provide CDPHE an opportunity to provide comments on public health issues during the COGCC's decision-making process and (2) in consultation with the Colorado Division of Wildlife, or CDOW, to establish standards for minimizing adverse impacts to wildlife resources affected by oil and gas operations and to ensure the proper reclamation of wildlife habitat during and following such operations. These rules become effective April 1, 2009 for the majority of our Colorado operations area. We believe the revised rules will cause additional costs and may cause delay in our operations in Colorado. The rules require consultation with the CDOW and CDPHE prior to drilling and completion operations in our Piceance Basin and for the portion of the Paradox Basin located in Colorado. The requirements for this consultation are open-ended and resulting permit restrictions remain subject to appeal by the CDOW, CDPHE and the surface owner. The CDOW may attempt to prohibit drilling and completion operations for some period corresponding to wildlife's use of the habitat. CDPHE may choose to impose costly conditions of approval and limit the areas that can be developed. If we are not able to avoid adverse requirements, our Piceance Basin and, if our Paradox Basin exploratory activities are successful, the Colorado portion of our Paradox Basin production and production growth would be reduced. In addition, the costs of these and the other proposed rules could add substantial increases in incremental well costs in our Colorado operations. The rules also would impact the ability and extend the time necessary to obtain drilling permits, which creates substantial uncertainty about our ability to obtain sufficient permits in a timely fashion in order to meet future drilling plans and thus production and capital expenditure targets. It is also possible that similar rules will be proposed in the other states in which we operate, further impacting our operations.

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

        Natural gas prices in the Rocky Mountain region can fall disproportionately when compared to other markets, due in part to continuing constraints in transporting natural gas from producing properties in the region. Because of the concentration of our operations in the Rocky Mountain region, such price decreases are more likely to have a material adverse effect on our revenue, profitability and cash flow than those of our more geographically diverse competitors.

Seasonal weather conditions and lease stipulations adversely affect our ability to conduct drilling activities in some of the areas where we operate.

        Oil and natural gas operations in the Rocky Mountains are adversely affected by seasonal weather conditions and lease stipulations designed to protect various wildlife. In certain areas on federal lands, drilling and other oil and natural gas activities can only be conducted during limited times of the year. This limits our ability to operate in those areas and can intensify competition during those times for drilling rigs, oil field equipment, services, supplies and qualified personnel, which may lead to periodic shortages. These constraints and the resulting shortages or high costs could delay our operations and materially increase our operating and capital costs. For example, we encountered limitations on our activities in the West Tavaputs area of the Uinta Basin earlier than expected in the fourth quarter of 2004 due to lease stipulations that prevented us from completing wells. In addition, our costs increased due to removal of a drilling rig, incurrence of expenses relating to the reinstallation of that rig and additional mobilization costs when the winter stipulations ended in the spring of 2005.

Properties that we buy may not produce as projected and we may be unable to determine reserve potential, identify liabilities associated with the properties or obtain protection from sellers against them.

        One of our growth strategies is to capitalize on opportunistic acquisitions of oil and natural gas reserves. However, our reviews of acquired properties are inherently incomplete, because it generally is not feasible to review in depth every individual property involved in each acquisition. Ordinarily, we will focus our review efforts on the higher value properties and will sample the remaining properties for reserve potential. However, even a detailed review of records and properties may not necessarily reveal existing or potential problems, nor will it permit a buyer to become sufficiently familiar with the properties to assess fully their deficiencies and potential. Inspections may not always be performed on every well, and environmental problems, such as ground water contamination, are not necessarily observable even when an inspection is undertaken. Even when problems are identified, we often assume certain environmental and other risks and liabilities in connection with acquired properties.

We have limited control over activities on properties we do not operate, which could reduce our production and revenues.

        Substantially all of our business activities are conducted through joint operating agreements under which we own partial interests in oil and natural gas properties. If we do not operate the properties in which we own an interest, we do not have control over normal operating procedures, expenditures or future development of underlying properties. The failure of an operator of our wells to adequately perform operations or an operator's breach of the applicable agreements could reduce our production and revenues. The success and timing of our drilling and development activities on properties operated by others, therefore, depends upon a number of factors outside of our control, including the operator's timing and amount of capital expenditures, expertise and financial resources, inclusion of other participants in drilling wells and use of technology. Because we do not have a majority interest in most wells that we do not operate, we may not be in a position to remove the operator in the event of poor performance.

Market conditions or operational impediments may hinder our access to oil and natural gas markets or delay our production.

        Market conditions or the unavailability of satisfactory oil and natural gas transportation arrangements may hinder our access to oil and natural gas markets or delay our production. The availability of a ready market for our oil and natural gas production depends on a number of factors, including the demand for and supply of oil and natural gas and the proximity of our reserves to pipelines and terminal facilities. Our ability to market our production depends in substantial part on the availability and capacity of gathering systems, pipelines and processing facilities owned and operated by third parties. Our failure to obtain such services on acceptable terms could materially harm our business. We may be required to shut in wells for a lack of a market or because of inadequacy or unavailability of natural gas pipeline, gathering system capacity or processing facilities. If that were to occur, we would be unable to realize revenue from those wells until production arrangements were made to deliver the production to market.

Our hedging activities could result in financial losses or could reduce our income.

        To achieve a more predictable cash flow, to reduce our exposure to adverse fluctuations in the prices of oil and natural gas, we currently, and will likely in the future, enter into hedging arrangements for a portion of our oil and natural gas production. Hedging arrangements for a portion of our oil and natural gas production expose us to the risk of financial loss in some circumstances, including when:

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

        Our counterparties are typically financial institutions, who are lenders under our Amended Credit Facility. The risk that a counterparty may default on its obligations is heightened by the recent financial sector crisis and other losses incurred by many banks and other financial institutions, including our counterparties or their affiliates. These losses may affect the ability of the counterparties to meet their obligations to us on hedge transactions, which would reduce our revenues from hedges at a time when we are also receiving a lower price for our natural gas and oil sales, thus triggering the hedge payments. As a result, our financial condition could be materially, adversely affected.

The inability of one or more of our customers to meet their obligations may adversely affect our financial results.

        Substantially all of our accounts receivable result from oil and natural gas sales or joint interest billings to third parties in the energy industry. This concentration of customers and joint interest owners may impact our overall credit risk in that these entities may be similarly affected by changes in economic and other conditions. In addition, our oil and natural gas hedging arrangements expose us to credit risk in the event of nonperformance by counterparties. Current economic circumstances and the increased bankruptcies may further increase these risks.

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

        We will depend on our Amended Credit Facility for a portion of our future capital needs. Our current Amended Credit Facility restricts our ability to obtain additional financing, make investments, lease equipment, sell assets and engage in business combinations. We also are, and expect to continue to be, required to comply with certain financial covenants and ratios. Our ability to comply with these restrictions and covenants in the future is uncertain and will be affected by the levels of cash flow from our operations and events or circumstances beyond our control. Our failure to comply with any of the restrictions and covenants under the Amended Credit Facility could result in a default under those facilities, which could cause all of our existing indebtedness to be immediately due and payable.

        Our current Amended Credit Facility limits the amounts we can borrow up to a borrowing base amount, determined by the lenders in their sole discretion, based upon projected revenues from the oil and natural gas properties securing our loan. The lenders can unilaterally adjust the borrowing base and the borrowings permitted to be outstanding under the Amended Credit Facility. Any increase in the borrowing base requires the consent of the lenders holding 75% of the commitments. If the required lenders do not agree on an increase, then the borrowing base will be the lowest borrowing base acceptable to the required number of lenders. Outstanding borrowings in excess of the borrowing base must be repaid immediately, or we must pledge other oil and natural gas properties as additional collateral. We do not currently have any substantial unpledged properties, and we may not have the financial resources in the future to make any mandatory principal prepayments required under the Amended Credit Facility.

The ability of our banks to fund their lending obligations under our credit facility may be limited, which would affect our ability to fund our operations.

        Our credit facility has commitments from 17 banks. With the current turbulent credit markets, the banks may become more restrictive in their lending practices or unable to fund their commitments, which would limit our access to capital to fund our capital expenditures and operations. This would limit our ability to generate revenues as well as limit our projected production and reserve growth, leading and declining production and potentially losses.

Possible regulation related to global warming and climate change could have an adverse effect on our operations and demand for oil and gas.

        Recent scientific studies have suggested that emissions of certain gases, commonly referred to as "greenhouse gases" including carbon dioxide and methane, may be contributing to warming of the Earth's atmosphere. In response to such studies, the U.S. Congress is actively considering legislation to reduce emissions of greenhouse gases. In addition, several states have already taken legal measures to reduce emissions of greenhouse gases. As a result of the U.S. Supreme Court's decision on April 2, 2007 in Massachusetts, et al. v. EPA, the EPA also may be required to regulate greenhouse gas emissions from mobile sources (e.g., cars and trucks) even if Congress does not adopt new legislation specifically addressing emissions of greenhouse gases. Other nations have already agreed to regulate emissions of greenhouse gases, pursuant to the United Nations Framework Convention on Climate Change, also known as the "Kyoto Protocol," an international treaty pursuant to which participating countries (not including the United States) have agreed to reduce their emissions of greenhouse gases to below 1990 levels by 2012. Passage of state or federal climate control legislation or other regulatory initiatives or the adoption of regulations by the EPA and analogous state agencies that restrict emissions of greenhouse gases in areas in which we conduct business could have an adverse effect on our operations and demand for oil and gas.

Risks Related to Our Common Stock

Our stock price and trading volume may be volatile, which could result in losses for our stockholders.

        The equity trading markets have experienced and may experience periods of volatility, which could result in highly variable and unpredictable pricing of equity securities. The market price of our common stock could change in ways that may or may not be related to our business, our industry or our operating performance and financial condition. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our common stock include:

  •
  actual or anticipated quarterly variations in our operating results;

  •
  changes in expectations as to our future financial performance or changes in financial estimates, if any, of public market analysts;

  •
  announcements relating to our business or the business of our competitors;

  •
  conditions generally affecting the oil and natural gas industry, including economic or other conditions that affect the demand for oil and natural gas;

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

        As of December 31, 2008, we had 45,128,431 shares of common stock outstanding, excluding stock options. All of the outstanding shares are freely tradable, other than shares held by our affiliates, are freely tradable. In addition, the remaining outstanding shares are either freely tradable or may be sold in accordance with the provisions of Rule 144. Certain of our stockholders have contractual rights to cause us to register the resale of up to 5,075,088 of our outstanding shares. This registration may be accomplished quickly by filing prospectus supplements under an automatically effective shelf registration statement. The resale of a large number of shares could cause our stock price to decline.

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

        Warburg Pincus Private Equity VIII, L.P. and Warburg Pincus Private Equity X, L.P. collectively own approximately 13.7% of our outstanding common stock. Accordingly, these related stockholders may be able to control the outcome of stockholder votes, including votes concerning the election of directors, the adoption or amendment of provisions in our certificate of incorporation or bylaws and the approval of mergers and other significant corporate transactions. This concentrated ownership makes it less likely that any other holder or group of holders of common stock will be able to affect the way we are managed or the direction of our business. These factors also may delay or prevent a change in our management or voting control. In addition, one of our directors is affiliated with Warburg Pincus Private Equity VIII, L.P. and Warburg Pincus Private Equity X, L.P.

        Furthermore, conflicts of interest could arise in the future between us, and Warburg Pincus concerning, among other things, potential competitive business activities or business opportunities. None of our institutional investors is restricted from competitive oil and natural gas exploration and production activities or investments, and our certificate of incorporation contains a provision that permits Warburg Pincus to participate in transactions relating to the acquisition, development and exploitation of oil and natural gas reserves without making such opportunities available to us.

Item 1B.    Unresolved Staff Comments

        Not applicable.

Item 3.    Legal Proceedings

        We are not a party to any material pending legal or governmental proceedings, other than ordinary routine litigation incidental to our business and a matter with the EPA. In September 2006, the EPA alleged that we and an industry partner failed to comply with air quality and emissions standards for equipment used at our North Hill Creek compressor station in the Uinta Basin of Utah. In September 2008, we entered into a consent decree with the EPA pursuant to which we and our industry partner agreed to pay a fine of $240,000, of which we agreed to pay $140,000. The consent decree is subject to the approval of the United States federal court for the District of Utah.

        While the ultimate outcome and impact of any proceeding cannot be predicted with certainty, our management believes that the resolution of any proceeding will not have a material adverse effect on our financial condition or results of operations.

Item 4.    Submission of Matters to a Vote of Security Holders

        Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

  Market for Registrant's Common Equity.

        Our common stock is listed on the New York Stock Exchange under the symbol "BBG."

        The range of high and low sales prices for our common stock for the two most recent fiscal years as reported by the New York Stock Exchange is as follows:

	High	Low
2008
First Quarter	$51.20	$36.26
Second Quarter	60.43	47.02
Third Quarter	60.87	29.43
Fourth Quarter	32.11	14.93
2007
First Quarter	$32.94	$24.76
Second Quarter	39.25	32.33
Third Quarter	40.45	32.12
Fourth Quarter	47.14	38.02

        On January 30, 2009, the closing sales price for our common stock as reported by the NYSE was $22.11 per share.

        Holders.    On January 30, 2009, the number of holders of record of common stock was 397.

        Dividends.    We have not paid any cash dividends since our inception. Because we anticipate that all earnings will be retained for the development of our business and our Amended Credit Facility prohibits the payment of cash dividends, no cash dividends will be paid on our common stock in the foreseeable future.

        Issuer Purchases of Equity Securities.    We did not have any issuer purchases of equity securities in the fourth quarter ended December 31, 2008.

  Stockholder Return Performance Presentation

        As required by applicable rules of the SEC, the performance graph shown below was prepared based upon the following assumptions:

          1.     $100 was invested in our common stock at $25.00 per share on December 10, 2004 (the first full trading day following the effective date of our registration statement filed in connection with the initial public offering of our common stock), and $100 was invested in each of the Standard & Poors 500 Index and the Standard & Poors MidCap 400 Index-Energy Sector at the closing price on December 9, 2004.

          2.     Dividends are reinvested on the ex-dividend dates.

Total Return Among Bill Barrett Corporation, the Standard & Poors 500 and the Standard and Poors MidCap 400-Energy Sector

(1)
December 10, 2004 was the first full trading day following the effective date of our registration statement filed in connection with the initial public offering of our common stock.

Item 6.    Selected Financial Data

        The following table presents our selected historical financial data for the years ended December 31, 2008, 2007, 2006, 2005 and 2004. Future results may differ substantially from historical results because of changes in oil and gas prices, production increases or declines and other factors. This information should be read in conjunction with the consolidated financial statements and notes thereto and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations", presented elsewhere in this Annual Report on Form 10-K.

Selected Historical Financial Information

        The consolidated income statement information for the years ended December 31, 2008, 2007 and 2006 and the balance sheet information as of December 31, 2008 and 2007 are derived from our audited financial statements included elsewhere in this report. The income statement information for the years ended December 31, 2005 and 2004 and the balance sheet information at December 31, 2006, 2005 and 2004 is derived from audited financial statements that are not included in this report. The information in this table should be read in conjunction with the consolidated financial statements and accompanying notes and other financial data included herein.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands, except per share data)
Statement of Operations Data:
Production revenues(1)	$605,881	$374,956	$344,127	$284,406	$165,843
Commodity derivative gain	7,920	—	—	—	—
Other revenues	4,110	15,314	31,202	4,353	4,137

Total operating and other revenues	617,911	390,270	375,329	288,759	169,980
Operating expenses:
Lease operating expense	44,318	41,643	29,768	19,585	14,592
Gathering and transportation expense	39,342	23,163	15,721	11,950	5,968
Production tax expense	44,410	22,744	25,886	33,465	20,087
Exploration expense	8,139	8,755	9,390	10,930	12,661
Impairment, dry hole costs and abandonment expense	32,065	25,322	12,824	55,353	24,011
Depreciation, depletion and amortization	206,316	172,054	138,549	89,499	68,202
General and administrative expense	40,454	32,074	27,752	24,540	18,061
Non-cash stock-based compensation expense	16,752	10,154	6,491	3,212	3,031

Total operating expenses	431,796	335,909	266,381	248,534	166,613

Operating income	186,115	54,361	108,948	40,225	3,367
Other income (expense):
Interest and other income	2,036	2,391	2,527	1,977	437
Interest expense	(15,834)	(12,754)	(10,339)	(3,175)	(9,945)

Total other income and expense	(13,798)	(10,363)	(7,812)	(1,198)	(9,508)

Income (loss) before income taxes	172,317	43,998	101,136	39,027	(6,141)
Provision for (benefit from) income taxes	64,670	17,244	39,125	15,222	(875)

Net income (loss)	107,647	26,754	62,011	23,805	(5,266)
Less deemed dividends on preferred stock	—	—	—	—	(36,343)
Less cumulative dividends on preferred stock	—	—	—	—	(18,633)

Net income (loss) attributable to common stockholders	$107,647	$26,754	$62,011	$23,805	$(60,242)

Income (loss) per common share(2):
Basic	$2.42	$0.61	$1.42	$0.55	$(15.40)
Diluted	$2.39	$0.60	$1.40	$0.55	$(15.40)
Weighted average number of common shares outstanding, basic(3)	44,432.4	44,049.7	43,694.8	43,238.3	3,912.3
Weighted average number of common shares outstanding, diluted	45,036.5	44,677.5	44,269.4	43,439.6	3,912.3

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands)
Selected Cash Flow and Other Financial Data:
Net income (loss)	$107,647	$26,754	$62,011	$23,805	$(5,266)
Depreciation, depletion, impairment and amortization	206,316	172,054	138,549	89,499	68,202
Other non-cash items	106,988	40,938	37,765	71,168	26,887
Change in assets and liabilities	(18,004)	11,707	(1,427)	(202)	(2,941)

Net cash provided by operating activities	$402,947	$251,453	$236,898	$184,270	$86,882

Capital expenditures(4)(5)	$601,115	$443,678	$501,161	$347,427	$347,520

(1)
Revenues are net of effects of cash flow hedging transactions.

(2)
All per share information has been adjusted to reflect the 1-for-4.658 reverse common stock split effected upon the completion of our initial public offering in December 2004.

(3)
The weighted average number of common shares outstanding used in the loss per share calculation are computed pursuant to Statement of Financial Accounting Standards ("SFAS") No. 128 Earnings Per Share. The weighted average common shares outstanding for the year ended December 31, 2004 does not include the 6,594,725 Series A or the 51,951,418 Series B preferred stock that were converted into a total of 26,387,679 common shares upon the completion of our initial public offering in December 2004.

(4)
Excludes future reclamation liability accruals of $8.2 million, $1.3 million, $6.3 million, $10.7 million and $7.1 million in 2008, 2007, 2006, 2005 and 2004, respectively, and includes exploration, dry hole and abandonment costs, which are expensed under successful efforts accounting, of $14.9 million, $29.0 million, $21.0 million, $23.6 and $36.2 million in 2008, 2007, 2006, 2005 and 2004, respectively. Also includes furniture, fixtures and equipment costs of $4.9 million, $4.6 million, $2.4 million, $2.6 million and $2.1 million in 2008, 2007, 2006, 2005 and 2004, respectively.

(5)
Not deducted from the amount is $2.4 million, $96.5 million, $92.3 million, $13.8 million and $8.8 million of proceeds received principally from the sale of interests in oil and gas properties during the years ended December 31, 2008, 2007, 2006, 2005 and 2004, respectively.

	As of December 31,
	2008	2007	2006	2005	2004
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$43,063	$60,285	$41,322	$68,282	$99,926
Other current assets	270,311	71,142	97,185	73,036	37,964
Oil and natural gas properties, net of accumulated depreciation, depletion, amortization and impairment	1,548,633	1,182,664	951,132	737,992	549,182
Other property and equipment, net of depreciation	13,186	10,865	11,967	7,956	2,983
Oil and natural gas properties held for sale, net of accumulated depreciation, depletion, amortization and impairment	—	2,303	75,496	—	—
Other assets	119,870	2,428	10,299	1,679	6,103

Total assets	$1,995,063	$1,329,687	$1,187,401	$888,945	$696,158

Current liabilities	$225,794	$139,568	$119,795	$132,798	$62,106
Long-term debt	426,500	274,000	188,000	86,000	—
Other long-term liabilities	254,971	142,608	123,209	39,364	14,320
Stockholders' equity	1,087,798	773,511	756,397	630,783	619,732

Total liabilities and stockholders' equity	$1,995,063	$1,329,687	$1,187,401	$888,945	$696,158

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

        The following discussion and analysis should be read in conjunction with the "Selected Financial Data" and the accompanying financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, market prices for natural gas and oil, economic and competitive conditions, regulatory changes, estimates of proved reserves, potential failure to achieve production from development projects, capital expenditures and other uncertainties, as well as those factors discussed below and elsewhere in this Annual Report on Form 10-K, particularly in "Item 1A. Risk Factors" and the "Cautionary Note Regarding Forward-Looking Statements", all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Overview

        We explore for and develop oil and natural gas in the Rocky Mountain region of the United States. On December 15, 2004, we completed our initial public offering in which we received net proceeds of $347 million after deducting underwriting fees and other offering costs.

        We intend to increase stockholder value by profitably growing reserves and production, primarily through drilling our development properties. We seek high quality exploration and development projects with potential for providing long-term drilling inventories that generate high returns. Substantially all of our revenues are generated through the sale of natural gas and oil production at market prices and the settlement of commodity hedges. Approximately 95% of our December 2008 production volume was natural gas.

        We were formed in January 2002. Since inception, we substantially increased our activity level and the number of properties that we operate. Our operating results reflect this growth. We began active natural gas and oil operations in March 2002 upon the acquisition of properties in the Wind River Basin. Also in 2002, we completed two additional acquisitions of properties in the Uinta, Wind River, Powder River and Williston Basins. In early 2003, we completed an acquisition of largely undeveloped coalbed methane properties located in the Powder River Basin. In September 2004, we acquired properties in the Piceance Basin in or around the Gibson Gulch field (the "Piceance Basin Acquisition Properties"). In May 2006, we acquired additional coalbed methane properties in the Powder River Basin of Wyoming. In June 2007, we sold our Williston Basin properties. A summary of our significant property acquisitions is as follows:

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

        Our acquisitions were financed with a combination of funding from equity investments in our Company, our credit facility, cash flow from operations and, in the case of the Piceance Basin properties, a bridge loan that we repaid in December 2004 with a portion of the proceeds from our initial public offering.

        As of December 31, 2008, we had 818 Bcfe of estimated net proved reserves with a Standardized Measure of $858.1 million (at $4.61 CIGRM and $41.00 WTI). As of December 31, 2007, we had 558 Bcfe of estimated net proved reserves with a Standardized Measure of $941 million (at $6.04 CIGRM and $92.50 WTI), while at December 31, 2006, we had 428 Bcfe of estimated net proved reserves with a Standardized Measure of $529 million (at $4.46 CIGRM and $61.06 WTI).

        The average sales prices received for natural gas, before the effects of hedging contracts, for the years ended December 31, 2008, 2007 and 2006 were $7.05 per Mcf, $4.37 per Mcf and $5.94 per Mcf, respectively, and for oil $83.27 per Bbl, $61.18 per Bbl and $59.39 per Bbl, respectively. After the effects of all hedging contracts, the average sales prices received for natural gas for the years ended December 31, 2008, 2007 and 2006 were $7.61 per Mcf, $5.89 per Mcf and $6.40 per Mcf, respectively, and for oil $69.55 per Bbl, $59.87 per Bbl and $53.50 per Bbl, respectively.

        Oil and natural gas prices, particularly in the Rockies, are inherently volatile and are influenced by many factors outside of our control. We plan our activities and capital budget using a conservative sales price assumption and our existing hedge position. It is our board-approved strategic objective to hedge at least 50%-70% of our anticipated production on a forward 12-month basis. We focus our efforts on increasing natural gas reserves and production while controlling costs at a level that is appropriate for long-term operations. Our future earnings and cash flows are dependent on our ability to manage our overall cost structure to a level that allows for profitable production.

        Like all oil and gas exploration and production companies, we face the challenge of natural production declines. As initial reservoir pressures are depleted, oil and gas production from a given well naturally decreases. Thus, an oil and gas exploration and production company depletes part of its asset base with each unit of oil or natural gas it produces. We attempt to overcome this natural decline by drilling to find additional reserves and acquiring more reserves than we produce. Our future growth will depend on our ability to continue to add reserves in excess of production. We will maintain our focus on costs to add reserves through drilling and acquisitions as well as the costs necessary to produce such reserves. Our ability to add reserves through drilling is dependent on our capital resources and can be limited by many factors, including our ability to timely obtain drilling permits and regulatory approvals. See below, "—Trends and Uncertainties—Regulatory Trends." The permitting and approval process has been more difficult in recent years than in the past due to more stringent rules, such as those recently enacted by the Colorado Oil and Gas Conservation Commission, increased activism from environmental and other groups, which has extended the time it takes us to receive permits, and other necessary approvals. Because of our relatively small size and concentrated property base, we can be disproportionately disadvantaged by delays in obtaining or failing to obtain drilling approvals compared to companies with larger or more dispersed property bases. As a result, we are less able to shift drilling activities to areas where permitting may be easier and we have fewer properties over which to spread the costs related to complying with these regulations and the costs or foregone opportunities resulting from delays.

Results of Operations

        The following table sets forth selected operating data for the periods indicated:

		2007 to 2008 Increase (Decrease)			2006 to 2007 Increase (Decrease)
	Year Ended December 31, 2008			Year Ended December 31, 2007			Year Ended December 31, 2006
		Amount	Percent		Amount	Percent
	(in thousands, except per unit data)
Operating Results:
Operating Revenues
Oil and gas production	$605,881	$230,925	62%	$374,956	$30,829	9%	$344,127
Commodity derivative gain	7,920	7,920	100%	—	—	0%	—
Other	4,110	(11,204)	(73)%	15,314	(15,888)	(51)%	31,202

Total operating and other revenues	$617,911	$227,641	58%	$390,270	$14,941	4%	$375,329

Operating Expenses
Lease operating expense	44,318	2,675	6%	41,643	11,875	40%	29,768
Gathering and transportation expense	39,342	16,179	70%	23,163	7,442	47%	15,721
Production tax expense	44,410	21,666	95%	22,744	(3,142)	(12)%	25,886
Exploration expense	8,139	(616)	(7)%	8,755	(635)	(7)%	9,390
Impairment, dry hole costs and abandonment expense	32,065	6,743	27%	25,322	12,498	97%	12,824
Depreciation, depletion and amortization	206,316	34,262	20%	172,054	33,505	24%	138,549
General and administrative expense	40,454	8,380	26%	32,074	4,322	16%	27,752
Non-cash stock-based compensation expense(1)	16,752	6,598	65%	10,154	3,663	56%	6,491

Total operating expenses	$431,796	$95,887	29%	$335,909	$69,528	26%	$266,381

Production Data:
Natural gas (MMcf)	73,623	15,945	28%	57,678	9,750	20%	47,928
Oil (MBbls)	661	75	13%	586	(110)	(16)%	696
Combined volumes (MMcfe)	77,589	16,395	27%	61,194	9,090	17%	52,104
Daily combined volumes (MMcfe/d)	212	44	26%	168	25	17%	143
Average Prices(2):
Natural gas (per Mcf)	$7.61	$1.72	29%	$5.89	$(0.51)	(8)%	$6.40
Oil (per Bbl)	69.55	9.68	16%	59.87	6.37	12%	53.50
Combined (per Mcfe)	7.81	1.68	27%	6.13	(0.47)	(7)%	6.60
Average Costs (per Mcfe):
Lease operating expense	$0.57	$(0.11)	(16)%	$0.68	$0.11	19%	$0.57
Gathering and transportation expense	0.51	0.13	34%	0.38	0.08	27%	0.30
Production tax expense	0.57	0.20	54%	0.37	(0.13)	(26)%	0.50
Depreciation, depletion and amortization(3)	2.66	(0.21)	(7)%	2.87	0.18	7%	2.69
General and administrative expense(4)	0.52	—	0%	0.52	(0.01)	(2)%	0.53

(1)
Non-cash stock-based compensation expense is presented herein as a separate line item but is combined with general and administrative expense in the Consolidated Statements of Operations for a total of $57.2 million, $42.2 million and $34.2 million for the years ended December 31, 2008, 2007 and 2006, respectively. This separate presentation is a non-GAAP measure. Management believes the separate presentation of the non-cash component of general and administrative expense is useful because the cash portion provides a better understanding of our required cash for general and administrative expenses. We also believe that this disclosure allows for a more accurate comparison to our peers, which may have higher or lower costs associated with stock-based grants.

(2)
Average prices shown in the table are net of the effects of all of our realized commodity hedging transactions. Our average realized price calculation includes all cash settlements for commodity derivatives, whether or not they qualify for hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. As a result of our realized hedging transactions, natural gas production revenues increased by $41.0 million, $87.7 million and $22.2 million for the years ended December 31, 2008, 2007 and 2006, respectively. Oil production revenues were reduced by $9.1 million, $0.8 million and $4.1 million for the years ended December 31, 2008, 2007 and 2006, respectively. The average price we received for natural gas in 2008 was $7.05 per Mcf compared with $4.37 per Mcf in 2007 and $5.94 per Mcf in 2006 before the effects of hedging contracts. The average price we received for oil in 2008 was $83.27 per Bbl compared to $61.18 per Bbl in 2007 and $59.39 per Bbl in 2006 before the effects of hedging contracts.

(3)
The DD&A per Mcfe as calculated is based on the DD&A expense and MMcfe production data presented in the table for the year ended December 31, 2007 and 2006 is $2.81 and 2.66, respectively. The DD&A rates per Mcfe for the year ended December 31, 2007 and 2006 of $2.87 and $2.69, as presented in the table above, exclude production of 1,198 MMcfe and 473 MMcfe, respectively, associated with our properties that were classified as held for sale in the Williston and DJ Basins, as these were not depleted throughout 2007 and during portions of 2006.

(4)
Excludes non-cash stock-based compensation expense as described in footnote (1) above. Average costs per Mcfe for general and administrative expense, including non-cash stock-based compensation expense, as presented in the Consolidated Statements of Operations, were $0.74, $0.69 and $0.66 for the years ended December 31, 2008, 2007 and 2006, respectively.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

        Production Revenues.    Production revenues increased to $605.9 million for the year ended December 31, 2008 from $375.0 million for the year ended December 31, 2007 due to a 27% increase in production and a 27% increase in natural gas and oil prices after the effects of realized hedges on a per Mcfe basis. The net increase in production added approximately $128.0 million of production revenues, and the increase in prices on a per Mcfe basis increased production revenues by approximately $102.9 million.

        Total production volumes for the 2008 calendar year of 77.6 Bcfe increased from 61.2 Bcfe for the 2007 calendar year due to increased production in the Piceance, Uinta, Wind River and Powder River Basins. The increased production was partially offset by the sale of the Williston Basin properties in June 2007. Additional information concerning production is in the following table.

	Year Ended December 31, 2008			Year Ended December 31, 2007			% Increase (Decrease)
	Oil	Natural Gas	Total	Oil	Natural Gas	Total	Oil	Natural Gas	Total
	(MBbls)	(MMcf)	(MMcfe)	(MBbls)	(MMcf)	(MMcfe)	(MBbls)	(MMcf)	(MMcfe)
Piceance Basin	402	29,075	31,487	292	19,031	20,783	38%	53%	52%
Uinta Basin	201	26,999	28,205	49	25,536	25,830	310%	6%	9%
Wind River Basin	28	9,395	9,563	36	7,156	7,372	(22)%	31%	30%
Powder River Basin	—	8,111	8,111	—	5,828	5,828	—	39%	39%
Williston Basin(1)	—	—	—	184	74	1,178	(100)%	(100)%	(100)%
Other	30	43	223	25	53	203	20%	(19)%	10%

Total	661	73,623	77,589	586	57,678	61,194	13%	28%	27%

(1)
The sale of the Williston Basin properties was completed on June 22, 2007.

        The production increase in the Piceance Basin was the result of our continued development activities, with initial sales on 108 new gross wells throughout 2008. The production increase in the Uinta Basin reflects our continued exploration and development activities in the West Tavaputs, Blacktail Ridge and Lake Canyon fields. During the year ended December 31, 2008, we had initial sales on 57 new gross wells in the Uinta Basin. The production increase in the Wind River Basin was due to the highly successful recompletion of an existing well in Cave Gulch to a third zone in the Frontier formation in May 2008 that had peak production rates in excess of 29.0 MMcfe/d. This production was partially offset by natural production declines in our Cave Gulch, Cooper Reservoir and Wallace Creek fields that occurred throughout 2008. The production increase in the Powder River Basin was the result of our continued development activities with initial sales on 90 new gross wells for the year ended December 31, 2008. As of December 31, 2008, we had 177 net operated coalbed methane wells in the dewatering stage. Also of note and included in "Other" is production from our first two gross wells related to our Paradox Basin shale gas discovery at our Yellow Jacket prospect, which had first sales in late December 2008.

        Hedging Activities.    In 2008, approximately 73% of our natural gas volumes and 64% of our oil volumes were hedged, which resulted in an increase in gas revenues of $41.0 million, offset by a reduction in oil revenues of $9.1 million after cash settlements for all commodity derivatives. In 2007, we hedged approximately 63% of our natural gas volumes and 53% of our oil volumes, which resulted in an increase in gas revenues of $87.7 million, offset by a reduction in oil revenues of $0.8 million after cash settlements for all commodity derivatives.

        Commodity Derivative Gain.    During the year ended December 31, 2008, we determined that the forecasted transactions to which certain Mid-continent natural gas hedges had been designated were no longer probable of occurring within the specified time periods. We therefore discontinued hedge accounting for these hedges in accordance with SFAS No. 133. In addition, we entered into basis only swaps for natural gas production in the Rocky Mountain region, which do not qualify for cash flow hedge accounting during the period. The change in the fair value of the derivative instruments that do not qualify for cash flow hedge accounting is recognized in the line item titled "commodity derivative gain" in the Condensed Consolidated Statements of Operations.

        The table below summarizes the realized and unrealized gains and losses we recognized in commodity derivative gain for the periods indicated:

	Year Ended December 31,
	2008	2007
	(in thousands)
Realized gains on derivatives not designated as cash flow hedges	$62	$—
Unrealized ineffectiveness recognized on derivatives designated as cash flow hedges	6,803	—
Unrealized gains on derivatives not designated as cash flow hedges	1,055	—

Total commodity derivative gain	$7,920	$—

        Other Operating Revenues.    Other operating revenues decreased to $4.1 million for the year ended December 31, 2008 from $15.3 million for the year ended December 31, 2007. Other operating revenues for 2008 primarily consisted of gains realized from the sale of properties, gathering and rental fees and the sale of seismic data. Other operating revenues for 2007 primarily consisted of a gain realized on the sale of the Williston Basin properties, along with gains realized from joint exploration agreements entered into in the Paradox and Uinta Basins.

        Lease Operating Expense.    The decrease in lease operating expense to $0.57 per Mcfe in 2008 from $0.68 per Mcfe in 2007 was primarily the result of decreased expenses on a Mcfe basis in the Piceance, Powder River and Wind River Basins offset by an increase in the Uinta Basin. The following table displays the lease operating expense per Mcfe by basin:

	Year Ended December 31, 2008		Year Ended December 31, 2007		% Increase/(Decrease)
	($ in thousands)	($ per Mcfe)	($ in thousands)	($ per Mcfe)	($ per Mcfe)
Piceance Basin	$10,525	$0.33	$10,680	$0.51	(35)%
Uinta Basin	15,762	0.56	10,715	0.41	37%
Wind River Basin	6,831	0.71	7,131	0.97	(27)%
Powder River Basin	10,554	1.30	9,614	1.65	(21)%
Williston Basin	—	—	2,732	2.32	(100)%
Other	646	2.90	771	3.80	(24)%

Total	$44,318	0.57	$41,643	0.68	(16)%

        Lease operating expenses in the Piceance Basin decreased to $0.33 per Mcfe for the year ended December 31, 2008 from $0.51 per Mcfe for the year ended December 31, 2007 primarily due to the implementation of a new water disposal pipeline system, which substantially reduced water hauling expenses. The increase in the Uinta Basin to $0.56 per Mcfe for the year ended December 31, 2008 from $0.41 per Mcfe for the year ended December 31, 2007 was the result of three scheduled compressor overhauls that took place in 2008, along with increased workover and lease maintenance costs in the West Tavaputs field. Higher costs related to high pour point oil production in our early development program in the Lake Canyon and Blacktail Ridge fields also contributed to the higher lease operating expense in the Uinta Basin. Lease operating expense decreased in the Powder River Basin to $1.30 per Mcfe for the year ended December 31, 2008 from $1.65 per Mcfe for the year ended December 31, 2007 primarily as a result of lower well service, lease maintenance, fuel, and labor costs as well as initial production on wells that were previously in the dewatering stage, which provided increased production without increasing costs thereby causing the cost per Mcfe to decline. Lease operating expense decreased in the Wind River Basin to $0.71 per Mcfe for the year ended December 31, 2008 from $0.97 per Mcfe for the year ended December 31, 2007 as a result of lower well servicing and workover costs, along with an increase in production from the recompletion of the Bullfrog 14-18 well, which had peak production rates in excess of 29.0 MMcfe/d.

        Gathering and Transportation Expense.    Gathering and transportation expense increased to $0.51 per Mcfe in 2008 from $0.38 per Mcfe in 2007 primarily due to additional transportation and processing contracts that went into effect throughout 2008 and 2007 along with increased fuel costs. The following table displays the gathering and transportation expense by basin:

	Year Ended December 31, 2008		Year Ended December 31, 2007		% Increase/(Decrease)
	($ in thousands)	($ per Mcfe)	($ in thousands)	($ per Mcfe)	($ per Mcfe)
Piceance Basin	$15,034	$0.48	$8,012	$0.39	23%
Uinta Basin	14,497	0.51	7,413	0.29	76%
Wind River Basin	268	0.03	155	0.02	50%
Powder River Basin	9,556	1.18	7,542	1.29	(9)%
Other	(13)	(0.06)	41	0.03	(300)%

Total	$39,342	$0.51	$23,163	$0.38	34%

        We have entered into long-term firm transportation contracts for a portion of our production to guarantee capacity on major pipelines and reduce the risk and impact related to possible production curtailments that may arise due to limited pipeline capacity. The majority of our long-term firm transportation agreements are for gas production in the Piceance, Uinta and Powder River Basins where we expect to allocate a significant portion of our capital expenditure program in future years. In addition, we have entered into long-term firm processing contracts on a portion of our production in the Piceance and Uinta Basins. Included in the above gathering and transportation expense are $0.12 and $0.09 per Mcfe of firm transportation expense and $0.04 and $0.06 per Mcfe of firm processing expense from long-term contracts for the years ended December 31, 2008 and 2007, respectively.

        The increase in firm transportation expense to $0.12 per Mcfe for the year ended December 31, 2008 from $0.09 per Mcfe for the year ended December 31, 2007 was the result of additional long-term contracts with Rockies Express Pipeline and Questar Pipeline to deliver 25,000 gross MMBtu per day to each pipeline. Our transportation commitment with Rockies Express Pipeline, which was effective January 2008, provides us access to sell natural gas to Mid-continent markets. Our commitment with Questar Pipeline, which was effective November 2007, provides us the flexibility to access and sell natural gas to various Rocky Mountain markets.

        Production Tax Expense.    Total production taxes increased to $44.4 million in 2008 from $22.7 million in 2007. The increase in production tax expense was primarily related to the increase in natural gas and oil revenues before the effects of hedging. Production taxes as a percentage of natural gas and oil revenues before the effects of hedging were 7.7% for 2008 and 7.9% for 2007. Production taxes are primarily based on the wellhead values of production and the tax rates that vary across the different areas in which we operate. As the proportion of our production changes from area to area, our production tax rate will vary depending on the quantities produced from each area and the production tax rates in effect.

        Exploration Expense.    Exploration expense decreased to $8.1 million in 2008 from $8.8 million in 2007. Exploration expense for 2008 consisted of $3.9 million for seismic programs, principally in the Big Horn, Uinta and Paradox Basins, $1.0 million for delay rentals and $3.2 million for two scientific wells drilled for data gathering purposes. The expense for 2007 consisted of $7.3 million for seismic programs, principally in the Montana Overthrust, Paradox and Big Horn Basins, along with $1.5 million for delay rentals and other exploration costs.

        Impairment, Dry Hole Costs and Abandonment Expense.    Our impairment, dry hole costs and abandonment expense increased to $32.1 million in 2008 from $25.3 million in 2007. During 2008, impairment expense was $25.3 million, abandonment expense was $2.0 million, dry hole costs included $3.4 million for a well drilled in the Uinta Basin and $1.4 million for additional costs on wells that were deemed to be uneconomic in prior years. The $3.4 million for dry hole costs were associated with the Peters Point 7-1-13-16 Ultra Deep well, which was completed in June 2008 and was tested and determined to be non-commercial in the Pennsylvanian Weber sandstone and Mississippi Leadville zones. Therefore, a proportionate share of the well cost was expensed. During 2007, impairment expense was $2.3 million, abandonment expenses were $2.7 million and dry holes and partial dry holes in the Wind River (non-operated), Paradox and Uinta Basins were $12.6 million. In 2007, we also expensed $7.7 million related to two wells in the Montana Overthrust area that were tested and determined to be non-commercial in the zones below the Cody Shale; thus, a proportionate share of the well costs were expensed.

        We evaluate the impairment of our proved oil and gas properties on a field-by-field basis whenever events or changes in circumstances indicate a property's carrying amount may not be recoverable. If the carrying amount exceeds the property's estimated fair value, we will adjust the carrying amount of the property to fair value through a charge to impairment expense. For 2008, our impairment testing required us to take a non-cash impairment charge to our proved oil and gas properties in the Cooper Reservoir field, located in the Wind River Basin, of $21.0 million primarily as the result of geologic and engineering reevaluations, as well as lower oil and gas prices at December 31, 2008.

        Unevaluated oil and gas properties are also assessed periodically for impairment on a property-by-property basis based on remaining lease terms, drilling results, reservoir performance, commodity price outlooks or future plans to develop existing acreage. During the year ended December 31, 2008, we recognized a non-cash impairment charge of $4.3 million primarily on the carrying value of unevaluated oil and gas properties in the Talon field, which is also located in the Wind River Basin. Both the Cooper Reservoir and Talon fields are not considered strategic areas for future operations.

        In 2007, based upon our fair value analysis, we recognized a $2.3 million non-cash impairment charge associated with our Tri-State properties within the DJ Basin. We subsequently sold these properties in 2008 for an immaterial gain.

        We account for oil and gas exploration and production activities using the successful efforts method of accounting under which we capitalize exploratory well costs until a determination is made as to whether or not the wells have found proved reserves. If proved reserves are not assigned to an exploratory well, the costs of drilling the well are charged to expense. Otherwise, the costs remain capitalized and are depleted as production occurs. The following table shows the costs of exploratory wells for which drilling was completed and which are included in unevaluated oil and gas properties as of December 31, 2008 pending determination of whether the wells will be assigned proved reserves. The following table does not include $4.7 million related to exploratory wells in progress for which drilling had not been completed at December 31, 2008:

	Time Elapsed Since Drilling Completed
	0-3 Months	4-6 Months	7-12 Months	> 12 Months	Total
	(in thousands)
Wells for which drilling has been completed	$31,407	$30,009	$14,881	$39,137	$115,434

        The majority of the $39.1 million of exploratory well costs that have been capitalized for a period greater than one year are for wells located in the Powder River Basin. In this basin, we drill wells into various coal seams. In order to produce gas from the coal seams, a period of dewatering lasting from a few to 24 months, or in some cases longer, is required prior to obtaining sufficient gas production to justify capital expenditures for compression and gathering and to classify the reserves as proved.

        In addition to our wells in the Powder River Basin, we have six wells that have been capitalized for greater than one year located in the Montana Overthrust area, and in the Paradox, Big Horn and Uinta Basins. The two wells located in the Montana Overthrust area are under economic evaluation for possible development, as we are assessing and conducting appraisal operations to determine whether economic reserves can be attributed to this area. In the Paradox Basin, we have one well that will be re-entered and converted to a horizontal well, and completion work is planned for the second well during the second quarter of 2009. The well located in the Big Horn Basin is pending upgrades of production gathering and processing facilities. The well located in the Uinta Basin is pending the development of a gas gathering infrastructure.

        Depreciation, Depletion and Amortization.    DD&A was $206.3 million in 2008 compared to $172.1 million in 2007. The increase of $34.3 million was a result of increased production for 2008 compared to 2007, partially offset by a decrease in the DD&A rate. The decrease in the DD&A rate is primarily attributable to additional reserves booked on our year-end reserve report as the result of our ongoing development programs. The increase in production accounted for $50.3 million of additional DD&A expense, offset by $16.0 million related to an overall decrease in the DD&A rate.

        During 2008, the weighted average DD&A rate was $2.66 per Mcfe. During 2007, the weighted average DD&A rate was $2.87 per Mcfe. The DD&A rate for 2007 excluded production of 1,198 MMcfe associated with our properties held for sale in the Williston and DJ Basins. Under successful efforts accounting, DD&A expense is separately computed for each producing area based on geologic and reservoir delineation. The capital expenditures for proved properties for each area compared to the proved reserves corresponding to each producing area determine a weighted average DD&A rate for current production. Future DD&A rates will be adjusted to reflect future capital expenditures and proved reserve changes in specific areas.

        General and Administrative Expense.    General and administrative expense, excluding non-cash stock-based compensation, increased to $40.5 million in 2008 from $32.1 million in 2007. This increase was primarily due to increased costs related to our employees' compensation and benefit plans and additional personnel required for our capital program and production levels. As of December 31, 2008, we had 162 full-time employees in our corporate office compared to 155 as of December 31, 2007. In addition, we had increased costs in connection to the regulatory rule making process during 2008. On a per Mcfe basis, general and administrative expense, excluding non-cash stock based compensation, did not change and remained at $0.52 per Mcfe for the year ended December 31, 2008.

        Non-cash charges for stock-based compensation were $16.8 million in 2008 compared to $10.2 million in 2007. Non-cash stock-based compensation expense for 2008 and 2007 was related to the vesting of our stock option awards and nonvested shares of common stock issued to employees. The increase in charges for non-cash stock-based compensation during 2008 was primarily due to additional equity awards, which were granted during the latter part of 2007 and in 2008.

        The components of non-cash stock-based compensation for 2008 and 2007 are shown in the following table.

	Year Ended December 31,
	2008	2007
	(in thousands)
Stock options and nonvested equity shares of common stock	$15,789	$9,372
Shares issued for 401(k) plan	733	619
Shares issued for directors' fees	230	163

Total	$16,752	$10,154

        Interest Expense.    Interest expense increased to $15.8 million in 2008 from $12.8 million in 2007. The increase was due to higher average outstanding debt balances in order to fund exploration and development activities. Our weighted average outstanding debt balance, including our Amended Credit Facility and 5% Convertible Senior Notes ("Convertible Notes") issued in March 2008, was $325.4 million for the year ended December 31, 2008 compared to $196.0 million in 2007.

        Interest cost is capitalized as a component of property cost for significant exploration and development projects that require greater than six months to be readied for their intended use. The weighted average interest rates used to capitalize interest for the years ended December 31, 2008 and 2007 were 5.9% and 7.1%, respectively, which included interest on both our Convertible Notes and Amended Credit Facility, commitment fees paid on the unused portion of our Amended Credit Facility, amortization of deferred financing and debt issuance costs and the effects of interest rate hedges. We capitalized interest costs of $2.0 million and $1.6 million for the years ended December 31, 2008 and 2007, respectively.

        Income Tax Expense.    Our effective tax rates were 37.5% and 39.2% in 2008 and 2007, respectively. Our effective tax rate differs from the statutory rates primarily because we recorded stock-based compensation expense under SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123R"), and other operating expenses that are not deductible for income tax purposes. Due to the tax deductions created by our drilling activities, we expect that we will incur cash income tax liabilities relating only to the alternative minimum tax, or AMT, in the next year. At December 31, 2008, we had approximately $68.0 million of federal tax net operating loss carryforwards, or NOLs, which expire through 2027. We also have a federal AMT credit carryforward of $1.6 million, which has no expiration date. We believe it is more likely than not that we will use these NOLs to offset and reduce current tax liabilities in future years.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

        Production Revenues.    Production revenues increased to $375.0 million for the year ended December 31, 2007 from $344.1 million for the year ended December 31, 2006 due to a 17% increase in production, offset by a decrease in natural gas prices after the effect of realized hedges. The 2007 average CIGRM first-of-market price was 29% lower than in 2006. The net decrease in prices on a per Mcfe basis lowered production revenues by approximately $24.9 million, while production increases added approximately $55.8 million of production revenues, after natural production declines, so that new production from our drilling program more than offset natural production declines. Significant decreases in product prices significantly reduced our revenues from existing properties. See "Item 7A. Quantitative and Qualitative Disclosure about Market Risk."

        Total production volumes in 2007 of 61.2 Bcfe increased 17% from 2006 with increases in production from the Uinta and Piceance Basins, which increased 57% and 43%, respectively. The increase in production was partially offset by decreases in the Williston Basin of 52% (which we sold on June 22, 2007), the Wind River Basin of 36% and the Powder River Basins of 17%. Unscheduled third party plant downtime, pipeline curtailments, compressor maintenance and intentional well shut-ins due to low gas daily prices in the Rocky Mountain region resulted in production volumes being approximately 3.0 Bcf lower than well capacity for the year ended December 31, 2007. Additional information concerning production is in the following table.

	Year Ended December 31, 2007			Year Ended December 31, 2006			% Increase (Decrease)
	Oil	Natural Gas	Total	Oil	Natural Gas	Total	Oil	Natural Gas	Total
	(MBbls)	(MMcf)	(MMcfe)	(MBbls)	(MMcf)	(MMcfe)	(MBbls)	(MMcf)	(MMcfe)
Uinta Basin	49	25,536	25,830	43	16,195	16,453	14%	58%	57%
Piceance Basin	292	19,031	20,783	193	13,377	14,535	51%	42%	43%
Wind River Basin	36	7,156	7,372	46	11,156	11,432	(22)%	(36)%	(36)%
Powder River Basin	—	5,828	5,828	—	7,002	7,002	—	(17)%	(17)%
Williston Basin(1)	184	74	1,178	389	145	2,479	(53)%	(49)%	(52)%
Other	25	53	203	25	53	203	—	—	—

Total	586	57,678	61,194	696	47,928	52,104	(16)%	20%	17%

(1)
Includes production from Williston Basin properties through the closing date of the sale on June 22, 2007.

        The production increase in the Uinta Basin reflects our continued exploration and development activities in the West Tavaputs and Blacktail Ridge fields. During the year ended December 31, 2007, we had initial sales on 36 new gross wells. The production increase in the Piceance Basin was the result of our continued development activities, with initial sales on 81 new gross wells. The production decrease in the Wind River Basin was due to natural production declines in our Cave Gulch, Cooper Reservoir and Wallace Creek fields that occurred throughout 2007, with no significant drilling or recompletion activities to offset these declines. The production decrease in the Powder River Basin was due to natural production declines in our existing mature fields and the lag time between drilling of coalbed methane well and production of natural gas while dewatering occurs. This was partially offset by initial sales on 123 new gross wells for the year ended December 31, 2007. As of December 31, 2007, we had 121 net operated coalbed methane wells in the dewatering stage.

        Hedging Activities.    In 2007, we hedged approximately 63% of our natural gas volumes and 53% of our oil volumes, which resulted in an increase in gas revenues of $87.7 million, offset by a reduction in oil revenues of $0.8 million. In 2006, approximately 43% of our natural gas volumes and 39% of our oil volumes were hedged, which resulted in an increase in gas revenues of $22.2 million, offset by a reduction in oil revenues of $4.1 million.

        Other Operating Revenues.    Other operating revenues decreased to $15.3 million for the year ended December 31, 2007 from $31.2 million for the year ended December 31, 2006. Other operating revenues for 2007 primarily consisted of a gain realized on the sale of the Williston Basin properties, along with gains realized from joint exploration agreements entered into in the Paradox and Uinta Basins. Other operating revenues for 2006 consisted of gains realized from joint exploration agreements entered into and other property sales in the Powder River, Wind River and DJ Basins.

        Lease Operating Expense.    The increase in lease operating expense to $0.68 per Mcfe in 2007 compared to $0.57 in 2006 is primarily the result of increased expenses in the Powder River, Wind River and Piceance Basins. Lease operating expense increased in the Powder River Basin to $1.65 per

Mcfe in 2007 from $1.05 per Mcfe in 2006 due to substantially higher water handling charges on dewatering wells in new pilot areas that had no offsetting gas production as yet. Lease operating expenses, on a per-unit basis, in the Powder River Basin were also adversely affected by the basin-wide pipeline curtailments. As of December 31, 2007, we had 121 net operated coalbed methane wells in the dewatering stage. Lease operating expense increased in the Wind River Basin to $0.97 per Mcfe in 2007 from $0.60 per Mcfe in 2006 due to natural production declines in our Cave Gulch, Cooper Reservoir and Wallace Creek fields, while actual lease operating expenses have remained relatively stable. Lease operating expense increased in the Piceance Basin to $0.51 per Mcfe in 2007 from $0.36 per Mcfe in 2006 as a result of higher than expected water transportation and disposal costs. The following table displays the lease operating expense per Mcfe by basin:

	Year Ended December 31, 2006		Year Ended December 31, 2007		% Increase/(Decrease)
	($ in thousands)	($ per Mcfe)	($ in thousands)	($ per Mcfe)	($ per Mcfe)
Uinta Basin	$10,715	$0.41	$5,805	$0.35	17%
Piceance Basin	10,680	0.51	5,172	0.36	42%
Powder River Basin	9,614	1.65	7,363	1.05	57%
Wind River Basin	7,131	0.97	6,861	0.60	62%
Williston Basin	2,732	2.32	3,730	1.50	55%
Other	771	3.80	837	4.12	(8)%

Total	$41,643	0.68	$29,768	0.57	19%

        Lease operating expense declined from $0.79 per Mcfe in the first half of 2007 to $0.58 per Mcfe in the second half of 2007 as a result of efficiencies gained after the installation of a water management system in the Piceance Basin, an overall reduction in field overtime, fewer workovers in all fields, as well as increased production.

        Gathering and Transportation Expense.    Gathering and transportation expense increased to $0.38 per Mcfe in 2007 from $0.30 per Mcfe in 2006 due to additional long-term firm transportation and firm processing contracts entered into throughout 2007. We have entered into long-term firm transportation contracts on a portion of our production to guarantee capacity on major pipelines to avoid possible production curtailments that may arise due to limited pipeline capacity. The majority of our long-term firm transportation agreements are for gas production from the Piceance and Uinta Basins where we expect to spend a significant portion of our capital expenditure program in future years. In addition, we have entered into long-term firm processing contracts on a portion of our production in the Uinta and Piceance Basins to avoid possible production curtailments that may arise due to limited processing capacity. Included in the above gathering and transportation expense is $0.09 and $0.07 per Mcfe of transportation expense along with $0.06 and $0.01 per Mcfe of processing expense from long-term contracts for the years ended December 31, 2007 and 2006, respectively.

        Production Tax Expense.    Total production taxes decreased to $22.7 million in 2007 from $25.9 million in 2006. Although our production volumes and production revenues increased, our overall production taxes decreased, because a larger portion of our revenues came from areas with lower tax rates, such as the Piceance and Uinta Basins as compared to the Wind River and Powder River Basins. Production taxes as a percentage of natural gas and oil sales before hedging adjustments were 7.9% for 2007 and for 2006. Production taxes are primarily based on the wellhead values of production and the tax rates that vary across the different areas in which we operate. As the proportion of our production changes from area to area, our production tax rate will vary depending on the quantities produced from each area and the production tax rates in effect.

        Exploration Expense.    Exploration costs decreased to $8.8 million in 2007 from $9.4 million in 2006. Exploration costs for 2007 consisted of $7.3 million for seismic programs, principally in the Montana Overthrust, Paradox and Big Horn Basins, along with $1.5 million for delay rentals and other exploration costs. Exploration costs for 2006 consisted of $8.1 million for seismic programs, principally in the Montana Overthrust, Wind River, Paradox and DJ Basins, and $1.3 million for delay rentals and other costs.

        Impairment, Dry Hole Costs and Abandonment Expense.    Our impairment, dry hole costs and abandonment expense increased to $25.3 million in 2007 from $12.8 million in 2006. During 2007, impairment expense was $2.3 million, abandonment expenses were $2.7 million and dry holes and partial dry holes in the Wind River (non-operated), Paradox and Uinta Basins were $12.6 million. In addition, we also expensed $7.7 million related to two wells in the Montana Overthrust area that were tested and determined to be non-commercial in the zones below the Cody Shale; thus, a proportionate share of the well costs were expensed. During 2006, impairment expense was $1.2 million, abandonment expenses were $1.6 million and dry hole costs were $10.0 million for wells drilled primarily in the Uinta and Williston Basins. For our Tri-State properties within the DJ Basin, based upon our fair value analysis, we recognized a $2.3 million non-cash impairment charge in 2007. We sold these properties in early 2008.

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

        Depreciation, Depletion and Amortization.    DD&A was $172.1 million in 2007 compared to $138.5 million in 2006. Of the increase, $22.6 million is due to an increase in production, excluding the properties held for sale in the Williston and DJ Basins, and $11.0 million is due to an increased DD&A rate for 2007. During 2007, the weighted average DD&A rate was $2.87 per Mcfe. During 2006, the weighted average DD&A rate was $2.69 per Mcfe. The DD&A rates for 2007 and 2006 exclude production of 1,198 MMcfe and 473 MMcfe, respectively, associated with our properties held for sale in the Powder River and Williston Basins and the properties that remain held for sale in the DJ Basin, as these were not depleted during 2007 and portions of 2006. Under successful efforts accounting, DD&A expense is separately computed for each producing area based on geologic and reservoir delineation. The capital expenditures for proved properties for each area compared to the proved reserves corresponding to each producing area determine a weighted average DD&A rate for current production. Future DD&A rates will be adjusted to reflect future capital expenditures and proved reserve changes in specific areas.

        General and Administrative Expense.    General and administrative expense, excluding non-cash stock-based compensation, increased to $32.1 million in 2007 from $27.8 million in 2006. This increase was primarily due to increased personnel required for our capital program and production levels. As of December 31, 2007, we had 155 full-time employees in our corporate office compared to 138 as of December 31, 2006. However, on a per Mcfe basis, general and administrative expense, excluding non-cash stock based compensation, decreased to $0.52 per Mcfe in 2007 from $0.53 per Mcfe in 2006 due to increased production.

        Non-cash charges for stock-based compensation were $10.2 million in 2007 compared to $6.5 million in 2006. Non-cash stock-based compensation for 2007 and 2006 is related to vesting of our stock option plans and nonvested equity shares of common stock issued to employees. The increase in charges for non-cash stock-based compensation was primarily due to the additional equity awards that were granted in 2007 and during the later part of 2006, including a performance-based share program that was approved on May 9, 2007.

        The components of non-cash stock-based compensation for 2007 and 2006 are shown in the following table.

	Year Ended December 31,
	2007	2006
	(in thousands)
Restricted common stock	$—	$38
Stock options and nonvested equity shares of common stock	9,372	5,938
Shares issued for 401(k) plan	619	515
Shares issued for directors' fees	163	—

Total	$10,154	$6,491

        Interest Expense.    Interest expense increased to $12.8 million in 2007 from $10.3 million in 2006. The increase was due to higher average outstanding balances under our credit facility during 2007 to fund exploration and development activities. The weighted average outstanding balance under our credit facility for the year ended December 31, 2007 was $196.0 million compared to $158.9 million in 2006.

        Interest cost is capitalized as a component of property cost for significant exploration and development projects that require greater than six months to be readied for their intended use and, as a result, we had not capitalized any interest expense until the third quarter of 2006. The weighted average interest rates, including interest and commitment fees paid on the unused portion of our credit facility, amortization of deferred financing costs and the effects of interest rate hedges, used to capitalize interest for the years ended December 31, 2007 and 2006 was 7.1%. We capitalized interest costs of $1.6 million and $1.0 million for the years ended December 31, 2007 and 2006, respectively.

        Income Tax Expense.    Our effective tax rates were 39.2% and 38.7% in 2007 and 2006, respectively. For both the 2007 and 2006 periods, our effective tax rate differs from the statutory rates primarily because we recorded stock-based compensation expense under Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and SFAS No. 123R, that is not deductible for income tax purposes. We have a significant deferred tax asset associated with NOLs. It is more likely than not that we will use these NOLs to offset and minimize current tax liabilities, including AMT, in future years.

Capital Resources and Liquidity

        Our primary sources of liquidity since our formation in January 2002 have been sales and other issuances of equity securities, net cash provided by operating activities, bank credit facilities, convertible senior notes, proceeds from joint exploration agreements and sales of interests in properties. Our primary use of capital has been for the exploration, development and acquisition of natural gas and oil properties. As we pursue profitable reserve and production growth, we continually monitor the capital resources, including issuance of equity and debt securities, available to us to meet our future financial obligations, planned capital expenditure activities and liquidity. Our future success in growing proved reserves and production will be highly dependent on capital resources available to us and our success in finding or acquiring additional reserves. Currently, the debt and equity markets are under considerable stress and dislocation making financing transactions difficult and expensive to complete if they can be completed at all. However, we believe that we have significant liquidity available to us under our Amended Credit Facility for our planned uses of capital. In addition, our strong hedge position provides relative certainty on a significant portion of our cash flows from operations even upon a decline in the price of natural gas and oil resulting from decreased demand and the market crisis in general. See below, "—Trends and Uncertainties—Declining Commodity Prices." We actively review acquisition opportunities on an ongoing basis. If we were to make significant additional acquisitions for cash, we may need to obtain additional equity or debt financing, which under current market conditions we may not be able to obtain on terms acceptable to us or at all.

        At December 31, 2008, our balance sheet reflected a cash and cash equivalents balance of $43.1 million with a balance of $254.0 million of borrowings outstanding under our Amended Credit Facility. At December 31, 2008, the borrowing base under our Amended Credit Facility (after a reduction for our Convertible Notes outstanding) was $600.0 million, with commitments from over seven banks totaling $592.8 million.

Cash Flow from Operating Activities

        Net cash provided by operating activities was $402.9 million, $251.5 million and $236.9 million in 2008, 2007 and 2006, respectively. The increases in net cash provided by operating activities were primarily due to an increase in oil and gas revenues, along with the changes in current assets and liabilities, which were offset by increased expenses, as discussed above in "—Results of Operations." Changes in current assets and liabilities increased cash flow from operations by $18.0 million and $11.7 million in 2008 and 2007, respectively, and reduced cash flow from operations by $1.4 million in 2006.

        Our operating cash flow is sensitive to many variables, the most significant of which is the volatility of prices for natural gas and oil production. Prices for these commodities are determined primarily by prevailing market conditions. Regional and worldwide economic activity, weather, infrastructure capacity to reach markets and other variable factors influence market conditions for these products. These factors are beyond our control and are difficult to predict. For additional information on the impact of changing prices on our financial position, see "Item 7A. Quantitative and Qualitative Disclosure about Market Risk" below.

        To mitigate some of the potential negative impact on cash flow caused by changes in natural gas and oil prices, we have entered into financial commodity swap and collar contracts to receive fixed prices for a portion of our natural gas and oil production. We typically hedge a fixed price for natural gas at our sales points (New York Mercantile Exchange ("NYMEX") less basis) to mitigate the risk of differentials to the NYMEX Henry Hub Index. At December 31, 2008, we had in place natural gas and crude oil financial collars and swaps covering portions of our 2009, 2010 and 2011 production.

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

        All derivative instruments, other than those that meet the normal purchase and normal sales exception as mentioned above, are recorded at fair market value in accordance with SFAS No. 157 and are included in the Consolidated Balance Sheets as assets or liabilities. As required under SFAS No. 157, all fair values are adjusted for non-performance risk. For derivative instruments that qualify and are designated as cash flow hedges, changes in fair value, to the extent the hedge is effective, are recognized in other comprehensive income until the forecasted transaction occurs. The ineffective portion of hedge derivatives is reported in commodity derivative gain or loss in the Consolidated Statements of Operations. Realized gains and losses on cash flow hedges are transferred from other comprehensive income and recognized in earnings and included within oil and gas production revenues in the Consolidated Statements of Operations as the associated production occurs.

        If the forecasted transaction to which the hedging instrument had been designated is no longer probable of occurring within the specified time period, the hedging instrument loses cash flow hedge accounting treatment in accordance with SFAS No. 133. All current mark-to-market gains and losses are recorded in earnings and all accumulated gains or losses recorded in other comprehensive income related to the hedging instrument are also reclassified to earnings. Due to our limited ability to sell our natural gas out of the Rocky Mountain region to the Mid-continent region at index prices, and due to an unexpected pipeline curtailment on Rockies Express that restricted our ability to transport to the Mid-continent, a portion of our Mid-continent gas derivatives no longer qualified for hedge accounting during the year ended December 31, 2008. We therefore discontinued hedge accounting for certain hedges during 2008. We recognized $1.0 million in unrealized net gain within commodity derivative gain in the Consolidated Statements of Operations for the year ended December 31, 2008, attributable to hedges that no longer qualified for hedge accounting. While such derivative contracts no longer qualify for hedge accounting as of December 31, 2008, we believe that these contracts remain a valuable component of our commodity price risk management program.

        Some of our derivatives do not qualify for hedge accounting under SFAS No. 133 but are, to a degree, an economic offset to our commodity price exposure. If a derivative instrument does not qualify as a cash flow hedge or is not designated as a cash flow hedge, the change in the fair value of the derivative is recognized in commodity derivative gain or loss in the Consolidated Statements of Operations. These mark-to-market adjustments produce a degree of earnings volatility but have no cash flow impact relative to changes in market prices. Our cash flow is only impacted when the underlying physical sales transaction takes place in the future and when the associated derivative instrument contract is settled by making or receiving a payment to or from the counterparty. Realized gains and losses of derivative instruments that do not qualify as cash flow hedges are recognized in commodity derivative gain or loss in the Consolidated Statements of Operations and are reflected in cash flows from operations on the Consolidated Statements of Cash Flows.

        During the year ended December 31, 2008, in addition to the swaps and collars discussed above, we entered into basis only swaps. With a basis only swap, we have hedged the difference between the NYMEX price and the price received for our natural gas production at the specific delivery location. Although we believe this is a sound economic hedging strategy, the basis only swaps do not qualify for hedge accounting under SFAS No. 133 because the total future cash flow has not been fixed. As a result, the changes in fair value of these derivative instruments are recorded in earnings. As of December 31, 2008, we had basis only hedges in place for a portion of our anticipated natural gas production in 2009, 2010 and 2011 for a total of 23,600,000 MMBtu. We recognized $0.04 million in unrealized net gain within commodity derivative gain in the Consolidated Statements of Operations for the year ended December 31, 2008 attributable to these basis only swaps.

        At December 31, 2008, the estimated fair value of all of our commodity derivative instruments was a net asset of $313.8 million comprised of current and noncurrent assets, including a fair value net asset of $0.04 million for basis only swaps. We will reclassify the appropriate cash flow hedge amounts to gains or losses included in natural gas and oil production operating revenues as the hedged production quantities are produced. Based on current projected market prices, the net amount of existing unrealized after-tax income as of December 31, 2008 to be reclassified from other comprehensive income to earnings in the next 12 months would be a gain of approximately $122.0 million. Any actual increase or decrease in revenues will depend upon market conditions over the period during which the forecasted transactions occur. We anticipate that all originally forecasted transactions related to our derivatives that continue to be accounted for as cash flow hedges will occur by the end of the originally specified time periods.

        The hedge instruments designated as cash flow hedges are at highly liquid trading locations but may contain slight differences compared to the delivery location of the forecasted sale, which may result in ineffectiveness in accordance with SFAS No. 133. Ineffectiveness related to our cash flow derivative instruments for the year ended December 31, 2008 was $6.8 million, which was reported in commodity derivative gain the Consolidated Statements of Operations. Although those derivatives may not achieve 100% effectiveness for accounting purposes, we believe our derivative instruments continue to be highly effective in achieving our risk management objectives. Ineffectiveness for the prior year periods was de minimis.

        The table below summarizes the realized and unrealized gains and losses we incurred related to our oil and natural gas derivative instruments for the periods indicated:

	Year Ended December 31,
	2008	2007
	(in thousands)
Realized gains on derivatives designated as cash flow hedges(1)	$31,900	$86,917

Realized gains on derivatives not designated as cash flow hedges	$62	$—
Unrealized ineffectiveness recognized on derivatives designated as cash flow hedges	6,803	—
Unrealized gains on derivatives not designated as cash flow hedges	1,055	—

Total commodity derivative gain(2)	$7,920	$—

    (1)
    Included in "Oil and gas production" revenues in the Condensed Consolidated Statements of Operations.

    (2)
    Included in "Commodity derivative gain" in the Condensed Consolidated Statements of Operations.

        We have in place the following swap contracts and cashless collars (purchased put options and written call options) as of December 31, 2008 in order to hedge a portion of our natural gas and oil production for 2009 and 2010 and a portion of our natural gas for 2011. The cashless collars are used to establish floor and ceiling prices on anticipated future natural gas and oil production. During 2008, in addition to the swaps and collars, we also entered into basis only swaps. With a basis only swap, we have hedged the difference between the NYMEX price and the price received for our natural gas production at the specific delivery location.

Contract	Total Hedged Volumes	Quantity Type	Weighted Average Floor Price	Weighted Average Ceiling Price	Weighted Average Fixed Price	Basis Differential	Index Price(1)	Fair Market Value
								(in thousands)
Cashless Collars:
2009
Natural gas	6,375,000	MMBtu	$7.00	$9.94	N/A	N/A	CIGRM	$17,506
Natural gas	5,160,000	MMBtu	$6.52	$11.29	N/A	N/A	NWPL	$12,965
Oil	200,750	Bbls	$86.82	$143.51	N/A	N/A	WTI	$6,821
2010
Natural gas	6,080,000	MMBtu	$6.00	$10.41	N/A	N/A	NWPL	$9,122
Natural gas	2,140,000	MMBtu	$7.00	$11.00	N/A	N/A	TCO	$1,737
Oil	109,500	Bbls	$90.00	$163.00	N/A	N/A	WTI	$3,327
Swap Contracts:
2009
Natural gas	47,120,000	MMBtu	N/A	N/A	$7.18	N/A	CIGRM	$141,145
Natural gas	5,425,000	MMBtu	N/A	N/A	$7.91	N/A	PEPL	$16,569
Natural gas	610,000	MMBtu	N/A	N/A	$6.56	N/A	NWPL	$1,299
Oil	136,875	Bbls	N/A	N/A	$74.41	N/A	WTI	$2,677
2010
Natural gas	32,495,000	MMBtu	N/A	N/A	$6.95	N/A	CIGRM	$67,952
Natural gas	3,040,000	MMBtu	N/A	N/A	$6.52	N/A	NWPL	$4,982
Natural gas	1,666,000	MMBtu	N/A	N/A	$7.74	N/A	PEPL	$2,681
Natural gas	2,140,000	MMBtu	N/A	N/A	$9.43	N/A	DA	$4,695
2011
Natural gas	7,300,000	MMBtu	N/A	N/A	$7.64	N/A	CIGRM	$14,650
Natural gas	2,140,000	MMBtu	N/A	N/A	$7.75	N/A	NWPL	$5,607
Basis Only Swap Contracts(2):
2009
Natural gas	2,750,000	MMBtu	N/A	N/A	N/A	$(2.14)	NWPL	$(182)
Natural gas	610,000	MMBtu	N/A	N/A	N/A	$(1.75)	CIGRM	$501
2010
Natural gas	6,690,000	MMBtu	N/A	N/A	N/A	$(2.49)	NWPL	$(1,927)
Natural gas	6,250,000	MMBtu	N/A	N/A	N/A	$(2.34)	CIGRM	$(108)
2011
Natural gas	7,300,000	MMBtu	N/A	N/A	N/A	$(1.72)	NWPL	$1,756

        The following table includes all hedges entered into subsequent to December 31, 2008 through January 30, 2009.

Contract	Total Hedged Volumes	Quantity Type	Weighted Average Floor Price	Weighted Average Ceiling Price	Weighted Average Fixed Price	Basis Differential	Index Price
Swap Contracts:
2011
Natural gas	2,140,000	MMBtu	N/A	N/A	$4.92	N/A	CIGRM
Basis Only Swap Contracts(2):
2012
Natural gas	7,320,000	MMBtu	N/A	N/A	N/A	$(1.22)	NWPL

(1)
CIGRM refers to Colorado Interstate Gas Rocky Mountains, TCO refers to Columbia Gas Transmission Corporation for Appalachia, NWPL refers to Northwest Pipeline Corporation, DA refers to Dominion Transmission Inc. for Appalachia and PEPL refers to Panhandle Eastern Pipe Line Company price as quoted in Platt's Inside FERC on the first business day of each month. WTI refers to West Texas Intermediate price as quoted on the New York Mercantile Exchange.

(2)
Represents a swap of the basis between the NYMEX price and the spot price of the index listed under Index Price above.

        By removing the price volatility from a portion of our natural gas and oil production for 2009 and 2010 and a portion of our natural gas production for 2011 and 2012, we have mitigated, but not eliminated, the potential effects of changing prices on our operating cash flow for those periods. While mitigating negative effects of falling commodity prices, these derivative contracts also limit the benefits we would receive from increases in commodity prices.

        By using derivative instruments that are not traded on an exchange to hedge exposures to changes in commodity prices, we expose ourselves to the credit risk of our counterparties. Credit risk is the potential failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty is expected to owe us, which creates credit risk. To minimize the credit risk in derivative instruments, it is our policy to enter into derivative contracts only with counterparties that are creditworthy financial institutions deemed by management as competent and competitive market makers. The creditworthiness of our counterparties is subject to periodic review. We have hedges in place with eight different counterparties, of which all but one are lenders in our Amended Credit Facility. As of December 31, 2008, JP Morgan Chase & Company, J. Aron & Company and Bank of Montreal accounted for 43.6%, 22.8% and 15.1%, respectively, of the net fair market value of our derivative asset. We believe all of these institutions currently are acceptable credit risks. We are not required to provide credit support or collateral to any of our counterparties under current contracts, nor are they required to provide credit support to us. As of January 30, 2009, we have no past due receivables from any of our counterparties.

Capital Expenditures

        Our capital expenditures are summarized in the following tables:

	Year Ended December 31,
Basin/Area	2008	2007	2006
	(in millions)
Uinta	$223.7	$166.4	$120.0
Piceance	249.8	180.3	138.2
Powder River	36.9	39.3	148.0
Wind River	33.0	10.5	35.3
Paradox	30.6	18.2	12.4
Other	27.1	29.0	47.3

Total	$601.1	$443.7	$501.2

	Year Ended December 31,
	2008	2007	2006
	(in millions)
Acquisitions of proved and unevaluated properties and other real estate	$38.5	$23.9	$159.3	(1)
Drilling, development, exploration and exploitation of natural gas and oil properties(2)	542.9	383.4	318.5
Geologic and geophysical costs and exploratory dry holes and abandonment costs	14.8	31.8	21.0
Furniture, fixtures and equipment	4.9	4.6	2.4

Total(3)	$601.1	$443.7	$501.2

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

(3)
For the years ended December 31, 2008, 2007 and 2006, we received $2.4 million, $96.5 million and $87.6 million, respectively, of proceeds principally from the sale of interests in oil and gas properties, which are not deducted from the capital expenditures presented above.

        Total unevaluated properties increased $78.9 million to $315.2 million at December 31, 2008, from $236.3 million at December 31, 2007. The increase was principally from an increase in wells in progress resulting from increased development and exploratory drilling activity during the year ended December 31, 2008.

        Our Board of Directors has approved a capital budget of $500 million for 2009; however, due to current commodity price forecasts and capital markets constraints, we plan to align capital spending with cash flow from operations. Our current estimate is for a capital budget of up to $350 million, which may be adjusted throughout the year as business conditions warrant. We expect that we have sufficient available liquidity through 2009 with the Amended Credit Facility, our hedge position and cash flow from operations. Future cash flows are subject to a number of variables, including our level of natural gas and oil production, commodity prices and operating costs. There can be no assurance that operations and other capital resources will provide sufficient amounts of cash flow to maintain planned levels of capital expenditures.

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

Financing Activities

        Credit Facility.    Our Amended Credit Facility, which matures on March 17, 2011, has commitments of $592.8 million and, based on mid-year 2008 reserves and our hedge positions, a borrowing base of $600.0 million (after a reduction related to our Convertible Notes outstanding). Future borrowing bases will be computed based on proved natural gas and oil reserves, hedge positions and estimated future cash flows from those reserves, as well as any other outstanding debt. The borrowing base is required to be redetermined at least twice per year. The Amended Credit Facility bears interest, based on the borrowing base usage, at the applicable London Interbank Offered Rate ("LIBOR") plus applicable margins ranging from 1.25% to 2.00% or an alternate base rate, based upon the greater of the prime rate, the federal funds effective rate plus 0.5% or the adjusted one month LIBOR plus 1.00% plus applicable margins ranging from 0.25% to 1.00%. We pay commitment fees ranging from 0.35% to 0.50% of the unused borrowing base. The Amended Credit Facility is secured by natural gas and oil properties representing at least 80% of the value of our proved reserves and the pledge of all of the stock of our subsidiaries. For information concerning the effect of changes in interest rates on interest payments under this facility, see "Item 7A. Quantitative and Qualitative Disclosure about Market Risk—Interest Rate Risks" below.

        As of December 31, 2008 and 2007, borrowings outstanding under the Amended Credit Facility totaled $254.0 and $274.0 million, respectively. The Amended Credit Facility also contains certain financial covenants. We are currently in compliance with all financial covenants and have complied with all financial covenants for all prior periods.

        In December 2006, we entered into two interest rate derivative contracts to manage our exposure to changes in interest rates. The first contract was a floating-to-fixed interest rate swap for a notional amount of $10.0 million and the second was a floating-to-fixed interest rate collar for a notional amount of $10.0 million, both to terminate on December 12, 2009. Under the swap, we will make payments to (or receive payments from) the contract counterparty when the variable rate of one-month LIBOR falls below (or exceeds) the fixed rate of 4.70%. Under the collar, we will make payments to (or receive payments from) the contract counterparty when the variable rate falls below the floor rate of 4.50% or exceeds the ceiling rate of 4.95%. Our interest rate derivative instruments have been designated as cash flow hedges in accordance with SFAS No. 133. Changes in fair value of the interest rate swaps or collars are reported in other comprehensive income, to the extent the hedge is effective, until the forecasted transaction occurs, at which time they are recorded as adjustments to interest expense. Ineffectiveness related to such derivative instruments was de minimis for both the years ended December 31, 2008 and 2007.

        During the year ended December 31, 2008, net settlement payments on the interest rate derivative contracts, which were included in interest expense, were $0.3 million. We anticipate that all originally forecasted transactions will occur by the end of the originally specified time periods. As of December 31, 2008, based on current projected interest rates, the amount to be reclassified from accumulated other comprehensive income to net income in the next 12 months would be a reduction of approximately $0.3 million. At December 31, 2008, the estimated fair value of the interest rate derivatives was a liability of $0.5 million.

        Convertible Notes.    On March 12, 2008, we issued $172.5 million aggregate principal amount of Convertible Notes. The full $172.5 million principal amount of the Convertible Notes is currently outstanding. The Convertible Notes mature on March 15, 2028, unless earlier converted, redeemed, or purchased by us. The conversion price is approximately $66.33 per share of our common stock, equal to the applicable conversion rate of 15.0761 shares of our common stock, subject to adjustment upon certain events. Upon conversion of the Convertible Notes, holders will receive, at our election, cash, shares of common stock, or a combination of cash and shares of common stock. The Convertible Notes bear interest at a rate of 5% per annum, payable semi-annually in arrears on March 15 and September 15 of each year, beginning September 15, 2008. The Convertible Notes are not traded on a public exchange. Therefore, based on market-based parameters of the various components of the Convertible Note, the estimated fair value was approximately $120.4 million as of December 31, 2008.

        On or after March 26, 2012, we may redeem for cash all or a portion of the Convertible Notes at a redemption price equal to 100% of the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest, if any, up to, but excluding, the applicable redemption date. In satisfaction of our obligation upon conversion of the Convertible Notes, we may elect to deliver, at our option, cash, shares of our common stock or a combination of cash and shares of our common stock. We currently intend to net cash settle the Convertible Notes. However, we have not made a formal legal irrevocable election to net cash settle and reserve the right to settle the Convertible Notes in any manner allowed under the indenture for the Convertible Notes as business conditions warrant.

        Holders of the Convertible Notes may require us to purchase all or a portion of their Convertible Notes for cash on each of March 20, 2012, March 20, 2015, March 20, 2018 and March 20, 2023 at a purchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest, if any, up to but excluding the applicable purchase date.

        Holders may convert their Convertible Notes into cash, shares of our common stock, or a combination of cash and shares of our common stock, as elected by us, at any time prior to the close of business on September 20, 2027, if any of the following conditions are satisfied: (1) if the closing price of our common stock reaches specified thresholds or the trading price of the Convertible Notes falls below specified thresholds; (2) if the Convertible Notes have been called for redemption; (3) if we make certain significant distributions to holders of our common stock, or (4) we enter into specified corporate transactions, none of which occurred during 2008 or through the date of the filing of this Form 10-K. After September 20, 2027, holders may surrender their Convertible Notes for conversion at any time prior to the close of business on the business day immediately preceding the maturity date regardless of whether any of the foregoing conditions have been satisfied.

        In addition, following certain corporate transactions that constitute a qualifying fundamental change, we are required to increase the applicable conversion rate for a holder who elects to convert its Convertible Notes in connection with such corporate transactions in certain circumstances.

        Contractual Obligations.    A summary of our contractual obligations as of and subsequent to December 31, 2008 is provided in the following table.

	Payments Due By Year
	2009	2010	2011	2012	2013	After 2014	Total
	(in thousands)
Notes payable(1)	$—	$—	$254,000	$—	$—	$—	$254,000
Convertible Notes(2)	8,625	8,625	8,625	174,536	—	—	200,411
Purchase commitments(3)(7)	8,161	8,161	7,050	—	—	—	23,372
Drilling rig commitments(4)(7)	23,629	16,389	2,250	—	—	—	42,268
Office and office equipment leases and other	2,554	2,554	743	—	—	—	5,851
Firm transportation and processing agreements(7)	25,818	29,816	50,569	54,236	53,950	323,962	538,351
Asset retirement obligations(5)	506	9,037	2,462	1,640	939	32,609	47,193
Derivative liability(6)	509	—	—	—	—	—	509

Total	$69,802	$74,582	$325,699	$230,412	$54,889	$356,571	$1,111,955

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

(2)
On March 12, 2008, we issued $172.5 million aggregate principal amount of Convertible Notes. For purposes of contractual obligations, we assume that the holders of our Convertible Notes will not exercise the conversion feature, and we will therefore repay the $172.5 million in cash. We currently expect to call the Convertible Notes for redemption in 2012. We are also obligated to make annual interest payments equal to $8.6 million.

(3)
We have two take-or-pay carbon dioxide ("CO2") purchasing agreements that expire in October 2010 and December 2011, respectively, whereby we have a minimum volume commitment to purchase CO2 at a contracted price, subject to annual escalation. The contracts are with two different suppliers and provide CO2 used in fracturing operations in our West Tavaputs field. Should we not take delivery of the minimum volume required, we would be obligated to pay for the deficiency. At this time our planned volumes needed exceed the minimum requirement and we do not anticipate any deficiency payments.

(4)
We currently have four drilling rigs under contract. One contract expires in 2009, two contracts expire in 2010, and one contract expires in 2011. Any other rig performing work for us is doing so on a well-by-well basis and therefore can be released without penalty at the conclusion of drilling on the current well. These types of drilling obligations have not been included in the table above.

(5)
Neither the ultimate settlement amounts nor the timing of our asset retirement obligations can be precisely determined in advance. See "—Critical Accounting Policies and Estimates" below for a more detailed discussion of the nature of the accounting estimates involved in estimating asset retirement obligations.

(6)
Derivative liabilities represent the fair value for interest rate derivatives presented as liabilities in our Condensed Consolidated Balance Sheets as of December 31, 2008. The ultimate settlement amounts of our derivative liabilities are unknown because they are subject to continuing market fluctuations. See "Critical Accounting Policies and Estimates" below for a more detailed discussion of the nature of the accounting estimates involved in valuing derivative instruments.

(7)
The values in the table represent the gross amounts that the Company is financially committed to pay. However, the Company will record in its financials the Company's proportionate share based on the Company's working interest and net revenue interest, which will vary from basin to basin.

        We have entered into contracts that provide firm processing rights and firm transportation capacity on pipeline systems. The remaining terms on these contracts range from one to 14 years and require us to pay transportation demand and processing charges regardless of the amount of pipeline capacity utilized by us.

Trends and Uncertainties

  Regulatory Trends

        Our future Rocky Mountain operations and cost of doing business may be affected by changes in regulations and the ability to obtain drilling permits. Our properties located in Colorado are subject to the authority of the COGCC. The COGCC has the authority to regulate oil and gas activities to protect public health, safety and welfare, including the environment and wildlife. In 2007, the Colorado legislature approved legislation changing the composition of the COGCC to reduce industry representation and to add the heads of the CDNR and the CDPHE plus other stakeholders. In addition, the legislation required the COGCC to promulgate rules (1) in consultation with CDPHE, to provide CDPHE an opportunity to provide comments on public health issues during the COGCC's decision-making process and (2) in consultation with the CDOW, to establish standards for minimizing adverse impacts to wildlife resources affected by oil and gas operations and to ensure the proper reclamation of wildlife habitat during and following such operations. These rules become effective April 1, 2009 for the majority of our operations area. We believe the revised rules will cause additional costs and may cause delay in our operations in Colorado. The rules require consultation with the CDOW and CDPHE prior to drilling and completion operations in our Piceance Basin and for the portion of the Paradox Basin located in Colorado. The requirements for this consultation are open-ended and resulting permit restrictions remain subject to appeal by the CDOW, CDPHE and the surface owner. The CDOW may attempt to prohibit drilling and completion operations for some period corresponding to wildlife's use of the habitat. CDPHE may choose to impose costly conditions of approval and limit the areas that can be developed. If we were not able to avoid adverse requirements, our Piceance Basin and, if our Paradox Basin exploratory activities are successful, the Colorado portion of our Paradox Basin production and production growth would be reduced. In addition, the costs of these and the other proposed rules could add substantial increases in incremental well costs in our Colorado operations. The rules also would impact the ability and extend the time necessary to obtain drilling permits, which creates substantial uncertainty about our ability to obtain sufficient permits in a timely fashion in order to meet future drilling plans and thus production and capital expenditure targets. It is also possible that similar rules will be proposed in the other states in which we operate, further impacting our operations.

        The regulatory environment continues to become more restrictive, which limits our ability and increases the cost to conduct our operations. Areas in which we operate are subject to federal, state, local and tribal regulations. All these jurisdictions have imposed additional and more restrictive regulations recently and there are initiatives underway to implement additional regulations and prohibitions on oil and gas activities.

        Federal.    At the federal level, the new presidential administration and its appointees to the Department of Interior and other posts have made public statements that indicate a more restrictive regulatory environment for oil and gas activities is in effect and that additional restrictions can be expected. Secretary of the Interior Salazar ordered the review of many actions undertaken under the previous administration and directed the BLM not to issue oil and gas leases in Utah that were auctioned in December 2008 and to return the bid money paid for those leases. As a result, we will not receive leases on prospective leases near our West Tavaputs project for which we were the high bidder. The auction of these leases also was challenged by environmental groups in a court action filed in federal court in Washington, D.C. and a temporary injunction previously was issued barring the issuance of the leases. This lawsuit also seeks review of federal resource management plans prepared by the BLM for areas of Utah, including areas in which we operate. If this challenge is successful, it could impact our ability to operate and the issuance of the EIS for our West Tavaputs full field development. Based on public statements by environmental groups and their fundraising efforts, we expect additional litigation seeking to halt our and other companies' exploration and development activities in the West Tavaputs area and throughout the Rocky Mountain Region. The BLM and the U.S. Forest Service also have withdrawn parcels from planned lease sales in other states near our areas of operations. Legislative proposals of the previous congress to regulate hydraulic fracturing under the Clean Drinking Water Act, cause expiration of undeveloped leases, eliminate funding for processing of Federal drilling permits, and to eliminate categorical exclusions for oil and gas activities are likely to be reintroduced. Based on the actions of the Secretary of Interior and other officials, we expect additional restrictions, delays or prohibitions to be implemented. In addition, the issuance of the record of decision to approve the environmental impact study prepared over the past four years for our West Tavaputs full field development has been delayed pending the appointment of new management at the BLM and Department of Interior as part of the transition of the administration of President Obama.

        State.    We also are experiencing increased attempts to more strictly regulate oil and gas activities at the state level. Recent regulation includes changes in the makeup of the Colorado Oil and Gas Conservation Commission, or COGCC, and new rules imposed by the COGCC as described above under "—Regulatory", and proposals in the Colorado, Wyoming and Utah legislatures affecting oil and gas activities. Legislation has been introduced in other states that mimics that passed in Colorado and several states have proposed severance tax increases

        Local.    Counties in Colorado and other states regulate oil and gas activities through local land use rules. Garfield County, Colorado, where our Piceance Basin operations are located, has begun requiring special use permits for activities that previously were regulated by the COGCC, adding new requirements and delays over previous operations. We expect additional attempts to regulate activities related to oil and gas operations by counties and local governments.

        Tribal.    We have experienced delays in obtaining permits to drill wells on tribal property, including our Lake Canyon and Black Tail Ridge projects. The failure to obtain permits has led us to declare a force majeure event in order to protect our rights under our Black Tail Ridge exploration and development agreement. Because of the current staffing of the permitting authority, we believe that delays in obtaining permits will continue for the foreseeable future, which will delay our ability to drill wells in these areas.

        Potential Impacts of Regulatory Trends.    The increase in regulatory burdens and potential for continued lawsuits seeking to block activities as described above is likely to cause delays to our planned activities and could prevent some of these activities. This is expected to increase our costs and could result in lower production and reserves as our properties naturally decline without replacement production and reserves from new wells as well as a reduction in the value of our accumulated leases, especially federal leases which make up approximately 50% of our leasehold. We currently are unable to estimate the magnitude of these potential losses.

  Declining Commodity Prices

        In the last several months, we have experienced steep declines in natural gas and oil prices. If this trend continues, or the current relatively low prices persist, it could increase the likelihood of impairments and write-downs of properties, reduce our reserves and thus the borrowing base of our Amended Credit Facility and have a significant negative impact on our cash flows used to fund operations and capital expenditures.

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

        The application of the successful efforts method of accounting requires managerial judgment to determine the proper classification of wells designated as developmental or exploratory, which will ultimately determine the proper accounting treatment of the costs incurred. In addition to development on exploratory wells, we may drill scientific wells that are only used for data gathering purposes. The costs associated with these scientific wells are expensed as incurred as geological and geographical expense. The results from a drilling operation can take considerable time to analyze and the determination that commercial reserves have been discovered requires both judgment and industry experience.

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

        Unevaluated oil and gas property costs are transferred to proved oil and gas properties if the properties are subsequently determined to be productive. Proceeds from sales of partial interests in unproved leases are accounted for as a recovery of cost without recognizing any gain until all costs are recovered. Unevaluated oil and gas properties are assessed periodically for impairment on a property-by-property basis based on remaining lease terms, drilling results, reservoir performance, commodity price outlooks or future plans to develop acreage. During the year ended December 31, 2008, we recognized a non-cash impairment charge of $4.3 million primarily on the carrying value of unevaluated oil and gas properties in the Talon field located in the Wind River Basin.

        We review our proved natural gas and oil properties for impairment whenever events and circumstances indicate that a decline in the recoverability of their carrying value may have occurred. We estimate the expected future cash flows of our gas and oil properties and compare these future cash flows to the carrying amount of the gas and oil properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, we will adjust the carrying amount of the natural gas and oil properties to fair value. The factors used to determine fair value include, but are not limited to, recent sales prices of comparable properties, the present value of future cash flows, net of estimated operating and development costs using estimates of proved reserves, future commodity pricing, future production estimates, anticipated capital expenditures, and various discount rates commensurate with the risk associated with realizing the expected cash flows projected. For 2008, our impairment testing required us to take a non-cash impairment charge to our proved oil and gas properties in the Cooper Reservoir field, located in the Wind River Basin, of $21.0 million, which was primarily the result of geologic and engineering reevaluations, as well as lower oil and gas prices. Both the Talon and Cooper Reservoir fields are not considered strategic areas for future operations. In 2007, based upon our fair value analysis, we recognized a $2.3 million non-cash impairment charge associated with our Tri-State properties within the DJ Basin. We sold these properties in 2008.

        The successful efforts method of accounting can have a significant impact on the operational results reported when we are entering a new exploratory area in anticipation of finding a gas and oil field that will be the focus of future development drilling activity. The initial exploratory wells may be unsuccessful and will be expensed. Seismic costs can be substantial, which will result in additional exploration expenses when incurred.

        Our investment in natural gas and oil properties includes an estimate of the future costs associated with dismantlement, abandonment and restoration of our properties. These costs are recorded as provided in SFAS No. 143, Accounting for Asset Retirement Obligations. The present value of the estimated future costs to dismantle, abandon and restore a well location are added to the capitalized costs of our oil and gas properties and recorded as a long-term liability. The capitalized cost is included in the natural gas and oil property costs that are depleted over the life of the assets.

        The recognition of an asset retirement obligation, or ARO, requires that management make numerous estimates, assumptions and judgments regarding such factors as amounts, future advances in technology, timing of settlements, the credit-adjusted risk-free rate to be used and inflation rates. In periods subsequent to initial measurement of the ARO, we must recognize period-to-period changes in the liability resulting from the passage of time, revisions to either the amount of the original estimate of undiscounted cash flows or changes in inflation factors and changes to our credit-adjusted risk-free rate as market conditions warrant. Any such changes that result in upward or downward revisions in the estimated obligation will result in an adjustment to the related capitalized asset and corresponding liability on a prospective basis and an adjustment in our DD&A expense in future periods.

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

        Reserves and their relation to estimated future net cash flows impact our depletion and impairment calculations. As a result, adjustments to depletion and impairment are made concurrently with changes to reserve estimates. We prepare our reserve estimates, and the projected cash flows derived from these reserve estimates, in accordance with SEC guidelines. The independent engineering firms adhere to the same guidelines when reviewing our reserve reports. The accuracy of our reserve estimates is a function of many factors including the following: the quality and quantity of available data, the interpretation of that data, the accuracy of various mandated economic assumptions and the judgments of the individuals preparing the estimates.

        The process of estimating oil and natural gas reserves is very complex, requiring significant decisions in the evaluation of all available geological, geophysical, engineering and economic data. The data for a given field may also change substantially over time as a result of numerous factors, including additional development activity, evolving production history and continued reassessment of the viability of production under varying economic conditions. As a result, material revisions to existing reserve estimates may occur from time to time. Although every reasonable effort is made to ensure that the reported reserve estimates represent the most accurate assessments possible, the subjective decisions and variances in available data for various fields make these estimates generally less precise than other estimates included in our financial statements. As such, reserve estimates may materially vary from the ultimate quantities of oil, natural gas and natural gas liquids eventually recovered.

        As of December 31, 2008, we revised our proved reserves upward by 146.4 Bcfe, excluding pricing revisions, primarily as a result of adding increased density in proved undeveloped locations in the Piceance and West Tavaputs fields and improved production performance by wells located in each of our major producing basins: Wind River, Uinta, Powder River and Piceance. The pricing revision at year-end 2008 at prices of $4.61 per MMBtu and $41.00 per barrel of oil, relative to the year-end 2007 prices of $6.04 per MMBtu and $92.50 per barrel of oil, was downward 7.3 Bcfe. Year-end prices were adjusted by lease for quality, transportation fees and regional price differences.

        As of December 31, 2007, we revised our proved reserves upward by 34.8 Bcfe, excluding pricing revisions, primarily as a result of adding increased density proved undeveloped locations in the West Tavaputs field and continued improved performance of wells drilled in the West Tavaputs and Piceance fields. We also revised our 2007 year-end proved reserves upward by 19.4 Bcfe, as year-end 2007 pricing was $6.04 per MMBtu and $92.50 per barrel of oil, relative to year-end 2006 at prices of $4.46 per MMBtu of gas and $61.06 per barrel of oil. Year-end prices were adjusted by lease for quality, transportation fees and regional price differences.

        As of December 31, 2006, we revised our proved reserves upward by 12.4 Bcfe, excluding pricing revisions. This revision was primarily the result of increased performance of wells drilled during the last half of 2005 and the first half of 2006. The pricing revision at year-end 2006 at prices of $4.46 per MMBtu of gas and $61.06 per barrel of oil, relative to year-end 2005 prices of $7.72 per MMBtu and $61.04 per barrel of oil, was downward 33.8 Bcfe. Year-end prices were adjusted by lease for quality, transportation fees and regional price differences.

Revenue Recognition

        We record revenues from the sales of natural gas and oil when in the month that delivery to the customer has occurred and title has transferred. This occurs when natural gas or oil has been delivered to a pipeline or a tank lifting has occurred. We receive payment from one to three months after delivery. At the end of each month, we estimate the amount of production delivered to purchasers and the price we will receive. Variances between our estimated revenue and actual payment are recorded in the month the payment is received. Historically, any differences have been insignificant.

        We may have an interest with other producers in certain properties, in which case we use the sales method to account for natural gas imbalances. Under this method, revenue is recorded on the basis of natural gas actually sold by us. In addition, we record revenue for our share of natural gas sold by other owners that cannot be volumetrically balanced in the future due to insufficient remaining reserves. We also reduce revenue for other owners' natural gas sold by us that cannot be volumetrically balanced in the future due to insufficient remaining reserves. Our remaining over- and under-produced gas balancing positions are considered in our proved reserves. Gas imbalances as of December 31, 2008 and 2007 were not significant.

Derivative Instruments and Hedging Activities

        We periodically use derivative financial instruments to achieve a more predictable cash flow from our natural gas and oil production by reducing our exposure to price fluctuations. We also enter into derivative contracts to mitigate the risk of interest rate fluctuations. For the year ended December 31, 2008, these transactions included swaps, basis only swaps and cashless collars. We account for these activities pursuant to SFAS No. 133, as amended. This statement establishes accounting and reporting standards requiring that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded at fair market value and included in the balance sheet as assets or liabilities.

        The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative and the resulting designation, which is established at the inception of a derivative. SFAS No. 133 requires a company to formally document, at the inception of a hedge, the hedging relationship and the entity's risk management objective and strategy for undertaking the hedge, including identification of the hedging instrument, the hedged item or transaction, the nature of the risk being hedged, the method that will be used to assess effectiveness and the method that will be used to measure hedge ineffectiveness of derivative instruments that receive hedge accounting treatment.

        For derivative instruments designated as cash flow hedges, changes in fair value, to the extent the hedge is effective, are recognized in other comprehensive income until the hedged item is recognized in earnings. Hedge effectiveness is assessed at least quarterly based on total changes in the derivative's fair value. Any ineffective portion of the derivative instrument's change in fair value is recognized immediately in earnings.

        We use derivative financial instruments which have not been designated as hedges under SFAS No. 133 because they still protect us from changes in commodity prices. These instruments are marked to market with the resulting changes in fair value recorded in earnings.

        The estimates of the fair values of our derivative instruments require substantial judgment. These values are based upon, among other things, option pricing models, futures prices, volatility, time to maturity and credit risk. The values we report in our financial statements change as these estimates are revised to reflect actual results, changes in market conditions or other factors, many of which are beyond our control.

        Changes in estimates of fair value have only a minimal impact on our liquidity, capital resources or results of operations, as long as the derivative instruments qualify for cash flow hedge accounting treatment. Changes in the fair values of derivatives that do not qualify for cash flow hedge accounting treatment can have an impact on our results of operations, but generally will not impact our liquidity or capital resources. Settlements of derivative instruments, regardless of whether they qualify for hedge accounting, do have an impact on our liquidity and results of operations. Generally, if actual market prices are higher than the price of the derivative instruments, our net earnings and cash flow from operations will be lower relative to the results that would have occurred absent these instruments.

        As of December 31, 2008, the fair value of all of our derivative instruments, including basis only swaps and interest rate derivatives, was a net asset of $313.3 million, comprised of current and noncurrent assets and liabilities. The deferred income tax effect on the fair value of the cash flow hedge derivatives at December 31, 2008 totaled $113.3 million, which is recorded in current and noncurrent deferred tax liabilities.

Income Taxes and Uncertain Tax Positions

        Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently payable plus deferred income taxes related to certain income and expenses recognized in different periods for financial and income tax reporting purposes. Deferred income tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when assets are recovered or settled. Deferred income taxes are also recognized for tax credits that are available to offset future income taxes. Deferred income taxes are measured by applying currently enacted tax rates to the differences between financial statement and income tax reporting. We routinely assess the realizability of our deferred tax assets. If we conclude that it is more likely than not that some portion or all of the deferred tax assets will not be realized under accounting standards, the tax asset would be reduced by a valuation allowance. We consider future taxable income in making such assessments. Numerous judgments and assumptions are inherent in the determination of future taxable income, including factors such as future operating conditions (particularly as related to prevailing oil and natural gas prices). There can be no assurance that facts and circumstances will not materially change and require us to establish deferred tax asset valuation allowances in a future period.

Stock-based Compensation

        We account for stock-based compensation in accordance with SFAS No. 123R, which revised SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. This statement requires us to record expense associated with the fair value of stock-based compensation. However, for awards granted before we were a public company (i.e. those granted prior to April 16, 2004, which is defined by SFAS No. 123R as the date we became a public company as a result of filing our Form S-1 registration statement with the SEC) we continue to use the minimum value method described under APB Opinion No. 25. For awards granted after we were a public company (i.e. those granted subsequent to April 16, 2004), and for new, modified, repurchased, or cancelled awards on or subsequent to our adoption of SFAS No. 123R on October 1, 2004, we recognized share-based employee compensation cost based on the fair value as computed under SFAS No. 123R.

        We continue to account for certain stock options under the original provisions of APB Opinion No. 25 because those options were issued prior to April 16, 2004. Under APB Opinion No. 25, we recognize compensation expense only to the extent that the exercise price of the options granted exceeds the market value of the underlying common stock on the date of grant.

        In applying the provisions of SFAS No. 123R, judgments and estimates are made regarding, among other things, the appropriate valuation methodology to follow in valuing stock compensation awards and the related inputs required by those valuation methodologies. Assumptions regarding expected volatility of our common stock, the risk-free interest rates, expected term of the awards and other valuation inputs are subject to change. Any such changes could result in different valuations and thus impact the amount of stock-based compensation expense recognized.

        In total, under APB Opinion No. 25 and SFAS No. 123R, we recorded non-cash stock-based compensation of $16.8 million, $9.9 million, and $6.5 million in 2008, 2007 and 2006, respectively, for option grants, option modifications, nonvested equity shares of common stock and nonvested performance-based equity shares of common stock.

Acquisitions

        The establishment of our initial asset base since our founding in January 2002 has included material acquisitions of natural gas and oil properties, which have been accounted for using the purchase method of accounting.

        Under the purchase method, the acquiring company adds to its balance sheet the estimated fair values of the acquired company's assets and liabilities. Any excess of the purchase price over the fair values of the tangible and intangible net assets acquired is recorded as goodwill. Goodwill is assessed for impairment at least annually. In each of our acquisitions to date we have determined that the purchase price did not exceed the fair value of the net assets acquired. Therefore, no goodwill was recorded.

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

New Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements regarding fair value measurement. We partially adopted SFAS No. 157 as of January 1, 2008, pursuant to FASB Staff Position ("FSP") No. FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS No. 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. With partial adoption, we applied SFAS No. 157 to recurring fair value measurements of financial and non-financial instruments, which affected the fair value disclosures of our financial derivatives within the scope of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. See Footnote 7 for fair value disclosures.

        As of January 1, 2009, we fully adopted SFAS No. 157, requiring fair value measurements of nonfinancial assets and nonfinancial liabilities, including nonfinancial long-lived assets measured at fair value for an impairment assessment under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and asset retirement obligations initially measured at fair value under SFAS No. 143, Accounting for Asset Retirement Obligations. The full adoption of SFAS No. 157 is not expected to have a material impact on our financial statements.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure many financial instruments and certain other items at fair value. This statement expands the use of fair value measurement and applies to entities that elect the fair value option. We adopted this statement as of January 1, 2008; however, we did not elect the fair value option for any eligible financial instruments or other items. Therefore, the adoption of this statement did not impact our financial statements.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations ("SFAS No. 141R"), which replaces FASB Statement No. 141, Business Combinations. This statement requires an acquirer to recognize the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. This includes the measurement of the acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer's income tax valuation allowance and deferred taxes. This statement applies prospectively and was effective for us beginning January 1, 2009. SFAS No. 141R will only impact us if and when we become party to a business combination.

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. This statement is intended to improve financial reporting about derivative instruments and hedging activities by requiring companies to enhance disclosure about how these instruments and activities affect their financial position, performance and cash flows. SFAS No. 161 seeks to achieve these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also seeks to improve the transparency of the location and amounts of derivative instruments in a company's financial statements and how they are accounted for under SFAS No. 133. This statement was effective for us beginning January 1, 2009. The adoption of SFAS No. 161 is not expected to have a material impact on our financial statements.

        In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. This statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. Prior to the issuance of SFAS No. 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants ("AICPA") Statement on Auditing Standards ("SAS") No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. SFAS No. 162 was effective November 15, 2008 and did not have a material impact on our financial statements.

        In May 2008, the FASB adopted FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (including Partial Cash Settlement). FSP APB 14-1 states that the accounting treatment for certain convertible debt instruments that may be settled in cash, shares of common stock or any portion thereof at the election of the issuing company be accounted for utilizing a bifurcation model under which the value of the debt instrument would be determined without regard to the conversion feature. The difference between the issuance amount of the debt instrument and the value determined pursuant to FSP APB 14-1 will be recorded as an equity contribution. The resulting debt discount would be amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008. We adopted FSP APB 14-1 effective January 1, 2009 as early adoption was not permitted. FSP APB 14-1 must be applied retrospectively to all periods presented for any instrument within the scope of FSP APB 14-1 that was outstanding during any of the periods presented. FSP APB 14-1 changes the accounting treatment for our Convertible Notes which were issued in March 2008. At adoption, FSP APB 14-1 will retrospectively reduce the Company's long-term debt and increase the Company's stockholders' equity by approximately $23 million and increase the Company's non-cash interest expense by approximately $4 million and $6 million for the years ended December 31, 2008 and 2009, respectively.

        In October 2008, the FASB issued FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active. FSP No. FAS 157-3 clarifies the application of SFAS No. 157 as it relates to the valuation of financial assets in a market that is not active for those financial assets. This FSP is effective immediately and includes those periods for which financial statements have not been issued. We currently do not have any financial assets that are valued using inactive markets, and as a result, we were not impacted by the issuance of FSP No. FAS 157-3.

        On December 31, 2008, the SEC published the final rules and interpretations updating its oil and gas reserves reporting requirements. Many of the revisions are updates to definitions in the existing oil and gas rules to make them consistent with the Petroleum Resource Management System, which is a widely accepted set of evaluation guidelines that are designed to support assessment processes throughout the resource asset lifecycle. These guidelines were prepared by the Society of Petroleum Engineers, or SPE, Oil and Gas Reserves Committee with cooperation from many industry organizations. One of the key changes to the previous SEC rules relates to using a 12-month average commodity price to calculate the value of proved reserves versus the current method of using year-end prices. Other key revisions include the ability to include nontraditional resources in reserves, the use of new technology for determining reserves, the opportunity to establish proved undeveloped reserves without the requirement of an adjacent producing well and permitting disclosure of probable and possible reserves. The SEC will require companies to comply with the amended disclosure requirements for registration statements filed after January 1, 2010, and for annual reports for fiscal years ending on or after December 15, 2009. Early adoption is not permitted. The Company is currently assessing the impact that the adoption will have on the Company's disclosures and financial statements.

Item 7A.    Quantitative and Qualitative Disclosure About Market Risk

        The primary objective of the following information is to provide forward-looking quantitative and qualitative information about our potential exposure to market risks. The term "market risk" refers to the risk of loss arising from adverse changes in natural gas and oil prices and interest rates. The disclosures are not meant to be precise indicators of expected future losses, but rather indicators of reasonably possible losses. This forward-looking information provides indicators of how we view and manage our ongoing market risk exposures. All of our market risk sensitive instruments were entered into for purposes other than speculative trading.

Commodity Price Risk

        Our primary market risk exposure is in the price we received for our natural gas and oil production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot regional market prices applicable to our U.S. natural gas production. Pricing for natural gas and oil production has been volatile and unpredictable for several years, and we expect this volatility to continue in the future. The prices we receive for production depend on many factors outside of our control, including volatility in the differences between product prices at sales points and the applicable index price. Based on our average daily production and our price swap and collar contracts in place during 2008, our annual income before income taxes for the year ended December 31, 2008 would have decreased by approximately $1.6 million for each $0.10 decrease per MMBtu in natural gas prices and approximately $0.2 million for each $1.00 per barrel decrease in crude oil prices.

        We routinely enter into and anticipate entering into financial hedging activities with respect to a portion of our projected natural gas and oil production through various financial transactions which hedge future prices received. These transactions may include financial price swaps whereby we will receive a fixed price for our production and pay a variable market price to the contract counterparty and cashless price collars that set a floor and ceiling price for the hedged production. If the applicable monthly price indices are outside of the ranges set by the floor and ceiling prices in the various collars, we and the counterparty to the collars would be required to settle the difference. These financial hedging activities are intended to support natural gas and oil prices at targeted levels and to manage our exposure to natural gas and oil price fluctuations. In addition to the swaps and collars discussed above, we also entered into basis only swaps. With a basis only swap, we have hedged the difference between the NYMEX price and the price received for our natural gas production at the specific delivery location to protect against the risk of large differences between NYMEX (Henry Hub) and our primary sales point, CIG. Large basis differentials have occurred recently due to pipeline infrastructure issues.

        In addition to financial transactions, we are a party to various physical commodity contracts for the sale of natural gas that cover varying periods of time and have varying pricing provisions. Under SFAS No. 133, these physical commodity contracts qualify for the normal purchases and normal sales exception and, therefore, are not subject to hedge accounting or mark-to-market accounting. The financial impact of physical commodity contracts is included in oil and gas revenues at the time of settlement, which in turn affects average realized natural gas prices.

        For the calendar year 2009, we currently have financial hedges in place for 64,690,000 MMBtu of natural gas production and 337,625 Bbls of oil production. As of January 30, 2009, we have hedges in place for 47,561,000 MMBtu of natural gas production and 109,500 Bbls of oil production for 2010 and 11,580,000 MMBtu of natural gas production for 2011. In addition, we have basis only swaps in place for 3,360,000 MMBtu of natural gas for 2009, 12,940,000 MMBtu of natural gas for 2010, 7,300,000 MMBtu of natural gas for 2011 and 7,320,000 MMBtu of natural gas for 2012. These hedges are summarized in the table presented under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity—Cash Flow from Operating Activities."

Commodity Hedges

        Through a price swap, we have fixed the price we will receive on a portion of our natural gas and oil production. In a swap transaction, the counterparty is required to make a payment to us for the difference between the fixed price and the settlement price if the settlement price is below the fixed price. We are required to make a payment to the counterparty for the difference between the fixed price and the settlement price if the fixed price is below the settlement price.

        Through a basis only swap, we have fixed the price differential on our natural gas production between NYMEX and a specific delivery location. In a basis only swap, the counterparty is required to make a payment to us if the price differential is greater than the fixed price. We are required to make a payment to the counterparty if the price differential is less than the fixed price. We intend to enter into hedge transactions based on a NYMEX price in the future with a volume equal to the volume for our basis only swaps, thereby effectively fixing a price for CIGRM.

        Through cashless collars, we have fixed the minimum and maximum price we will receive on a portion of our natural gas and oil production. In a cashless collar transaction, the counterparty is required to make a payment to us for the difference between the fixed floor price and the settlement price if the settlement price is below the fixed floor price. We are required to make a payment to the counterparty for the difference between the fixed ceiling price and the settlement price if the fixed ceiling price is below the settlement price. Neither party is required to make a payment if the settlement price falls between the fixed floor and ceiling prices. These hedges are summarized in the table presented under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity—Cash Flow from Operating Activities."

Interest Rate Risks

        At December 31, 2008, we had debt outstanding under our Amended Credit Facility of $254.0 million, which bears interest at floating rates in accordance with our Amended Credit Facility. The average annual interest rate incurred on this debt for the years ended December 31, 2008 and 2007 was 5.5% and 6.3%, respectively. A 1.0% increase in each of the average LIBOR rate and federal funds rate for the year ended December 31, 2008 would have resulted in an estimated $1.4 million increase in interest expense for the year ended December 31, 2008. We also had $172.5 million principal amount of Convertible Notes outstanding at December 31, 2008, which have a fixed cash interest rate of 5.0% per annum.

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

Item 8.    Financial Statements and Supplementary Data

        The information required by this item is included below in "Item 15. Exhibits, Financial Statement Schedules".

Item 9.    Changes in and Disagreements with Accountants and Financial Disclosure

        Not applicable.

Item 9A.    Controls and Procedures

        Evaluation of Disclosure Controls and Procedures.    Based on an evaluation carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), were, as of December 31, 2008, effective.

        Management's Report on Internal Control Over Financial Reporting.    Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles and includes those policies and procedures that:

  •
  pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

  •
  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

  •
  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

        Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

        Our independent registered public accounting firm has issued an attestation report on our internal controls over financial reporting. That report immediately follows this report.

        Changes in Internal Controls.    There has been no change in our internal control over financial reporting during the fourth fiscal quarter of 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Bill Barrett Corporation Denver, Colorado

        We have audited the internal control over financial reporting of Bill Barrett Corporation and subsidiaries (the "Company") as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2008 of the Company and our report dated February 24, 2009, expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Denver, Colorado
February 24, 2009

Item 9B.    Other Information

        Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        Information regarding our directors and executive officers will be included in an amendment to this Form 10-K or in the "Directors and Executive Officers" section of the proxy statement for the 2009 annual meeting of stockholders, in either case, to be filed within 120 days after December 31, 2008, and is incorporated by reference to this report.

Item 11.    Executive Compensation

        Information regarding executive compensation will be included in an amendment to this Form 10-K or in the "Executive Compensation" section of the proxy statement for the 2009 annual meeting of stockholders, in either case, to be filed within 120 days after December 31, 2008, and is incorporated by reference to this report.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information regarding beneficial ownership will be included in an amendment to this Form 10-K or in the "Beneficial Owners of Securities" section of the proxy statement for the 2009 annual meeting of stockholders, in either case, to be filed within 120 days after December 31, 2008, and is incorporated by reference to this report.

Equity Compensation Plan Information

        The following table provides aggregate information presented as of December 31, 2008 with respect to all compensation plans under which equity securities are authorized for issuance.

Plan Category	(a) Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted Averaged Exercise Price of Outstanding Options, Warrants and Rights		(c) Number of Securities Remaining Available for Future Issuance (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by shareholders	3,970,347	$31.92	(1)	3,814,166
Equity compensation plans not approved by shareholders	—	—		—

Total	3,970,347	$31.92		3,814,166

(1)
The weighted average exercise price relates to the 3,380,249 outstanding options included in column (a). It does not relate to the 590,098 nonvested equity shares of common stock (restricted stock) that also are included in column (a) but that do not contain an exercise price.

Item 13.    Certain Relationships and Related Transactions and Director Independence

        Information regarding certain relationships and related transactions will be included in an amendment to this Form 10-K or in the "Transactions Between the Company and Related Parties" and "Directors and Executive Officers" section of the proxy statement for the 2009 annual meeting of stockholders, in either case, to be filed within 120 days after December 31, 2008, and is incorporated by reference to this report.

Item 14.    Principal Accounting Fees and Services

        Information regarding principal accounting fees and services will be included in an amendment to this Form 10-K or in the "Fees to Independent Auditors" section of the proxy statement for the 2009 annual meeting of stockholders, in either case, to be filed within 120 days after December 31, 2008, and is incorporated by reference to this report.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)(1) and (a)(2) Financial Statements and Financial Statement Schedules

        See "Item 8. Financial Statements and Supplementary Data" beginning on page F-1(a)

(a)(3) Exhibits.

Exhibit Number	Description of Exhibits
1.1	Underwriting Agreement, dated March 4, 2008, among Bill Barrett Corporation and Deutche Bank Securities Inc., Banc of America Securities LLC, and J.P. Morgan Securities Inc., as representatives of the several underwriters identified therein. [Incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed with the Commission on March 10, 2008.]
3.1	Restated Certificate of Incorporation of Bill Barrett Corporation. [Incorporated by reference to Exhibit 3.4 of our Current Report on Form 8-K filed with the Commission on December 20, 2004.]
3.2	Bylaws of Bill Barrett Corporation. [Incorporated by reference to Exhibit 3.5 of our Current Report on Form 8-K filed with the Commission on December 20, 2004.]
4.1(a)	Specimen Certificate of Common Stock. [Incorporated by reference to Exhibit 4.1 of Amendment No. 1 to our Registration Statement on Form 8-A filed with the Commission on December 20, 2004.]
4.1(b)
Indenture, dated March 12, 2008, between Bill Barrett Corporation and Deutsche Bank Trust Company Americas, as Trustee. [Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed with the Commission on March 12, 2008.]
4.2(a)
Registration Rights Agreement, dated March 28, 2002, among Bill Barrett Corporation and the investors named therein. [Incorporated by reference to Exhibit 4.2 of Amendment No. 2 to our Registration Statement on Form S-1 (Registration No. 333-114554) filed with the Commission on August 31, 2004.]
4.2(b)
First Supplemental Indenture, dated March 12, 2008, by and between Bill Barrett Corporation and Deutsche Bank Trust Company Americas, as Trustee (including form of 5% Convertible Senior Notes due 2028). [Incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed with the Commission on March 12, 2008.]
4.3
Stockholders' Agreement, dated March 28, 2002 and as amended to date, among Bill Barrett Corporation and the investors named therein. [Incorporated by reference to Exhibit 4.3 to Amendment No. 2 to our Registration Statement on Form S-1 (Registration No. 333-114554) filed with the Commission on August 31, 2004.]
4.4
Form of Rights Agreement concerning Shareholder Rights Plan, which includes, as Exhibit A thereto, the Certificate of Designations of Series A Junior Participating Preferred Stock of Bill Barrett Corporation, and, as Exhibit B thereto, the Form of Right Certificate. [Incorporated by reference to Exhibit 4.4 to Amendment No. 1 to our Registration Statement on Form 8-A filed with the Commission on December 20, 2004.]

Exhibit Number	Description of Exhibits
4.5	Form of Certificate of Designations of Series A Junior Participating Preferred Stock of Bill Barrett Corporation. [Incorporated by reference to Exhibit 4.4 (Exhibit A) to Amendment No. 1 to our Registration Statement on Form 8-A filed with the Commission on December 20, 2004.]
4.6	Form of Right Certificate. [Incorporated by reference to Exhibit 4.4 (Exhibit A) to Amendment No. 1 to our Registration Statement on Form 8-A filed with the Commission on December 20, 2004.]
10.1(a)
Second Amended and Restated Credit Agreement, dated March 17, 2006, among Bill Barrett Corporation and the banks named therein. [Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on March 22, 2006.]
10.1(b)
First Amendment to Second Amended and Restated Credit Agreement dated as November 6, 2007 among Bill Barrett Corporation and the banks named therein. [Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on November 7, 2007.]
10.1(c)
Second Amendment to Second Amended and Restated Credit Agreement, dated as of March 4, 2008, among Bill Barrett Corporation, as borrower, the Guarantors, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto. [Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on March 10, 2008.]
10.1(d)
Third Amendment to Second Amended and Restated Credit Agreement, dated as of October 20, 2008, among Bill Barrett Corporation and the banks named therein. [Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on October 21, 2008.]
10.2
Stock Purchase Agreement, dated March 28, 2002, among Bill Barrett Corporation and the investors named therein. [Incorporated by reference to Exhibit 10.2 to Amendment No. 2 to our Registration Statement on Form S-1 (Registration No. 333-114554) filed with the Commission on August 31, 2004.]
10.3(a)*
Form of Indemnification Agreement dated April 15, 2004, between Bill Barrett Corporation and each of the directors and certain executive officers of the Company. [Incorporated by reference to Exhibit 10.10(a) to Amendment No. 2 to our Registration Statement on Form S-1 (Registration No. 333-114554) filed with the Commission on August 31, 2004.]
10.3(b)*
Schedule of officers and directors party to Indemnification Agreements dated April 15, 2004 with Bill Barrett Corporation. [Incorporated by reference to Exhibit 10.10(b) to Amendment No. 2 to our Registration Statement on Form S-1 (Registration No. 333-114554) filed with the Commission on August 31, 2004.]
10.4*
Amended and Restated 2002 Stock Option Plan. [Incorporated by reference to Exhibit 10.12 to Amendment No. 2 to our Registration Statement on Form S-1 (Registration No. 333-114554) filed with the Commission on August 31, 2004.]
10.5(a)*
Form of Tranche A Stock Option Agreement for 2002 Stock Option Plan. [Incorporated by reference to Exhibit 10.13(a) to Amendment No. 4 to our Registration Statement on Form S-1 (Registration No. 333-114554) filed with the Commission on October 13, 2004.]

Exhibit Number	Description of Exhibits
10.5(b)*	Form of Tranche B Stock Option Agreement for 2002 Stock Option Plan. [Incorporated by reference to Exhibit 10.13(b) to Amendment No. 4 to our Registration Statement on Form S-1 (Registration No. 333-114554) filed with the Commission on October 13, 2004.]
10.6*
2003 Stock Option Plan. [Incorporated by reference to Exhibit 10.14 to Amendment No. 3 to our Registration Statement on Form S-1 (Registration No. 333-114554) filed with the Commission on September 22, 2004.]
10.7*
Form of Stock Option Agreement for 2003 Stock Option Plan. [Incorporated by reference to Exhibit 10.15 to Amendment No. 4 to our Registration Statement on Form S-1 (Registration No. 333-114554) filed with the Commission on October 13, 2004.]
10.8
Form of Management Rights Agreement between Bill Barrett Corporation and certain investors. [Incorporated by reference to Exhibit 10.16 to Amendment No. 4 to our Registration Statement on Form S-1 (Registration No. 333-114554) filed with the Commission on October 13, 2004.]
10.9
Regulatory Sideletter, dated March 28, 2002, between J.P. Morgan Partners (BHCA), L.P. and Bill Barrett Corporation. [Incorporated by reference to Exhibit 10.17 to Amendment No. 4 to our Registration Statement on Form S-1 (Registration No. 333-114554) filed with the Commission on October 13, 2004.]
10.10*
Form of Change in Control Severance Protection Agreement, revised as of November 16, 2006, for named executive officers. [Incorporated by reference to Exhibit 10.10 to our Annual Report on Form 10-K for the year ended December 31, 2006.]
10.11*
2004 Stock Incentive Plan. [Incorporated by reference to Exhibit 10.21 to Amendment No. 4 to our Registration Statement on Form S-1 (Registration No. 333-114554) filed with the Commission on October 13, 2004.]
10.12*	Revised Form of Stock Option Agreement for 2004 Stock Option Plan. [Incorporated by reference to Exhibit 10.19 to our Annual Report on Form 10-K for the year ended December 31, 2005.]
10.13*	Form of Restricted Common Stock Award Agreement for 2004 Stock Incentive Plan. [Incorporated by reference to Exhibit 10-19 to our Annual Report on Form 10-K for the year ended December 31, 2005.]
10.14*
Form of Performance Vesting Restricted Stock Agreement for 2004 Stock Incentive Plan. [Incorporated by reference to Exhibit 10-19 to our Annual Report on Form 10-K for the year ended December 31, 2005.]
10.15*	2008 Stock Incentive Plan. [Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on May 16, 2008.]
10.16* **	Form of Stock Option Agreement for 2008 Stock Incentive Plan.
10.17*	Severance Plan. [Incorporated by reference to Exhibit 10.23 to Amendment No. 4 to our Registration Statement on Form S-1 (Registration No. 333-114554) filed with the Commission on October 13, 2004.]
14	Code of Business Conduct and Ethics [Incorporated by reference to Exhibit 14 to our Annual Report on Form 10-K for the year ended December 31, 2004.]
21.1**	Subsidiaries of the Registrant.
23.1**	Consent of Deloitte & Touche LLP.

Exhibit Number	Description of Exhibits
23.2**	Consent of Netherland, Sewell & Associates, Inc., Independent Petroleum Engineers.
31.1**	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2**	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32**	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

*
Indicates a management contract or compensatory plan or arrangement, as required by Item 15(a)(3).

**
Filed herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act Of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BILL BARRETT CORPORATION
Date: February 24, 2009	By:	/s/ FREDRICK J. BARRETT Fredrick J. Barrett Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act Of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ FREDRICK J. BARRETT Fredrick J. Barrett	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	February 24, 2009
/s/ ROBERT W. HOWARD Robert W. Howard	Chief Financial Officer and Treasurer (Principal Financial Officer)	February 24, 2009
/s/ JOSEPH N. JAGGERS Joseph N. Jaggers	Director; Chief Operating Officer and President	February 24, 2009
/s/ DAVID R. MACOSKO David R. Macosko	Vice President—Accounting (Principal Accounting Officer)	February 24, 2009
/s/ JAMES M. FITZGIBBONS James M. Fitzgibbons	Director	February 24, 2009
/s/ RANDY A. FOUTCH Randy A. Foutch	Director	February 24, 2009
/s/ JEFFREY A. HARRIS Jeffrey A. Harris	Director	February 24, 2009

Signature	Title	Date

/s/ JIM W. MOGG Jim W. Mogg	Director	February 24, 2009
/s/ RANDY STEIN Randy Stein	Director	February 24, 2009
/s/ MICHAEL E. WILEY Michael E. Wiley	Director	February 24, 2009

FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Bill Barrett Corporation
Denver, Colorado

        We have audited the accompanying consolidated balance sheets of Bill Barrett Corporation and subsidiaries (the "Company") as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Bill Barrett Corporation and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2009 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Denver, Colorado
February 24, 2009

BILL BARRETT CORPORATION

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2008	2007
	(in thousands, except share and per share data)
Assets:
Current Assets:
Cash and cash equivalents	$43,063	$60,285
Accounts receivable, net of allowance for doubtful accounts of $840 and $303 as of December 31, 2008 and 2007, respectively	66,427	50,380
Prepayments and other current assets	3,924	3,425
Derivative assets	199,960	17,337

Total current assets	313,374	131,427
Property and Equipment—At cost, successful efforts method for oil and gas properties:
Proved oil and gas properties	1,977,535	1,472,834
Unevaluated oil and gas properties, excluded from amortization	315,239	231,521
Oil and gas properties held for sale, net, excluded from amortization	—	2,303
Furniture, equipment and other	20,971	16,113

	2,313,745	1,722,771
Accumulated depreciation, depletion, amortization and impairment	(751,926)	(526,939)

Total property and equipment, net	1,561,819	1,195,832
Derivative Assets	113,815	—
Deferred Financing Costs and Other Noncurrent Assets	6,055	2,428

Total	$1,995,063	$1,329,687

Liabilities and Stockholders' Equity:
Current Liabilities:
Accounts payable and accrued liabilities	$100,552	$84,773
Amounts payable to oil and gas property owners	17,067	22,209
Production taxes payable	36,236	24,819
Derivative liability and other current liabilities	511	2,414
Deferred income taxes	71,428	5,353

Total current liabilities	225,794	139,568
Note Payable to Bank	254,000	274,000
Convertible Senior Notes	172,500	—
Asset Retirement Obligations	46,687	35,003
Liabilities Associated with Assets Held for Sale	—	45
Deferred Income Taxes	207,397	99,149
Derivatives and Other Noncurrent Liabilities	887	8,411
Stockholders' Equity:
Common stock, $0.001 par value; authorized 150,000,000 shares; 45,128,431 and 44,760,955 shares issued and outstanding at December 31, 2008 and 2007, respectively, with 590,098 and 564,100 shares subject to restrictions, respectively	45	44
Additional paid-in capital	761,829	742,492
Retained earnings	133,852	26,205
Treasury stock, at cost: zero shares at December 31, 2008 and December 31, 2007	—	—
Accumulated other comprehensive income	192,072	4,770

Total stockholders' equity	1,087,798	773,511

Total	$1,995,063	$1,329,687

See notes to consolidated financial statements.

BILL BARRETT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2008	2007	2006
	(in thousands, except share and per share amounts)
Operating and Other Revenues:
Oil and gas production	$605,881	$374,956	$344,127
Commodity derivative gain	7,920	—	—
Other	4,110	15,314	31,202

Total operating and other revenues	617,911	390,270	375,329
Operating Expenses:
Lease operating expense	44,318	41,643	29,768
Gathering and transportation expense	39,342	23,163	15,721
Production tax expense	44,410	22,744	25,886
Exploration expense	8,139	8,755	9,390
Impairment, dry hole costs and abandonment expense	32,065	25,322	12,824
Depreciation, depletion and amortization	206,316	172,054	138,549
General and administrative expense	57,206	42,228	34,243

Total operating expenses	431,796	335,909	266,381

Operating income	186,115	54,361	108,948
Other Income and Expense:
Interest and other income	2,036	2,391	2,527
Interest expense	(15,834)	(12,754)	(10,339)

Total other income and expense	(13,798)	(10,363)	(7,812)

Income before Income Taxes	172,317	43,998	101,136
Provision for Income Taxes	64,670	17,244	39,125

Net Income	$107,647	$26,754	$62,011

Net Income Per Common Share, Basic	$2.42	$0.61	$1.42

Net Income Per Common Share, Diluted	$2.39	$0.60	$1.40

Weighted Average Common Shares Outstanding, Basic	44,432,383	44,049,662	43,694,781

Weighted Average Common Shares Outstanding, Diluted	45,036,545	44,677,467	44,269,445

See notes to consolidated financial statements.

BILL BARRETT CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

For the years ended December 31, 2006, 2007, and 2008

	Convertible Preferred Stock	Common Stock	Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Compre- hensive Income
	(in thousands)
Balance—December 31, 2005	$—	$44	$721,145	$(62,515)	$(5,180)	$(22,711)	$630,783
Exercise of options	—	—	9,644	—	(5,059)	—	4,585	$—
Tax benefit from option exercises	—	—	6,944	—	—	—	6,944	—
Stock-based compensation	—	—	(10,239)	—	10,239	—	—	—
Other	—	—	(8)	—	—	—	(8)	—
Comprehensive income:
Net income	—	—	—	62,011	—	—	62,011	62,011
Effect of derivative financial instruments, net of $30,775 of taxes	—	—	—	—	—	52,082	52,082	52,082

Total comprehensive income								$114,093

Balance—December 31, 2006	$—	$44	$727,486	$(504)	$—	$29,371	$756,397
Cumulative effect of adoption of Financial Accounting Standards Board Interpretation No. (FIN) 48	—	—	—	(45)	—	—	(45)	$—
Exercise of options, vesting of restricted stock and shares exchanged for exercise and tax withholding	—	—	7,602	—	(3,319)	—	4,283	—
Stock-based compensation	—	—	10,723	—	—	—	10,723	—
Retirement of treasury stock	—	—	(3,319)	—	3,319	—	—	—
Comprehensive income:
Net income	—	—	—	26,754	—	—	26,754	26,754
Effect of derivative financial instruments, net of $14,604 of taxes	—	—	—	—	—	(24,601)	(24,601)	(24,601)

Total comprehensive income								$2,153

Balance—December 31, 2007	$—	$44	$742,492	$26,205	$—	$4,770	$773,511

Exercise of options, vesting of restricted stock and shares exchanged for exercise and tax withholding	—	1	4,615	—	(3,051)	—	1,565	$—
Stock-based compensation	—	—	17,773	—	—	—	17,773	—
Retirement of treasury stock	—	—	(3,051)	—	3,051	—	—	—
Comprehensive income:
Net income	—	—	—	107,647	—	—	107,647	107,647
Effect of derivative financial instruments, net of $110,505 of taxes	—	—	—	—	—	187,302	187,302	187,302

Total comprehensive income								$294,949

Balance—December 31, 2008	$—	$45	$761,829	$133,852	$—	$192,072	$1,087,798

See notes to consolidated financial statements.

BILL BARRETT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
Operating Activities:
Net Income	$107,647	$26,754	$62,011
Adjustments to reconcile to net cash provided by operations:
Depreciation, depletion and amortization	206,316	172,054	138,549
Deferred income taxes	64,060	17,270	38,631
Impairments, dry hole costs and abandonment expense	32,065	25,322	12,824
Unrealized derivative gain	(7,858)	—	—
Stock compensation and other non-cash charges	18,117	11,284	7,089
Amortization of deferred financing costs	1,736	482	556
Gain on sale of properties	(1,132)	(13,420)	(21,335)
Change in operating assets and liabilities:
Accounts receivable	(16,047)	5,900	(320)
Prepayments and other assets	(324)	(875)	4,335
Accounts payable, accrued and other liabilities	(7,908)	(4,065)	3,904
Amounts payable to oil and gas property owners	(5,142)	8,276	(5,764)
Production taxes payable	11,417	2,471	(3,582)

Net cash provided by operating activities	402,947	251,453	236,898
Investing Activities:
Additions to oil and gas properties, including acquisitions	(568,445)	(414,925)	(438,476)
Additions of furniture, equipment and other	(4,752)	(4,640)	(3,177)
Proceeds from sale of properties	2,405	96,450	78,339

Net cash used in investing activities	(570,792)	(323,115)	(363,314)
Financing Activities:
Proceeds from debt	319,800	164,000	151,000
Principal payments on debt	(167,300)	(78,000)	(55,495)
Proceeds from sale of common stock	4,082	5,098	4,929
Deferred financing costs and other	(5,959)	(473)	(978)

Net cash provided by financing activities	150,623	90,625	99,456

(Decrease) Increase in Cash and Cash Equivalents	(17,222)	18,963	(26,960)
Beginning Cash and Cash Equivalents	60,285	41,322	68,282

Ending Cash and Cash Equivalents	$43,063	$60,285	$41,322

See notes to consolidated financial statements.

BILL BARRETT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2008, 2007 and 2006

1. Organization

        Bill Barrett Corporation, a Delaware corporation, is an independent oil and gas company engaged in the exploration, development and production of natural gas and crude oil. Since its inception on January 7, 2002, the Company has conducted its activities principally in the Rocky Mountain region of the United States.

2. Summary of Significant Accounting Policies

        Basis of Presentation.    The accompanying consolidated financial statements include the accounts of Bill Barrett Corporation and its wholly-owned subsidiaries (collectively, the "Company"). These statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). All intercompany accounts and transactions have been eliminated in consolidation.

        Use of Estimates.    Preparation of the Company's financial statements in accordance with GAAP requires management to make various assumptions, judgments and estimates that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Changes in these assumptions, judgments and estimates will occur as a result of the passage of time and the occurrence of future events and, accordingly, actual results could differ from amounts initially established.

        The most significant areas requiring the use of assumptions, judgments and estimates relate to volumes of natural gas and oil reserves used in calculating depletion, the amount of expected future cash flows used in determining possible impairments of oil and gas properties and the amount of future capital costs used in these calculations. Assumptions, judgments and estimates also are required in determining future abandonment obligations, impairments of undeveloped properties, income taxes and estimating fair values of derivative instruments.

        Cash Equivalents.    The Company considers all highly liquid investments with a remaining maturity of three months or less when purchased to be cash equivalents.

        Oil and Gas Properties.    The Company's oil and gas exploration and production activities are accounted for using the successful efforts method. Under this method, all property acquisition costs and costs of exploratory and development wells are capitalized when incurred, pending determination of whether the well has found proved reserves. If an exploratory well does not find proved reserves, the costs of drilling the well are charged to expense and included within cash flows from investing activities in the Consolidated Statements of Cash Flows pursuant to Statement of Financial Accounting Standards ("SFAS") No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies. The costs of development wells are capitalized whether productive or nonproductive. Oil and gas lease acquisition costs are also capitalized. Interest cost is capitalized as a component of property cost for significant exploration and development projects that require greater than six months to be readied for their intended use. The weighted average interest rates used to capitalize interest for the years ended December 31, 2008 and 2007 were 5.9% and 7.1%, respectively, which include interest on both the Company's 5% Convertible Senior Notes due 2028 ("Convertible Notes") and its credit facility, commitment fees paid on the unused portion of its credit facility, amortization of deferred financing

BILL BARRETT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2008, 2007 and 2006

2. Summary of Significant Accounting Policies (Continued)

and debt issuance costs and the effects of interest rate hedges. The Company capitalized interest costs of $2.0 million and $1.6 million for the years ended December 31, 2008 and 2007, respectively.

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

        Unevaluated oil and gas property costs are transferred to proved oil and gas properties if the properties are subsequently determined to be productive. Proceeds from sales of partial interests in unproved leases are accounted for as a recovery of cost without recognizing any gain until all costs are recovered. Unevaluated oil and gas properties are assessed periodically for impairment on a property-by-property basis based on remaining lease terms, drilling results, reservoir performance, commodity price outlooks or future plans to develop acreage. During the year ended December 31, 2008, the Company recognized a non-cash impairment charge of $4.3 million primarily on the carrying value of unevaluated oil and gas properties in the Talon field located in the Wind River Basin.

        Materials and supplies consist primarily of tubular goods and well equipment to be used in future drilling operations or repair operations and are carried at the lower of cost or market value, on a first-in, first-out basis.

        The following table sets forth the net capitalized costs and associated accumulated depreciation, depletion and amortization, and non-cash impairments relating to the Company's natural gas and oil producing activities, including net capitalized costs associated with properties that were held for sale at December 31, 2007 of $0.3 million in total proved properties and $2.0 million in total unevaluated properties, both of which were net of $2.2 million of accumulated depreciation, depletion, amortization

BILL BARRETT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2008, 2007 and 2006

2. Summary of Significant Accounting Policies (Continued)

and non-cash impairment (see Note 4 for further information on properties held for sale). There were no properties held for sale as of December 31, 2008.

	As of December 31,
	2008	2007
	(in thousands)
Proved properties	$415,641	$369,976
Wells and related equipment and facilities	1,381,861	974,005
Support equipment and facilities	170,058	123,020
Materials and supplies	9,975	6,132

Total proved oil and gas properties	1,977,535	1,473,133
Accumulated depreciation, depletion, amortization and impairment	(744,139)	(521,691)

Total proved oil and gas properties, net	$1,233,396	$951,442

Unevaluated properties	$105,665	$106,996
Wells and equipment in progress	209,574	126,529

Total unevaluated oil and gas properties, excluded from amortization	$315,239	$233,525

        Net changes in capitalized exploratory well costs for the years ended December 31, 2008, 2007 and 2006 are reflected in the following table:

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
Beginning of period	$82,214	$69,596	$61,530
Additions to capitalized exploratory well costs pending the determination of proved reserves	332,270	227,290	211,290
Reclassifications to wells, facilities and equipment based on the determination of proved reserves	(288,512)	(193,618)	(192,337)
Exploratory well costs charged to dry hole costs and abandonment expense(1)	(5,881)	(21,054)	(10,887)

End of period	$120,091	$82,214	$69,596

(1)
Excludes expired leasehold abandonment expense of $0.9 million, $2.0 million and $0.7 million, along with non-cash impairment expense of $25.3 million, $2.3 million and $1.2 million for the years ended December 31, 2008, 2007 and 2006, respectively.

BILL BARRETT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2008, 2007 and 2006

2. Summary of Significant Accounting Policies (Continued)

        The following table provides an aging of capitalized exploratory well costs based on the date the drilling was completed and the number of gross wells for which exploratory well costs have been capitalized for a period greater than one year since the completion of drilling:

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
Capitalized exploratory well costs that have been capitalized for a period of one year or less	$80,954	$69,793	$48,417
Capitalized exploratory well costs that have been capitalized for a period greater than one year	39,137	12,421	21,179

End of period balance	$120,091	$82,214	$69,596

Number of exploratory wells that have costs capitalized for a period greater than one year	163	75	173

        As of December 31, 2008, exploratory well costs that have been capitalized for a period greater than one year since the completion of drilling were $39.1 million, of which $24.2 million was related to exploratory wells located in the Powder River Basin. In this basin, the Company drills wells into various coal seams. In order to produce gas from the coal seams, a period of dewatering lasting up to 24 months, or in some cases longer, is required prior to obtaining sufficient gas production to justify capital expenditures for compression and gathering and to classify the reserves as proved.

        In addition to its wells in the Powder River Basin, the Company has six wells for a total of $14.9 million that have been capitalized for greater than one year located in the Montana Overthrust area and in the Paradox, Big Horn and Uinta Basins. The two wells located in the Montana Overthrust area are under economic evaluation for possible development as we are assessing and conducting appraisal operations to determine whether economic reserves can be attributed to this area. In the Paradox Basin, the Company has one well that will be re-entered and converted to a horizontal well, and completion work is planned for the second well during the second quarter of 2009. The well located in the Big Horn Basin is pending upgrades of production gathering and processing facilities. The well located in the Uinta Basin is pending the development of a gas gathering infrastructure.

        The Company reviews its proved oil and gas properties for impairment whenever events and circumstances indicate that a decline in the recoverability of their carrying value may have occurred. The Company estimates the expected undiscounted future cash flows of its oil and gas properties and compares such undiscounted future cash flows to the carrying amount of the oil and gas properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, the Company will adjust the carrying amount of the oil and gas properties to fair value. The factors used to determine fair value include, but are not limited to, recent sales prices of comparable properties, the present value of future cash flows, net of estimated operating and development costs using estimates of reserves, future commodity pricing, future production estimates, anticipated capital expenditures and various discount rates commensurate with the risk and current market conditions associated with realizing the expected cash flows projected.

BILL BARRETT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2008, 2007 and 2006

2. Summary of Significant Accounting Policies (Continued)

        During the years ended December 31, 2008, 2007 and 2006, the Company recognized non-cash impairment charges of $25.3 million, $2.3 million and $1.2 million, respectively, included within impairment, dry hole costs and abandonment expense. During the year ended December 31, 2008, the Company's impairment testing required it to take a $21.0 million non-cash impairment charge on proved oil and gas properties in the Cooper Reservoir field, located in the Wind River Basin, primarily as the result of geologic and engineering reevaluations, as well as lower oil and gas prices at December 31, 2008. During the year ended December 31, 2007, the Company recognized a $2.3 million non-cash impairment charge based on its fair value analysis of the Tri-State exploration project in the DJ Basin. These properties were subsequently sold in early 2008 for an immaterial gain. The non-cash impairment expense during 2006 was a $1.2 million non-cash impairment charge to the Company's Cedar Camp and Tumbleweed properties within the Uinta Basin, which were subsequently sold during the fourth quarter of 2006.

        The provision for depreciation, depletion and amortization ("DD&A") of oil and gas properties is calculated on a field-by-field basis using the unit-of-production method. Oil is converted to natural gas equivalents, Mcfe, at the rate of one barrel to six Mcf. Estimated future dismantlement, restoration and abandonment costs, which are net of estimated salvage values, are taken into consideration.

        Furniture, Equipment and Other.    Land and other office and field equipment are recorded at cost. Costs of renewals and improvements that substantially extend the useful lives of the assets are capitalized. Leasehold improvements are amortized over the lesser of five years or the life of the lease. Maintenance and repairs are expensed when incurred. Depreciation of other property and equipment is computed using the straight-line method over their estimated useful lives of three to 20 years. Upon retirement or disposition of assets, the costs and related accumulated depreciation are removed from the accounts with the resulting gains or losses, if any, reflected in results of operations.

        Accounts Payable and Accrued Liabilities.    Accounts payable and accrued expenses are comprised of the following:

	As of December 31,
	2008	2007
	(in thousands)
Accrued drilling and facility costs	$79,823	$58,005
Accrued lease operating and gathering and transportation expenses	10,485	6,036
Accrued general and administrative expenses	9,744	7,358
Trade payables and other	500	13,374

Total accounts payable and accrued liabilities	$100,552	$84,773

        Environmental Liabilities.    Environmental expenditures that relate to an existing condition caused by past operations and that do not contribute to current or future revenue generation are expensed. Liabilities are accrued when environmental assessments and/or clean-ups are probable, and the costs can be reasonably estimated. As of December 31, 2008 and 2007, the Company has not accrued for nor been fined or cited for any environmental violations that would have a material adverse effect upon capital expenditures, operating results or the competitive position of the Company.

BILL BARRETT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2008, 2007 and 2006

2. Summary of Significant Accounting Policies (Continued)

        Revenue Recognition.    The Company records revenues from the sales of natural gas and crude oil when delivery to the customer has occurred and title has transferred. This occurs when oil or gas has been delivered to a pipeline or a tank lifting has occurred.

        The Company uses the sales method to account for gas imbalances. Under this method, revenue is recorded on the basis of gas actually sold by the Company. In addition, the Company records revenue for its share of gas sold by other owners that cannot be volumetrically balanced in the future due to insufficient remaining reserves. The Company also reduces revenue for other owners' gas sold by the Company that cannot be volumetrically balanced in the future due to insufficient remaining reserves. The Company's remaining over- and under-produced gas balancing positions are considered in the Company's proved oil and gas reserves. Gas imbalances at December 31, 2008 and 2007 were not material.

        Comprehensive Income.    Comprehensive income consists of net income and the effective component of derivative instruments classified as cash flow hedges. Comprehensive income is presented net of income taxes in the Consolidated Statements of Stockholders' Equity and Comprehensive Income.

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

        The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative and the resulting designation, which is established at the inception of a derivative. SFAS No. 133 requires that a company formally document, at the inception of a hedge, the hedging relationship and the entity's risk management objective and strategy for undertaking the hedge, including identification of the hedging instrument, the hedged item or transaction, the nature of the risk being hedged, the method that will be used to assess effectiveness and the method that will be used to measure hedge ineffectiveness of derivative instruments that receive hedge accounting treatment.

        For derivative instruments designated as cash flow hedges, changes in fair value, to the extent the hedge is effective, are recognized in other comprehensive income until the hedged item is recognized in earnings. Hedge effectiveness is assessed quarterly based on total changes in the derivative's fair value. Any ineffective portion of the derivative instrument's change in fair value is recognized immediately in earnings.

        The Company utilizes derivative financial instruments which have not been designated as cash flow hedges under SFAS No. 133 because they still protect the Company from changes in commodity prices

BILL BARRETT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2008, 2007 and 2006

2. Summary of Significant Accounting Policies (Continued)

or interest rate fluctuations. These instruments are marked to market with the resulting changes in fair value recorded in earnings. For additional discussion of derivatives, please see Note 8.

        Deferred Financing Costs.    Costs incurred in connection with the execution or modification of the Company's credit facility and Convertible Notes are capitalized and amortized over the life, or expected life, of the debt using the straight-line method, which approximates the effective interest method.

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

        On January 1, 2007, the Company adopted Financial Accounting Standards Board ("FASB") Interpretation No. 48 ("FIN No. 48"), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 ("SFAS No. 109"), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109. FIN No. 48 also prescribes a recognition threshold and measurement standard for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption. In addition, FIN No. 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

        Asset Retirement Obligations.    The Company accounts for its asset retirement obligations in accordance with SFAS No. 143, Accounting for Asset Retirement Obligations. The estimated fair value of the future costs associated with dismantlement, abandonment and restoration of oil and gas properties is recorded generally upon acquisition or completion of a well. The net estimated costs are discounted to present values using a credit-adjusted risk-free rate over the estimated economic life of the oil and gas properties. Such costs are capitalized as part of the related asset. The asset is depleted on the units-of-production method on a field-by-field basis. The associated liability is classified in current and long-term liabilities in the accompanying Consolidated Balance Sheets. The liability is periodically adjusted to reflect (1) new liabilities incurred, (2) liabilities settled during the period, (3) accretion expense, and (4) revisions to estimated future cash flow requirements. The accretion expense is recorded as a component of depreciation, depletion and amortization expense in the accompanying Consolidated Statements of Operations.

        Repurchases and Retirements of Capital Stock.    The Company records treasury stock acquisitions at cost. Upon retirement of treasury shares, the excess of purchase or contribution cost over associated common stock par value is allocated to additional paid-in capital. The allocation to additional paid-in capital is based on the per-share amount of capital in excess of par value for all shares.

        Stock-Based Compensation.    The Company accounts for stock-based compensation in accordance with SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123R"), which revised SFAS

BILL BARRETT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2008, 2007 and 2006

2. Summary of Significant Accounting Policies (Continued)

No. 123, Accounting for Stock-Based Compensation, and superseded Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services, focusing primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R also addresses transactions in which an entity incurs liabilities in exchange for goods and services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments.

        For awards granted before the Company became a public company (i.e. those granted prior to April 16, 2004, which is defined by SFAS No. 123R as the date the Company became a public company as a result of the filing of the Company's Form S-1 registration statement with the Securities and Exchange Commission ("SEC")), the Company continues to use the minimum value method described under APB Opinion No. 25. For awards granted subsequent to April 16, 2004 and for new, modified, repurchased or cancelled awards on or subsequent to the Company's adoption of SFAS No. 123R on October 1, 2004, the Company recognizes share-based employee compensation cost based on the fair value as computed under SFAS No. 123R. The Company continues to account for certain stock options under the original provisions of APB Opinion No. 25 because those options were issued prior to April 16, 2004, when the Company was considered a nonpublic entity as defined by SFAS No. 123R.

        Earnings Per Share.    Basic net income per share of common stock is calculated by dividing net income attributable to common stock by the weighted average of common shares outstanding during each period. Diluted net income attributable to common stockholders is calculated by dividing net income attributable to common stockholders by the weighted average of common shares outstanding and other dilutive securities. Potentially dilutive securities for the diluted earnings per share calculations consist of nonvested equity shares of common stock, in-the-money outstanding stock options to purchase the Company's common stock and shares into which the Convertible Notes are convertible.

        In satisfaction of its obligation upon conversion of the Convertible Notes, the Company may elect to deliver, at its option, cash, shares of its common stock or a combination of cash and shares of its common stock. The Company currently intends to settle the Convertible Notes in cash at or near the initial redemption date of March 26, 2012; therefore, the treasury stock method was used to measure the potentially dilutive impact of shares associated with that conversion feature. The Convertible Notes issued March 12, 2008 have not been dilutive since their issuance, and therefore, do not impact the diluted earnings per share calculation for the year ended December 31, 2008.

BILL BARRETT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2008, 2007 and 2006

2. Summary of Significant Accounting Policies (Continued)

        The following table sets forth the calculation of basic and diluted earnings per share:

	Year Ended December 31,
	2008	2007	2006
	(in thousands, except per share amounts)
Net income	$107,647	$26,754	$62,011
Basic weighted-average common shares outstanding in period	44,432.4	44,049.7	43,694.8
Add dilutive effects of stock options and nonvested equity shares of common stock	604.1	627.8	574.6

Diluted weighted-average common shares outstanding in period	45,036.5	44,677.5	44,269.4

Basic income per common share	$2.42	$0.61	$1.42

Diluted income per common share	$2.39	$0.60	$1.40

        Industry Segment and Geographic Information.    The Company operates in one industry segment, which is the exploration, development and production of natural gas and crude oil, and all of the Company's operations are conducted in the continental United States. Consequently, the Company currently reports as a single industry segment.

        New Accounting Pronouncements.    In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements regarding fair value measurement. The Company partially adopted SFAS No. 157 as of January 1, 2008, pursuant to FASB Staff Position ("FSP") No. FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS No. 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. With partial adoption, the Company applied SFAS No. 157 to recurring fair value measurements of financial and non-financial instruments, which affected the fair value disclosures of the Company's financial derivatives within the scope of SFAS No. 133. See Note 7 for fair value disclosures.

        As of January 1, 2009, the Company fully adopted SFAS No. 157, requiring fair value measurements of nonfinancial assets and nonfinancial liabilities, including nonfinancial long-lived assets measured at fair value for an impairment assessment under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and asset retirement obligations initially measured at fair value under SFAS No. 143, Accounting for Asset Retirement Obligations. The full adoption of SFAS No. 157 is not expected to have a material impact on the Company's financial statements.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure many financial instruments and certain other items at fair value. This statement expands the use of fair value measurement and applies to entities that elect the fair value option. The Company adopted this statement as of January 1, 2008; however, the Company did not elect the fair value option for any eligible financial instruments or other items. Therefore, the adoption of this statement did not impact the Company's financial statements.

BILL BARRETT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2008, 2007 and 2006

2. Summary of Significant Accounting Policies (Continued)

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations ("SFAS No. 141R"), which replaces FASB Statement No. 141, Business Combinations. This statement requires an acquirer to recognize the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. This includes the measurement of the acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer's income tax valuation allowance and deferred taxes. This statement applies prospectively and was effective for the Company beginning January 1, 2009. SFAS No. 141R will only impact the Company if and when the Company becomes party to a business combination.

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. This statement is intended to improve financial reporting about derivative instruments and hedging activities by requiring companies to enhance disclosure about how these instruments and activities affect their financial position, performance and cash flows. SFAS No. 161 seeks to achieve these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also seeks to improve the transparency of the location and amounts of derivative instruments in a company's financial statements and how they are accounted for under SFAS No. 133. This statement was effective for the Company beginning January 1, 2009. The adoption of SFAS No. 161 is not expected to have a material impact on the Company's financial statements.

        In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. This statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. Prior to the issuance of SFAS No. 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants ("AICPA") Statement on Auditing Standards ("SAS") No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. SFAS No. 162 was adopted by the Company effective November 15, 2008. The adoption of SFAS No. 162 did not have a material impact on the Company's financial statements.

        In May 2008, the FASB adopted FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (including Partial Cash Settlement). FSP APB 14-1 states that the accounting treatment for certain convertible debt instruments that may be settled in cash, shares of common stock or any portion thereof at the election of the issuing company be accounted for utilizing a bifurcation model under which the value of the debt instrument would be determined without regard to the conversion feature. The difference between the issuance amount of the debt instrument and the value determined pursuant to FSP APB 14-1 will be recorded as an equity contribution. The resulting debt discount would be amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. FSP APB 14-1 was effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company adopted FSP APB 14-1 effective January 1, 2009 as early adoption was not permitted. FSP APB 14-1 must be applied retrospectively to

BILL BARRETT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2008, 2007 and 2006

2. Summary of Significant Accounting Policies (Continued)

all periods presented for any instrument within the scope of FSP APB 14-1 that was outstanding during any of the periods presented. FSP APB 14-1 changes the accounting treatment for the Company's Convertible Notes which were issued in March 2008. At adoption, FSP APB 14-1 will retrospectively reduce the Company's long-term debt and increase the Company's stockholders' equity by approximately $23 million and increase the Company's non-cash interest expense by approximately $4 million and $6 million for the years ended December 31, 2008 and 2009, respectively.

        In October 2008, the FASB issued FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active. FSP No. FAS 157-3 clarifies the application of SFAS No. 157 as it relates to the valuation of financial assets in a market that is not active for those financial assets. This FSP was effective immediately and includes those periods for which financial statements have not been issued. The Company currently does not have any financial assets that are valued using inactive markets, and as a result, the Company was not impacted by the issuance of FSP No. FAS 157-3.

        On December 31, 2008, the SEC published the final rules and interpretations updating its oil and gas reserves reporting requirements. Many of the revisions are updates to definitions in the existing oil and gas rules to make them consistent with the Petroleum Resource Management System, which is a widely accepted set of evaluation guidelines that are designed to support assessment processes throughout the resource asset lifecycle. These guidelines were prepared by the Society of Petroleum Engineers ("SPE") Oil and Gas Reserves Committee with cooperation from many industry organizations. One of the key changes to the previous SEC rules relates to using a 12-month average commodity price to calculate the value of proved reserves versus the current method of using year-end prices. Other key revisions include the ability to include nontraditional resources in reserves, the use of new technology for determining reserves, the opportunity to establish proved undeveloped reserves without the requirement of an adjacent producing well and permitting disclosure of probable and possible reserves. The SEC will require companies to comply with the amended disclosure requirements for registration statements filed after January 1, 2010, and for annual reports for fiscal years ending on or after December 15, 2009. Early adoption is not permitted. The Company is currently assessing the impact that the adoption will have on the Company's disclosures and financial statements.

BILL BARRETT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2008, 2007 and 2006

3. Supplemental Disclosures of Cash Flow Information:

        Supplemental cash flow information is as follows:

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
Cash paid for interest, net of amount capitalized	$12,057	$11,260	$9,625
Cash paid for income taxes, net of refunds received	1,068	22	500
Supplemental disclosures of non-cash investing and financing activities:
Exchange of oil and gas properties for equipment and other properties	—	—	9,304
Assumption of debt and deferred tax liability—Powder River Basin properties acquisition purchase price allocation	—	—	43,298
Reduction of deferred tax liability—Powder River Basin properties acquisition purchase price allocation	—	1,635	—
Current liabilities that are reflected in investing activities	85,145	65,340	6,818
Current liabilities that are reflected in financing activities	34	—	—
Net change in asset retirement obligations	(9,491)	(340)	6,612
Treasury stock acquired for employee stock option exercises and collection of employee payroll taxes on vesting of restricted stock	3,051	3,319	5,059
Retirement of treasury stock	3,051	3,319	10,239

4. Acquisitions, Disposition, and Property Held for Sale

  Acquisitions

        On May 8, 2006, the Company acquired 100% of the outstanding stock of CH4 Corporation ("CH4") for $74.2 million in cash and agreed to pay $6.5 million of indebtedness of CH4. The acquisition was funded with borrowings under the Company's credit facility. The primary assets of CH4 consisted of approximately 84,300 gross (52,000 net) acres of oil and gas leasehold interests in coal bed methane properties in the Powder River Basin of Wyoming and an estimated 11.0 Bcfe of proved reserves.

        The CH4 acquisition was recorded using the purchase method of accounting, and the results of operations from the CH4 properties acquired are included with the results of the Company from the May 6, 2006 date of closing. The total purchase price of the transaction was allocated to the assets acquired and the liabilities assumed based on fair values at the acquisition date. The Company finalized the purchase price allocation during the quarter ended June 30, 2007 when all amounts related to

BILL BARRETT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2008, 2007 and 2006

4. Acquisitions, Disposition, and Property Held for Sale (Continued)

receivables and payables were determined with certainty. The table below summarizes the final allocation (in thousands):

Purchase Price:
Cash paid, net of cash received	$72,547
Debt assumed	6,495

Total	$79,042

Allocation of Purchase Price:
Working capital	$(327)
Proved oil and gas properties	40,164
Unevaluated oil and gas properties	74,888
Other non-current assets	122
Deferred income taxes	(35,168)
Asset retirement obligation	(637)

Total	$79,042

        Pro forma financial information is not provided because the CH4 acquisition was not considered a material business combination to the Company, and the results of operations from those properties are insignificant.

  Dispositions

        During 2006, the Company completed the sale of approximately 17,000 net acres of certain coalbed methane properties that were acquired with the CH4 acquisition. Proceeds from the sale were $30.7 million and a loss of $0.1 million was recorded due to various purchase price adjustments incurred in the normal course of business. The Company also completed the sale of the Cedar Camp and Tumbleweed properties within the Uinta Basin. Total proceeds from the sale were $3.8 million, which resulted in a gain of $0.1 million.

        In addition, the Company entered into joint exploration agreements and completed other property sales in the Powder River, Paradox, Williston, Wind River, Big Horn, Montana Overthrust, DJ and Uinta Basins resulting in gains recognized of $30.5 million for the year ended December 31, 2006.

        During 2007, the Company completed the sale of its oil and gas properties in the Williston Basin. The Company received approximately $81.4 million in cash proceeds and recognized a $10.0 million pre-tax gain after various purchase price adjustments incurred in the normal course of business. Through the closing date of the sale on June 22, 2007, total production volumes associated with the Williston Basin properties of 1.2 Bcfe were included in the Company's financial statements. In addition, the Company completed the sale of a portion of its unevaluated properties in the DJ Basin. The Company received approximately $0.5 million in cash proceeds and recognized a $0.2 million pre-tax gain.

        The Company also entered into joint exploration agreements and completed other property sales in the Powder River, Paradox, Big Horn and Wind River Basins resulting in gains recognized of $3.1 million for the year ended December 31, 2007.

BILL BARRETT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2008, 2007 and 2006

4. Acquisitions, Disposition, and Property Held for Sale (Continued)

        During 2008, the Company completed the sale of all of its remaining properties in the DJ Basin. The Company received approximately $1.4 million in cash proceeds and recognized a $0.3 million pre-tax gain.

        Under EITF 03-13, Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations, the Company determined that all of these sales did not qualify for discontinued operations reporting. All gains and losses recognized from property sales and joint exploration agreements are included in other operating revenues in the Consolidated Statements of Operations.

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

        At December 31, 2007, the Company had properties held for sale in its Tri-State exploration project in the DJ Basin and its Hingeline Prospect in the Uinta Basin. In accordance with SFAS No. 144 these properties were carried at the lower of historical cost or fair value, less cost to sell, and were reclassified to oil and gas properties held for sale on the Consolidated Balance Sheets. Any liabilities related to those properties were also reclassified to liabilities associated with assets held for sale on the Consolidated Balance Sheets. Under EITF 03-13, the Company determined that these sales did not qualify for discontinued operations reporting.

        During the year ended December 31, 2008, all remaining properties held for sale in the DJ Basin were sold for an immaterial gain. However, given the current market conditions, the Company was unable to sell its unevaluated oil and gas properties in the Hingeline Prospect. Accordingly, the properties that were previously classified as held for sale were reclassified into unevaluated oil and gas properties on the Consolidated Balance Sheets. Based upon its analysis, the Company believes that the carrying value of $1.1 million remains less than the estimated fair value and no impairment was determined necessary.

5. Long-Term Debt

  Revolving Credit Facility

        On October 20, 2008, the Company amended its credit facility (the "Amended Credit Facility"). The Amended Credit Facility, which matures on March 17, 2011, has commitments of $592.8 million and, based on mid-year 2008 reserves and hedge positions, a borrowing base of $600.0 million (after a reduction related to the Company's Convertible Notes outstanding). Future borrowing bases will be computed based on proved natural gas and oil reserves, hedge positions and estimated future cash flows from those reserves, as well as any other outstanding debt of the Company. The borrowing base is required to be redetermined at least twice per year. The Amended Credit Facility bears interest, based on the borrowing base usage, at the applicable London Interbank Offered Rate ("LIBOR") plus

BILL BARRETT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2008, 2007 and 2006

5. Long-Term Debt (Continued)

applicable margins ranging from 1.25% to 2.00% or an alternate base rate, based upon the greater of the prime rate, the federal funds effective rate plus 0.5% or the adjusted one month LIBOR plus 1.00%, plus applicable margins ranging from 0.25% to 1.00%. The average annual interest rates incurred on the Amended Credit Facility were 5.5% and 6.3% for the years ended December 31, 2008 and 2007, respectively. The Company pays annual commitment fees ranging from 0.35% to 0.50% of the unused borrowing base. The Amended Credit Facility is secured by natural gas and oil properties representing at least 80% of the value of the Company's proved reserves and the pledge of all of the stock of the Company's subsidiaries. The Amended Credit Facility also contains certain financial covenants. The Company is currently in compliance with all financial covenants and has complied with all financial covenants for all prior periods.

        As of December 31, 2008, borrowings outstanding under the Amended Credit Facility totaled $254.0 million.

  5% Convertible Senior Notes Due 2028

        On March 12, 2008, the Company issued $172.5 million aggregate principal amount of Convertible Notes. The Convertible Notes mature on March 15, 2028, unless earlier converted, redeemed or purchased by the Company. The Convertible Notes are senior unsecured obligations and rank equal in right of payment to all of the Company's existing and future senior indebtedness; senior in right of payment to all of the Company's future subordinated indebtedness; and effectively subordinated to all of the Company's secured indebtedness, with respect to the collateral securing such indebtedness. The Convertible Notes will be structurally subordinated to all present and future secured and unsecured debt and other obligations of the Company's subsidiaries that do not guarantee the Convertible Notes. As of December 31, 2008, the Convertible Notes are not guaranteed by any of the Company's subsidiaries.

        The conversion price is approximately $66.33 per share of the Company's common stock, equal to the applicable conversion rate of 15.0761 shares of common stock, subject to adjustment, for each $1,000 face amount of Convertible Note. Upon conversion of the Convertible Notes, holders will receive, at the Company's election, cash, shares of common stock or a combination of cash and shares of common stock. If the conversion value exceeds $1,000, the Company will also deliver, at its election, cash, shares of common stock or a combination of cash and shares of common stock with respect to the remaining value deliverable upon conversion. Currently, it is the Company's intention to net cash settle the Convertible Notes. However, the Company has not made a formal legal irrevocable election to net cash settle and reserves the right to settle the Convertible Notes in any manner allowed under the indenture for the Convertible Notes as business conditions warrant.

        The Convertible Notes bear interest at a rate of 5% per annum, payable semi-annually in arrears on March 15 and September 15 of each year, beginning September 15, 2008.

        On or after March 26, 2012, the Company may redeem for cash all or a portion of the Convertible Notes at a redemption price equal to 100% of the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest, if any, up to, but excluding, the applicable redemption date.

BILL BARRETT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2008, 2007 and 2006

5. Long-Term Debt (Continued)

        Holders of the Convertible Notes may require the Company to purchase all or a portion of their Convertible Notes for cash on each of March 20, 2012, March 20, 2015, March 20, 2018 and March 20, 2023 at a purchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest, if any, up to but excluding the applicable purchase date.

        Holders may convert their Convertible Notes into cash, shares of the Company's common stock or a combination of cash and shares of common stock, as elected by the Company, at any time prior to the close of business on September 20, 2027, if any of the following conditions are satisfied: (1) if the closing price of the Company's common stock reaches specified thresholds or the trading price of the Convertible Notes falls below specified thresholds; (2) if the Convertible Notes have been called for redemption; (3) if the Company makes certain significant distributions to holders of the Company's common stock; or (4) the Company enters into specified corporate transactions, none of which occurred during 2008. After September 20, 2027, holders may surrender their Convertible Notes for conversion at any time prior to the close of business on the business day immediately preceding the maturity date regardless of whether any of the foregoing conditions have been satisfied.

        In addition, following certain corporate transactions that constitute a qualifying fundamental change, the Company is required to increase the applicable conversion rate for a holder who elects to convert its Convertible Notes.

        There is no active, public market for the Convertible Notes. Therefore, based on market-based parameters of the various components of the Convertible Notes, the aggregate estimated fair value of the Convertible Notes was approximately $120.4 million as of December 31, 2008.

6. Asset Retirement Obligations

        The Company accounts for its asset retirement obligations in accordance with SFAS No. 143, Accounting for Asset Retirement Obligations. This statement generally applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset.

BILL BARRETT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2008, 2007 and 2006

6. Asset Retirement Obligations (Continued)

        A reconciliation of the Company's asset retirement obligations for the years ended December 31, 2008, 2007 and 2006, which includes $0.05 million associated with assets that were held for sale in 2007, are as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
Beginning of period	$35,849	$32,598	$23,733
Liabilities incurred	2,654	3,829	3,433
Liabilities settled	(1,392)	(3,599)	(1,586)
Accretion expense	3,162	2,999	2,593
Revisions to estimate	6,920	22	4,425

End of period	$47,193	$35,849	$32,598

Less: current asset retirement obligations	506	801	—

Long-term asset retirement obligations	$46,687	$35,048	$32,598

7. Fair Value Measurements

        The Company's financial instruments, including cash and cash equivalents, accounts and notes receivable and accounts payable are carried at cost, which approximates fair value due to the short-term maturity of these instruments. The recorded value of the Amended Credit Facility, as discussed in Note 5, approximates its fair value due to its floating rate structure. The Convertible Notes are recorded at cost, and the estimated fair value is disclosed in Note 5.

        Effective January 1, 2008, the Company partially adopted SFAS No. 157 pursuant to FSP No. FAS 157-2, which delayed the effective date of SFAS No. 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. As of January 1, 2009, SFAS No. 157 was fully effective for the Company. Therefore, the Company applied SFAS No. 157 to recurring fair value measurements of its financial derivatives as of January 1, 2008. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements regarding fair value measurement.

        As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes a mid-market pricing convention (the mid-point price between bid and ask prices) for valuation as a practical expedient for assigning fair value. The Company uses market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk. These inputs can be readily observable, market corroborated or generally unobservable. The Company primarily applies the market and income approaches for recurring fair value measurements and utilizes the best available information. Given the Company's historical market transactions, its markets and instruments are fairly liquid. Therefore, the Company has been able to classify fair value balances based on the observability of those inputs. SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest

BILL BARRETT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2008, 2007 and 2006

7. Fair Value Measurements (Continued)

priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements).

  Level 1—Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as exchange-traded derivatives, listed equities and U.S. government treasury securities.

  Level 2—Pricing inputs are other than quoted prices in active markets included in level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category include non-exchange-traded derivatives such as over-the-counter forwards and options.

  Level 3—Pricing inputs include significant inputs that are generally less observable than objective sources. These inputs may be used with internally developed methodologies that result in management's best estimate of fair value. At each balance sheet date, the Company performs an analysis of all instruments subject to SFAS No. 157 and includes in level 3 all of those whose fair value is based on significant unobservable inputs.

        The following table sets forth by level within the fair value hierarchy the Company's financial assets and financial liabilities that were accounted for at fair value on a recurring basis as of December 31, 2008. As required by SFAS No. 157, financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of assets and liabilities and their placement within the fair value hierarchy levels.

	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Commodity Derivatives	$—	$313,775	$—	$313,775
Liabilities
Interest Rate Derivatives	—	(509)	—	(509)

        As required under SFAS No. 157, all fair values reflected in the table above and on the Consolidated Balance Sheets have been adjusted for non-performance risk. For applicable financial assets carried at fair value, the credit standing of the counterparties is analyzed and factored into the fair value measurement of those assets. SFAS No. 157 also states that the fair value measurement of a

BILL BARRETT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2008, 2007 and 2006

7. Fair Value Measurements (Continued)

liability must reflect the nonperformance risk of the Company. The following methods and assumptions were used to estimate the fair values of the assets and liabilities in the table above.

  Level 1 Fair Value Measurements

    As of December 31, 2008, and for the year ended December 31, 2008, the Company did not have assets or liabilities measured under a level 1 fair value hierarchy.

  Level 2 Fair Value Measurements

    Natural Gas and Crude Oil Forwards and Options—The fair value of the natural gas and crude oil forwards and options are estimated using a combined income and market valuation methodology based upon forward commodity price and volatility curves. The curves are obtained from independent pricing services reflecting broker market quotes.

    Interest Rate Forwards and Options—The fair value of the interest rate forwards and options are estimated using a combined income and market valuation methodology based upon forward interest-rate yield curves and credit. The curves are obtained from independent pricing services reflecting broker market quotes.

  Level 3 Fair Value Measurements

    As of December 31, 2008, and for the year ended December 31, 2008, the Company did not have assets or liabilities measured under a level 3 fair value hierarchy.

8. Derivative Instruments

        The Company uses financial derivative instruments as part of its price risk management program to achieve a more predictable, economic cash flow from its natural gas and oil production by reducing its exposure to price fluctuations. The Company has entered into financial commodity swap and collar contracts to fix the floor and ceiling prices received for a portion of the Company's natural gas and oil production. The Company does not enter into derivative instruments for speculative or trading purposes. The Company's natural gas and oil derivative financial instruments are accounted for in accordance with SFAS No. 133. As of December 31, 2008, the Company had hedges in place for a portion of its anticipated production through 2011 for a total of 447,125 Bbls of crude oil and 121,691,000 MMBtu of natural gas.

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

        The Company also has two interest rate derivative contracts to manage the Company's exposure to changes in interest rates. The first contract is a floating-to-fixed interest rate swap for a notional amount of $10.0 million, and the second is a floating-to-fixed interest rate collar for a notional amount

BILL BARRETT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2008, 2007 and 2006

8. Derivative Instruments (Continued)

of $10.0 million, both to terminate on December 12, 2009. The Company's interest rate derivative instruments have been designated as cash flow hedges in accordance with SFAS No. 133. Under the swap, the Company will make payments to, or receive payments from, the contract counterparty when the variable rate of one-month LIBOR falls below, or exceeds, the fixed rate of 4.70%. Under the collar, the Company will make payments to, or receive payments from, the contract counterparty when the variable LIBOR rate falls below the floor rate of 4.50% or exceeds the ceiling rate of 4.95%. The payment dates of both the swap and the collar match exactly with the interest payment dates of the corresponding portion of the Company's Amended Credit Facility.

        All derivative instruments, other than those that meet the normal purchase and normal sale exception, as mentioned above, are recorded at fair market value in accordance with SFAS No. 157 and included in the Consolidated Balance Sheets as assets or liabilities. The following table summarizes the location and fair value amounts of all derivative instruments in the Consolidated Balance Sheets as of December 31, 2008:

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in thousands)
Derivatives Designated as Cash Flow Hedges Under SFAS No. 133
Current
Interest Rate Contracts	N/A	$—	Derivative Liability and Other Current Liabilities	$509
Commodity Contracts	Derivative Assets	198,982	N/A	—
Long Term
Commodity Contracts	Derivative Assets	115,016	N/A	—

Total derivatives designated as hedging instruments under SFAS No. 133		$313,998		$509

Derivatives Not Designated as Cash Flow Hedges Under SFAS No. 133
Current
Commodity Contracts	Derivative Assets	$978	Derivative Assets	$659
Long Term
Commodity Contracts	Derivative Assets	5,587	Derivative Assets	6,129

Total derivates not designated as hedging instruments under SFAS No. 133		$6,565		$6,788

Total Derivatives		$320,563		$7,297

        For derivative instruments that qualify and are designated as cash flow hedges, changes in fair value, to the extent the hedge is effective, are recognized in other comprehensive income until the forecasted transaction occurs. The Company will reclassify the appropriate cash flow hedge amounts from other comprehensive income to gains or losses in the Consolidated Statements of Operations as the hedged production quantity is produced or the interest rate derivative is settled. Based on projected

BILL BARRETT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2008, 2007 and 2006

8. Derivative Instruments (Continued)

market prices as of December 31, 2008, the amount to be reclassified from other comprehensive income to net income in the next 12 months would be an after-tax net gain of approximately $121.7 million. Any actual increase or decrease in revenues will depend upon market conditions over the period during which the forecasted transactions occur. The Company anticipates that all originally forecasted transactions related to the Company's derivatives that continue to be accounted for as cash flow hedges will occur by the end of the originally specified time periods.

        The commodity hedge instruments designated as cash flow hedges are at highly liquid trading locations but may contain slight differences compared to the delivery location of the forecasted sale, which may result in ineffectiveness in accordance with SFAS No. 133. Although those derivatives may not achieve 100% effectiveness for accounting purposes, the Company believes that its derivative instruments continue to be highly effective in achieving its risk management objectives. The ineffective portion of commodity hedge derivatives is reported in commodity derivative gain or loss in the Consolidated Statements of Operations. Ineffectiveness on interest rate derivatives was de minimis for the year ended December 31, 2008. The following table summarizes the cash flow hedge gains and losses and their locations on the Consolidated Balance Sheets and Consolidated Statements of Operations for the year ended December 31, 2008:

Derivatives in SFAS No. 133 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI	Location of Gain Reclassified from Accumulated OCI into Income	Amount of Gain Reclassified from Accumulated OCI into Income	Location of Gain on Ineffective Hedges	Amount of Gain Recognized in Income on Ineffective Hedges
	(in thousands)
Interest Rate Contracts	$(109)	Interest and Other Income	$(333)	N/A	N/A
Commodity Contracts	187,411	Oil and Gas Production	31,900	Commodity Derivative Gain	6,803

Total	$187,302		$31,567		$6,803

        If the forecasted transaction to which the hedging instrument had been designated is no longer probable of occurring within the specified time period, the hedging instrument loses cash flow hedge accounting treatment in accordance with SFAS No. 133. All current mark-to-market gains and losses are recorded in earnings and all accumulated gains or losses recorded in other comprehensive income related to the hedging instrument are also reclassified to earnings. Due to the Company's limited ability to sell its natural gas out of the Rocky Mountain region to the Mid-continent region at index prices, and due to an unexpected pipeline curtailment on Rockies Express that restricted the Company's ability to transport to the Mid-continent, a portion of its Mid-continent gas derivatives no longer qualified for hedge accounting during the year ended December 31, 2008. The Company, therefore, discontinued hedge accounting for certain hedges during the year ended December 31, 2008. While such derivative contracts no longer qualify for hedge accounting, the Company believes that these contracts remain a valuable component of its commodity price risk management program.

        Some of the Company's commodity derivatives do not qualify for hedge accounting under SFAS No. 133 but are, to a degree, an economic offset to the Company's commodity price exposure. If a commodity derivative instrument does not qualify as a cash flow hedge or is not designated as a cash flow hedge, the change in the fair value of the derivative is recognized in commodity derivative gain or

BILL BARRETT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2008, 2007 and 2006

8. Derivative Instruments (Continued)

loss in the Consolidated Statements of Operations. These mark-to-market adjustments produce a degree of earnings volatility but have no cash flow impact relative to changes in market prices. The Company's cash flow is only impacted when the underlying physical sales transaction takes place in the future and when the associated derivative instrument contract is settled by making or receiving a payment to or from the counterparty. Realized gains and losses of commodity derivative instruments that do not qualify as cash flow hedges are recognized in commodity derivative gain or loss in the Consolidated Statements of Operations and are reflected in cash flows from operations on the Consolidated Statements of Cash Flows.

        During the year ended December 31, 2008, in addition to the swaps and collars discussed above, the Company entered into basis only swaps. With basis only swaps, the Company has hedged the difference between the New York Mercantile Exchange ("NYMEX") price and the price received for the Company's natural gas production at a specific delivery location. Although the Company believes that this represents a sound economic business hedging strategy, the basis only swaps do not qualify for hedge accounting under SFAS No. 133 because the total future cash flow has not been fixed. As a result, the changes in fair value of these derivative instruments are recorded in earnings and recognized in commodity derivative gain in the Consolidated Statements of Operations. As of December 31, 2008, the Company had basis only swaps in place for a portion of the Company's anticipated natural gas production in 2009, 2010 and 2011 for a total of 23,600,000 MMbtu.

        The following table summarizes the location and amounts of gains and losses on derivative instruments that do not qualify for hedge accounting under SFAS No. 133 for the year ended December 31, 2008:

Derivatives Not Designated as Hedging Instruments under SFAS No. 133	Location of Gain Recognized in Income on Derivatives	Amount of Gain Recognized in Income on Derivatives
		(in thousands)
Commodity Contracts	Commodity Derivative Gain	$1,117

Total		$1,117

        The Company was a party to various swap and collar contracts for natural gas based on the Colorado Interstate Gas Rocky Mountains ("CIGRM"), Panhandle Eastern Pipe Line Co. ("PEPL") and Northwest Pipeline Corporation ("NWPL") indices that settled during the year ended December 31, 2008 and based on the CIGRM index that settled during the year ended December 31, 2007. As a result, the Company recognized an increase of natural gas production revenues related to these contracts of $41.0 million and $87.7 million in 2008 and 2007, respectively. The Company was also a party to various swap and collar contracts for oil based on a West Texas Intermediate ("WTI") index, recognizing a reduction to oil production revenues related to these contracts of $9.1 million and $0.8 million in 2008 and 2007, respectively.

BILL BARRETT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2008, 2007 and 2006

8. Derivative Instruments (Continued)

        The table below summarizes the realized and unrealized gains and losses the Company recognized related to its oil and natural gas derivative instruments for the periods indicated:

	Year Ended December 31,
	2008	2007
	(in thousands)
Realized gains on derivatives designated as cash flow hedges(1)	$31,900	$86,917

Realized gains on derivatives not designated as cash flow hedges	$62	$—
Unrealized ineffectiveness recognized on derivatives designated as cash flow hedges	6,803	—
Unrealized gains on derivatives not designated as cash flow hedges	1,055	—

Total commodity derivative gain(2)	$7,920	$—

    (1)
    Included in "Oil and gas production" revenues in the Consolidated Statements of Operations.

    (2)
    Included in "Commodity derivative gain" in the Consolidated Statements of Operations.

9. Income Taxes

        The expense for income taxes consists of the following:

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
Current:
Federal	$857	$432	$460
State	(3)	7	34
Deferred:
Federal	60,188	15,804	36,353
State	3,628	1,001	2,278

Total	$64,670	$17,244	$39,125

        Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pretax income from continuing operations as a result of the following:

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
Income tax expense at the federal statutory rate	$60,310	$15,400	$35,392
State income taxes, net of federal tax effect	3,636	978	2,278
Non-deductible permanent items	1,080	344	942
Other, net	(356)	522	513

Income tax expense	$64,670	$17,244	$39,125

BILL BARRETT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2008, 2007 and 2006

9. Income Taxes (Continued)

        The tax effects of temporary differences that give rise to significant components of the deferred tax assets and deferred tax liabilities at December 31, 2008 and 2007 are presented below:

	As of December 31,
	2008	2007
	(in thousands)
Current:
Deferred tax assets (liabilities):
Derivative instruments	$(72,053)	$(5,561)
Accrued expenses	352	167
Bad debt expense	312	113
Prepaid expenses	(329)	(286)
Other	290	214

Total current deferred tax assets (liabilities)	$(71,428)	$(5,353)

Long-term:
Deferred tax assets:
Net operating loss carryforward	$22,689	$21,496
Deferred offering costs	322	—
Long-term derivative instruments	—	2,730
Stock-based compensation	6,030	3,208
Deferred rent	329	403
Minimum tax credit carryforward	1,617	721
Other	165	106
Less valuation allowance	—	—

Total long-term deferred tax assets	31,152	28,664
Deferred tax liabilities:
Oil and gas properties	(197,069)	(127,618)
Long-term derivative instruments	(41,285)	—
Other	(195)	(195)

Total long-term deferred tax liabilities	(238,549)	(127,813)

Net long-term deferred tax liabilities	$(207,397)	$(99,149)

        At December 31, 2008, the Company had approximately $68.0 million of federal tax net operating loss carryforwards, which expire through 2027. The Company has a federal alternative minimum tax ("AMT") credit carryforward of $1.6 million, which has no expiration date.

        At December 31, 2008, the Company's balance sheet reflected a net deferred tax liability of $278.8 million, of which $113.3 million pertains to the tax effects of derivative instruments reflected in other comprehensive income.

        The Company adopted the provisions of FIN No. 48 on January 1, 2007 and has commenced analyzing filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. As a result of the implementation of FIN

BILL BARRETT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2008, 2007 and 2006

9. Income Taxes (Continued)

No. 48, the Company recognized a $0.2 million liability for unrecognized tax benefits. There was a cumulative adjustment of $0.05 million to the beginning balance of retained earnings and a corresponding increase to deferred income tax liabilities of $0.15 million. Subsequent to the implementation of FIN No. 48, the Company has not recorded a change to the above balance of unrecognized tax benefits. Of the $0.2 million balance of unrecognized tax benefits at December 31, 2008 and 2007, $0.05 million represents the amount of unrecognized tax benefits that, if recognized, would unfavorably affect the effective income tax rate.

        A rollforward of changes in the Company's unrecognized tax benefits is shown below (in thousands):

Balance at December 31, 2006	$195
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Settlements	—

Balance at December 31, 2007	195

Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Settlements	—

Balance at December 31, 2008	$195

        The Company anticipates that no uncertain tax positions will be recognized within the next 12-month period.

        The Company's policy is to classify accrued penalties and interest related to unrecognized tax benefits in the Company's income tax provision. As of December 31, 2008, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the current year.

        The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and in various states. With few exceptions, the Company is subject to U.S. federal tax examination for years 2005 through 2008 and is subject to state tax examination for years 2004 through 2008.

10. Stockholders' Equity

        Common and Preferred Stock.    The Company's authorized capital stock consists of 75,000,000 shares of $0.001 per share par value preferred stock and 150,000,000 shares of $0.001 per share par value common stock. In October 2004, 150,000 shares of $0.001 per share par value preferred stock were designated as Series A Junior Participating Preferred Stock, none of which are outstanding. At December 31, 2008, the Series A Junior Participating Preferred Stock was the Company's only designated preferred stock, and the remainder of the authorized preferred stock is undesignated. There are no issued and outstanding shares of preferred stock.

BILL BARRETT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2008, 2007 and 2006

10. Stockholders' Equity (Continued)

        Holders of all classes of stock are entitled to vote on matters submitted to stockholders, except that, when issued, each share of Series A Junior Participating Preferred Stock will entitle the holder thereof to 1,000 votes on all matters submitted to a vote of the Company's stockholders.

        Treasury Stock.    The Company may occasionally acquire treasury stock, which is recorded at cost, in connection with the vesting and exercise of share-based awards or for other reasons. As of December 31, 2008, all treasury stock held by the Company was retired.

        The following table reflects the activity in the Company's common and treasury stock:

	Year Ended December 31,
	2008	2007	2006
Common Stock Outstanding:
Shares at beginning of period	44,760,955	44,141,453	43,695,286
Exercise of common stock options	210,775	329,307	462,227
Shares issued for 401(k) plan	20,780	18,341	16,883
Shares issued directors' fees	6,671	4,126	—
Shares issued for nonvested equity shares of common stock	243,080	403,800	252,817
Shares retired or forfeited	(113,830)	(136,072)	(285,760)

Shares at end of period	45,128,431	44,760,955	44,141,453

Treasury Stock:
Shares at beginning of period	—	—	124,024
Treasury stock acquired	63,542	107,391	161,736
Treasury stock retired	(63,542)	(107,391)	(285,760)

Shares at end of period	—	—	—

        Accumulated Other Comprehensive Income.    The Company follows the provisions of SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting comprehensive income. The

BILL BARRETT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2008, 2007 and 2006

10. Stockholders' Equity (Continued)

components of accumulated other comprehensive income and related tax effects for the years ended December 31, 2006, 2007 and 2008 were as follows:

	Gross	Tax Effect	Net of Tax
	(in thousands)
Accumulated other comprehensive income—December 31, 2006	$46,807	$(17,436)	$29,371
Unrealized change in fair value of hedges	(126,223)	47,018	(79,205)
Reclassification adjustment for realized gains on hedges included in net income	87,018	(32,414)	54,604

Accumulated other comprehensive income—December 31, 2007	$7,602	$(2,832)	$4,770

Unrealized change in fair value of hedges	330,715	(122,724)	207,991
Reclassification adjustment for realized gains on hedges included in net income	(31,567)	11,719	(19,848)
Reclassification adjustment for discontinued cash flow hedges included in net income	(1,340)	499	(841)

Accumulated other comprehensive income—December 31, 2008	$305,410	$(113,338)	$192,072

11. Equity Incentive Compensation Plans and Other Employee Benefits

        The Company maintains various stock-based compensation plans as discussed below. Under the fair value recognition provisions of SFAS 123R, stock-based compensation is measured at the grant date based on the value of the awards, and the value is recognized on a straight-line basis over the requisite service period (usually the vesting period).

        Stock Options and Nonvested Equity Shares.    In January 2002, the Company adopted a stock option plan to benefit key employees, directors and non-employees. This plan was amended and restated in its entirety by the Amended and Restated 2002 Stock Option Plan (the "2002 Option Plan"). The aggregate number of shares that the Company may issue under the 2002 Option Plan may not exceed 1,642,395 shares of the Company's common stock. Options granted under the 2002 Option Plan expire up to ten years from the grant date. The options vest 40% on the first anniversary of the date of grant and 20% on each of the following three subsequent anniversaries of the date of grant.

        In December 2003, the Company adopted its 2003 Stock Option Plan (the "2003 Option Plan") to benefit key employees, directors and non-employees. In April 2004, the 2003 Option Plan was approved by the Company's stockholders. The aggregate number of shares that the Company may issue under the 2003 Option Plan may not exceed 42,936 shares of the Company's common stock. Options granted under the 2003 Option Plan expire up to ten years from the date of grant with an exercise price not less than 100% of the fair market value, as defined in the 2003 Option Plan, of the underlying common shares on the date of grant. Options granted under the 2003 Option Plan vest 25% on each of the first four anniversaries of the date of grant.

        On December 1, 2004, the Company's stockholders approved the 2004 Stock Incentive Plan (the "2004 Incentive Plan") for the purpose of enhancing the Company's ability to attract and retain officers, employees, directors and consultants and to provide such persons with an interest in the

BILL BARRETT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2008, 2007 and 2006

11. Equity Incentive Compensation Plans and Other Employee Benefits (Continued)

Company parallel to its stockholders. The 2004 Incentive Plan provides for the grant of stock options (including incentive stock options and non-qualified stock options) and other awards (including performance units, performance shares, share awards, restricted stock, restricted stock units, and stock appreciation rights, or SARs). The maximum number of shares of common stock that may be granted under the 2004 Incentive Plan is 4,900,000. In addition, the maximum number of shares of common stock that may be granted to a participant in any one year is 1,225,000. Options granted thus far under the 2004 Incentive Plan generally expire seven years from the date of grant and vest 25% on each of the first four anniversaries of the date of grant. Unless terminated earlier by the Board of Directors of the Company, the 2004 Incentive Plan will terminate on June 30, 2014. Upon an event constituting a "change in control" (as defined in the 2004 Incentive Plan) of the Company, all options will become immediately exercisable in full. In addition, in such an event, performance units will become immediately vested, and restrictions on restricted stock awards will lapse.

        The Company's Compensation Committee may grant awards on such terms, including vesting and payment forms, as it deems appropriate in its discretion; however, no award may be exercised more than 10 years after its grant (five years in the case of an incentive stock option granted to an eligible individual who possesses more than 10% of the total combined voting power of all classes of stock of the Company). The purchase price or the manner in which the exercise price is to be determined for shares under each award will be determined by the Compensation Committee and set forth in the agreement. However, the exercise price per share under each award may not be less than 100% of the fair market value of a share on the date the award is granted (110% in the case of an incentive stock option granted to an eligible individual who possesses more than 10% of the total combined voting power of all classes of stock of the Company).

        Currently, the Company's practice is to issue new shares upon stock option exercise. The Company does not expect to repurchase any shares in the open market or issue treasury shares to settle any such exercises. For the years ended December 31, 2008, 2007 and 2006, the Company did not pay cash to repurchase any stock option exercises.

        In accordance with SFAS No. 123R, the fair value of each share-based option award under all of the Company's plans is estimated on the date of grant using a Black-Scholes pricing model that incorporates the assumptions noted in the following table. Where the Company did not have enough historical data relating to its own common stock to compute volatilities associated with certain expected terms, expected volatilities were estimated based on an average of volatilities of similar sized Rocky Mountain oil and gas companies whose common stock is or has been publicly traded for a minimum of five years and other similar sized oil and gas companies who recently became publicly traded. For expected terms for which the Company had adequate historical data relating to its own common stock, estimated expected volatilities were based upon historical volatility of the Company's common stock. For options granted when the Company was a nonpublic company, it adopted the minimum value method under SFAS No. 123, which uses 0% volatility. Given the Company's stage of growth and requirement for capital investment, the Company used a 0% expected dividend yield, which is comparable to most of its peers in the industry. The expected terms range from 1.25 years to 5.0 years based on 25% of each grant's vesting on each anniversary date and factoring in potential blackout dates and historic exercises, with a weighted average of 2.9 years. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect on the date of grant.

BILL BARRETT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2008, 2007 and 2006

11. Equity Incentive Compensation Plans and Other Employee Benefits (Continued)

The Company estimated a 6% annual compounded forfeiture rate, based on historical employee turnover and actual forfeitures, for 2008 and 2007 and a 4% annual compounded forfeiture rate for 2006.

	Year Ended December 31,
	2008	2007	2006
Weighted Average Volatility	40%	41%	36%
Expected Dividend Yield	0%	0%	0%
Weighted Average Expected Term (in years)	2.9	2.9	2.7
Weighted Average Risk-free Rate	2.3%	4.7%	4.3%

        A summary of share-based option activity under all the Company's plans as of December 31, 2008, and changes during the year then ended, is presented below:

	Shares	Weighted-average Exercise Price	Weighted-average remaining contractual term	Aggregate intrinsic value
Outstanding at January 1, 2008	2,917,862	$28.25
Granted	783,400	42.90
Exercised	(210,775)	21.90
Forfeited or expired	(110,238)	31.92

Outstanding at December 31, 2008	3,380,249	$31.92	4.56	$1,077,938

Vested, or expected to vest, at December 31, 2008 through the life of the options	3,274,014	$31.77	4.53	1,075,986
Vested and exercisable at December 31, 2008	1,609,672	$26.78	3.58	$1,011,768

        The per share weighted-average grant-date fair value of awards granted for the years ended December 31, 2008, 2007 and 2006 was $12.40, $10.13 and $7.26, respectively, and the total intrinsic value of awards exercised during the same periods was $5.6 million, $4.3 million and $4.5 million, respectively. The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company's closing stock price of $21.13 on December 31, 2008. With respect to stock option exercises, the Company received $4.1 million, $5.1 million and $4.9 million for the years ended December 31, 2008, 2007 and 2006, respectively.

BILL BARRETT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2008, 2007 and 2006

11. Equity Incentive Compensation Plans and Other Employee Benefits (Continued)

        A summary of the Company's nonvested equity shares of common stock as of December 31, 2008, and changes during the year then ended, is presented below:

	Shares	Weighted-average Grant Date Fair Value
Outstanding at January 1, 2008	339,100	$32.26
Granted	225,230	41.51
Vested	(99,294)	32.26
Forfeited or expired	(40,733)	37.53

Outstanding at December 31, 2008	424,303	$36.72
Vested, or expected to vest, at December 31, 2008 through the life of the option	398,845	$36.72
Vested and exercisable at December 31, 2008	—	$—

        The Company recorded non-cash stock-based compensation related to share-based option and nonvested equity share awards of $11.9 million, $8.0 million, and $6.4 million for the years ended December 31, 2008, 2007 and 2006, respectively. Included in the $6.4 million of stock-based compensation for the year ended December 31, 2006 is $0.9 million related to the modification of equity awards for certain employees in which their vesting terms were accelerated. For the years ended December 31, 2008, 2007 and 2006, the Company did not recognize an excess tax benefit related to the exercise of stock options in accordance with SFAS No. 123R. As of December 31, 2008, there was $24.3 million of total compensation costs related to nonvested stock option and nonvested equity shares of common stock grants that are expected to be recognized over a weighted-average period of 2.5 years.

        Performance Share Plan.    On May 9, 2007, the Compensation Committee of the Board of Directors of the Company approved a performance share program pursuant to the Company's 2004 Stock Incentive Plan for the Company's officers and other senior employees, pursuant to which vesting of awards is contingent upon meeting various Company-wide performance goals. Upon commencement of the program and during each subsequent year of the program, the Compensation Committee will meet to approve target and stretch goals for certain operational or financial metrics that are selected by the Compensation Committee for the upcoming year and to determine whether metrics for the prior year have been met. These performance-based awards contingently vest over a period up to four years, depending on the level at which the performance goals are achieved. Each year for four years, it is possible for between 25% and 50% of the original shares to vest based on the achievement of the performance goals. Twenty-five percent of the total grant will vest for metrics met at the target level, and an additional 25% of the total grant will vest for performance met at the stretch level. If the actual results for a metric are between the target levels and the stretch levels, the vested number of shares will be adjusted on a prorated basis of the actual results compared to the target and stretch goals. If the target level metrics are not met, no shares will vest. In any event, the total number of common shares that could vest will not exceed the original number of performance shares granted. At the end of four years, any shares that have not vested will be forfeited. A total of 250,000 shares under the 2004 Incentive Plan were set aside for this program.

BILL BARRETT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2008, 2007 and 2006

11. Equity Incentive Compensation Plans and Other Employee Benefits (Continued)

        For the year ended December 31, 2007, the performance goals consisted of annual production growth (weighted at 30%), additions to the Company's natural gas and oil reserves (weighted at 30%), finding and development costs (weighted at 30%) and general and administrative expenses (weighted at 10%). The weighting was determined by the Compensation Committee. Each metric is independent so that vesting can occur for one or more metrics even if the goals are not achieved for other metrics. Also, for the year ended December 31, 2007, the Compensation Committee required that an initial threshold level for finding and development costs be met before any of the performance shares would vest. In future years of the program, the Compensation Committee may impose initial threshold levels based on this or other metrics. Based upon Company performance in 2007, 30% of the performance shares granted in 2007 vested in February 2008, and the Company recognized $0.5 million of compensation costs related to these awards for the year ended December 31, 2008.

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

        In February 2008, the Compensation Committee approved the performance metrics for vesting of the performance shares based on 2008 performance. For the year ended December 31, 2008, the performance goals consisted of annual production growth (weighted at 30%), additions to the Company's natural gas and oil reserves (weighted at 30%), finding and development costs (weighted at 30%) and lease operating expenses (weighted at 10%). Also for the year ended December 31, 2008, the Compensation Committee required that an initial threshold level for finding and development costs be met before any of the performance shares would vest. As of December 31, 2008, the Company determined that 50% of the total grant related to the year ended December 31, 2008 would vest. Accordingly, the Company recorded non-cash stock-based compensation related to performance-based nonvested equity share awards of $4.9 million for the year ended December 31, 2008. As of December 31, 2008, there was $0.4 million of total compensation cost that will be recognized through February 2009, which represents the remaining time vesting requirement.

BILL BARRETT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2008, 2007 and 2006

11. Equity Incentive Compensation Plans and Other Employee Benefits (Continued)

        A summary of the Company's nonvested performance-based equity shares of common stock as of December 31, 2008, and changes during the year then ended, is presented below:

	Shares	Weighted-average Grant Date Fair Value
Outstanding at January 1, 2008	225,000	$37.21
Vested	(67,500)	37.21
Modified, performance goals revised(1)	(157,500)	37.21
Modified, performance goals revised(1)	157,500	42.83
Granted	17,850	39.69
Forfeited or expired	(9,555)	37.83

Outstanding at December 31, 2008	165,795	$42.49

Vested, or expected to vest, at December 31, 2008 through the life of the shares	126,650	$42.51
Vested and exercisable at December 31, 2008	—	$—

(1)
As the Compensation Committee approved new performance metrics for the vesting of performance shares in the upcoming year, a new grant date was then created for any unvested awards that were granted in 2007, and a new fair value was established for financial reporting purposes.

        On May 13, 2008, at the Company's annual meeting of stockholders, the Company's stockholders approved the 2008 Stock Incentive Plan (the "2008 Incentive Plan"), which had been previously approved by the Company's Board of Directors. The 2008 Incentive Plan became effective May 13, 2008. The types of awards that may be granted under the 2008 Incentive Plan include incentive and non-qualified stock options, stock appreciation rights, restricted stock, performance shares and other stock-based awards. The total number of shares of the Company's common stock available for issuance under the 2008 Incentive Plan is 3,000,000, subject to adjustment for future stock splits, stock dividends and similar changes in the Company's capitalization. The maximum number of shares of common stock that may be the subject of awards other than options and stock appreciation rights is 1,000,000, while the maximum number of shares of common stock that may be issued pursuant to stock options and stock appreciation rights is 3,000,000. The aggregate number of shares of common stock subject to options and/or stock appreciation rights granted during any calendar year to any one participant may not exceed 500,000. The aggregate number of shares of common stock subject to restricted stock and/or restricted stock unit awards granted during any calendar year to any one participant may not exceed 500,000. No awards have been granted under the 2008 Incentive Plan as of December 31, 2008.

        Director Fees.    The Company's directors may elect to receive their annual retainer and meeting fees in the form of the Company's common stock issued, pursuant to the Company's 2004 Incentive Plan. After each quarter, shares with a value equal to the fees payable for that quarter, calculated using the closing price on the last trading day before the end of the quarter, will be delivered to each outside director who elected before that quarter end to receive shares of the Company's common stock for payment of the director's fees. For the year ended December 31, 2008, the Company issued 6,671

BILL BARRETT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2008, 2007 and 2006

11. Equity Incentive Compensation Plans and Other Employee Benefits (Continued)

shares of common stock under the 2004 Incentive Plan for payment of the director's fees and recognized $0.2 million of non-cash stock-based compensation cost associated with the issuance of those shares.

        Other Employee Benefits-401(k) Savings Plan.    The Company has an employee directed 401(k) savings plan (the "401(k) Plan") for all eligible employees over the age of 21. Employees become eligible the quarter following the beginning of their employment. Under the 401(k) Plan, employees may make voluntary contributions based upon a percentage of their pretax income.

        The Company matches 100% of each employee's contribution, up to 6% of the employee's pretax income, with 50% of the match made with the Company's common stock. The Company's cash and common stock contributions and shares of common stock are fully vested upon the date of match. The Company made matching cash and common stock contributions of $1.4 million, $1.2 million, and $1.0 million for the years ended December 31, 2008, 2007 and 2006, respectively.

12. Transactions with Related Parties

        A former director of the Company (who served until May 2006) was a managing director of a company which wholly owns the counterparty to a portion of the natural gas and oil hedges noted in Note 8 above. In management's opinion, the terms obtained in these transactions were as favorable to the Company as could be obtained from non-related sources.

13. Significant Customers and Other Concentrations

        Significant Customers.    During 2008, EnCana Oil & Gas and Sempra Energy Trading Corporation accounted for 16.7% and 16.6%, respectively, of the Company's oil and gas production revenues. During 2007, Sempra Energy Trading Corporation, EnCana Oil & Gas and United Energy Trading accounted for 20.6%, 15.7% and 8.7%, respectively, of the Company's oil and gas production revenues. During 2006, Sempra Energy Trading Corporation, Xcel Energy Inc. and ONEOK Inc. accounted for 21.3%, 10.0% and 9.7%, respectively, of the Company's oil and gas production revenues. Management believes that the loss of any individual purchaser would not have a long-term material adverse impact on the financial position or results of operations of the Company.

        Concentrations of Market Risk.    The future results of the Company's oil and gas operations will be affected by the market prices of oil and gas. The availability of a ready market for crude oil, natural gas and liquid products in the future will depend on numerous factors beyond the control of the Company, including weather, imports, marketing of competitive fuels, proximity and capacity of oil and gas pipelines and other transportation facilities, any oversupply or undersupply of oil, gas and liquid products, the regulatory environment, the economic environment, and other regional and political events, none of which can be predicted with certainty.

        The Company operates in the exploration, development and production phase of the oil and gas industry. Its receivables include amounts due from purchasers of oil and gas production and amounts due from joint venture partners for their respective portions of operating expense and exploration and development costs. The Company believes that no single customer or joint venture partner exposes the Company to significant credit risk. While certain of these customers and joint venture partners are

BILL BARRETT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2008, 2007 and 2006

13. Significant Customers and Other Concentrations (Continued)

affected by periodic downturns in the economy in general or in their specific segment of the natural gas or oil industry, the Company believes that its level of credit-related losses due to such economic fluctuations has been and will continue to be immaterial to the Company's results of operations in the long-term. Trade receivables are generally not collateralized. The Company analyzes customers' and joint venture partners' historical credit positions and payment histories prior to extending credit.

        Concentrations of Credit Risk.    Derivative financial instruments that hedge the price of oil and gas and interest rate levels are generally executed with major financial or commodities trading institutions which expose the Company to market and credit risks and may, at times, be concentrated with certain counterparties or groups of counterparties. The Company has hedges in place with eight different counterparties, of which all but one are lenders in our Amended Credit Facility. As of December 31, 2008, JP Morgan Chase & Company, J. Aron & Company (a subsidiary of Goldman, Sachs & Company) and Bank of Montreal accounted for 43.6%, 22.8% and 15.1%, respectively, of the net fair market value of the Company's derivative asset. Although notional amounts are used to express the volume of these contracts, the amounts potentially subject to credit risk, in the event of non-performance by the counterparties, are substantially smaller. The credit worthiness of counterparties is subject to continuing review, and the Company believes all of these institutions currently are acceptable credit risks. Full performance is anticipated, and the Company has no past due receivables from any of its counterparties. The Company's policy is to execute financial derivatives only with major, credit worthy financial institutions.

14. Commitments and Contingencies

        Transportation Demand and Firm Processing Charges.    The Company has entered into contracts that provide firm transportation capacity on pipeline systems and firm processing charges. The remaining terms on these contracts range from one to 14 years and require the Company to pay transportation demand and processing charges regardless of the amount of pipeline capacity utilized by the Company. The Company paid $9.4 million, $5.5 million and $3.7 million of transportation demand charges for the years ended December 31, 2008, 2007 and 2006, respectively. The Company paid $3.5 million, $3.7 million and $0.7 million of firm processing charges in 2008, 2007 and 2006, respectively. All transportation costs including demand charges and processing charges, are included in gathering and transportation expense in the Consolidated Statements of Operations.

        The values in the table below represent the Company's gross future minimum transportation demand and firm processing charges as of and subsequent to December 31, 2008. However, the

BILL BARRETT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2008, 2007 and 2006

14. Commitments and Contingencies (Continued)

Company will record in its financial statements only the Company's proportionate share based on the Company's working interest and net revenue interest, which will vary from basin to basin.

(in thousands)
2009	$25,818
2010	29,816
2011	50,569
2012	54,236
2013	53,950
Thereafter	323,962

Total	$538,351

        Lease Obligations and Other Commitments.    The Company leases office space, vehicles and certain equipment under non-cancelable operating leases. Office lease expense was $1.4 million for each of the years ended December 31, 2008, 2007 and 2006. Additionally, the Company has entered into various long-term agreements for telecommunications service. The Company also has commitments for developing oil and gas properties of $65.6 million for 2009 through 2011, which consist of drilling and carbon dioxide ("CO2") purchase contracts that are included in the minimum payment schedule below.

        Future minimum annual payments under such leases and agreements as of and subsequent to December 31, 2008 are as follows:

	Other Commitments(1)	Office & Equipment Leases
	(in thousands)
2009	$31,790	$2,554
2010	24,550	2,554
2011	9,300	743
2012	—	—
2013	—	—
Thereafter	—	—

Total	$65,640	$5,851

    (1)
    The values in the table represent the gross amounts that the Company is committed to pay. However, the Company will record in its financial statements only the Company's proportionate share based on the Company's working interest and net revenue interest, which will vary from basin to basin.

        Drilling and Purchase Contracts.    At December 31, 2008, the Company had one drilling rig under contract through 2009, two through 2010 and one through 2011, which have total commitments of $42.3 million. Early termination of these contracts would require penalty payments of $29.4 million. Other drilling rigs working for the Company are not under long-term contracts but instead are under contracts that can be terminated at the end of the current operations. In addition, the Company has

BILL BARRETT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2008, 2007 and 2006

14. Commitments and Contingencies (Continued)

two take-or-pay purchase agreements for supply of CO2, which have a total financial commitment of $23.4 million. Under these contracts, the Company is obligated to purchase a minimum daily volume at a set price, subject to annual escalation. If the Company takes delivery of less than the minimum required amount, the Company is responsible for full payment (deficiency payment). At this time, the Company anticipates sufficient need for CO2 and, therefore, expects to avoid any deficiency payments. The CO2 is for use in fracturing operations in the Company's West Tavaputs field.

        Litigation.    The Company is subject to litigation, claims and governmental and regulatory proceedings arising in the course of ordinary business. It is the opinion of the Company's management that current claims and litigation involving the Company are not likely to have a material adverse effect on its consolidated financial position, cash flows or results of operations.

15. Supplementary Oil and Gas Information (unaudited)

        Costs Incurred.    Costs incurred in oil and gas property acquisition, exploration and development activities and related depletion per equivalent unit-of-production were as follows:

	Year Ended December 31,
	2008	2007	2006
	(in thousands, except amortization data)
Acquisition costs:
Unproved properties	$33,057	$23,635	$126,091
Proved properties	6,314	2,008	33,138
Exploration costs	342,890	250,687	224,189
Development costs	213,996	162,502	114,593
Asset retirement obligation	8,198	982	6,272

Total costs incurred	$604,455	$439,814	$504,283

Depletion per Mcfe of production	$2.59	$2.78	$2.60

        Supplemental Oil and Gas Reserve Information.    The reserve information presented below is based on estimates of net proved reserves as of December 31, 2008, 2007, and 2006 that were prepared by internal petroleum engineers in accordance with guidelines established by the SEC and were reviewed by independent petroleum engineering firms, Ryder Scott Company and Netherland, Sewell & Associates, Inc. ("NSAI") in 2006 and reviewed by NSAI in 2007 and 2008.

        Proved oil and gas reserves are the estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions (i.e., prices and costs as of the date the estimate is made). Proved developed oil and gas reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.

BILL BARRETT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2008, 2007 and 2006

15. Supplementary Oil and Gas Information (unaudited) (Continued)

        Analysis of Changes in Proved Reserves.    The following table sets forth information regarding the Company's estimated net total proved and proved developed oil and gas reserve quantities:

	Oil (MBbls)	Gas (MMcf)	Equivalent Units (MMcfe)
Proved reserves:
Balance, December 31, 2006	8,453	377,726	428,444
Purchases of oil and gas reserves in place	1	2,673	2,679
Extension, discoveries and other additions	1,021	169,618	175,744
Revisions of previous estimates	322	52,231	54,163
Sales of reserves	(5,989)	(6,257)	(42,191)
Production	(586)	(57,678)	(61,194)

Balance, December 31, 2007	3,222	538,313	557,645

Purchases of oil and gas reserves in place	3	3,060	3,078
Extension, discoveries and other additions	2,047	183,918	196,200
Revisions of previous estimates	1,051	132,780	139,086
Sales of reserves	—	(126)	(126)
Production	(661)	(73,623)	(77,589)

Balance, December 31, 2008	5,662	784,322	818,294

Proved developed reserves:
December 31, 2006	5,006	218,902	248,938
December 31, 2007	2,090	317,298	329,838
December 31, 2008	3,100	416,546	435,146

        At year-end 2008, the Company revised its proved reserves upward by 146.4 Bcfe, excluding pricing revisions, primarily as a result of adding increased in density proved undeveloped locations in the Piceance and West Tavaputs fields and improved production performance by wells located in each of the Company's major producing basins: Wind River, Uinta, Powder River and Piceance. The Company revised its 2008 year-end proved reserves downward by 7.3 Bcfe, as year-end 2008 pricing was $4.61 per MMBtu and $41.00 per barrel of oil compared to year-end 2007 pricing of $6.04 per MMBtu and $92.50 per barrel of oil. Year-end prices were adjusted by lease for quality, transportation fees and regional price differences.

        At year-end 2007, the Company revised its proved reserves upward by 34.8 Bcfe, excluding pricing revisions, primarily as a result of adding increased density proved undeveloped locations in the West Tavaputs field and continued improved performance of wells drilled in the West Tavaputs and Piceance fields. The Company also revised its 2007 year-end proved reserves upward by 19.4 Bcfe due to pricing as year-end 2007 pricing was $6.04 per MMBtu and $92.50 per barrel of oil compared to year-end 2006 pricing of $4.46 per MMBtu of gas and $61.06 per barrel of oil. Year-end prices were adjusted by lease for quality, transportation fees and regional price differences.

        At year-end 2006, the Company revised its proved reserves upward by 12.4 Bcfe, excluding pricing revisions. This revision was primarily the result of increased performance of wells drilled during the last half of 2005 and the first half of 2006. The pricing revision at year-end 2006 at prices of $4.46 per

BILL BARRETT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2008, 2007 and 2006

15. Supplementary Oil and Gas Information (unaudited) (Continued)

MMBtu of gas and $61.06 per barrel of oil, relative to year-end 2005 prices of $7.72 per MMBtu and $61.04 per barrel of oil, was downward 33.8 Bcfe. Year-end prices were adjusted by lease for quality, transportation fees and regional price differences.

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

        Future cash inflows are computed by applying year-end prices of oil and gas relating to the Company's proved reserves to the year-end quantities of those reserves. Year-end calculations were made using prices of $41.00, $92.50 and $61.06 per Bbl for oil and $4.61, $6.04 and $4.46 per MMBtu for gas for 2008, 2007 and 2006, respectively. These prices are adjusted for transportation and quality and basis differentials. The Company also records an overhead expense of $100 per month per operated well in the calculation of its future cash flows.

        The assumptions used to compute estimated future cash inflows do not necessarily reflect the Company's expectations of actual revenues or costs, nor their present worth. In addition, variations from the expected production rate also could result directly or indirectly from factors outside of the Company's control, such as unexpected delays in development, changes in prices or regulatory or environmental policies. The reserve valuation further assumes that all reserves will be disposed of by production. However, if reserves are sold in place, additional economic considerations could also affect the amount of cash eventually realized.

        Future development and production costs are computed by estimating the expenditures to be incurred in developing and producing the proved oil and gas reserves at the end of the year, based on year-end costs and assuming continuation of existing economic conditions.

        Future income tax expenses are computed by applying the appropriate year-end statutory tax rates, with consideration of future tax rates already legislated, to the future pre-tax net cash flows relating to the Company's proved oil and gas reserves. Permanent differences in oil and gas related tax credits and allowances are recognized.

        A 10% annual discount rate was used to reflect the timing of the future net cash flows relating to proved oil and gas reserves.

BILL BARRETT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2008, 2007 and 2006

15. Supplementary Oil and Gas Information (unaudited) (Continued)

        The following table presents the standardized measure of discounted future net cash flows related to proved oil and gas reserves:

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
Future cash inflows	$3,868,227	$3,667,661	$2,201,106
Future production costs	(898,653)	(861,344)	(601,502)
Future development costs	(882,201)	(554,410)	(418,126)
Future income taxes	(389,275)	(510,554)	(168,959)

Future net cash flows	1,698,098	1,741,353	1,012,519
10% annual discount	(839,955)	(800,107)	(483,233)

Standardized measure of discounted future net cash flows	$858,143	$941,246	$529,286

        The present value (at a 10% annual discount) of future net cash flows from the Company's proved reserves is not necessarily the same as the current market value of its estimated oil and natural gas reserves. The Company bases the estimated discounted future net cash flows from its proved reserves on prices and costs in effect on the day of estimate. However, actual future net cash flows from its oil and natural gas properties will also be affected by factors such as actual prices the Company receives for oil and natural gas, the amount and timing of actual production, supply of and demand for oil and natural gas and changes in governmental regulations or taxation.

        The timing of both the Company's production and incurrence of expenses in connection with the development and production of oil and natural gas properties will affect the timing of actual future net cash flows from proved reserves, and thus their actual present value. In addition, the 10% annual discount factor the Company uses when calculating discounted future net cash flows may not be the most appropriate discount factor based on interest rates in effect from time to time and risks associated with the Company or the oil and natural gas industry in general.

BILL BARRETT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2008, 2007 and 2006

15. Supplementary Oil and Gas Information (unaudited) (Continued)

        A summary of changes in the standardized measure of discounted future net cash flows is as follows:

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
Standardized measure of discounted future net cash flows, beginning of period	$941,246	$529,286	$782,478
Sales of oil and gas, net of production costs and taxes	(445,909)	(203,970)	(253,645)
Extensions, discoveries and improved recovery, less related costs	243,289	379,243	178,726
Quantity revisions	268,365	142,748	(43,902)
Price revisions	(353,264)	262,362	(474,739)
Net changes in estimated future development costs	(110,687)	(39,606)	62,574
Accretion of discount	120,385	60,281	104,960
Purchases of reserves in place	6,397	3,454	33,518
Sales of reserves	(191)	(79,752)	(9,671)
Changes in production rates (timing) and other	106,673	76,286	(44,614)
Net changes in future income taxes	81,839	(189,086)	193,601

Standardized measure of discounted future net cash flows, end of period	$858,143	$941,246	$529,286

16. Quarterly Financial Data (unaudited)

        The following is a summary of the unaudited quarterly financial data, including income before income taxes, net income and net income per common share for the years ended December 31, 2008 and 2007.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Year ended December 31, 2008:
Total revenues	$149,202	$157,519	$164,415	$146,775
Less: costs and expenses	96,324	102,811	100,978	131,683

Operating income	$52,878	$54,708	$63,437	$15,092
Income before income taxes	49,724	51,168	60,396	11,029
Net income	30,708	33,982	36,065	6,892
Net income per common share, basic	0.69	0.76	0.81	0.15
Net income per common share, diluted	0.68	0.75	0.80	0.15

BILL BARRETT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2008, 2007 and 2006

16. Quarterly Financial Data (unaudited) (Continued)

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