Form 10-Q
period 2009-06-30
BILL BARRETT CORP
filed 2009-08-04
CIK 1172139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

There were 45,455,134 shares of $0.001 par value common stock outstanding on July 24, 2009.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

BILL BARRETT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2009	December 31, 2008
		(As Adjusted)
	(in thousands, except share and per share data)
Assets:
Current Assets:
Cash and cash equivalents	$63,523	$43,063
Accounts receivable, net of allowance for doubtful accounts of $790 for June 30, 2009 and $840 for December 31, 2008	41,161	66,427
Prepayments and other current assets	5,251	3,924
Derivative assets	156,460	199,960

Total current assets	266,395	313,374
Property and Equipment — At cost, successful efforts method for oil and gas properties:
Proved oil and gas properties	2,199,562	1,977,535
Unevaluated oil and gas properties, excluded from amortization	318,095	315,239
Furniture, equipment and other	22,663	20,971

	2,540,320	2,313,745
Accumulated depreciation, depletion, amortization and impairment	(872,746)	(751,926)

Total property and equipment, net	1,667,574	1,561,819
Derivative Assets	38,651	113,815
Deferred Financing Costs and Other Noncurrent Assets	5,424	5,485

Total	$1,978,044	$1,994,493

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts payable and accrued liabilities	$63,864	$100,552
Amounts payable to oil and gas property owners	10,347	17,067
Production taxes payable	35,986	36,236
Derivative liability and other current liabilities	3,452	511
Deferred income taxes	60,943	71,428

Total current liabilities	174,592	225,794
Note Payable to Bank	299,000	254,000
Convertible Senior Notes	155,975	153,411
Asset Retirement Obligations	46,830	46,687
Deferred Income Taxes	208,592	214,481
Derivatives and Other Noncurrent Liabilities	10,927	887
Stockholders’ Equity:
Common stock, $0.001 par value; authorized 150,000,000 shares; 45,456,427 and 45,128,431 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively, with 709,288 and 590,098 shares subject to restrictions, respectively	45	45
Additional paid-in capital	782,795	775,652
Retained earnings	168,485	131,464
Treasury stock, at cost: zero shares at June 30, 2009 and December 31, 2008	—	—
Accumulated other comprehensive income	130,803	192,072

Total stockholders’ equity	1,082,128	1,099,233

Total	$1,978,044	$1,994,493

See notes to unaudited condensed consolidated financial statements.

BILL BARRETT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
		(As Adjusted)		(As Adjusted)
	(in thousands, except share and per share amounts)
Operating and Other Revenues:
Oil and gas production	$147,560	$159,664	$317,736	$308,709
Commodity derivative loss	(8,963)	(3,313)	(34,919)	(4,843)
Other	293	1,168	813	2,855

Total operating and other revenues	138,890	157,519	283,630	306,721
Operating Expenses:
Lease operating expense	10,236	10,542	21,916	19,843
Gathering and transportation expense	12,728	10,244	23,752	19,643
Production tax expense	4,377	13,627	5,303	23,886
Exploration expense	782	1,284	1,542	1,925
Impairment, dry hole costs and abandonment expense	10,546	3,603	10,731	5,155
Depreciation, depletion and amortization	63,960	49,160	122,717	100,117
General and administrative expense	13,260	14,351	26,640	28,566

Total operating expenses	115,889	102,811	212,601	199,135

Operating Income	23,001	54,708	71,029	107,586
Other Income and Expense:
Interest and other income	52	395	250	867
Interest expense	(5,223)	(5,093)	(10,352)	(8,972)

Total other income and expense	(5,171)	(4,698)	(10,102)	(8,105)

Income before Income Taxes	17,830	50,010	60,927	99,481
Provision for Income Taxes	7,222	16,741	23,906	35,658

Net Income	$10,608	$33,269	$37,021	$63,823

Net Income Per Common Share, Basic	$0.24	$0.75	$0.83	$1.44

Net Income Per Common Share, Diluted	$0.24	$0.73	$0.83	$1.41

Weighted Average Common Shares Outstanding, Basic	44,730,955	44,425,329	44,674,870	44,352,140

Weighted Average Common Shares Outstanding, Diluted	45,005,055	45,447,264	44,811,165	45,241,615

See notes to unaudited condensed consolidated financial statements.

BILL BARRETT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(UNAUDITED)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Comprehensive Income
	(in thousands)
Balance — December 31, 2007	$44	$742,492	$26,205	$—	$4,770	$773,511
Exercise of options, vesting of restricted stock and shares exchanged for exercise and tax withholding	1	4,615	—	(3,051)	—	1,565	$—
Stock-based compensation	—	17,773	—	—	—	17,773	—
Retirement of treasury stock	—	(3,051)	—	3,051	—	—	—
Conversion option of the Convertible Senior Notes (net of $8,578 of taxes) (See Note 6)	—	13,823	—	—	—	13,823	—
Comprehensive income:
Net income (as adjusted)	—	—	105,259	—	—	105,259	105,259
Effect of derivative financial instruments, net of $110,505 of taxes	—	—	—	—	187,302	187,302	187,302

Total comprehensive income							$292,561

Balance — December 31, 2008 (As Adjusted)	$45	$775,652	$131,464	$—	$192,072	$1,099,233
Exercise of options, vesting of restricted stock and shares exchanged for exercise and tax withholding	—	482	—	(1,915)	—	(1,433)	$—
Stock-based compensation	—	8,576	—	—	—	8,576	—
Retirement of treasury stock	—	(1,915)	—	1,915	—	—	—
Comprehensive income:							—
Net income	—	—	37,021	—	—	37,021	37,021
Effect of derivative financial instruments, net of $36,154 of taxes	—	—	—	—	(61,269)	(61,269)	(61,269)

Total comprehensive income							$(24,248)

Balance — June 30, 2009	$45	$782,795	$168,485	$—	$130,803	$1,082,128

See notes to unaudited condensed consolidated financial statements.

BILL BARRETT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2009	2008
		(As Adjusted)
	(in thousands)
Operating Activities:
Net Income	$37,021	$63,823
Adjustments to reconcile to net cash provided by operations:
Depreciation, depletion and amortization	122,717	100,117
Deferred income taxes	19,452	35,436
Impairment, dry hole costs and abandonment expense	10,731	5,155
Unrealized derivative loss	33,896	4,843
Stock compensation and other non-cash charges	8,546	8,887
Amortization of deferred financing costs	3,572	2,126
Loss (gain) on sale of properties	66	(573)
Change in operating assets and liabilities:
Accounts receivable	25,266	(30,870)
Prepayments and other assets	(1,170)	(6,168)
Accounts payable, accrued and other liabilities	9,012	3,197
Amounts payable to oil and gas property owners	(6,720)	2,646
Production taxes payable	(250)	10,280

Net cash provided by operating activities	262,139	198,899
Investing Activities:
Additions to oil and gas properties, including acquisitions	(287,006)	(223,455)
Additions of furniture, equipment and other	(1,923)	(1,466)
Proceeds from sale of properties	2,714	1,639

Net cash used in investing activities	(286,215)	(223,282)
Financing Activities:
Proceeds from debt	100,000	219,800
Principal payments on debt	(55,000)	(167,035)
Proceeds from sale of common stock	482	3,444
Deferred financing costs and other	(946)	(5,103)

Net cash provided by financing activities	44,536	51,106

Increase in Cash and Cash Equivalents	20,460	26,723
Beginning Cash and Cash Equivalents	43,063	60,285

Ending Cash and Cash Equivalents	$63,523	$87,008

See notes to unaudited condensed consolidated financial statements.

BILL BARRETT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

June 30, 2009

1. Organization

Bill Barrett Corporation (the “Company”), a Delaware corporation, is an independent oil and gas company engaged in the exploration, development and production of natural gas and crude oil. Since its inception in January 2002, the Company has conducted its activities principally in the Rocky Mountain region of the United States.

2. Summary of Significant Accounting Policies

Basis of Presentation. The accompanying Unaudited Condensed Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying Unaudited Condensed Consolidated Financial Statements include all adjustments (consisting of normal and recurring accruals) considered necessary to present fairly the Company’s financial position as of June 30, 2009, the Company’s results of operations for the three and six months ended June 30, 2009 and 2008 and cash flows for the six months ended June 30, 2009 and 2008. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the full year because of the impact of fluctuations in prices received for natural gas and oil, natural production declines, the uncertainty of exploration and development drilling results and other factors. For a more complete understanding of the Company’s operations, financial position and accounting policies, the Unaudited Condensed Consolidated Financial Statements and the notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 previously filed with the SEC.

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

The most significant areas requiring the use of assumptions, judgments and estimates relate to the intended cash settlement of the Company’s Convertible Senior Notes in computing dilutive earnings per share, volumes of natural gas and oil reserves used in calculating depletion, the amount of expected future cash flows used in determining possible impairments of oil and gas properties and the amount of future capital costs used in these calculations. Assumptions, judgments and estimates also are required in determining future abandonment obligations, impairments of undeveloped properties, valuing deferred tax assets and estimating fair values of derivative instruments.

Oil and Gas Properties. The Company’s oil and gas exploration and production activities are accounted for using the successful efforts method. Under this method, all property acquisition costs and costs of exploratory and development wells are capitalized when incurred, pending determination of whether the well has found proved reserves. If an exploratory well does not find proved reserves, the costs of drilling the well are charged to expense and included within cash flows from investing activities in the Unaudited Condensed Consolidated Statements of Cash Flows pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies. The costs of development wells are capitalized whether productive or nonproductive. Oil and gas lease acquisition costs are also capitalized. Interest cost is capitalized as a component of property cost for significant exploration and development projects that require greater than six months to be readied for their intended use. The weighted average interest rates used to capitalize interest for the three and six months ended June 30, 2009 and 2008 were 5.7%, 5.7%, 5.1% and 5.3%, respectively, which include interest on both the Company’s 5% Convertible Senior Notes due 2028 (“Convertible Notes”) and its credit facility, amortization of the Convertible Note discount, commitment fees paid on the unused portion of its credit facility, amortization of deferred financing and debt issuance costs and the effects of interest rate hedges. The Company capitalized interest costs of $1.0 million and $1.8 million for the three and six months ended June 30, 2009, respectively, and $0.5 million and $0.9 million for the three and six months ended June 30, 2008.

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

Unevaluated oil and gas property costs are transferred to proved oil and gas properties if the properties are subsequently determined to be productive. Proceeds from sales of partial interests in unproved leases are accounted for as a recovery of cost without recognizing any gain until all costs are recovered. Unevaluated oil and gas properties are assessed periodically for impairment on a property-by-property basis based on remaining lease terms, drilling results, reservoir performance, commodity price outlooks or future plans to develop acreage. During the six months ended June 30, 2009 and 2008, the Company did not recognize any non-cash impairment charges.

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

The following table sets forth the net capitalized costs and associated accumulated depreciation, depletion and amortization, and non-cash impairments relating to the Company’s natural gas and oil producing activities:

	As of June 30, 2009	As of December 31, 2008
	(in thousands)
Proved properties	$420,612	$415,641
Wells and related equipment and facilities	1,579,508	1,381,861
Support equipment and facilities	188,526	170,058
Materials and supplies	10,916	9,975

Total proved oil and gas properties	2,199,562	1,977,535
Accumulated depreciation, depletion, amortization and impairment	(863,725)	(744,139)

Total proved oil and gas properties, net	$1,335,837	$1,233,396

Unevaluated properties	$165,045	$105,665
Wells and facilities in progress	153,050	209,574

Total unevaluated oil and gas properties, excluded from amortization	$318,095	$315,239

Net changes in capitalized exploratory well costs for the six months ended June 30, 2009 are reflected in the following table (in thousands):

Beginning of period	$120,091
Additions to capitalized exploratory well costs pending the determination of proved reserves	70,704
Reclassifications of wells, facilities and equipment based on the determination of proved reserves	(83,578)
Exploratory well costs charged to dry hole costs and abandonment expense (1)	(9,716)

End of period	$97,501

(1) Excludes expired leasehold abandonment expense of $1.0 million.

The following table provides an aging of capitalized exploratory well costs based on the date the drilling was completed and the number of gross wells for which exploratory well costs have been capitalized for a period greater than one year since the completion of drilling:

June 30, 2009
(in thousands)
Capitalized exploratory well costs that have been capitalized for a period of one year or less	$67,503
Capitalized exploratory well costs that have been capitalized for a period greater than one year	29,998

End of period balance	$97,501

Number of exploratory wells that have costs capitalized for a period greater than one year	106

As of June 30, 2009, exploratory well costs that have been capitalized for a period greater than one year since the completion of drilling were $30.0 million, of which $13.0 million was related to exploratory wells located in the Powder River Basin. In this basin, the Company drills wells into various coal seams. In order to produce gas from the coal seams, a period of dewatering lasting up to 24 months, or in some cases longer, is required prior to obtaining sufficient gas production to justify capital expenditures for compression and gathering and to classify the reserves as proved.

In addition to its wells in the Powder River Basin, the Company has six exploratory wells for a total of $17.0 million that have been capitalized for greater than one year located in the Montana Overthrust area and in the Paradox, Big Horn and Uinta Basins. The two wells located in the Montana Overthrust area are under economic evaluation for possible development as the Company is assessing and conducting appraisal operations to determine whether economic reserves can be attributed to this area. In the Paradox Basin, the Company has one well that will be re-entered and converted to a horizontal well, and completion work is planned for the second well during 2009. The well located in the Big Horn Basin is pending upgrades of production, gathering and processing facilities. The well located in the Uinta Basin is pending the development of a gas gathering infrastructure.

The Company reviews its proved oil and gas properties for impairment whenever events and circumstances indicate that a decline in the recoverability of their carrying value may have occurred. The Company estimates the expected undiscounted future cash flows of its oil and gas properties and compares such undiscounted future cash flows to the carrying amount of the oil and gas properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, the Company will adjust the carrying amount of the oil and gas properties to fair value. The factors used to determine fair value include, but are not limited to, recent sales prices of comparable properties, the present value of future cash flows, net of estimated operating and development costs using estimates of reserves, future commodity pricing, future production estimates, anticipated capital expenditures and various discount rates commensurate with the risk and current market conditions associated with realizing the expected cash flows projected. During the six months ended June 30, 2009 and 2008, the Company did not recognize any non-cash impairment charges.

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

        In February 2009, the Compensation Committee approved the performance metrics for vesting of the performance shares based on 2009 performance. For the year ending December 31, 2009, the performance goals consist of finding and development costs per Mcfe (weighted at 40%), adjusted debt per Mcfe of proved reserves (weighted at 30%), lease operating expenses per Mcfe (weighted at 15%), and general and administrative expenses (weighted at 15%). In February 2009, a total of 124,339 performance-based nonvested equity shares of common stock (including the supplemental grant) were subject to the new grant date, and the fair value was remeasured at a weighted-average price of $19.58 per share. Based upon the number of shares expected to vest through February 2010, the Company recognized $0.3 million and $0.4 million of non-cash stock-based compensation cost associated with these shares for the three and six months ended June 30, 2009, respectively.

During the six months ended June 30, 2009, the Company granted 756,190 options to purchase shares of common stock with a weighted average exercise price of $23.27 per share, 342,460 nonvested equity shares of common stock and 73,679 performance-based nonvested equity shares of common stock. During the three months ended June 30, 2009, the Company granted zero options to purchase shares of common stock, 2,900 nonvested equity shares of common stock and zero performance-based nonvested equity shares of common stock. The Company recorded non-cash stock-based compensation cost of $8.0 million and $8.1 million for the six months ended June 30, 2009 and 2008, respectively, including $0.8 million and $2.3 million associated with the performance-based nonvested equity shares, respectively. The Company recorded non-cash stock-based compensation of $4.0 million and $4.6 million for the three months ended June 30, 2009 and 2008, respectively, including $0.3 million and $1.5 million associated with the performance-based nonvested equity shares, respectively. As of June 30, 2009, there were $31.9 million of total compensation costs related to grants of nonvested stock options and nonvested equity shares of common stock grants that are expected to be recognized over a weighted-average period of 2.7 years. This amount includes $0.6 million related to the performance-based nonvested equity shares that is expected to be recognized ratably through February 2010 based on current expectations for 2009 performance.

The Company’s directors may elect to receive their annual retainer and meeting fees in the form of the Company’s common stock issued pursuant to the Company’s 2004 Incentive Plan. After each quarter, shares with a value equal to the fees payable for that quarter, calculated using the closing price on the last trading day before the end of the quarter, will be delivered to each outside director who elected before that quarter to receive shares of the Company’s common stock for payment of the director’s fees. For the three and six months ended June 30, 2009, the Company issued 2,611 and 5,647 shares, respectively, of common stock for payment of directors’ fees and recognized $0.07 million and $0.14 million, respectively, of non-cash stock-based compensation cost associated with the issuance of those shares.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”). This statement is intended to improve financial reporting about derivative instruments and hedging activities by requiring companies to enhance disclosure about how these instruments and activities affect their financial position, performance and cash flows. SFAS No. 161 seeks to achieve these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also seeks to improve the transparency of the location and amounts of derivative instruments in a company’s financial statements and how they are accounted for under SFAS No. 133. This statement was effective for the Company beginning January 1, 2009. See Note 9 for the applicable disclosures.

In May 2008, the FASB adopted FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (including Partial Cash Settlement). FSP APB 14-1 states that the accounting treatment for certain convertible debt instruments that may be settled in cash, shares of common stock or any portion thereof at the election of the issuing company be accounted for utilizing a bifurcation model under which the value of the debt instrument is determined without regard to the conversion feature. The difference between the issuance amount of the debt instrument and the value determined pursuant to FSP APB 14-1 is recorded as an equity contribution. The resulting debt discount is amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. FSP APB 14-1 was effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company adopted FSP APB 14-1 effective January 1, 2009 as early adoption was not permitted. FSP APB 14-1 changed the accounting treatment for the Company’s Convertible Notes that were issued in March 2008. See Note 6 for additional disclosures associated with the adoption of this standard.

FSP APB 14-1 was required to be applied retrospectively for any instrument within the scope of FSP APB 14-1 that was outstanding during any of the periods presented. As a result of the retrospective application, certain amounts in the Company’s consolidated financial statements for the three and six months ended June 30, 2008 and as of December 31, 2008 have been adjusted. A summary of the changes are presented below (amounts in thousands):

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	As of December 31, 2008
	As previously Reported	After adoption of FSP APB 14-1
Deferred Financing Costs and Other Noncurrent Assets	$6,055	$5,485
Convertible Senior Notes	172,500	153,411
Deferred Income Taxes	207,397	214,481
Additional paid-in capital	761,829	775,652
Retained earnings	133,852	131,464

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30, 2008		Six Months Ended June 30, 2008
	As previously Reported	After adoption of FSP APB 14-1	As previously Reported	After adoption of FSP APB 14-1
Interest expense	$(3,935)	$(5,093)	$(7,561)	$(8,972)
Provision for Income Taxes	17,186	16,741	36,202	35,658
Net Income	33,982	33,269	64,690	63,823

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30, 2008
	As previously Reported	After adoption of FSP APB 14-1
Net Income	$64,690	$63,823
Deferred income taxes	35,980	35,436
Amortization of deferred financing costs	715	2,126

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

In April 2009, the FASB issued staff positions intended to provide additional application guidance and enhance disclosures regarding fair value measurements. FSP SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, intends to provide guidelines for making fair value measurements more consistent with the principles presented in SFAS No. 157. FSP SFAS No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, attempts to enhance consistency in financial reporting by increasing the frequency of fair value disclosures. These FSPs are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of these FSPs did not have a material impact on the Company’s financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165). The intent of this statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Particular importance has been placed on the period after the balance sheet date during which management should evaluate events or transactions that may occur leading to recognition within the financial statements or disclosure in the financial statements. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009. The Company evaluated subsequent events occurring through August 4, 2009, the date the financial statements were issued. See Note 14 for additional disclosure of subsequent events.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification (“SFAS No. 168”). This statement is intended to act as the single source of authoritative nongovernmental GAAP recognized by the FASB. All accounting literature not included within the Codification is not considered authoritative. U.S. GAAP pronouncements have been reorganized into approximately 90 accounting topics, including relevant SEC guidance. SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, which became effective on November 13, 2008, identified the sources of accounting principles and the framework for selecting the principles used in preparing financial statements of nongovernmental entities that are presented in accordance with GAAP. The Codification will carry the same level of authority, arranging accounting literature into authoritative and nonauthoritative, therefore replacing SFAS No. 162. The Codification is effective for interim and annual periods ending after September 15, 2009.

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

In satisfaction of its obligation upon conversion of the Convertible Notes, the Company may elect to deliver, at its option, cash, shares of its common stock or a combination of cash and shares of its common stock. The Company currently intends to settle the Convertible Notes in cash at or near the initial redemption date of March 26, 2012; therefore, the treasury stock method was used to measure the potentially dilutive impact of shares associated with that conversion feature. The Convertible Notes have not been dilutive since their issuance in March 2008, and therefore, do not impact the diluted earnings per share calculation for the three and six months ended June 30, 2009.

The following table sets forth the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
		(As Adjusted)		(As Adjusted)
Net income	$10,608	$33,269	$37,021	$63,823
Adjustments to net income for dilution	—	—	—	—

Net income adjusted for the effect of dilution	$10,608	$33,269	$37,021	$63,823

Basic weighted-average common shares outstanding in period	44,731	44,425	44,675	44,352
Add dilutive effects of stock options and nonvested equity shares of common stock	274	1,022	136	890

Diluted weighted-average common shares outstanding in period	45,005	45,447	44,811	45,242

Basic income per common share	$0.24	$0.75	$0.83	$1.44

Diluted income per common share	$0.24	$0.73	$0.83	$1.41

4. Supplemental Disclosures of Cash Flow Information

Supplemental cash flow information is as follows (in thousands):

	Six Months Ended June 30,
	2009	2008
Cash paid for interest, net of amount capitalized	$9,260	$4,646
Cash paid for income taxes, net of refunds received	4,454	363
Supplemental disclosures of non-cash investing and financing activities:
Current liabilities that are reflected in investing activities	37,449	65,490
Current liabilities that are reflected in financing activities	—	163
Net change in asset retirement obligations	870	(1,657)
Treasury stock acquired from employee stock option exercises and collection of employee payroll taxes on vesting of restricted stock	1,915	2,887
Retirement of treasury stock	(1,915)	(2,887)
Equity from issuance of Convertible Notes under FSP APB 14-1 (net of deferred taxes of $8.6 million)	—	14,539

5. Acquisitions

In June 2009, the Company purchased a 90% working interest in approximately 40,300 net unproved undeveloped leasehold acres in the Cottonwood Gulch area of the Piceance Basin of Colorado for $60.0 million.

6. Long-Term Debt

Revolving Credit Facility

On April 15, 2009, the Company amended its credit facility (the “Amended Credit Facility”). The Amended Credit Facility bears interest, based on the borrowing base usage, at the applicable London Interbank Offered Rate (“LIBOR”) plus applicable margins ranging from 1.75% to 2.50% (an increase from 1.25% to 2.00% previously) or an alternate base rate, based upon the greater of the prime rate, the federal funds effective rate plus 0.5% or the adjusted one month LIBOR plus 1.00%, plus applicable margins ranging from 0.75% to 1.50% (an increase from 0.25% to 1.00% previously). The average annual interest rates incurred on the Amended Credit Facility were 2.2% and 3.7% for the three months ended June 30, 2009 and 2008, respectively, and 2.2% and 4.6% for the six months ended June 30, 2009 and 2008, respectively. Prior to the completion of the Company’s Senior Notes offering on July 8, 2009 (see Note 14), the Amended Credit Facility had commitments of $592.8 million and, based on year-end 2008 reserves and hedge positions, a borrowing base of $600.0 million. Effective July 8, 2009, the borrowing base and commitments were reduced to $537.5 million. Future borrowing bases will be computed based on proved natural gas and oil reserves, hedge positions and estimated future cash flows from those reserves, as well as any other outstanding debt of the Company. The borrowing base is required to be redetermined twice per year. The Company pays annual commitment fees ranging from 0.35% to 0.50% of the unused borrowing base. The Amended Credit Facility is secured by natural gas and oil properties representing at least 80% of the value of the Company’s proved reserves and the pledge of all of the stock of the Company’s subsidiaries. The Amended Credit Facility also contains certain financial covenants. The Company is currently in compliance with all financial covenants and has complied with all financial covenants for all prior periods. The Amended Credit Facility matures on March 17, 2011.

As of June 30, 2009, borrowings outstanding under the Amended Credit Facility totaled $299.0 million. Following completion of the 9.875% Senior Notes offering on July 8, 2009, the Company reduced the outstanding borrowings under the Amended Credit Facility to $64.0 million (see Note 14).

5% Convertible Senior Notes Due 2028

On March 12, 2008, the Company issued $172.5 million aggregate principal amount of Convertible Notes. The full $172.5 million principal amount of the Convertible Notes is currently outstanding. The Convertible Notes mature on March 15, 2028, unless earlier converted, redeemed or purchased by the Company. The Convertible Notes are senior unsecured obligations and rank equal in right of payment to all of the Company’s existing and future senior indebtedness; senior in right of payment to all of the Company’s future subordinated indebtedness; and effectively subordinated to all of the Company’s secured indebtedness, with respect to the collateral securing such indebtedness. The Convertible Notes will be structurally subordinated to all present and future secured and unsecured debt and other obligations of the Company’s subsidiaries that do not guarantee the Convertible Notes. As of June 30, 2009, the Convertible Notes were not guaranteed by any of the Company’s subsidiaries. Upon completion of the Company’s Senior Notes offering on July 8, 2009, all current subsidiaries became guarantors of the Convertible Notes (see Note 14).

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

Holders may convert their Convertible Notes into cash, shares of the Company’s common stock or a combination of cash and shares of common stock, as elected by the Company, at any time prior to the close of business on September 20, 2027, if any of the following conditions are satisfied: (1) if the closing price of the Company’s common stock reaches specified thresholds or the trading price of the Convertible Notes falls below specified thresholds; (2) if the Convertible Notes have been called for redemption; (3) if the Company makes certain significant distributions to holders of the Company’s common stock; or (4) the Company enters into specified corporate transactions, none of which occurred during the six months ended June 30, 2009. After September 20, 2027, holders may surrender their Convertible Notes for conversion at any time prior to the close of business on the business day immediately preceding the maturity date regardless of whether any of the foregoing conditions have been satisfied.

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

The debt discount is amortized as additional non-cash interest expense over the expected term of the Convertible Notes through March 2012. As of June 30, 2009, the net carrying amount of the Convertible Notes is as follows (amounts in thousands):

Principal amount of the Convertible Notes	$172,500
Unamortized debt discount	(16,525)

Carrying amount of the Convertible Notes	$155,975

As a result of the amortization of the debt discount through non-cash interest expense, the effective interest rate on the Company’s Convertible Notes is 9.7% per annum. The amount of the cash interest expense recognized with respect to the 5% contractual interest coupon for the six months ended June 30, 2009 and 2008 was $4.3 million. The amount of non-cash interest expense related to the amortization of the debt discount and amortization of the transaction costs for the six month period ended June 30, 2009 and 2008 was $3.1 million and $1.8 million, respectively.

There is no active, public market for the Convertible Notes. Therefore, based on market-based parameters of the various components of the Convertible Notes, the aggregate estimated fair value of the Convertible Notes was approximately $156.1 million as of June 30, 2009.

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

A reconciliation of the Company’s asset retirement obligations for the six months ended June 30, 2009 is as follows (in thousands):

Beginning of period	$47,193
Liabilities incurred	567
Liabilities settled	(1,552)
Accretion expense	1,620
Revisions to estimate	—

End of period	$47,828
Less: current asset retirement obligations	998

Long-term asset retirement obligations	$46,830

8. Fair Value Measurements

The Company’s financial instruments, including cash and cash equivalents, accounts and notes receivable and accounts payable, are carried at cost, which approximates fair value due to the short-term maturity of these instruments. The recorded value of the Amended Credit Facility, as discussed in Note 6, approximates its fair value due to its floating rate structure.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and financial liabilities that were accounted for at fair value on a recurring basis as of June 30, 2009. As required by SFAS No. 157, financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of assets and liabilities and their placement within the fair value hierarchy levels.

	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Commodity Derivatives	$—	$195,111	$—	$195,111
Liabilities
Commodity Derivatives	$—	$(12,742)	$—	$(12,742)
Interest Rate Derivatives	—	(421)	—	(421)

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

Level 1 Fair Value Measurements

As of June 30, 2009, and for the six months ended June 30, 2009, the Company did not have assets or liabilities measured under a Level 1 fair value hierarchy.

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

Level 3 Fair Value Measurements

As of June 30, 2009, and for the six months ended June 30, 2009, the Company did not have assets or liabilities measured under a Level 3 fair value hierarchy.

9. Derivative Instruments

The Company uses financial derivative instruments as part of its price risk management program to achieve a more predictable, economic cash flow from its natural gas and oil production by reducing its exposure to price fluctuations. The Company has entered into financial commodity swap and collar contracts to fix the floor and ceiling prices received for a portion of the Company’s natural gas and oil production. The Company does not enter into derivative instruments for speculative trading purposes. The Company’s natural gas and oil derivative financial instruments are accounted for in accordance with SFAS No. 133. As of June 30, 2009, the Company had hedges in place for a portion of its anticipated production for a total of 398,550 Bbls of crude oil through 2010 and 121,799,500 MMBtu of natural gas through 2012, excluding basis only swaps.

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

All derivative instruments, other than those that meet the normal purchase and normal sale exception as mentioned above, are recorded at fair market value in accordance with SFAS No. 157 and included in the Unaudited Condensed Consolidated Balance Sheets as assets or liabilities. The following table summarizes the location and fair value of all derivative instruments in the Unaudited Condensed Consolidated Balance Sheets as of June 30, 2009:

	Derivative Assets		Derivative Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in thousands)
Derivatives Designated as Cash Flow Hedges Under SFAS No. 133

Current
Interest Rate Contracts	N/A	$—	Derivative Liability and Other Current Liabilities	$421
Commodity Contracts	Derivative Assets	167,006	Derivative Assets (2)	2,136
Commodity Contracts	Derivative Liability and Other Current Liabilities (1)	1,423	Derivative Liability and Other Current Liabilities	621

Long Term
Commodity Contracts	Derivative Assets	46,508	Derivative Assets (2)	3,972
Commodity Contracts	Derivatives and Other Noncurrent Liabilities (1)	6,064	Derivatives and Other Noncurrent Liabilities	4,246

Total derivatives designated as hedging instruments under SFAS No. 133		$221,001		$11,396

Derivatives Not Designated as Cash Flow Hedges Under SFAS No. 133

Current
Commodity Contracts	Derivative Assets	$902	Derivative Assets (2)	$9,312
Commodity Contracts	N/A	—	Derivative Liability and Other Current Liabilities	3,339
Long Term
Commodity Contracts	Derivative Assets	956	Derivative Assets (2)	4,841
Commodity Contracts	N/A	—	Derivatives and Other Noncurrent Liabilities	12,023

Total derivates not designated as hedging instruments under SFAS No. 133		$1,858		$29,515

Total Derivatives		$222,859		$40,911

(1)	Amounts are netted against derivative liability balances from the same counterparty, and, therefore, are presented as a net liability on the Company’s Unaudited Condensed Consolidated Balance Sheets.
(2)	Amounts are netted against derivative asset balances from the same counterparty, and, therefore, are presented as a net asset on the Company’s Unaudited Condensed Consolidated Balance Sheets.

For derivative instruments that qualify and are designated as cash flow hedges, changes in fair value, to the extent the hedge is effective, are recognized in other comprehensive income (“OCI”) until the forecasted transaction occurs. The Company will reclassify the appropriate cash flow hedge amounts from OCI to gains or losses in the Unaudited Condensed Consolidated Statements of Operations as the hedged production quantity is produced or the interest rate derivative is settled. Based on projected market prices as of June 30, 2009, the amount to be reclassified from OCI to net income in the next 12 months would be an after-tax net gain of approximately $103.2 million. Any actual increase or decrease in revenues will depend upon market conditions over the period during which the forecasted transactions occur. The Company anticipates that all originally forecasted transactions related to the Company’s derivatives that continue to be accounted for as cash flow hedges will occur by the end of the originally specified time periods.

The commodity hedge instruments designated as cash flow hedges are at highly liquid trading locations but may contain slight differences compared to the delivery location of the forecasted sale, which may result in ineffectiveness in accordance with SFAS No. 133. Although those derivatives may not achieve 100% effectiveness for accounting purposes, the Company believes that its derivative instruments continue to be highly effective in achieving its risk management objectives. The ineffective portion of commodity hedge derivatives is reported in commodity derivative gain or loss in the Unaudited Condensed Consolidated Statements of Operations. Ineffectiveness on interest rate derivatives was de minimis for the three and six months ended June 30, 2009. The following table summarizes the cash flow hedge gains and losses and their locations on the Unaudited Condensed Consolidated Balance Sheet as of June 30, 2009 and Unaudited Condensed Consolidated Statements of Operations for the three months ended June 30, 2009:

Derivatives in SFAS No. 133 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI (net of tax)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (before tax)	Location of Loss on Ineffective Hedges	Amount of Loss Recognized in Income on Ineffective Hedges (before tax)
	(in thousands)
Interest Rate Contracts	$109	Interest and Other Income	$(217)	N/A	N/A
Commodity Contracts	(68,029)	Oil and Gas Production	76,335	Commodity Derivative Loss	(599)

Total	$(67,920)		$76,118		$(599)

The following table summarizes the cash flow hedge gains and losses and their locations on the Unaudited Condensed Consolidated Balance Sheet as of June 30, 2009 and Unaudited Condensed Consolidated Statement of Operations for the six months ended June 30, 2009:

Derivatives in SFAS No. 133 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI (net of tax)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (before tax)	Location of Loss on Ineffective Hedges	Amount of Loss Recognized in Income on Ineffective Hedges (before tax)
	(in thousands)
Interest Rate Contracts	$56	Interest and Other Income	$(412)	N/A	N/A
Commodity Contracts	(61,325)	Oil and Gas Production	163,454	Commodity Derivative Loss	(6,462)

Total	$(61,269)		$163,042		$(6,462)

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

In addition to the swaps and collars discussed above, the Company has entered into basis only swaps. Basis only swaps hedge the difference between the New York Mercantile Exchange (“NYMEX”) price and the price received for the Company’s natural gas production at a specific delivery location. Although the Company believes that this represents a sound risk mitigation strategy, the basis only swaps do not qualify for hedge accounting under SFAS No. 133 because the total future cash flow has not been fixed. As a result, the changes in fair value of these derivative instruments are recorded in earnings and recognized in commodity derivative gain or loss in the Unaudited Condensed Consolidated Statements of Operations. As of June 30, 2009, the Company had basis only swaps in place for a portion of the Company’s anticipated natural gas production in 2009, 2010, 2011 and 2012 for a total of 30,010,000 MMbtu.

The following table summarizes the location in the Unaudited Condensed Consolidated Statements of Operations and amounts of gains and losses on derivative instruments that do not qualify for hedge accounting under SFAS No. 133 for the three and six months ended June 30, 2009:

Derivatives Not Designated as Hedging Instruments under SFAS No. 133	Location of Loss Recognized in Income on Derivatives	Amount of Loss Recognized in Income on Derivatives for the Three Months Ended June 30, 2009	Amount of Loss Recognized in Income on Derivatives for the Six Months Ended June 30, 2009
		(in thousands)	(in thousands)
Commodity Contracts	Commodity Derivative Loss	$(8,364)	$(28,457)

The Company was a party to various swap and collar contracts for natural gas based on the Colorado Interstate Gas Rocky Mountains (“CIGRM”), Panhandle Eastern Pipe Line Co. (“PEPL”) and Northwest Pipeline Corporation (“NWPL”) indices that settled during the three and six months ended June 30, 2009 and based on the CIGRM and PEPL indices that settled during the three and six months ended June 30, 2008. As a result, the Company recognized an increase of natural gas production revenues related to these contracts of $73.4 million and $157.4 million in the three and six months ended June 30, 2009, respectively, and a reduction of revenues of $21.8 million and $21.4 million related to these contracts in the three and six months ended June 30, 2008, respectively. The Company was also a party to various swap and collar contracts for oil based on a West Texas Intermediate (“WTI”) index, recognizing an increase to oil production revenues related to these contracts of $1.9 million and $5.1 million in the three and six months ended June 30, 2009, respectively, and a reduction of revenues of $4.6 million and $6.7 million related to these contracts in the three and six months ended June 30, 2008, respectively.

The table below summarizes the realized and unrealized gains and losses the Company recognized related to its oil and natural gas derivative instruments for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Realized gains (losses) on derivatives designated as cash flow hedges (1)	$76,335	$(26,424)	$163,454	$(28,156)

Realized losses on derivatives not designated as cash flow hedges (2)	$(1,023)	$—	$(1,023)	$—
Unrealized ineffectiveness recognized on derivatives designated as cash flow hedges (2)	(599)	(1,036)	(6,462)	(2,566)
Unrealized losses on derivatives not designated as cash flow hedges (2)	(7,341)	(2,277)	(27,434)	(2,277)

Total commodity derivative loss	$(8,963)	$(3,313)	$(34,919)	$(4,843)

(1)	Included in “Oil and gas production” revenues in the Unaudited Condensed Consolidated Statements of Operations.
(2)	Included in “Commodity derivative loss” in the Unaudited Condensed Consolidated Statements of Operations.

Derivative financial instruments that hedge the price of oil and gas and interest rate levels are generally executed with major financial or commodities trading institutions that expose the Company to market and credit risks and may, at times, be concentrated with certain counterparties or groups of counterparties. The Company has hedges in place with nine different counterparties, of which all but one are lenders in the Amended Credit Facility. As of June 30, 2009, JP Morgan Chase & Company, J. Aron & Company (a subsidiary of Goldman, Sachs & Company) and Bank of Montreal accounted for 40.8%, 29.3% and 17.5%, respectively, of the net fair market value of the Company’s net derivative assets. Although notional amounts are used to express the volume of these contracts, the amounts potentially subject to credit risk, in the event of non-performance by the counterparties, are substantially smaller. The credit worthiness of counterparties is subject to continual review, and the Company believes all of these institutions currently are acceptable credit risks. Full performance is anticipated, and the Company has no past due receivables from any of its counterparties.

It is the Company’s policy to enter into derivative contracts with counterparties who are lenders in the Amended Credit Facility, affiliates of lenders in the Amended Credit Facility, or potential lenders in the Amended Credit Facility. With the exception of one counterparty, the Company’s derivative contracts are documented with industry standard contracts known as a Schedule to the Master Agreement and International Swaps and Derivative Association, Inc. Master Agreement (“ISDA”). The counterparty with whom the Company currently does not have an ISDA in place represents 1.3% of the fair value of the net derivative asset balance. Typical terms for the ISDAs include credit support requirements, cross default provisions, termination events, and set-off provisions. The Company is not required to provide any credit support to its counterparties other than cross collateralization with the properties securing the Amended Credit Facility. The Company has set-off provisions with its lenders (or affiliates of lenders) that, in the event of counterparty default, allow the Company to set-off amounts owed under the Amended Credit Facility or other general obligations against monies owed for derivative contracts. Accordingly, the maximum amount of loss in the event of all counterparties defaulting is $125.0 million as of June 30, 2009, after netting any amounts owed by the Company to its counterparties.

10. Income Taxes

The Company accounts for its uncertain tax positions in accordance with the provisions of FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes. During the six months ended June 30, 2009, there was no change to the Company’s FIN No. 48 liability.

The Company’s policy is to classify accrued penalties and interest related to unrecognized tax benefits in the Company’s income tax provision. As of June 30, 2009, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the six months ended June 30, 2009.

At June 30, 2009, the Company’s Unaudited Condensed Consolidated Balance Sheets reflected a net deferred tax liability of $269.5 million, of which $77.2 million pertains to the tax effects of derivative instruments reflected in OCI.

Income tax expense for the three and six months ended June 30, 2009 and 2008 differs from the amounts that would be provided by applying the U.S. federal income tax rate to income before income taxes principally due to state income taxes, stock-based compensation and other operating expenses not deductible for income tax purposes.

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

The Company may occasionally acquire treasury stock, which is recorded at cost, in connection with the vesting and exercise of share-based awards or for other reasons. As of June 30, 2009, all treasury stock held by the Company was retired.

12. Accumulated Other Comprehensive Income

The Company follows the provisions of SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting comprehensive income. The components of accumulated other comprehensive income and related tax effects for the six months ended June 30, 2009 were as follows:

	Gross	Tax Effect	Net of Tax
	(in thousands)
Accumulated other comprehensive income — December 31, 2008	$305,410	$(113,338)	$192,072
Unrealized change in fair value of cash flow hedges	65,619	(24,351)	41,268
Reclassification adjustment for realized gains on hedges included in net income	(163,042)	60,505	(102,537)

Accumulated other comprehensive income — June 30, 2009	$207,987	$(77,184)	$130,803

13. Guarantor Subsidiaries

On July 8, 2009, the Company (“Parent Issuer”) issued 9.875 % Senior Notes due 2016 (“Senior Notes”) (see Note 14). The Senior Notes, as well as the Convertible Notes, are jointly and severally guaranteed on a full and unconditional basis by the Company’s wholly-owned subsidiaries (“Guarantor Subsidiaries”). Presented below are the Company’s condensed consolidating balance sheets, statements of income and statements of cash flows, as required by Rule 3-10 of Regulation S-X of the Securities Exchange Act of 1934, as amended.

The following condensed consolidating financial statements have been prepared from the Company’s financial information on the same basis of accounting as the consolidated financial statements. Investments in the subsidiaries are accounted for under the equity method. Accordingly, the entries necessary to consolidate the Parent Issuer and the Guarantor Subsidiaries are reflected in the Intercompany Eliminations column.

Condensed Consolidating Balance Sheets (Unaudited)

	June 30, 2009
	(in thousands)
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Assets:
Current assets	$266,082	$313	$—	$266,395
Property and equipment, net	1,576,086	91,488	—	1,667,574
Intercompany receivable	66,640	(66,640)	—	—
Investment in subsidiaries	(1,771)	—	1,771	—
Noncurrent assets	44,075	—	—	44,075

Total assets	$1,951,112	$25,161	$1,771	$1,978,044

Liabilities and Stockholders’ Equity:
Current liabilities	$173,852	$740	$—	$174,592
Long-term debt	299,000	—	—	299,000
Deferred income taxes	182,970	25,622	—	208,592
Other noncurrent liabilities	213,162	570	—	213,732
Stockholders’ equity	1,082,128	(1,771)	1,771	1,082,128

Total liabilities and stockholders’ equity	$1,951,112	$25,161	$1,771	$1,978,044

	December 31, 2008 (As Adjusted)
	(in thousands)
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Assets:
Current assets	$312,554	$820	$—	$313,374
Property and equipment, net	1,468,989	92,830	—	1,561,819
Intercompany receivable	66,009	(66,009)	—	—
Investment in subsidiaries	552	—	(552)	—
Noncurrent assets	119,300	—	—	119,300

Total assets	$1,967,404	$27,641	$(552)	$1,994,493

Liabilities and Stockholders’ Equity:
Current liabilities	$224,891	$903	$—	$225,794
Long-term debt	254,000	—	—	254,000
Deferred income taxes	188,859	25,622	—	214,481
Other noncurrent liabilities	200,421	564	—	200,985
Stockholders’ equity	1,099,233	552	(552)	1,099,233

Total liabilities and stockholders’ equity	$1,967,404	$27,641	$(552)	$1,994,493

Condensed Consolidating Statements of Income (Unaudited)

	Three Months Ended June 30, 2009
	(in thousands)
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Operating and other revenues	$137,270	$1,620	$—	$138,890
Operating costs and expenses	99,375	3,254	—	102,629
General and administrative	13,260	—	—	13,260
Interest and other income (expense)	(5,171)	—	—	(5,171)
Equity in earnings (loss) of subsidiaries	(1,634)	—	1,634	—

Income (loss) before income taxes	17,830	(1,634)	1,634	17,830
Income tax expense	7,222	—	—	7,222

Net income (loss)	$10,608	$(1,634)	$1,634	$10,608

	Six Months Ended June 30, 2009
	(in thousands)
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Operating and other revenues	$280,347	$3,283	$—	$283,630
Operating costs and expenses	180,355	5,606	—	185,961
General and administrative	26,640	—	—	26,640
Interest and other income (expense)	(10,102)	—	—	(10,102)
Equity in earnings (loss) of subsidiaries	(2,323)	—	2,323	—

Income (loss) before income taxes	60,927	(2,323)	2,323	60,927
Income tax expense	23,906	—	—	23,906

Net income (loss)	$37,021	$(2,323)	$2,323	$37,021

Condensed Consolidating Statements of Income (Unaudited)

	Three Months Ended June 30, 2008 (As Adjusted)
	(in thousands)
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Operating and other revenues	$155,915	$1,604	$—	$157,519
Operating costs and expenses	87,364	1,096	—	88,460
General and administrative	14,351	—	—	14,351
Interest and other income (expense)	(4,668)	(30)	—	(4,698)
Equity in earnings (loss) of subsidiaries	478	—	(478)	—

Income (loss) before income taxes	50,010	478	(478)	50,010
Income tax expense	16,741	—	—	16,741

Net income (loss)	$33,269	$478	$(478)	$33,269

	Six Months Ended June 30, 2008 (As Adjusted)
	(in thousands)
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Operating and other revenues	$303,601	$3,120	$—	$306,721
Operating costs and expenses	168,235	2,334	—	170,569
General and administrative	28,566	—	—	28,566
Interest and other income (expense)	(8,038)	(67)	—	(8,105)
Equity in earnings (loss) of subsidiaries	719	—	(719)	—

Income (loss) before income taxes	99,481	719	(719)	99,481
Income tax expense	35,658	—	—	35,658

Net income (loss)	$63,823	$719	$(719)	$63,823

Condensed Consolidating Statements of Cash Flows (Unaudited)

	Six Months Ended June 30, 2009
	(in thousands)
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Cash flows from operating activities	$261,263	$876	$—	$262,139
Cash flows from investing activities:
Additions to oil and gas properties, including acquisitions	(285,734)	(1,272)	—	(287,006)
Additions to furniture, fixtures and other	(1,688)	(235)	—	(1,923)
Proceeds from sale of properties	2,714	—	—	2,714
Cash flows from financing activities:
Proceeds from debt	100,000	—	—	100,000
Principal payments on debt	(55,000)	—	—	(55,000)
Intercompany receivable (payable)	(631)	631	—	—
Other financing activities	(464)	—	—	(464)

Change in cash and cash equivalents	20,460	—	—	20,460
Beginning cash and cash equivalents	43,063	—	—	43,063

Ending cash and cash equivalents	$63,523	$—	$—	$63,523

	Six Months Ended June 30, 2008 (As Adjusted)
	(in thousands)
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Cash flows from operating activities	$197,474	$1,425	$—	$198,899
Cash flows from investing activities:
Additions to oil and gas properties, including acquisitions	(219,976)	(3,479)	—	(223,455)
Additions to furniture, fixtures and other	(1,466)	—	—	(1,466)
Proceeds from sale of properties	1,639	—	—	1,639
Cash flows from financing activities:
Proceeds from debt	219,800	—	—	219,800
Principal payments on debt	(167,035)	—	—	(167,035)
Intercompany receivable (payable)	(2,054)	2,054	—	—
Other financing activities	(1,659)	—	—	(1,659)

Change in cash and cash equivalents	26,723	—	—	26,723
Beginning cash and cash equivalents	60,285	—	—	60,285

Ending cash and cash equivalents	$87,008	$—	$—	$87,008

14. Subsequent Events

The Company evaluated subsequent events occurring through August 4, 2009, the date the financial statements were issued, and identified the events presented below.

On July 8, 2009, the Company issued $250.0 million in principal amount of 9.875% Senior Notes due 2016 at 95.172% of par. The 9.875% Senior Notes will mature on July 15, 2016, and interest is paid in arrears semi-annually on January 15 and June 15 beginning January 15, 2010. The Company received net proceeds of $232.3 million (net of related offering costs), which were used to repay a portion of the borrowings under the Amended Credit Facility. The Senior Notes are senior unsecured obligations of the Company and rank equal in right of payment with all of the Company’s other existing and future senior unsecured indebtedness, including the Company’s Convertible Notes.

The Senior Notes are redeemable, at the option of the Company, at 104.938% of the principal amount after July 15, 2013, declining to 100.00% in 2015. Prior to July 15, 2013, the Company may at its option redeem the Senior Notes at a make-whole price comprised of the greater of 100% of the principal amount or the present value of 104.938% of the principal amount plus a make-whole amount. The make-whole amount is the present value of the remaining interest payments due on the Senior Notes as if such notes were redeemed on July 15, 2013 computed using a discount rate equal to the Treasury Rate plus 50 basis points, over the principal amount of the notes. The Company may redeem up to 35% of the aggregate principal amount of the Senior Notes at a price of 109.875% of the principal amount plus accrued interest upon the issuance of equity securities until July 15, 2012. If a specified change of control occurs, the Company must make an offer to purchase the notes at 101% of the principal amount plus any accrued interest. Additionally, certain asset dispositions that are not reinvested in 360 days may require the Company to offer to purchase the notes at 100% of principal plus accrued interest. The Senior Notes include certain covenants that limit the Company’s ability to incur additional indebtedness, pay dividends, make restricted payments, create liens, and sell assets.

As a result of the guarantee by the Guarantor Subsidiaries of the Senior Notes, the terms of the Convertible Notes require the Guarantor Subsidiaries to also guarantee the Convertible Notes.

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

Overview

Bill Barrett Corporation (“we,” “our” or “us”) was formed in January 2002 and is incorporated in the State of Delaware. We explore for and develop natural gas and oil in the Rocky Mountain region of the United States. We began active natural gas and oil operations in March 2002 upon the acquisition of properties in the Wind River Basin of Wyoming. Also in 2002, we completed two additional acquisitions of properties in the Uinta (Utah), Wind River (Wyoming), Powder River (Wyoming) and Williston (North Dakota, South Dakota and Montana) Basins. In early 2003, we completed an acquisition of largely undeveloped coalbed methane properties located in the Powder River Basin. In September 2004, we acquired properties in and around the Gibson Gulch field in the Piceance Basin of Colorado. In December 2004, we completed our Initial Public Offering of 14,950,000 shares of our common stock at a price to the public of $25.00 per share. We received net proceeds of $347.3 million after deducting underwriting fees and other offering costs. We completed an acquisition in May 2006 of coalbed methane properties located in the Powder River Basin. In June 2007, we completed the sale of our Williston Basin properties. In June 2009, we completed an acquisition of unproved undeveloped acreage in the Cottonwood Gulch area of the Piceance Basin.

Results of Operations

The financial information for the six months ended June 30, 2009 and 2008 that is discussed below is unaudited. In the opinion of management, such information contains all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for such periods. The results of operations for interim periods are not necessarily indicative of the results of operations for the full fiscal year.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

	Six Months Ended June 30,		Increase (Decrease)
	2009	2008	Amount	Percent
	($ in thousands, except per unit data)
Operating Results:
Operating Revenues
Oil and gas production	$317,736	$308,709	$9,027	3%
Commodity derivative loss	(34,919)	(4,843)	(30,076)	nm *
Other	813	2,855	(2,042)	(72)%
Operating Expenses
Lease operating expense	21,916	19,843	2,073	10%
Gathering and transportation expense	23,752	19,643	4,109	21%
Production tax expense	5,303	23,886	(18,583)	(78)%
Exploration expense	1,542	1,925	(383)	(20)%
Impairment, dry hole costs and abandonment expense	10,731	5,155	5,576	108%
Depreciation, depletion and amortization expense	122,717	100,117	22,600	23%
General and administrative expense (1)	18,902	20,420	(1,518)	(7)%
Non-cash stock-based compensation expense (1)	7,738	8,146	(408)	(5)%

Total operating expenses	$212,601	$199,135	$13,466	7%
Production Data:
Natural gas (MMcf)	42,141	35,606	6,535	18%
Oil (MBbls)	338	301	37	12%
Combined volumes (MMcfe)	44,169	37,412	6,757	18%
Daily combined volumes (MMcfe/d)	244	206	38	18%
Average Prices (2):
Natural gas (per Mcf)	$7.10	$8.03	$(0.93)	(12)%
Oil (per Bbl)	51.75	75.14	(23.39)	(31)%
Combined (per Mcfe)	7.17	8.25	(1.08)	(13)%
Average Costs (per Mcfe):
Lease operating expense	$0.50	$0.53	$(0.03)	(6)%
Gathering and transportation expense	0.54	0.53	0.01	2%
Production tax expense	0.12	0.64	(0.52)	(81)%
Depreciation, depletion and amortization	2.78	2.68	0.10	4%
General and administrative expense (3)	0.43	0.55	(0.12)	(22)%

*	Not meaningful.
(1)	Non-cash stock-based compensation expense is presented herein as a separate line item but is combined with general and administrative expense for a total of $26.6 million and $28.6 million for the six months ended June 30, 2009 and 2008, respectively, in the Unaudited Condensed Consolidated Statements of Operations. This separate presentation is a non-GAAP measure. Management believes the separate presentation of the non-cash component of general and administrative expense is useful because the cash portion provides a better understanding of our required cash for general and administrative expenses. We also believe that this disclosure allows for a more accurate comparison to our peers, which may have higher or lower expenses associated with stock-based grants.
(2)

Average prices shown in the table are net of the effects of all of our realized commodity hedging transactions. Our average realized price calculation includes all cash settlements for commodity derivatives, whether or not they qualify for hedge accounting under SFAS No. 133. As a result of our realized hedging transactions, natural gas production revenues were increased by $157.4 million for the six months ended June 30, 2009 and reduced by $21.4 million for the six months ended

June 30, 2008. As a result of our realized hedging transactions, oil production revenues were increased by $5.1 million for the six months ended June 30, 2009, and reduced by $6.7 million for the six months ended June 30, 2008. Before the effects of hedging, the average prices we received for natural gas and oil were as follows:

	Six Months Ended June 30,
	2009	2008
Natural gas (per Mcf)	$3.37	$8.64
Oil (per Bbl)	$36.71	$97.46

(3)	Excludes non-cash stock-based compensation expense as described in footnote (1) above. This presentation is a non-GAAP measure. Average costs per Mcfe for general and administrative expense, including non-cash stock-based compensation expense, as presented in the Unaudited Condensed Consolidated Statements of Operations, were $0.60 and $0.76 for the six months ended June 30, 2009 and 2008, respectively.

Production Revenues. Production revenues increased to $317.7 million for the six months ended June 30, 2009 from $308.7 million for the six months ended June 30, 2008, primarily due to an 18% increase in production offset by a 13% decrease in natural gas and oil prices after the effects of realized hedges on a per Mcfe basis. The net increase in production added approximately $48.6 million of production revenues, while the decrease in prices reduced production revenues by approximately $39.6 million. Production from our main areas of operation are summarized in the following table:

	Six Months Ended June 30, 2009			Six Months Ended June 30, 2008			% Increase (Decrease)
	Oil	Natural Gas	Total	Oil	Natural Gas	Total	Oil	Natural Gas	Total
	(MBbls)	(MMcf)	(MMcfe)	(MBbls)	(MMcf)	(MMcfe)	(MBbls)	(MMcf)	(MMcfe)
Piceance Basin	208	16,346	17,594	200	14,077	15,277	4%	16%	15%
Uinta Basin	104	15,706	16,330	74	13,754	14,198	41%	14%	15%
Wind River Basin	12	4,494	4,566	14	4,273	4,357	(14)%	5%	5%
Powder River Basin	—	5,409	5,409	—	3,485	3,485	—	55%	55%
Paradox Basin	1	125	131	—	—	—	nm *	nm *	nm *
Other	13	61	139	13	17	95	—	259%	46%

Total	338	42,141	44,169	301	35,606	37,412	12%	18%	18%

*	Not meaningful

Total production volumes for the six months ended June 30, 2009 of 44.2 Bcfe increased from 37.4 Bcfe for the six months ended June 31, 2008 due to increased production across all basins. The production increase in the Piceance Basin was the result of our continued development activities with initial sales from 109 new gross wells from July 1, 2008 to June 30, 2009. The production increase in the Uinta Basin was the result of our continued development activities with initial sales from 61 new gross wells from July 1, 2008 to June 30, 2009. The production increase in the Powder River Basin was the result of our continued development activities with initial sales from 215 new gross wells from July 1, 2008 to June 30, 2009.

Hedging Activities. During the six months ended June 30, 2009, approximately 78% of our natural gas volumes and 50% of our oil volumes were hedged, which resulted in an increase in gas revenues of $157.4 million and an increase in oil revenues of $5.1 million after settlements for all commodity derivatives. During the six months ended June 30, 2008, approximately 73% of our natural gas volumes and 68% of our oil volumes were hedged, which resulted in a reduction in gas revenues of $21.4 million and a reduction in oil revenues of $6.7 million after settlements for all commodity derivatives.

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

The table below summarizes the realized and unrealized gains and losses we recognized in commodity derivative loss for the periods indicated:

	Six Months Ended June 30,
	2009	2008
Realized losses on derivatives not designated as cash flow hedges	$(1,023)	$—
Unrealized ineffectiveness recognized on derivatives designated as cash flow hedges	(6,462)	(2,566)
Unrealized losses on derivatives not designated as cash flow hedges	(27,434)	(2,277)

Total commodity derivative loss	$(34,919)	$(4,843)

Other Operating Revenues. Other operating revenues decreased to $0.8 million for the six months ended June 30, 2009 from $2.9 million for the six months ended June 30, 2008. Other operating revenues for the six months ended June 30, 2009 consisted of gathering fees from a third party of $0.8 million. Other operating revenues for the six months ended June 30, 2008 primarily consisted of gains realized from the sale of properties of $0.6 million, gathering fees of $0.6 million and the sale of seismic data of $1.0 million.

Lease Operating Expense. Lease operating expense decreased to $0.50 per Mcfe for the six months ended June 30, 2009 from $0.53 per Mcfe for the six months ended June 30, 2008. The following table displays the lease operating expense by basin:

	Six Months Ended June 30, 2009		Six Months Ended June 30, 2008		%Increase/(Decrease)
	($ in thousands)	($ per Mcfe)	($ in thousands)	($ per Mcfe)	($ per Mcfe)
Piceance Basin	$6,903	$0.39	$4,792	$0.31	26%
Uinta Basin	5,044	0.31	7,625	0.54	(43)%
Wind River Basin	2,439	0.53	3,213	0.74	(28)%
Powder River Basin	6,955	1.29	3,950	1.13	14%
Paradox Basin	189	1.44	—	—	nm *
Other	386	2.78	263	2.77	0%

Total	$21,916	$0.50	$19,843	$0.53	(6)%

*	Not meaningful

Lease operating expense increased in the Piceance Basin to $0.39 per Mcfe for the six months ended June 30, 2009 from $0.31 per Mcfe for the six months ended June 30, 2008 primarily due to increased compression costs associated with the Bailey Compressor Station that was placed into service in July 2008. The decrease in lease operating expense in the Uinta Basin to $0.31 per Mcfe for the six months ended June 30, 2009 from $0.54 per Mcfe for the six months ended June 30, 2008 was the result of decreased water disposal costs due to the utilization of a salt water disposal well in addition to decreased lease maintenance and compression expenses in our West Tavaputs field. In addition, we shut in a majority of our Lake Canyon and Blacktail Ridge fields due to gas gathering constraints, which reduced our lease operating expense in the Uinta Basin. Lease operating expense decreased in the Wind River Basin to $0.53 per Mcfe for the six months ended June 30, 2009 from $0.74 per Mcfe for the six months ended June 30, 2008 as a result of increased production in the Cave Gulch field, decreased workover activity and reduced water handling costs. Lease operating expense increased in the Powder River Basin to $1.29 per Mcfe for the six months ended June 30, 2009 from $1.13 per Mcfe for the six months ended June 30, 2008 primarily as a result of increased workover and maintenance activity.

Gathering and Transportation Expense. Gathering and transportation expense increased to $0.54 per Mcfe for the six months ended June 30, 2009 from $0.53 per Mcfe for the six months ended June 30, 2008. The following table displays the gathering and transportation expense by basin:

	Six Months Ended June 30, 2009		Six Months Ended June 30, 2008		%Increase/(Decrease)
	($ in thousands)	($ per Mcfe)	($ in thousands)	($ per Mcfe)	($ per Mcfe)
Piceance Basin	$8,231	$0.47	$8,311	$0.54	(13)%
Uinta Basin	9,455	0.58	7,149	0.50	16%
Wind River Basin	29	0.01	88	0.02	(50)%
Powder River Basin	5,862	1.08	4,080	1.17	(8)%
Paradox Basin	135	1.03	—	—	nm *
Other	40	0.29	15	0.16	81%

Total	$23,752	$0.54	$19,643	$0.53	2%

*	Not meaningful

Gathering and transportation expense decreased in the Piceance Basin to $0.47 per Mcfe for the six months ended June 30, 2009 from $0.54 per Mcfe for the six months ended June 30, 2008 and increased in the Uinta Basin to $0.58 per Mcfe for the six months ended June 30, 2009 from $0.50 per Mcfe for the six months ended June 30, 2008. The decrease in the Piceance Basin and the increase in the Uinta Basin are related to the utilization of firm transportation on the Rockies Express Pipeline (“REX”). For the six months ended June 30, 2009, the majority of production that we transported on REX was supplied from the Uinta Basin and for the six months ended June 30, 2008, the majority of production that we transported on REX was supplied from the Piceance Basin. The decrease in Piceance Basin was offset by an increase in gathering and processing expense attributable to our election to process our gas in order to receive and sell the resulting natural gas liquids (“NGLs”). Beginning in January 2009, we incurred additional fees to process our natural gas and received additional revenue from the sale of NGLs. Although sales revenue for NGLs can fluctuate based on monthly index prices, for the six months ended June 30, 2009, we realized a company-wide increase of approximately $0.17 per Mcfe to our average realized price while incurring additional gathering and processing costs of approximately $0.07 per Mcfe.

We have long-term firm transportation contracts on a portion of our production to guarantee capacity on major pipelines to reduce the risk and impact related to production curtailments that may arise due to limited pipeline capacity. The majority of our long-term firm transportation agreements are for gas production in the Piceance, Uinta and Powder River Basins where we expect to allocate a significant portion of our capital expenditure program in future years. In addition, we have entered into long-term firm processing contracts on a portion of our production in the Piceance and Uinta Basins. Included in the above gathering and transportation expense is $0.15 and $0.12 per Mcfe of firm transportation expense for the six months ended June 30, 2009 and 2008, respectively, along with $0.05 per Mcfe of processing expense from long-term contracts for both the six months ended June 30, 2009 and 2008.

The increase in firm transportation expense to $0.15 per Mcfe for the six months ended June 30, 2009 from $0.12 per Mcfe for the six months ended June 30, 2008 was the result of additional long-term contracts to gather, process and transport our West Tavaputs gas from the Uinta Basin. In addition, fees for REX transportation increased in mid-May 2008 due to completion of an additional segment of the pipeline that gave us access to midcontinent delivery points farther east.

Production Tax Expense. Total production taxes decreased to $5.3 million for the six months ended June 30, 2009 from $23.9 million for the six months ended June 30, 2008. The decrease in production taxes is primarily related to decreased natural gas and oil prices. Production taxes are primarily based on the wellhead values of production, which excludes gains and losses associated with hedging activities. In addition to the decrease in natural gas and oil prices, on March 23, 2009 we entered into a settlement agreement with the State of Colorado that allowed additional deductions against the gross taxable value of our production related to our 2004 through 2006 severance tax returns. As a result, severance tax expense was reduced by $0.8 million related to the 2004 through 2006 tax years. Based on this settlement, we revised our estimates of 2007 and 2008 Colorado severance tax, which reduced our production tax expense by an additional $4.0 million. Excluding the reduction associated with the Colorado severance tax, production taxes as a percentage of natural gas and oil sales before hedging adjustments were 6.5% for the six months ended June 30, 2009 and 7.1% for the six months June 30, 2008. Production taxes are primarily based on the wellhead values of production and the tax rates that vary across the different areas in which we operate. As the proportion of our production changes from area to area, our production tax rate will vary depending on the quantities produced from each area and the production tax rates in effect for those areas.

Exploration Expense. Exploration expense decreased to $1.5 million for the six months ended June 30, 2009 from $1.9 million for the six months ended June 30, 2008. Exploration expense for the six months ended June 30, 2009 consisted of $0.7 million for seismic programs, principally in the Paradox Basin, $0.1 million for evaluation of non-acquired assets and $0.7 million for delay rentals and other costs across all basins. Exploration expense for the six months ended June 30, 2008 consisted of $1.3 million for seismic programs, principally in the Montana Overthrust, Uinta, Paradox and Big Horn Basins, along with $0.6 million for delay rentals and other exploration costs.

Impairment, Dry Hole Costs and Abandonment Expense. Our impairment, dry hole costs and abandonment expense increased to $10.7 million during the six months ended June 30, 2009 from $5.2 million during the six months ended June 30, 2008. For the six months ended June 30, 2009, abandonment expense was $1.3 million and dry hole costs were $9.4 million. The $9.4 million in dry hole costs were associated with two exploratory wells in the Montana Overthrust area and one exploratory well in each of the Big Horn Basin, the Yellow Jacket prospect of the Paradox Basin and the Hook prospect of the Uinta Basin, each of which were tested and determined to be non-commercial. For the six months ended June 30, 2008, abandonment expense was $0.4 million and dry hole costs were $3.4 million for a well drilled in the Uinta Basin, and $1.4 million related to additional costs on wells that were deemed to be uneconomic in prior years. The $3.4 million for dry hole costs were associated with the Peters Point 7-1-13-16 Ultra Deep well, which was tested and determined to be non-commercial in the Pennsylvanian Weber and Mississippi Leadville zones. Therefore, a proportionate share of the well cost was expensed. For the six months ended June 30, 2009 and 2008, we did not incur any impairment charges related to the net carrying value of our development areas.

Depreciation, Depletion and Amortization. DD&A was $122.7 million for the six months ended June 30, 2009 compared to $100.1 million for the six months ended June 30, 2008. The increase of $22.6 million was a result of an 18% increase in production for the six months ended June 30, 2009 compared to the six months ended June 30, 2008, along with an increase in the DD&A rate. The increase in production accounted for $18.0 million of additional DD&A expense, while the overall increase in the DD&A rate accounted for $4.6 million of additional DD&A expense.

        During the six months ended June 30, 2009, the weighted average DD&A rate was $2.78 per Mcfe. For the six months ended June 30, 2008, the weighted average DD&A rate was $2.68 per Mcfe. Under successful efforts accounting, DD&A expense is separately computed for each producing area based on proved reserves in each geologic and reservoir delineation. Proved reserves for each producing area are determined on a semi-annual basis using engineering forecasts with oil and natural gas prices as of the period end date. The capital expenditures for proved properties for each area compared to the proved reserves corresponding to each producing area determine a weighted average DD&A rate for current production. Future DD&A rates will be adjusted to reflect future capital expenditures and proved reserve changes in specific areas.

General and Administrative Expense. General and administrative expense, excluding non-cash stock-based compensation, decreased to $18.9 million in the six months ended June 30, 2009 from $20.4 million in the six months ended June 30, 2008. This decrease was primarily due to non-recurring expenses that were incurred in the six months ended June 30, 2008, including $0.8 million in connection with our efforts in the Colorado Oil and Gas Conservation Commission (“COGCC”) rulemaking process, $0.4 million of penalty expense on a tax audit and $0.4 million related to the expensing of high-yield debt offering costs that did not apply to our Convertible Notes offering. On a per Mcfe basis, general and administrative expense, excluding non-cash stock-based compensation, decreased to $0.43 per Mcfe for the six months ended June 30, 2009 from $0.55 per Mcfe for the six months ended June 30, 2008.

Non-cash charges for stock-based compensation were $7.7 million for the six months ended June 30, 2009 compared to $8.1 million for the six months ended June 30, 2008. Non-cash stock-based compensation expense for each of the six months ended June 30, 2009 and 2008 related to vesting of our stock option awards and nonvested shares of common stock issued to employees. The decrease in charges for non-cash stock-based compensation was primarily due to decreases in the fair value and estimated shares expected to vest related to our performance grants during the six months ended June 30, 2009 compared to the six months ended June 30, 2008.

Interest Expense. Interest expense increased to $10.4 million for the six months ended June 30, 2009 from $9.0 million for the six months ended June 30, 2008. Interest expense includes $3.1 million and $1.8 million of non-cash interest expense for the six months ended June 30, 2009 and 2008, respectively, associated with the implementation of FSP APB 14-1 with respect to our Convertible Notes. Upon implementation of FSP APB 14-1, we recorded a debt discount on the outstanding balance of our Convertible Notes (as of the date of the issuance of the Convertible Notes on March 2008) associated with the value of the equity conversion feature. This debt discount is amortized to interest expense over the expected term of the Convertible Notes; thus, resulting in non-cash interest expense.

The increase for the six months ended June 30, 2009 was due to higher average outstanding debt balances in order to fund exploration and development activities. Our weighted average outstanding debt balance, including our Amended Credit Facility and our Convertible Notes issued in March 2008, was $424.2 million for the six months ended June 30, 2009 compared to $284.4 million for the six months ended June 30, 2008.

Interest cost is capitalized as a component of property cost for significant exploration and development projects that require greater than six months to be readied for their intended use. The weighted average interest rates used to capitalize interest for the six months ended June 30, 2009 and 2008 were 5.7% and 5.3%, respectively, which included interest on both our Convertible Notes and Amended Credit Facility, amortization of the Convertible Note discount, commitment fees paid on the unused portion of our Amended Credit Facility, amortization of deferred financing and debt issuance costs and the effects of interest rate hedges. We capitalized interest costs of $1.8 million and $0.9 million for the six months ended June 30, 2009 and 2008, respectively.

Income Tax Expense. Income tax expense totaled $23.9 million for the six months ended June 30, 2009 compared to $35.7 million for the six months ended June 30, 2008, resulting in effective tax rates of 39.2% and 35.8%, respectively. The decrease in income tax expense is primarily the result of the variations in components, and the resulting decrease, of net income as discussed above. The decrease in operating income had little impact on permanent differences affecting the tax rate calculation, thus increasing the overall effective tax rate. For both the 2009 and 2008 periods, our effective tax rate differs from the statutory rates primarily because we recorded stock-based compensation expense under SFAS No. 123R and other operating expenses that are not deductible for income tax purposes.

Due to the tax deductions created by our drilling activities and a federal tax net operating loss carryforward from 2008 estimated to be $68.0 million, we expect that we will incur cash income tax liabilities relating only to the alternative minimum tax, or AMT, in 2009.

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

	Three Months Ended June 30,		Increase (Decrease)
	2009	2008	Amount	Percent
	($ in thousands, except per unit data)
Operating Results:
Operating Revenues
Oil and gas production	$147,560	$159,664	$(12,104)	(8)%
Commodity derivative loss	(8,963)	(3,313)	(5,650)	171%
Other	293	1,168	(875)	(75)%
Operating Expenses
Lease operating expense	10,236	10,542	(306)	(3)%
Gathering and transportation expense	12,728	10,244	2,484	24%
Production tax expense	4,377	13,627	(9,250)	(68)%
Exploration expense	782	1,284	(502)	(39)%
Impairment, dry hole costs and abandonment expense	10,546	3,603	6,943	193%
Depreciation, depletion and amortization expense	63,960	49,160	14,800	30%
General and administrative expense (1)	9,316	9,788	(472)	(5)%
Non-cash stock-based compensation expense (1)	3,944	4,563	(619)	(14)%

Total operating expenses	$115,889	$102,811	$13,078	13%
Production Data:
Natural gas (MMcf)	21,075	18,274	2,801	15%
Oil (MBbls)	168	157	11	7%
Combined volumes (MMcfe)	22,083	19,216	2,867	15%
Daily combined volumes (MMcfe/d)	243	211	32	15%
Average Prices (2):
Natural gas (per Mcf)	$6.48	$8.05	$(1.57)	(20)%
Oil (per Bbl)	59.61	80.03	(20.42)	(26)%
Combined (per Mcfe)	6.64	8.31	(1.67)	(20)%
Average Costs (per Mcfe):
Lease operating expense	$0.46	$0.55	$(0.09)	(16)%
Gathering and transportation expense	0.58	0.53	0.05	9%
Production tax expense	0.20	0.71	(0.51)	(72)%
Depreciation, depletion and amortization	2.90	2.56	0.34	13%
General and administrative expense (3)	0.42	0.51	(0.09)	(18)%

(1)	Non-cash stock-based compensation expense is presented herein as a separate line item but is combined with general and administrative expense for a total of $13.3 million and $14.4 million for the three months ended June 30, 2009 and 2008, respectively, in the Unaudited Condensed Consolidated Statements of Operations. This separate presentation is a non-GAAP measure. Management believes the separate presentation of the non-cash component of general and administrative expense is useful because the cash portion provides a better understanding of our required cash for general and administrative expenses. We also believe that this disclosure allows for a more accurate comparison to our peers, which may have higher or lower expenses associated with stock-based grants.
(2)	Average prices shown in the table are net of the effects of all of our realized commodity hedging transactions. Our average realized price calculation includes all cash settlements for commodity derivatives, whether or not they qualify for hedge accounting under SFAS No. 133. As a result of our realized hedging transactions, natural gas production revenues were increased by $73.4 million for the three months ended June 30, 2009 and reduced by $21.8 million for the three months ended June 30, 2008. As a result of our realized hedging transactions, oil production revenues were increased by $1.9 million for the three months ended June 30, 2009, and reduced by $4.6 million for the three months ended June 30, 2008. Before the effects of hedging, the average prices we received for natural gas and oil were as follows:

	Three Months Ended June 30,
	2009	2008
Natural gas (per Mcf)	$2.99	$9.24
Oil (per Bbl)	$48.51	$109.70

(3)	Excludes non-cash stock-based compensation expense as described in footnote (1) above. This presentation is a non-GAAP measure. Average costs per Mcfe for general and administrative expense, including non-cash stock-based compensation expense, as presented in the Unaudited Condensed Consolidated Statements of Operations, were $0.60 and $0.75 for the three months ended June 30, 2009 and 2008, respectively.

Production Revenues. Production revenues decreased to $147.6 million for the three months ended June 30, 2009 from $159.7 million for the three months ended June 30, 2008, primarily due to a 20% decrease in natural gas and oil prices after the effects of realized hedges on a per Mcfe basis partially offset by a 15% increase in production. The decrease in prices on a per Mcfe basis reduced production revenues by approximately $31.3 million, while the net increase in production added approximately $19.2 million of production revenues. Additional information concerning production is summarized in the following table:

	Three Months Ended June 30, 2009			Three Months Ended June 30, 2008			% Increase (Decrease)
	Oil	Natural Gas	Total	Oil	Natural Gas	Total	Oil	Natural Gas	Total
	(MBbls)	(MMcf)	(MMcfe)	(MBbls)	(MMcf)	(MMcfe)	(MBbls)	(MMcf)	(MMcfe)
Piceance Basin	106	8,361	8,997	100	7,153	7,753	6%	17%	16%
Uinta Basin	49	7,619	7,913	42	6,666	6,918	17%	14%	14%
Wind River Basin	6	2,092	2,128	9	2,516	2,570	(33)%	(17)%	(17)%
Powder River Basin	—	2,957	2,957	—	1,931	1,931	—	53%	53%
Paradox Basin	—	44	44	—	—	—	—	nm *	nm *
Other	7	2	44	6	8	44	17%	(75)%	0%

Total	168	21,075	22,083	157	18,274	19,216	7%	15%	15%

*	Not meaningful

Total production volumes for the three months ended June 30, 2009 of 22.1 Bcfe increased from 19.2 Bcfe for the three months ended June 30, 2008 due to increased production from the Piceance, Uinta and Powder River Basins, offset by a decrease in production in the Wind River Basin. The production increase in the Piceance Basin was the result of our continued development activities with initial sales from 109 new gross wells from July 1, 2008 to June 30, 2009. The production increase in the Uinta Basin was the result of our continued development activities with initial sales from 61 new gross wells from July 1, 2008 to June 30, 2009. The production increase in the Powder River Basin was the result of our continued development activities with initial sales from 215 new gross wells from July 1, 2008 to June 30, 2009. The production decrease in the Wind River Basin is due to natural production declines in our Cave Gulch, Cooper Reservoir and Wallace Creek fields with no significant drilling or recompletion activities to offset these declines.

Hedging Activities. During the three months ended June 30, 2009, approximately 78% of our natural gas volumes and 50% of our oil volumes were hedged, which resulted in an increase in gas revenues of $73.4 million and an increase in oil revenues of $1.9 million after settlements for all commodity derivatives. During the three months ended June 30, 2008, approximately 71% of our natural gas volumes and 66% of our oil volumes were hedged, which resulted in a decrease in gas revenues of $21.8 million and a reduction in oil revenues of $4.6 million after settlements for all commodity derivatives.

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

The table below summarizes the realized and unrealized gains and losses we recognized in commodity derivative loss for the periods indicated:

	Three Months Ended June 30,
	2009	2008
Realized losses on derivatives not designated as cash flow hedges	$(1,023)	$—
Unrealized ineffectiveness recognized on derivatives designated as cash flow hedges	(599)	(1,036)
Unrealized losses on derivatives not designated as cash flow hedges	(7,341)	(2,277)

Total commodity derivative loss	$(8,963)	$(3,313)

Other Operating Revenues. Other operating revenues decreased to $0.3 million for the three months ended June 30, 2009 from $1.2 million for the three months ended June 30, 2008. Other operating revenues for the three months ended June 30, 2009 consisted of gathering fees of $0.3 million. Other operating revenues for the three months ended June 30, 2008 consisted of gains realized from the sale of properties of $0.4 million, gathering fees of $0.5 million and the sale of inventory of $0.3 million.

Lease Operating Expense. Lease operating expense decreased to $0.46 per Mcfe for the three months ended June 30, 2009 from $0.55 per Mcfe for the three months ended June 30, 2008. The following table displays the lease operating expense by basin:

	Three Months Ended June 30, 2009		Three Months Ended June 30, 2008		% Increase/(Decrease)
	($ in thousands)	($ per Mcfe)	($ in thousands)	($ per Mcfe)	($ per Mcfe)
Piceance Basin	$3,222	$0.36	$2,568	$0.33	9%
Uinta Basin	2,044	0.26	3,831	0.55	(53)%
Wind River Basin	1,014	0.48	1,650	0.64	(25)%
Powder River Basin	3,606	1.22	2,380	1.23	(1)%
Paradox Basin	96	2.18	—	—	nm *
Other	254	5.77	113	2.61	121%

Total	$10,236	$0.46	$10,542	$0.55	(16)%

*	Not meaningful

Lease operating expense increased in the Piceance Basin to $0.36 per Mcfe for the three months ended June 30, 2009 from $0.33 per Mcfe for the three months ended June 30, 2008 primarily due to increased compression costs associated with the Bailey Compressor Station that was placed into service in July 2008. The decrease in lease operating expense in the Uinta Basin to $0.26 per Mcfe for the three months ended June 30, 2009 from $0.55 per Mcfe for the three months ended June 30, 2008 was the result of decreased water disposal costs due to the utilization of a salt water disposal well in addition to decreased lease maintenance expenses in our West Tavaputs field. In addition, we shut in a majority of our Lake Canyon and Blacktail Ridge fields due to gas gathering constraints, which reduced our lease operating expense in the Uinta Basin. Lease operating expense decreased in the Wind River Basin to $0.48 per Mcfe for the three months ended June 30, 2009 from $0.64 per Mcfe for the three months ended June 30, 2008 as a result of a decrease in workover activity.

Gathering and Transportation Expense. Gathering and transportation expense increased to $0.58 per Mcfe for the three months ended June 30, 2009 from $0.53 per Mcfe for the three months ended June 30, 2008. The following table displays the gathering and transportation expense by basin:

	Three Months Ended June 30, 2009		Three Months Ended June 30, 2008		% Increase/(Decrease)
	($ in thousands)	($ per Mcfe)	($ in thousands)	($ per Mcfe)	($ per Mcfe)
Piceance Basin	$4,746	$0.53	$3,670	$0.47	13%
Uinta Basin	4,752	0.60	4,182	0.60	0%
Wind River Basin	15	0.01	41	0.02	(50)%
Powder River Basin	3,143	1.06	2,341	1.21	(12)%
Paradox Basin	44	1.00	—	—	nm *
Other	28	0.64	10	0.23	178%

Total	$12,728	$0.58	$10,244	$0.53	9%

*	Not meaningful

Gathering and transportation expense increased in the Piceance Basin to $0.53 per Mcfe for the three months ended June 30, 2009 from $0.47 per Mcfe for the three months ended June 30, 2008. This increase is due to our election to process our gas in order to receive and sell the resulting NGLs. For the three months ended June 30, 2009, we incurred additional fees to process our natural gas and received additional revenue from the sale of NGLs. Although sales revenue for NGLs can fluctuate based on monthly index prices, for the three months ended June 30, 2009, we realized a company-wide increase of approximately $0.29 per Mcfe to our average realized price while incurring additional gathering and processing costs of approximately $0.08 per Mcfe.

We have long-term firm transportation contracts on a portion of our production to guarantee capacity on major pipelines to reduce the risk and impact related to production curtailments that may arise due to limited pipeline capacity. The majority of our long-term firm transportation agreements are for gas production in the Piceance, Uinta and Powder River Basins where we expect to allocate a significant portion of our capital expenditure program in future years. In addition, we have entered into long-term firm processing contracts on a portion of our production in the Piceance and Uinta Basins. Included in the above gathering and transportation expense is $0.15 and $0.12 per Mcfe of firm transportation expense for the three months ended June 30, 2009 and 2008, respectively, along with $0.04 and $0.05 per Mcfe of processing expense from long-term contracts for the three months ended June 30, 2009 and 2008, respectively.

The increase in firm transportation expense to $0.15 per Mcfe for the three months ended June 30, 2009 from $0.12 per Mcfe for the three months ended June 30, 2008 was the result of additional long-term contracts to gather, process and transport our West Tavaputs gas. In addition, REX transportation expense increased in mid-May 2008 due to completion of an additional segment of the pipeline that gave us access to midcontinent delivery points farther east.

Production Tax Expense. Total production taxes decreased to $4.4 million for the three months ended June 30, 2009 from $13.6 million for the three months ended June 30, 2008. The decrease in production taxes is primarily related to decreased natural gas and oil prices. Production taxes are primarily based on the wellhead values of production, which excludes gains and losses associated with hedging activities. In addition to the decrease in natural gas and oil prices, we revised our estimates of refunds related to our 2007 and 2008 Colorado severance tax, which reduced our production tax expense by an additional $0.4 million. Excluding the reduction associated with the Colorado severance tax, production taxes as a percentage of natural gas and oil sales before hedging adjustments were 6.7% for the three months ended June 30, 2009 and 7.3% for the three months June 30, 2008. Production taxes are primarily based on the wellhead values of production and the tax rates that vary across the different areas in which we operate. As the proportion of our production changes from area to area, our production tax rate will vary depending on the quantities produced from each area and the production tax rates in effect for those areas.

Exploration Expense. Exploration expense decreased to $0.8 million for the three months ended June 30, 2009 from $1.3 million for the three months ended June 30, 2008. Exploration expense for the three months ended June 30, 2009 consisted of $0.2 million for seismic programs, principally in the Paradox Basin, $0.1 million for evaluation of non acquired assets and $0.5 million for delay rentals and other costs across all basins. Exploration expense for the three months ended June 30, 2008 consisted of $0.9 million for seismic programs, principally in the Montana Overthrust, Uinta, Paradox and Big Horn Basins, along with $0.4 million for delay rentals and other exploration costs.

Impairment, Dry Hole Costs and Abandonment Expense. Our impairment, dry hole costs and abandonment expense increased to $10.5 million during the three months ended June 30, 2009 from $3.6 million during the three months ended June 30, 2008. For the three months ended June 30, 2009, abandonment expense was $1.1 million and dry hole costs were $9.4 million. The $9.4 million in dry hole costs were associated with two exploratory wells in the Montana Overthrust area and one exploratory well in each of the Big Horn Basin, the Yellow Jacket prospect of the Paradox Basin and the Hook prospect of the Uinta Basin, each of which were tested and determined to be non-commercial. For the three months ended June 30, 2008, abandonment expense was $0.2 million and dry hole costs were $3.4 million for a well drilled in the Uinta Basin, and $1.4 million related to additional costs on wells that were deemed to be uneconomic in prior years. The $3.4 million for dry hole costs were associated with the Peters Point 7-1-13-16 Ultra Deep well, which was tested and determined to be non-commercial in the Pennsylvanian Weber and Mississippi Leadville zones. Therefore, a proportionate share of the well cost was expensed. For the three months ended June 30, 2009 and 2008, we did not incur any impairment charges related to the net carrying value of our development areas.

Depreciation, Depletion and Amortization. DD&A was $64.0 million for the three months ended June 30, 2009 compared to $49.2 million for the three months ended June 30, 2008. The increase of $14.8 million was a result of a 15% increase in production for the three months ended June 30, 2009 compared to the three months ended June 30, 2008, along with an increase in the DD&A rate. The increase in production accounted for $7.3 million of additional DD&A expense, along with an overall increase in the DD&A rate for $7.5 million of additional DD&A expense.

During the three months ended June 30, 2009, the weighted average DD&A rate was $2.90 per Mcfe. For the three months ended June 30, 2008, the weighted average DD&A rate was $2.56 per Mcfe. Under successful efforts accounting, DD&A expense is separately computed for each producing area based on proved reserves in each geologic and reservoir delineation. Proved reserves for each producing area are determined on a semi-annual basis using engineering forecasts with oil and gas prices as of the period end date. The capital expenditures for proved properties for each area compared to the proved reserves corresponding to each producing area determine a weighted average DD&A rate for current production. Future DD&A rates will be adjusted to reflect future capital expenditures and proved reserve changes in specific areas.

General and Administrative Expense. General and administrative expense, excluding non-cash stock-based compensation, decreased to $9.3 million in the three months ended June 30, 2009 from $9.8 million in the three months ended June 30, 2008. This decrease was primarily due to non-recurring expenses that were incurred in the three months ended June 30, 2008 related to our efforts in the COGCC rulemaking process. On a per Mcfe basis, general and administrative expense, excluding non-cash stock-based compensation, decreased to $0.42 per Mcfe for the three months ended June 30, 2009 from $0.51 per Mcfe for the three months ended June 30, 2008.

Non-cash charges for stock-based compensation were $3.9 million for the three months ended June 30, 2009 compared to $4.6 million for the three months ended June 30, 2008. Non-cash stock-based compensation expense for each of the three months ended June 30, 2009 and 2008 related to vesting of our stock option awards and nonvested shares of common stock issued to employees. The decrease in charges for non-cash stock-based compensation was primarily due to decreases in the fair value and estimated shares expected to vest related to our performance grants during the three months ended June 30, 2009 compared to the three months ended June 30, 2008.

Interest Expense. Interest expense increased to $5.2 million for the three months ended June 30, 2009 from $5.1 million for the three months ended June 30, 2008. Interest expense includes $1.6 million and $1.5 million of non-cash interest expense for the three months ended June 30, 2009 and 2008, respectively, associated with the implementation of FSP APB 14-1. Upon implementation of

FSP APB 14-1, we recorded a debt discount on the outstanding balance of our Convertible Notes (as of the date of the issuance of the Convertible Notes on March 2008) associated with the value of the equity conversion feature. This debt discount is amortized to interest expense over the expected term of the Convertible Notes; thus, resulting in non-cash interest expense.

The increase for the three months ended June 30, 2009 was due to higher average outstanding debt balances in order to fund exploration and development activities. Our weighted average outstanding debt balance, including our Amended Credit Facility and our Convertible Notes issued in March 2008, was $415.2 million for the three months ended June 30, 2009 compared to $295.8 million for the three months ended June 30, 2008.

Interest cost is capitalized as a component of property cost for significant exploration and development projects that require greater than six months to be readied for their intended use. The weighted average interest rates used to capitalize interest for the three months ended June 30, 2009 and 2008 were 5.7% and 5.1%, respectively, which included interest on both our Convertible Notes and Amended Credit Facility, amortization of the Convertible Note discount, commitment fees paid on the unused portion of our Amended Credit Facility, amortization of deferred financing and debt issuance costs and the effects of interest rate hedges. We capitalized interest costs of $1.0 million and $0.5 million for the three months ended June 30, 2009 and 2008, respectively.

Income Tax Expense. Income tax expense totaled $7.2 million for the three-months ended June 30, 2009 compared to $16.7 million for the three-months ended June 30, 2008, resulting in effective tax rates of 40.5% and 33.5%, respectively. The decrease in income tax expense is primarily the result of the variations in components, and the resulting decrease, of net income as discussed above. The decrease in operating income had little impact on permanent differences affecting the tax rate calculation, thus increasing the overall effective tax rate. For both the 2009 and 2008 periods, our effective tax rate differs from the statutory rates primarily because we recorded stock-based compensation expense under SFAS No. 123R and other operating expenses that are not deductible for income tax purposes.

Capital Resources and Liquidity

Our primary sources of liquidity since our formation in January 2002 have been sales and other issuances of equity and debt securities, including our Convertible Notes and Senior Notes, net cash provided by operating activities, bank credit facilities, convertible senior notes, proceeds from joint exploration agreements and sales of interests in properties. Our primary use of capital has been for the exploration, development and acquisition of natural gas and oil properties. As we pursue profitable reserve and production growth, we continually monitor the capital resources, including issuance of equity and debt securities, available to us to meet our future financial obligations, planned capital expenditure activities and liquidity. Our future success in growing proved reserves and production will be highly dependent on capital resources available to us and our success in finding or acquiring additional reserves. Over the past eighteen months, the debt and equity markets have been under considerable stress and dislocation making financing transactions difficult to complete. However, we believe that we have significant liquidity available to us from cash flows from operations and under our Amended Credit Facility for our planned uses of capital. In addition, our strong hedge positions provide relative certainty on a significant portion of our cash flows from operations through 2010 even upon a decline in the prices of natural gas and oil resulting from current oversupply and decreased demand. We actively review acquisition opportunities on an ongoing basis. If we were to make significant additional acquisitions for cash, we may need to obtain additional equity or debt financing, which, under current market conditions, we may not be able to obtain on terms acceptable to us. We filed an automatically effective shelf registration statement with the SEC on April 24, 2009, which was subsequently amended on June 24, 2009, that may be used for future securities offerings.

At June 30, 2009, we had cash and cash equivalents of $63.5 million with a balance of $299.0 million of borrowings outstanding under our Amended Credit Facility. At June 30, 2009, the borrowing base under our Amended Credit Facility was the maximum under the facility of $600.0 million, with commitments from 17 lenders for a total of $592.8 million. Upon completion of our public offering of 9.875% Senior Notes due 2016 of $250.0 million in principal amount on July 8, 2009, the commitments and borrowing base were reduced to $537.5 million. The borrowing base will be redetermined during the second half of the year based on 2009 mid-year reserves and hedge positions. The net proceeds from the Senior Notes offering were used to repay a portion of the borrowings outstanding under our Amended Credit Facility, and, as a result, we had a balance outstanding of $64.0 million as of July 24, 2009.

Cash Flow from Operating Activities

Net cash provided by operating activities was $262.1 million and $198.9 million for the six months ended June 30, 2009 and 2008, respectively. The increase in net cash provided by operating activities was primarily due to an increase in the change in current assets and liabilities. Changes in current assets and liabilities resulted in an increase in cash flow from operations of $26.1 million for the six months ended June 30, 2009 compared to 2008.

Commodity Hedging Activities

Our operating cash flow is sensitive to many variables, the most significant of which is the volatility of prices for natural gas and oil production. Prices for these commodities are determined primarily by prevailing market conditions. National and worldwide economic activity, weather, infrastructure capacity to reach markets, supply levels and other variable factors influence market conditions for these products. These factors are beyond our control and are difficult to predict. For additional information on the impact of changing prices on our financial position, see “— Quantitative and Qualitative Disclosure about Market Risk” below.

To mitigate some of the potential negative impact on cash flow caused by changes in natural gas and oil prices, we have entered into financial commodity swap and collar contracts to receive fixed prices for a portion of our natural gas and oil production. At June 30, 2009, we had in place natural gas and crude oil financial collars and swaps covering portions of our 2009, 2010, 2011 and 2012 production.

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

In addition to the swaps and collars discussed above, we have entered into basis only swaps to hedge the difference between the NYMEX price and the price received for our natural gas production at the specific delivery location. Although we believe this is a sound risk mitigation strategy, the basis only swaps do not qualify for hedge accounting under SFAS No. 133 because the total future cash flow has not been fixed. As a result, the changes in fair value of these derivative instruments are recorded in earnings. As of June 30, 2009, we had basis only hedges in place for a portion of our anticipated natural gas production in 2009, 2010, 2011 and 2012 for a total of 30,010,000 MMbtu. We recognized $7.3 million and $27.4 million in unrealized net loss within commodity derivative loss in the Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2009, respectively, attributable to these basis only swaps.

At June 30, 2009, the estimated fair value of all of our commodity derivative instruments was a net asset of $182.4 million comprised of current and noncurrent assets and noncurrent liabilities, including a fair value net liability of $27.4 million for basis only swaps. We will reclassify the appropriate cash flow hedge amounts to gains or losses included in natural gas and oil production operating revenues as the hedged production quantities are produced. Based on current projected market prices, the net amount of existing unrealized after-tax income as of June 30, 2009 to be reclassified from OCI to earnings in the next 12 months would be a gain of approximately $103.4 million. Any actual increase or decrease in revenues will depend upon market conditions over the period during which the forecasted transactions occur. We anticipate that all originally forecasted transactions related to our derivatives that continue to be accounted for as cash flow hedges will occur by the end of the originally specified time periods.

        The hedge instruments designated as cash flow hedges are at liquid trading locations but may contain slight differences compared to the delivery location of the forecasted sale, which may result in ineffectiveness in accordance with SFAS No. 133. Ineffectiveness related to our cash flow derivative instruments for the three and six months ended June 30, 2009 was $0.6 million and $6.5 million, respectively, and $1.0 million and $2.6 million for the three and six months ended June 30, 2008, respectively, which was reported in commodity derivative loss in the Unaudited Condensed Consolidated Statements of Operations. Although those derivatives may not achieve 100% effectiveness for accounting purposes, we believe our derivative instruments continue to be highly effective in achieving our risk management objectives.

The table below summarizes the realized and unrealized gains and losses we incurred related to our oil and natural gas derivative instruments for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Realized gains (losses) on derivatives designated as cash flow hedges (1)	$76,335	$(26,424)	$163,454	$(28,156)

Realized losses on derivatives not designated as cash flow hedges (2)	$(1,023)	$—	$(1,023)	$—
Unrealized ineffectiveness recognized on derivatives designated as cash flow hedges (2)	(599)	(1,036)	(6,462)	(2,566)
Unrealized losses on derivatives not designated as cash flow hedges (2)	(8,364)	(2,277)	(28,457)	(2,277)

Total commodity derivative loss	$(8,963)	$(3,313)	$(34,919)	$(4,843)

(1)	Included in “Oil and gas production” revenues in the Unaudited Condensed Consolidated Statements of Operations.
(2)	Included in “Commodity derivative loss” in the Unaudited Condensed Consolidated Statements of Operations.

We have in place the following swap contracts and cashless collars (purchased put options and written call options) as of June 30, 2009 in order to hedge a portion of our natural gas production for the remainder of 2009 and years 2010, 2011 and 2012 and a portion of our oil production for the remainder of 2009 and the year 2010. The cashless collars are used to establish floor and ceiling prices on anticipated future natural gas and oil production. In addition to the swaps and collars, we also have in place basis only swaps in order to hedge the difference between the NYMEX price and the price received for our natural gas production at the specific delivery location.

Contract	Total Hedged Volumes	Quantity Type	Weighted Average Floor Price	Weighted Average Ceiling Price	Weighted Average Fixed Price	Basis Differential	Index Price(1)	Fair Market Value (in thousands)
Cashless Collars:
2009
Natural gas	2,760,000	MMBtu	$6.75	$9.57	N/A	N/A	CIGRM	$9,729
Natural gas	2,450,000	MMBtu	$6.00	$10.80	N/A	N/A	NWPL	$6,342
Oil	101,200	Bbls	$86.82	$143.51	N/A	N/A	WTI	$1,680
2010
Natural gas	6,080,000	MMBtu	$6.00	$10.41	N/A	N/A	NWPL	$8,516
Natural gas	1,982,500	MMBtu	$4.87	$5.66	N/A	N/A	CIGRM	$256
Natural gas	2,140,000	MMBtu	$7.00	$11.00	N/A	N/A	TCO	$3,160
Oil	146,000	Bbls	$80.00	$148.13	N/A	N/A	WTI	$2,047
2011
Natural gas	2,140,000	MMBtu	$4.75	$6.00	N/A	N/A	CIGRM	$(670)
Swap Contracts:
2009
Natural gas	23,015,000	MMBtu	N/A	N/A	$6.70	N/A	CIGRM	$80,950
Natural gas	2,886,000	MMBtu	N/A	N/A	$7.92	N/A	PEPL	$12,694
Natural gas	610,000	MMBtu	N/A	N/A	$6.56	N/A	NWPL	$1,428
Oil	96,600	Bbls	N/A	N/A	$73.83	N/A	WTI	$184
2010
Natural gas	39,607,500	MMBtu	N/A	N/A	$6.60	N/A	CIGRM	$59,630
Natural gas	3,040,000	MMBtu	N/A	N/A	$6.52	N/A	NWPL	$4,552
Natural gas	1,666,000	MMBtu	N/A	N/A	$7.74	N/A	PEPL	$3,855
Natural gas	2,140,000	MMBtu	N/A	N/A	$9.43	N/A	DA	$6,973
Oil	54,750	Bbls	N/A	N/A	$72.50	N/A	WTI	$(143)
2011
Natural gas	23,350,000	MMBtu	N/A	N/A	$6.14	N/A	CIGRM	$6,321
Natural gas	7,017,500	MMBtu	N/A	N/A	$6.17	N/A	NWPL	$2,454
2012
Natural gas	915,000	MMBtu	N/A	N/A	$5.96	N/A	CIGRM	$(194)
Basis Only Swap Contracts(2):
2009
Natural gas	1,840,000	MMBtu	N/A	N/A	N/A	$(2.08)	NWPL	$(1,895)
Natural gas	610,000	MMBtu	N/A	N/A	N/A	$(1.75)	CIGRM	$(448)
2010
Natural gas	6,690,000	MMBtu	N/A	N/A	N/A	$(2.49)	NWPL	$(10,163)
Natural gas	6,250,000	MMBtu	N/A	N/A	N/A	$(2.34)	CIGRM	$(8,064)
2011
Natural gas	7,300,000	MMBtu	N/A	N/A	N/A	$(1.72)	NWPL	$(5,276)
2012
Natural gas	3,660,000	MMBtu	N/A	N/A	N/A	$(1.24)	NWPL	$(846)
Natural gas	3,660,000	MMBtu	N/A	N/A	N/A	$(1.20)	CIGRM	$(703)

The following table includes all hedges entered into subsequent to June 30, 2009 through July 24, 2009:

Contract	Total Hedged Volumes	Quantity Type	Weighted Average Floor Price	Weighted Average Ceiling Price	Weighted Average Fixed Price	Basis Differential	Index Price(1)
Swap Contracts:
2009
Natural gas	305,000	MMBtu	N/A	N/A	$5.45	N/A	DA
Natural gas	305,000	MMBtu	N/A	N/A	$5.33	N/A	TCO
2010
Natural gas	450,000	MMBtu	N/A	N/A	$5.45	N/A	DA
Natural gas	450,000	MMBtu	N/A	N/A	$5.33	N/A	TCO
Natural gas	152,500	MMBtu	N/A	N/A	$6.02	N/A	CIGRM
2011
Natural gas	225,000	MMBtu	N/A	N/A	$6.02	N/A	CIGRM

(1)	CIGRM refers to Colorado Interstate Gas Rocky Mountains, TCO refers to Columbia Gas Transmission Corporation for Appalachia, NWPL refers to Northwest Pipeline Corporation, DA refers to Dominion Transmission Inc. for Appalachia and PEPL refers to Panhandle Eastern Pipe Line Company price as quoted in Platt’s Inside FERC on the first business day of each month. WTI refers to West Texas Intermediate price as quoted on the New York Mercantile Exchange.
(2)	Represents a swap of the basis between the NYMEX price and the spot price of the index listed under Index Price above.

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

By using derivative instruments that are not traded or settled on an exchange to hedge exposures to changes in commodity prices, we expose ourselves to the credit risk of our counterparties. Credit risk is the potential failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty is expected to owe us, which creates credit risk. To minimize the credit risk in derivative instruments, it is our policy to enter into derivative contracts only with counterparties that are creditworthy financial institutions deemed by management as competent and competitive market makers and who are lenders in our Amended Credit Facility, affiliates of lenders in our Amended Credit Facility, or potential lenders in our Amended Credit Facility. The creditworthiness of our counterparties is subject to continual review. Furthermore, with the exception of one counterparty, our derivative contracts are documented with industry standard contracts known as a Schedule to the Master Agreement and International Swaps and Derivative Association, Inc. Master Agreement (“ISDA”). The ISDAs contain set-off provisions that, in the event of counterparty default, allow us to net our receivables with amounts that we owe the counterparties under our Amended Credit Facility or other general obligations. As of June 30, 2009, JP Morgan Chase & Company, J. Aron & Company (a subsidiary of Goldman, Sachs & Company) and Bank of Montreal accounted for 40.8%, 29.3% and 17.5%, respectively, of the net fair market value of our derivative asset balance. The counterparty with whom we currently do not have an ISDA in place represents 1.3% of the fair value of the net fair market value of our derivative asset balance. We believe all of these institutions currently are acceptable credit risks. We are not required to provide credit support or collateral to any of our counterparties other than cross collateralization with the properties securing our Amended Credit Facility, nor are they required to provide credit support to us. As of July 24, 2009, we do not have any past due receivables from any of our counterparties.

Capital Expenditures

Our capital expenditures are summarized in the following tables:

	Six Months Ended June 30,
	2009	2008
	(in millions)
Basin/Area
Piceance	$145.7	$104.2
Uinta	63.2	77.2
Paradox	17.4	—
Powder River	8.9	16.5
Wind River	1.4	15.0
Other	6.0	14.1

Total	$242.6	$227.0

	Six Months Ended June 30,
	2009	2008
	(in millions)
Acquisitions of proved and unevaluated properties and other real estate	$65.5	$9.6
Drilling, development, exploration and exploitation of natural gas and oil properties	163.4	209.0
Geologic and geophysical costs, exploratory dry hole costs and abandonment expense	12.2	7.1
Furniture, fixtures and equipment	1.5	1.3

Total	$242.6	$227.0

Total unevaluated properties increased $2.9 million to $318.1 million at June 30, 2009 from $315.2 million at December 31, 2008. The increase was principally a result of the acquisition of Cottonwood Gulch acreage in the Piceance Basin for $60.0 million, offset by a decrease in wells in progress related to existing wells being turned to production with their associated balances being reclassified from unevaluated oil and gas properties to proved oil and gas properties. In addition, an overall decrease in our drilling activity during 2009 has reduced our unevaluated properties balance.

Due to current commodity price forecasts and capital markets constraints, we plan to align capital spending, before acquisitions, with cash flow from operations. Our current estimate is for a capital expenditure budget of up to $410.0 million, including the $60.0 million acquisition of the Cottonwood Gulch properties in the Piceance Basin, which may be adjusted throughout the year as business conditions warrant. We believe that we have sufficient available liquidity through 2009 with the Amended Credit Facility, our hedge positions, cash flow from operations along with our recently completed 9.875% Senior Notes offering. Future cash flows are subject to a number of variables, including our level of natural gas and oil production, commodity prices and operating costs. There can be no assurance that operations and other capital resources will provide sufficient amounts of cash flow to maintain planned levels of capital expenditures.

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

Financing Activities

Credit Facility. On April 15, 2009, we amended our credit facility (the “Amended Credit Facility”). The Amended Credit Facility bears interest, based on the borrowing base usage, at the applicable London Interbank Offered Rate (“LIBOR”) plus applicable margins ranging from 1.75% to 2.50% (an increase from 1.25% to 2.00% previously) or an alternate base rate, based upon the greater of the prime rate, the federal funds effective rate plus 0.5% or the adjusted one month LIBOR plus 1.00% plus applicable margins ranging from 0.75% to 1.50% (an increase from 0.25% to 1.00% previously). The average annual interest rates incurred on the Amended Credit Facility were 2.2% and 3.7% for the three months ended June 30, 2009 and 2008, respectively. Prior to our Senior Notes offering on July 8, 2009, the Amended Credit Facility had commitments of $592.8 million and, based on year-end 2008 reserves and hedge positions, a borrowing base of $600.0 million. Effective July 8, 2009, the borrowing base and commitments were reduced to $537.5 million as a result of the Senior Notes offering. Future borrowing bases will be computed based on proved natural gas and oil reserves, hedge positions and estimated future cash flows from those reserves, as well as any other outstanding debt. The borrowing base is required to be redetermined twice per year. We pay commitment fees ranging from 0.35% to 0.50% of the unused borrowing base. The Amended Credit Facility is secured by natural gas and oil properties representing at least 80% of the value of our proved reserves and the pledge of all of the stock of our subsidiaries. For information concerning the effect of changes in interest rates on interest payments under this facility, see “— Quantitative and Qualitative Disclosure about Market Risk — Interest Rate Risks” below.

As of June 30, 2009 and December 31, 2008, borrowings outstanding under the Amended Credit Facility totaled $299.0 and $254.0 million, respectively. The Amended Credit Facility contains certain financial covenants. We are currently in compliance with all financial covenants and have complied with all financial covenants for all prior periods.

We have two interest rate derivative contracts to manage our exposure to changes in interest rates. The first contract is a floating-to-fixed interest rate swap for a notional amount of $10.0 million, and the second is a floating-to-fixed interest rate collar for a notional amount of $10.0 million, both to terminate on December 12, 2009. Under the swap, we will make payments to (or receive payments from) the contract counterparty when the variable rate of one-month LIBOR falls below (or exceeds) the fixed rate of 4.70%. Under the collar, we will make payments to (or receive payments from) the contract counterparty when the variable rate falls below the floor rate of 4.50% or exceeds the ceiling rate of 4.95%. Our interest rate derivative instruments have been designated as cash flow hedges in accordance with SFAS No. 133. Changes in fair value of the interest rate swaps or collars are reported in OCI, to the extent the hedge is effective, until the forecasted transaction occurs, at which time they are recorded as adjustments to interest expense. Ineffectiveness related to such derivative instruments was de minimis for both the three and six months ended June 30, 2009 and 2008.

During the three and six months ended June 30, 2009, settlement payments on the interest rate derivative contracts, which were included in interest expense, were $0.2 million and $0.4 million, respectively. We anticipate that all originally forecasted transactions will occur by the end of the originally specified time periods. As of June 30, 2009, based on current projected interest rates, the amount to be reclassified from accumulated other comprehensive income to net income in the next 12 months would be a reduction of approximately $0.3 million. At June 30, 2009, the estimated fair value of the interest rate derivatives was a liability of $0.4 million.

Convertible Notes. On March 12, 2008, we issued $172.5 million aggregate principal amount of Convertible Notes. The full $172.5 million principal amount of the Convertible Notes is currently outstanding. The Convertible Notes mature on March 15, 2028, unless earlier converted, redeemed or purchased by us. The conversion price is approximately $66.33 per share of our common stock, equal to the applicable conversion rate of 15.0761 shares of our common stock, subject to adjustment upon certain events. Upon conversion of the Convertible Notes, holders will receive, at our election, cash, shares of common stock or a combination of cash and shares of common stock. The Convertible Notes bear interest at a rate of 5% per annum, payable semi-annually in arrears on March 15 and September 15 of each year, beginning September 15, 2008. There is no established market for the Convertible Notes. The Convertible Notes are not traded on a public exchange. Therefore, based on market-based parameters of the various components of the Convertible Note, the estimated fair value was approximately $156.1 million as of June 30, 2009.

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

Holders may convert their Convertible Notes into cash, shares of our common stock or a combination of cash and shares of our common stock, as elected by us, at any time prior to the close of business on September 20, 2027 if any of the following conditions are satisfied: (1) if the closing price of our common stock reaches specified thresholds or the trading price of the Convertible Notes falls below specified thresholds; (2) if the Convertible Notes have been called for redemption; (3) if we make certain significant distributions to holders of our common stock, or (4) we enter into specified corporate transactions, none of which occurred during the three or six months ended June 30, 2009 or through the date of the filing of this Form 10-Q. After September 20, 2027, holders may surrender their Convertible Notes for conversion at any time prior to the close of business on the business day immediately preceding the maturity date regardless of whether any of the foregoing conditions have been satisfied.

In addition, following certain corporate transactions that constitute a qualifying fundamental change, we are required to increase the applicable conversion rate for a holder who elects to convert its Convertible Notes in connection with such corporate transactions in certain circumstances.

Effective January 1, 2009, we adopted FSP APB 14-1, which required retrospective application. Upon adoption, we recorded a debt discount of $23.1 million as of the date of the issuance of the Convertible Notes. The debt discount is amortized as additional non-cash interest expense over the expected term of the Convertible Notes through March 2012. Total non-cash interest expense related to the Convertible Notes was $1.6 million and $3.1 million for the three and six months ended June 30, 2009, respectively, and $1.5 million and $1.8 million for the three and six months ended June 30, 2008, respectively. The amount of the interest expense recognized for the three and six months ended June 30, 2009 related to the 5% contractual interest coupon that is paid in cash was $2.2 million and $4.3 million, respectively, for the three and six months ended for both June 30, 2009 and 2008. Including the non-cash interest expense, the effective interest rate on our Convertible Notes is 9.7% per annum.

As of June 30, 2009, the net carrying amount of the Convertible Notes was as follows (amounts in thousands):

Principal amount of the Convertible Notes	$172,500
Unamortized debt discount	(16,525)

Carrying amount of the Convertible Notes	$155,975

Senior Notes. On July 8, 2009, we issued $250.0 million in principal amount of 9.875% Senior Notes due 2016 (“Senior Notes”) at 95.172% of par. The Senior Notes will mature on July 15, 2016, and interest is paid in arrears semi-annually on January 15 and June 15 beginning January 15, 2010. The net proceeds of $232.3 million (net of related offering costs) were used to repay a portion of the outstanding balance under our Amended Credit Facility, which reduced the outstanding borrowings under the Amended Credit Facility to $64.0 million as of July 8, 2009. The Senior Notes rank equal in right of payment with the existing Convertible Notes. The Senior Notes are guaranteed by our wholly-owned subsidiaries (“Guarantor Subsidiaries”).

The Senior Notes are redeemable, at our option, at 104.938% of the principal amount after July 15, 2013, declining to 100.00% in 2015. Prior to July 15, 2013, we may at our option redeem the Senior Notes at a make-whole price comprised of the greater of 100% of the principal amount or the present value of 104.938% of the principal amount plus a make-whole amount. The make-whole amount is the present value of the remaining interest payments due on the Senior Notes as if such notes were redeemed on July 15, 2013 computed using a discount rate equal to the Treasury Rate plus 50 basis points, over the principal amount of the Senior Notes. We may redeem up to 35% of the aggregate principal amount of the Senior Notes at a price of 109.875% of the principal amount plus accrued interest upon the issuance of equity securities until July 15, 2012. If a specified change of control occurs, we must make an offer to purchase the Senior Notes at 101% of the principal amount plus any accrued interest. Additionally, certain asset dispositions that are not reinvested in 360 days may require us to offer to purchase the Senior Notes at 100% of principal plus accrued interest. The Senior Notes include certain covenants that limit our ability to incur additional indebtedness, pay dividends, make restricted payments, create liens, and sell assets.

As a result of the guarantee by the Guarantor Subsidiaries of the Senior Notes, the terms of the Convertible Notes require the Guarantor Subsidiaries to also guarantee the Convertible Notes.

Contractual Obligations. A summary of our contractual obligations as of June 30, 2009 is provided in the following table (in thousands):

	Payments Due By Year
	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter	Total
	(in thousands)
Notes payable (1)	$—	$299,000	$—	$—	$—	$—	$299,000
Convertible Notes (2)	8,625	8,625	178,945	—	—	—	196,195
Purchase commitments (3)(7)	4,425	3,852	1,648	—	—	—	9,925
Drilling rig commitments (4)(7)	20,274	9,985	1,538	—	—	—	31,797
Office and office equipment leases and other	3,497	2,276	629	226	222	616	7,466
Firm transportation and processing agreements (7)(8)	27,749	39,755	52,962	54,651	53,903	299,905	528,925
Asset retirement obligations (5)	998	8,039	2,677	1,386	472	34,256	47,828
Derivative liability (6)	2,958	3,538	5,967	699	—	—	13,162

Total	$68,526	$375,070	$244,366	$56,962	$54,597	$334,777	$1,134,298

(1)	Included in notes payable is the outstanding principal amount under our Amended Credit Facility. This table does not include future commitment fees, interest expense or other fees on our Amended Credit Facility because the Amended Credit Facility is a floating rate instrument, and we cannot determine with accuracy the timing of future loan advances, repayments or future interest rates to be charged.
(2)	On March 12, 2008, we issued $172.5 million aggregate principal amount of Convertible Notes. For purposes of contractual obligations, we assume that the holders of our Convertible Notes will not exercise the conversion feature, and we will repay the $172.5 million in cash in 2012. We currently expect to call the Convertible Notes for redemption in 2012 or have them put to us. We are also obligated to make annual interest payments equal to $8.6 million.
(3)	We have one take-or-pay carbon dioxide (“CO2”) purchasing agreement that expires in October 2011 whereby we have a minimum volume commitment to purchase CO2 at a contracted price. The contract provides for CO2 used in fracturing operations in our West Tavaputs field. Should we not take delivery of the minimum volume required, we would be obligated to pay for the deficiency. At this time, our planned volumes needed exceed the minimum requirement and we do not anticipate any deficiency payments.
(4)	We currently have three drilling rigs under contract. Two contracts expire in 2010, and one contract expires in 2011.
(5)	Neither the ultimate settlement amounts nor the timing of our asset retirement obligations can be precisely determined in advance. See “Critical Accounting Policies and Estimates” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2008 for a more detailed discussion of the nature of the accounting estimates involved in estimating asset retirement obligations.
(6)	Derivative liabilities represent the fair value for oil and gas commodity derivatives and interest rate derivatives presented as liabilities in our Unaudited Condensed Consolidated Balance Sheets as of June 30, 2009. The ultimate settlement amounts of our derivative liabilities are unknown because they are subject to continuing market fluctuations. See “Critical Accounting Policies and Estimates” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2008 for a more detailed discussion of the nature of the accounting estimates involved in valuing derivative instruments.

(7)	The values in the table represent the gross amounts that we are financially committed to pay. However, we record in our financials our proportionate share based on our working interest and net revenue interest, which will vary from basin to basin.
(8)	We have entered into contracts that provide firm processing rights and firm transportation capacity on pipeline systems. The remaining terms on these contracts range from one to 14 years and require us to pay transportation demand and processing charges regardless of the amount of pipeline capacity utilized by us.

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

Commodity Price Risk

Our primary market risk exposure is in the price we receive for our natural gas and oil production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot regional market prices applicable to our U.S. natural gas production. Pricing for natural gas and oil production has been volatile and unpredictable for several years, and we expect this volatility to continue in the future. The prices we receive for production depend on many factors outside of our control including volatility in the differences between product prices at sales points and the applicable index price. Based on our average daily production and our price swap and collar contracts in place for the six months ended June 30, 2009, our annual income before income taxes would have decreased by approximately $0.9 million for each $0.10 decrease per MMBtu in natural gas prices and approximately $0.2 million for each $1.00 per barrel decrease in crude oil prices.

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

For the remaining two quarters of 2009, we have financial hedges in place for 32,331,000 MMBtu of natural gas production and approximately 197,800 Bbls of oil production. As of July 24, 2009, we have hedges in place for 57,708,500 MMBtu of natural gas production and 200,750 Bbls of oil production for 2010 and 32,732,500 MMBtu of natural gas production for 2011. In addition, we have basis only swaps in place for 2,450,000 MMBtu of natural gas for 2009, 12,940,000 MMBtu of natural gas for 2010, 7,300,000 MMBtu of natural gas for 2011 and 7,320,000 MMBtu of natural gas for 2012. These hedges are summarized in the table presented above under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources and Liquidity — Commodity Hedging Activities.”

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

Through a basis only swap, we have fixed the price differential on our natural gas production between NYMEX and a specific delivery location. In a basis only swap, the counterparty is required to make a payment to us if the price differential is greater than the fixed price. We are required to make a payment to the counterparty if the price differential is less than the fixed price. We will consider entering into hedge transactions based on a NYMEX price in the future with a volume equal to the volume for our basis only swaps, thereby effectively fixing a price for CIGRM or NWPL.

Through cashless collars, we have fixed the minimum and maximum price we will receive on a portion of our natural gas and oil production. In a cashless collar transaction, the counterparty is required to make a payment to us for the difference between the fixed floor price and the settlement price if the settlement price is below the fixed floor price. We are required to make a payment to the counterparty for the difference between the fixed ceiling price and the settlement price if the fixed ceiling price is below the settlement price. Neither party is required to make a payment if the settlement price falls between the fixed floor and ceiling prices. These hedges are summarized in the table presented under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources and Liquidity — Commodity Hedging Activities.”

Interest Rate Risks

At June 30, 2009, we had debt outstanding under our Amended Credit Facility of $299.0 million, which bears interest at floating rates in accordance with our Amended Credit Facility. The average annual interest rate incurred on this debt for the six months ended June 30, 2009 was 2.2%. A 1.0% increase in each of the average LIBOR rate and federal funds rate for the six months ended June 30, 2009 would have resulted in an estimated $1.4 million increase in interest expense assuming a similar average debt level to the six months ended June 30, 2009. We also had $172.5 million principal amount of Convertible Notes outstanding at June 30, 2009, which have a fixed cash interest rate of 5.0% per annum.

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

Evaluation of Disclosure Controls and Procedures

Based on an evaluation carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), were effective as of June 30, 2009.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Various proposed Federal legislation initiatives may decrease our ability, and increase the cost, to enter into hedge transactions.

Various measures are being proposed by Congress that would further regulate hedging transactions. This legislation could make it more difficult and costly for us to enter into hedging transactions by requiring that we post collateral to a central clearing exchange. Because we currently enter into hedges with counterparties who are affiliated with lenders under our credit facility, we are not required to post collateral for those transactions. If we are required to post collateral, we would have to do so by utilizing cash or letters of credit, which would reduce our liquidity position and increase costs. Decreasing our ability to enter into hedging transactions would expose us to additional risks related to commodity price volatility and impair our ability to have certainty with respect to a portion of our cash flow, which could lead to decreases in capital spending and therefore decreases in future production and reserves.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Securities

There were no sales of unregistered equity securities during the period covered by this report.

Issuer Purchases of Equity Securities

The following table contains information about our acquisitions of equity securities during the three months ended June 30, 2009:

Period	Total Number of Shares (1)	Weighted Average Price Paid Per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1 – 30, 2009	1,524	$24.64	—	—
May 1 – 31, 2009	125	32.10	—	—
June 1 – 30, 2009	—	—	—	—

Total	1,649	$25.21	—	—

(1)	Represents shares delivered by employees to satisfy the exercise price of stock options and tax withholding obligations in connection with the exercise of stock options and/or shares withheld from employees to satisfy tax withholding obligations in connection with the vesting of shares of common stock issued pursuant to our employee incentive plans.

Item 3.	Defaults upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of the Security Holders.

At the Company’s annual meeting of stockholders held on May 14, 2009, the results of the balloting were as follows:

Election of two Class II Directors to our Board of Directors.

Name of Nominee	Votes For	Votes Withheld
James M. Fitzgibbons	42,024,619	883,874
Randy I. Stein	41,271,677	1,636,816

Ratification of Deloitte & Touche, LLP as Independent Registered Public Accounting Firm.

Votes For	Votes Against	Votes Abstaining
42,830,962	13,448	64,083

Stockholder proposal requesting that the Board of Directors take the steps necessary to eliminate the classification of terms of the Board of Directors to require that all directors stand for election annually.

Votes For	Votes Against	Votes Abstaining	Broker Non-Votes
24,420,201	15,221,993	54,338	3,211,961

In their discretion, the proxies are authorized to vote upon such other business as may properly come before the meeting or any adjournment or postponement thereof.

Votes For	Votes Against	Votes Abstaining
17,903,201	23,363,312	1,641,980

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

Exhibit Number	Description of Exhibits
1.1	Underwriting Agreement, dated June 30, 2009, among Bill Barrett Corporation, its subsidiaries, as guarantors, and Banc of America Securities LLC, Deutsche Bank Securities Inc., and J.P. Morgan Securities Inc., as representatives of the several underwriters identified therein. [Incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed with the Commission on June 30, 2009.]

3.1	Restated Certificate of Incorporation of Bill Barrett Corporation. [Incorporated by reference to Exhibit 3.4 of our Current Report on Form 8-K filed with the Commission on December 20, 2004.]

3.2	Bylaws of Bill Barrett Corporation. [Incorporated by reference to Exhibit 3.5 of our Current Report on Form 8-K filed with the Commission on December 20, 2004.]

4.1(a)	Specimen Certificate of Common Stock. [Incorporated by reference to Exhibit 4.1 of Amendment No. 1 to our Registration Statement on Form 8-A filed with the Commission on December 20, 2004.]

4.1(b)	Indenture, dated March 12, 2008, between Bill Barrett Corporation and Deutsch Bank Trust Company Americas, as Trustee. [Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed with the Commission on March 12, 2008.]

4.2(a)	Registration Rights Agreement, dated March 28, 2002, among Bill Barrett Corporation and the investors named therein. [Incorporated by reference to Exhibit 4.2 of Amendment No. 2 to our Registration Statement on Form S-1 (Registration No. 333-114554) filed with the Commission on August 31, 2004.]

4.2(b)	First Supplemental Indenture, dated March 12, 2008, by and between Bill Barrett Corporation and Deutsche Bank Trust Company Americas, as Trustee (including form of 5% Convertible Senior Notes due 2028). [Incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed with the Commission on March 12, 2008.]

4.3	Stockholders’ Agreement, dated March 28, 2002 and as amended to date, among Bill Barrett Corporation and the investors named therein. [Incorporated by reference to Exhibit 4.3 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-114554) filed with the Commission on August 31, 2004.]

4.4	Form of Rights Agreement concerning Shareholder Rights Plan, which includes as Exhibit A thereto the Certificate of Designations of Series A Junior Participating Preferred Stock of Bill Barrett Corporation, and, as Exhibit B thereto the Form of Right Certificate. [Incorporated by reference to Exhibit 4.4 to Amendment No. 1 to our Registration Statement on Form 8-A filed with the Commission on December 20, 2004.]

4.5	Form of Certificate of Designations of Series A Junior Participating Preferred Stock of Bill Barrett Corporation. [Incorporated by reference to Exhibit 4.4 (Exhibit A) to Amendment No. 1 to our Registration Statement on Form 8-A filed with the Commission on December 20, 2004.]

4.6	Form of Right Certificate. [Incorporated by reference to Exhibit 4.4 (Exhibit A) to Amendment No. 1 to our Registration Statement on Form 8-A filed with the Commission on December 24, 2004.]

10.1(a)	Second Amended and Restated Credit Agreement, dated March 17, 2006, among Bill Barrett Corporation and the banks named therein. [Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on March 22, 2006.]

10.1(b)	First Amendment to Second Amended and Restated Credit Agreement dated as of November 6, 2007 among Bill Barrett Corporation and the banks named therein. [Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on November 7, 2007.]

10.1(c)	Second Amendment to Second Amended and Restated Credit Agreement dated as of March 4, 2008, among Bill Barrett Corporation, as borrower, the Guarantors, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto. [Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on March 10, 2008.]

10.1(d)	Third Amendment to Second Amended and Restated Credit Agreement dated as of October 20, 2008, among Bill Barrett Corporation and the banks named therein. [Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on October 21, 2008.]

10.1(e)	Fourth Amendment to Second Amendment and Restated Credit Agreement dated as of April 15, 2009, among Bill Barrett Corporation and the banks named therein. [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 16, 2009.]

10.2	Stock Purchase Agreement, dated March 28, 2002, among Bill Barrett Corporation and the investors named therein. [Incorporated by reference to Exhibit 10.2 to Amendment No. 2 to our Registration Statement on Form S-1 (Registration No. 333-114554) filed with the Commission on August 31, 2004.]

10.3(a)*	Form of Indemnification Agreement dated April 15, 2004, between Bill Barrett Corporation and each of the directors and certain executive officers of the Company. [Incorporated by reference to Exhibit 10.10(a) to Amendment No. 2 to our Registration Statement on Form S-1 (Registration No. 333-114554) filed with the Commission on August 31, 2004.]

10.3(b)*	Schedule of officers and directors party to Indemnification Agreements dated April 15, 2004 with Bill Barrett Corporation. [Incorporated by reference to Exhibit 10.10(b) to Amendment No. 2 to our Registration Statement on Form S-1 (Registration No. 333-114554) filed with the Commission on August 31, 2004.]

10.4*	Amended and Restated 2002 Stock Option Plan. [Incorporated by reference to Exhibit 10.12 to Amendment No. 2 to our Registration Statement on Form S-1 (Registration No. 333-114554) filed with the Commission on August 31, 2004.]

10.5(a)*	Form of Tranche A Stock Option Agreement for 2002 Stock Option Plan. [Incorporated by reference to Exhibit 10.13(a) to Amendment No. 4 to our Registration Statement on Form S-1 (Registration No. 333-114554) filed with the Commission on October 13, 2004.]

10.5(b)*	Form of Tranche B Stock Option Agreement for 2002 Stock Option Plan. [Incorporated by reference to Exhibit 10.13(b) to Amendment No. 4 to our Registration Statement on Form S-1 (Registration No. 333-114554) filed with the Commission on October 13, 2004.]

10.6*	2003 Stock Option Plan. [Incorporated by reference to Exhibit 10.14 to Amendment No. 3 to our Registration Statement on Form S-1 (Registration No. 333-114554) filed with the Commission on September 22, 2004.]

10.7*	Form of Stock Option Agreement for 2003 Stock Option Plan. [Incorporated by reference to Exhibit 10.15 to Amendment No. 4 to our Registration Statement on Form S-1 (Registration No. 333-114554) filed with the Commission on October 13, 2004.]

10.8	Form of Management Rights Agreement between Bill Barrett Corporation and certain investors. [Incorporated by reference to Exhibit 10.16 to Amendment No. 4 to our Registration Statement on Form S-1 (Registration No. 333-114554) filed with the Commission on October 13, 2004.]

10.9	Regulatory Sideletter, dated March 28, 2002, between J.P. Morgan Partners (BHCA), L.P. and Bill Barrett Corporation. [Incorporated by reference to Exhibit 10.17 to Amendment No. 4 to our Registration Statement on Form S-1 (Registration No. 333-114554) filed with the Commission on October 13, 2004.]

10.10*	Form of Change in Control Severance Protection Agreement, revised as of November 16, 2006, for named executive officers. [Incorporated by reference to Exhibit 10.10 to our Annual Report on Form 10-K for the year ended December 31, 2006.]

10.11*	2004 Stock Incentive Plan. [Incorporated by reference to Exhibit 10.21 to Amendment No. 4 to our Registration Statement on Form S-1 (Registration No. 333-114554) filed with the Commission on October 13, 2004.]

10.12*	Revised Form of Stock Option Agreement for 2004 Stock Option Plan. [Incorporated by reference to Exhibit 10.19 to our Annual Report on Form 10-K for the year ended December 31, 2005.]

10.13*	Form of Restricted Common Stock Award Agreement for 2004 Stock Incentive Plan. [Incorporated by reference to Exhibit 10-19 to our Annual Report on Form 10-K for the year ended December 31, 2005.]

10.14(a)*	Form of Performance Vesting Restricted Stock Agreement for 2004 Stock Incentive Plan. [Incorporated by reference to Exhibit 10-19 to our Annual Report on Form 10-K for the year ended December 31, 2005.]

10.14(b)*	Form of Performance Vesting Restricted Stock Agreement for 2004 Stock Incentive Plan (2009 Temporary Supplemental Grant). [Incorporated by reference to Exhibit 10.14(b) to our Quarterly Report on Form 10-Q for the three months ended March 31, 2009.]

10.15*	2008 Stock Incentive Plan. [Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on May 16, 2008.]

10.16*	Form of Stock Option Agreement for 2008 Stock Incentive Plan. [Incorporated by reference to Exhibit 10.16 to our Annual Report on Form 10-K for the year ended December 31, 2008.]

10.17*	Severance Plan. [Incorporated by reference to Exhibit 10.23 to Amendment No. 4 to our Registration Statement on Form S-1 (Registration No. 333-114554) filed with the Commission on October 13, 2004.]

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BILL BARRETT CORPORATION

Date: August 4, 2009	By:	/s/ Fredrick J. Barrett
Fredrick J. Barrett
Chairman of the Board of Directors and Chief Executive Officer
(Principal Executive Officer)

Date: August 4, 2009	By:	/s/ Robert W. Howard
Robert W. Howard
Chief Financial Officer
(Principal Financial Officer)