Form 10-Q
period 2010-06-30
BILL BARRETT CORP
filed 2010-08-03
CIK 1172139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No

There were 45,972,170 shares of $0.001 par value common stock outstanding on July 23, 2010.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

BILL BARRETT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2010	December 31, 2009
	(in thousands, except share and per share data)
Assets:
Current Assets:
Cash and cash equivalents	$50,241	$54,405
Accounts receivable, net of allowance for doubtful accounts of $742 for June 30, 2010 and $886 for December 31, 2009	62,638	62,573
Prepayments and other current assets	7,540	4,600
Derivative assets	91,057	58,461

Total current assets	211,476	180,039
Property and Equipment — At cost, successful efforts method for oil and gas properties:
Proved oil and gas properties	2,551,013	2,360,200
Unevaluated oil and gas properties, excluded from amortization	272,084	274,819
Oil and gas properties held for sale	0	5,604
Furniture, equipment and other	26,252	24,727

	2,849,349	2,665,350
Accumulated depreciation, depletion, amortization and impairment	(1,096,239)	(1,006,090)

Total property and equipment, net	1,753,110	1,659,260
Derivative Assets	17,846	17,181
Deferred Financing Costs and Other Noncurrent Assets	19,037	9,643

Total	$2,001,469	$1,866,123

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts payable and accrued liabilities	$87,769	$71,992
Amounts payable to oil and gas property owners	21,824	20,155
Production taxes payable	31,770	34,584
Derivative and other current liabilities	2,740	9,354
Deferred income taxes	26,851	17,207

Total current liabilities	170,954	153,292
Note Payable to Bank	0	5,000
Senior Notes	239,105	238,478
Convertible Senior Notes	161,577	158,772
Asset Retirement Obligations	49,151	46,785
Liabilities Associated with Assets Held for Sale	0	1,579
Deferred Income Taxes	253,515	218,307
Derivatives and Other Noncurrent Liabilities	6,560	15,355
Stockholders’ Equity:
Common stock, $0.001 par value; authorized 150,000,000 shares; 45,975,168 and 45,475,585 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively, with 863,121 and 686,421 shares subject to restrictions, respectively	45	45
Additional paid-in capital	799,915	792,418
Retained earnings	244,857	181,682
Treasury stock, at cost: zero shares at June 30, 2010 and December 31, 2009	0	0
Accumulated other comprehensive income	75,790	54,410

Total stockholders’ equity	1,120,607	1,028,555

Total	$2,001,469	$1,866,123

See notes to unaudited condensed consolidated financial statements.

BILL BARRETT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands, except share and per share amounts)
Operating and Other Revenues:
Oil and gas production	$186,300	$147,560	$349,949	$317,736
Commodity derivative gain (loss)	7,676	(8,963)	2,012	(34,919)
Other	2,649	293	2,474	813

Total operating and other revenues	196,625	138,890	354,435	283,630
Operating Expenses:
Lease operating expense	13,581	10,236	26,022	21,916
Gathering, transportation and processing expense	18,487	12,728	34,457	23,752
Production tax expense	9,042	4,377	17,331	5,303
Exploration expense	654	782	955	1,542
Impairment, dry hole costs and abandonment expense	988	10,546	3,867	10,731
Depreciation, depletion and amortization	65,900	63,960	122,434	122,717
General and administrative expense	13,968	13,260	27,744	26,640

Total operating expenses	122,620	115,889	232,810	212,601

Operating Income	74,005	23,001	121,625	71,029
Other Income and Expense:
Interest and other income	105	52	125	250
Interest expense	(11,199)	(5,223)	(21,322)	(10,352)

Total other income and expense	(11,094)	(5,171)	(21,197)	(10,102)

Income before Income Taxes	62,911	17,830	100,428	60,927
Provision for Income Taxes	23,713	7,222	37,253	23,906

Net Income	$39,198	$10,608	$63,175	$37,021

Net Income Per Common Share, Basic	$0.87	$0.24	$1.40	$0.83

Net Income Per Common Share, Diluted	$0.86	$0.24	$1.39	$0.83

Weighted Average Common Shares Outstanding, Basic	45,080,349	44,730,955	44,995,474	44,674,870

Weighted Average Common Shares Outstanding, Diluted	45,521,264	45,005,055	45,456,430	44,811,165

See notes to unaudited condensed consolidated financial statements.

BILL BARRETT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(UNAUDITED)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Comprehensive Income (Loss)
	(in thousands)
Balance — December 31, 2008	$45	$775,652	$131,464	$0	$192,072	$1,099,233
Exercise of options, vesting of restricted stock and shares exchanged for exercise and tax withholding	0	880	0	(2,065)	0	(1,185)	$0
Excess tax benefit from option exercises	0	52	0	0	0	52	0
Stock-based compensation	0	17,899	0	0	0	17,899	0
Retirement of treasury stock	0	(2,065)	0	2,065	0	0	0
Comprehensive income (loss):
Net income	0	0	50,218	0	0	50,218	50,218
Effect of derivative financial instruments, net of $80,468 of taxes	0	0	0	0	(137,662)	(137,662)	(137,662)

Total comprehensive income (loss)							$(87,444)

Balance — December 31, 2009	$45	$792,418	$181,682	$0	$54,410	$1,028,555
Exercise of options, vesting of restricted stock and shares exchanged for exercise and tax withholding	0	2,457	0	(3,480)	0	(1,023)	$0
Stock-based compensation	0	8,520	0	0	0	8,520	0
Retirement of treasury stock	0	(3,480)	0	3,480	0	0	0
Comprehensive income:							0
Net income	0	0	63,175	0	0	63,175	63,175
Effect of derivative financial instruments, net of $12,581 of taxes	0	0	0	0	21,380	21,380	21,380

Total comprehensive income							$84,555

Balance — June 30, 2010	$45	$799,915	$244,857	$0	$75,790	$1,120,607

See notes to unaudited condensed consolidated financial statements.

BILL BARRETT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2010	2009
	(in thousands)
Operating Activities:
Net Income	$63,175	$37,021
Adjustments to reconcile to net cash provided by operations:
Depreciation, depletion and amortization	122,434	122,717
Deferred income taxes	32,282	19,452
Impairment, dry hole costs and abandonment expense	3,867	10,731
Unrealized derivative (gain) loss	(14,998)	33,896
Stock compensation and other non-cash charges	8,327	8,546
Amortization of debt discounts and deferred financing costs	5,661	3,572
Loss (gain) on sale of properties	(1,049)	66
Change in operating assets and liabilities:
Accounts receivable	(65)	25,266
Prepayments and other assets	(2,971)	(1,170)
Accounts payable, accrued and other liabilities	(3,551)	9,012
Amounts payable to oil and gas property owners	1,669	(6,720)
Production taxes payable	(2,814)	(250)

Net cash provided by operating activities	211,967	262,139
Investing Activities:
Additions to oil and gas properties, including acquisitions	(199,182)	(287,006)
Additions of furniture, equipment and other	(1,638)	(1,923)
Proceeds from sale of properties and other investing activities	2,268	2,714

Net cash used in investing activities	(198,552)	(286,215)
Financing Activities:
Proceeds from credit facility	20,000	100,000
Principal payments on credit facility	(25,000)	(55,000)
Proceeds from sale of common stock	2,387	482
Deferred financing costs and other	(14,966)	(946)

Net cash (used in) provided by financing activities	(17,579)	44,536

Increase (Decrease) in Cash and Cash Equivalents	(4,164)	20,460
Beginning Cash and Cash Equivalents	54,405	43,063

Ending Cash and Cash Equivalents	$50,241	$63,523

See notes to unaudited condensed consolidated financial statements.

BILL BARRETT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

June 30, 2010

1. Organization

Bill Barrett Corporation (the “Company”), a Delaware corporation, is an independent oil and gas company engaged in the exploration, development and production of natural gas and crude oil. Since its inception in January 2002, the Company has conducted its activities principally in the Rocky Mountain region of the United States.

2. Summary of Significant Accounting Policies

Basis of Presentation. The accompanying Unaudited Condensed Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying Unaudited Condensed Consolidated Financial Statements include all adjustments (consisting of normal and recurring accruals) considered necessary to present fairly the Company’s financial position as of June 30, 2010, the Company’s results of operations for the three and six months ended June 30, 2010 and 2009 and cash flows for the six months ended June 30, 2010 and 2009. Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the full year because of the impact of fluctuations in prices received for natural gas and oil, natural production declines, the uncertainty of exploration and development drilling results and other factors. For a more complete understanding of the Company’s operations, financial position and accounting policies, the Unaudited Condensed Consolidated Financial Statements and the notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 previously filed with the SEC.

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

Oil and Gas Properties. The Company’s oil and gas exploration and production activities are accounted for using the successful efforts method. Under this method, all property acquisition costs and costs of exploratory and development wells are capitalized when incurred, pending determination of whether the well has found proved reserves. If an exploratory well does not find proved reserves, the costs of drilling the well are charged to expense and included within cash flows from investing activities in the Unaudited Condensed Consolidated Statements of Cash Flows. The costs of development wells are capitalized whether productive or nonproductive. Oil and gas lease acquisition costs are also capitalized. Interest cost is capitalized as a component of property cost for significant exploration and development projects that require greater than six months to be readied for their intended use. The weighted average interest rates used to capitalize interest were 12.2% and 11.8% for the three and six months ended June 30, 2010, respectively, and 5.7% for both the three and six months ended June 30, 2009, which include interest and amortization of discounts and deferred financing fees on the Company’s Convertible Notes, its 9.875% Senior Notes due 2016 (“Senior Notes”) and its credit facility. The Company capitalized interest costs of $1.2 million and $2.5 million for the three and six months ended June 30, 2010, respectively, and $1.0 million and $1.8 million for the three and six months ended June 30, 2009, respectively.

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

Unevaluated oil and gas property costs are transferred to proved oil and gas properties if the properties are subsequently determined to be productive. Proceeds from sales of partial interests in unproved leases are accounted for as a recovery of cost without recognizing any gain until all costs are recovered. Unevaluated oil and gas properties are assessed periodically for impairment based on remaining lease terms, drilling results, reservoir performance, commodity price outlooks or future plans to develop acreage. During the six months ended June 30, 2010 and 2009, the Company did not recognize any non-cash impairment charges.

Materials and supplies consist primarily of tubular goods and well equipment to be used in future drilling operations or repair operations and are carried at the lower of cost or market value, on a first-in, first-out basis.

The following table sets forth the net capitalized costs and associated accumulated depreciation, depletion and amortization, and non-cash impairments relating to the Company’s natural gas and oil producing activities, including net capitalized costs associated with properties that were held for sale as of December 31, 2009 of $5.6 million in total proved properties, which is net of accumulated depreciation, depletion and amortization and non-cash impairments (see Note 5 for further information on properties held for sale):

	As of June 30, 2010	As of December 31, 2009
	(in thousands)
Proved properties	$434,600	$432,286
Wells and related equipment and facilities	1,894,127	1,724,269
Support equipment and facilities	213,952	199,952
Materials and supplies	8,334	9,297

Total proved oil and gas properties	2,551,013	2,365,804
Accumulated depreciation, depletion, amortization and impairment	(1,084,596)	(995,807)

Total proved oil and gas properties, net	$1,466,417	$1,369,997

Unevaluated properties	$152,594	$154,837
Wells and facilities in progress	119,490	119,982

Total unevaluated oil and gas properties, excluded from amortization	$272,084	$274,819

Net changes in capitalized exploratory well costs for the six months ended June 30, 2010 are reflected in the following table (in thousands):

Beginning of period	$51,494
Additions to capitalized exploratory well costs pending the determination of proved reserves	41,850
Reclassifications of wells, facilities and equipment based on the determination of proved reserves	(53,650)
Exploratory well costs charged to dry hole costs and abandonment expense (1)	(2,317)

End of period	$37,377

(1)	Excludes expired leasehold abandonment expense of $1.6 million.

The following table presents costs of exploratory wells for which drilling has been completed for a period of greater than one year and which are included in unevaluated oil and gas properties as of June 30, 2010, pending determination of whether the wells will be assigned proved reserves:

	Time Elapsed Since Drilling Completed
	1-2 Years	3-5 Years	Total
Costs of wells for which drilling has been completed (in thousands)	$12,842	$17,915	$30,757
Number of wells for which drilling has been completed	35	46	81

As of June 30, 2010, exploratory well costs that have been capitalized for a period greater than one year since the completion of drilling were $30.8 million, of which $12.0 million was related to 74 exploratory wells located in the Powder River Basin. In this basin, the Company drills wells into various coal seams. In order to produce gas from the coal seams, a period of dewatering lasting up to 24 months, or in some cases longer, is required prior to obtaining sufficient gas production to justify capital expenditures for compression and gathering and to classify the reserves as proved.

In addition to wells in the Powder River Basin, the Company has seven exploratory wells for a total of $18.8 million in exploratory well costs that have been capitalized for greater than one year. Five wells are located in the Paradox Basin, one well in the Big Horn Basin and one well in the Blacktail Ridge area of the Uinta Basin. The exploratory well costs are suspended pending the completion of an economic evaluation including, but not limited to, results of additional appraisal drilling, facilities, infrastructure, well test analysis, additional geological and geophysical data and approval of a development plan. Management believes these projects with suspended exploratory drilling costs have sufficient quantities of hydrocarbons to justify their potential development and is actively pursuing efforts to assess whether reserves can be attributed to their respective areas. If additional information becomes available that raises substantial doubt regarding the economic or operational viability of any of these projects, the associated costs will be expensed.

The Company reviews its proved oil and gas properties for impairment whenever events and circumstances indicate that a decline in the recoverability of their carrying value may have occurred. The Company estimates the expected undiscounted future cash flows of its oil and gas properties and compares such undiscounted future cash flows to the carrying amount of the oil and gas properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, the Company will adjust the carrying amount of the oil and gas properties to fair value. The factors used to determine fair value include, but are not limited to, recent sales prices of comparable properties, the present value of future cash flows, net of estimated operating and development costs using estimates of reserves, future commodity pricing, future production estimates, anticipated capital expenditures and various discount rates commensurate with the risk and current market conditions associated with realizing the expected cash flows projected. During the six months ended June 30, 2010 and 2009, the Company did not recognize any non-cash impairment charges.

The provision for DD&A of oil and gas properties is calculated on a field-by-field basis using the unit-of-production method. Oil is converted to natural gas equivalents, Mcfe, at the rate of one barrel to six Mcf. Estimated future dismantlement, restoration and abandonment costs, which are net of estimated salvage values, are taken into consideration.

New Accounting Pronouncements. In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2010-06, Improving Disclosures about Fair Value Measurements, which amends Accounting Standards Codification 820, Fair Value Measurements and Disclosures. The intent of this update is to improve disclosure requirements related to fair value measurements and disclosures. New disclosures are required regarding transfers in and out of Levels 1 and 2 and activity within Level 3 fair value measurements, as well as clarification of existing disclosures regarding the level of disaggregation of derivative contracts and disclosures about fair value measurement inputs and valuation techniques. With the exception of disclosures regarding purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, the new disclosures and clarifications of existing disclosures were effective for this filing and all new disclosure requirements have been incorporated. The disclosures regarding the roll forward of activity in Level 3 fair value measurements are effective for the Company beginning January 1, 2011. The adoption of these disclosure requirements is not expected to have a material impact on the Company’s financial statements.

3. Earnings Per Share

Basic net income per share of common stock is calculated by dividing net income attributable to common stock by the weighted average of common shares outstanding during each period. Diluted net income per share of common stock is calculated by dividing net income attributable to common stock by the weighted average of common shares outstanding and other dilutive securities. Potentially dilutive securities for the diluted earnings per share calculations consist of nonvested equity shares of common stock, in-the-money outstanding stock options to purchase the Company’s common stock and shares into which the Convertible Notes are convertible.

In satisfaction of its obligation upon conversion of the Convertible Notes, the Company may elect to deliver, at its option, cash, shares of its common stock or a combination of cash and shares of its common stock. The Company currently intends to settle the Convertible Notes in cash at or near the initial redemption date of March 26, 2012; therefore, the treasury stock method was used to measure the potentially dilutive impact of shares associated with that conversion feature. The Convertible Notes have not been dilutive since their issuance in March 2008, and therefore, do not impact the diluted earnings per share calculation for the three and six months ended June 30, 2010 and 2009. The dilutive earnings per share excludes the anti-dilutive effect of 230,147 and 272,200 shares of restricted stock and stock options for three and six months ended June 30, 2010, respectively, and 174,424 and 382,287 shares of restricted stock and stock options for the three and six months ended June 30, 2009, respectively.

The following table sets forth the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income	$39,198	$10,608	$63,175	$37,021
Adjustments to net income for dilution	0	0	0	0

Net income adjusted for the effect of dilution	$39,198	$10,608	$63,175	$37,021

Basic weighted-average common shares outstanding in period	45,080	44,731	44,995	44,675
Add dilutive effects of stock options and nonvested equity shares of common stock	441	274	461	136

Diluted weighted-average common shares outstanding in period	45,521	45,005	45,456	44,811

Basic income per common share	$0.87	$0.24	$1.40	$0.83

Diluted income per common share	$0.86	$0.24	$1.39	$0.83

4. Supplemental Disclosures of Cash Flow Information

Supplemental cash flow information is as follows (in thousands):

	Six Months Ended June 30,
	2010	2009
Cash paid for interest, net of amount capitalized	$16,680	$9,260
Cash paid for income taxes, net of refunds received	7,004	4,454
Supplemental disclosures of non-cash investing and financing activities:
Current liabilities that are reflected in investing activities	53,697	37,449
Current liabilities that are reflected in financing activities	49	0
Net increase (decrease) in asset retirement obligations	(869)	(870)
Treasury stock acquired from employee stock option exercises	70	1,915
Retirement of treasury stock	(3,480)	(1,915)

5. Dispositions and Property Held for Sale

At December 31, 2009, the Company had properties held for sale in its North Hill Creek field located in the Uinta Basin. In March 2010, the Company completed the sale of these properties. The Company received $3.1 million in cash proceeds and recognized a $0.9 million pre-tax loss, which is included in other operating revenues in the Unaudited Condensed Consolidated Statements of Operations for the six months ended June 30, 2010.

6. Long-Term Debt

Revolving Credit Facility

On March 16, 2010, the Company amended its credit facility (the “Amended Credit Facility”) and extended the maturity date to April 1, 2014. The Amended Credit Facility bears interest, based on the borrowing base usage, at the applicable London Interbank Offered Rate (“LIBOR”) plus applicable margins ranging from 2.0% to 3.0% or an alternate base rate (“ABR”), based upon the greater of the prime rate, the federal funds effective rate plus 0.5% or the adjusted one month LIBOR plus 1.0%, plus applicable margins ranging from 1.0% to 2.0%. The average annual interest rates incurred on the Amended Credit Facility were 2.3% and 2.2% for the three months ended June 30, 2010 and 2009, respectively, and 2.2% and 2.2% for the six months ended June 30, 2010 and 2009, respectively. Based on our year-end 2009 proved reserves and hedge positions, the borrowing base was increased to $800.0 million with commitments from 19 lenders of $700.0 million. Future borrowing bases will be computed based on proved natural gas and oil reserves, estimated future cash flows from those reserves and hedge positions, as well as any other outstanding debt or letters of credit of the Company. The borrowing base is required to be redetermined twice per year. The Company pays annual commitment fees of 0.5% of the unused amount of the commitments. The Amended Credit Facility is secured by natural gas and oil properties representing at least 80% of the value of the Company’s proved reserves and the pledge of all of the stock of the Company’s subsidiaries. The Amended Credit Facility also contains certain financial covenants. The Company currently is in compliance with all financial covenants and has complied with all financial covenants for all prior periods.

As of June 30, 2010, the Company did not have a balance outstanding under the Amended Credit Facility. As credit support for future payment under a contractual obligation, a $26.0 million letter of credit was issued under the Amended Credit Facility, effective May 4, 2010, which reduced the borrowing capacity of the Amended Credit Facility by $26.0 million to $674.0 million.

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

The Company recorded a debt discount of $23.1 million, which represented the fair value of the equity conversion feature as of the date of the issuance of the Convertible Notes. The debt discount is amortized as additional non-cash interest expense over the expected term of the Convertible Notes through March 2012. As of June 30, 2010, the net carrying amount of the Convertible Notes is as follows (amounts in thousands):

Principal amount of the Convertible Notes	$172,500
Unamortized debt discount	(10,923)

Carrying amount of the Convertible Notes	$161,577

As a result of the amortization of the debt discount through non-cash interest expense, the effective interest rate on the Company’s Convertible Notes is 9.7% per annum. The amount of the cash interest expense recognized with respect to the 5% contractual coupon and the non-cash interest expense related to the amortization of the debt discount and transaction costs on the Convertible Notes is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Cash interest	$2,156	$2,156	$4,313	$4,313
Non-cash interest	$1,723	$1,598	$3,375	$3,129

There is no active, public market for the Convertible Notes. Based on market-based parameters of the various components of the Convertible Notes and over-the-counter trades, the aggregate estimated fair value of the Convertible Notes was approximately $171.2 million as of June 30, 2010.

9.875% Senior Notes Due 2016

On July 8, 2009, the Company issued $250.0 million in aggregate principal amount of Senior Notes due 2016 at 95.172% of par, resulting in a discount of $12.1 million. The Senior Notes mature on July 15, 2016. Interest is payable in arrears semi-annually on January 15 and July 15 beginning, January 15, 2010. The Company received net proceeds of $232.3 million (net of related offering costs), which were used to repay a portion of the borrowings under the Amended Credit Facility. The Senior Notes are senior unsecured obligations of the Company and rank equal in right of payment with all of the Company’s other existing and future senior unsecured indebtedness, including the Company’s Convertible Notes. The Senior Notes are fully and unconditionally guaranteed by the subsidiaries that guarantee the Company’s indebtedness under the Amended Credit Facility. The Senior Notes include certain covenants that limit the Company’s ability to incur additional indebtedness, pay dividends, make restricted payments, create liens and sell assets. The Company currently is in compliance with all financial covenants and has complied with all financial covenants for all prior periods.

The debt discount is amortized as additional non-cash interest expense over the term of the Senior Notes. As of June 30, 2010, the net carrying amount of the Senior Notes was as follows (amounts in thousands):

Principal amount of the Senior Notes	$250,000
Unamortized debt discount	(10,895)

Carrying amount of the Senior Notes	$239,105

As a result of the amortization of the debt discount through non-cash interest expense, the effective interest rate on the Company’s Senior Notes is 11.3% per annum. The amount of the cash interest expense recognized with respect to the 9.875% contractual interest coupon and the non-cash interest expense related to the amortization of the debt discount and transaction costs on the Senior Notes is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Cash interest	$6,172	—	$12,344	—
Non-cash interest	$554	—	$1,105	—

The aggregate estimated fair value of the Senior Notes was approximately $267.5 million as of June 30, 2010 based on quoted market trades of these instruments.

7. Asset Retirement Obligations

The estimated fair value of the future costs associated with dismantlement, abandonment and restoration of oil and gas properties is recorded generally upon acquisition or completion of a well. The net estimated costs are discounted to present values using a credit-adjusted, risk-free rate over the estimated economic life of the oil and gas properties. Such costs are capitalized as part of the related asset. The asset is depleted on the units-of-production method on a field-by-field basis. The associated liability is classified in current and long-term liabilities in the Unaudited Condensed Consolidated Balance Sheets. The liability is periodically adjusted to reflect (1) new liabilities incurred, (2) liabilities settled during the period, (3) accretion expense and (4) revisions to estimated future cash flow requirements. The accretion expense is recorded as a component of depreciation, depletion and amortization expense in the Unaudited Condensed Consolidated Statement of Operations.

A reconciliation of the Company’s asset retirement obligations for the six months ended June 30, 2010 is as follows (in thousands):

Beginning of period	$49,067
Liabilities incurred	1,740
Liabilities settled	(2,698)
Accretion expense	1,725
Revisions to estimate	0

End of period	$49,834
Less: current asset retirement obligations	683

Long-term asset retirement obligations	$49,151

8. Fair Value Measurements

Assets and Liabilities Measured on a Recurring Basis

The Company’s financial instruments, including cash and cash equivalents, accounts and notes receivable and accounts payable are carried at cost, which approximates fair value due to the short-term maturity of these instruments. The recorded value of the Amended Credit Facility, as discussed in Note 6, approximates its fair value due to its floating rate structure. The Company’s other financial and non-financial assets and liabilities that are measured on a recurring basis are measured and reported at fair value.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and financial liabilities as of June 30, 2010 that were measured at fair value on a recurring basis. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of assets and liabilities and their placement within the fair value hierarchy levels.

	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Deferred Compensation Plan Assets	$50	$0	$0	$50
Commodity Derivatives	$0	$108,903	$0	$108,903
Liabilities
Commodity Derivatives	$0	$(8,472)	$0	$(8,472)

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

Level 1 Fair Value Measurements - The Company maintains a non-qualified deferred compensation plan (as discussed in more detail in Note 13) which allows certain management employees to defer receipt of a portion of their compensation. The Company maintains assets for the deferred compensation plan in a rabbi trust. The assets of the rabbi trust are invested in publicly traded mutual funds and are recorded in other current and other long-term assets on the Unaudited Condensed Consolidated Balance Sheets. These financial assets are reported at fair value based on active market quotes, which represent Level 1 inputs.

Level 2 Fair Value Measurements - The fair value of the natural gas and crude oil forwards and options are estimated using a combined income and market valuation methodology with a mid-market pricing convention based upon forward commodity price and volatility curves. The curves are obtained from independent pricing services reflecting broker market quotes. The Company did not make any adjustments to the obtained curves. The pricing services publish observable market information from multiple brokers and exchanges. No proprietary models are used by the pricing services for the inputs. The Company utilized the counterparties’ valuations to assess the reasonableness of the Company’s valuations.

Level 3 Fair Value Measurements - As of June 30, 2010, and for the six months ended June 30, 2010, the Company did not have assets or liabilities measured under a Level 3 fair value hierarchy.

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

9. Derivative Instruments

The Company uses financial derivative instruments as part of its price risk management program to achieve a more predictable cash flow from its production revenues by reducing its exposure to price fluctuations. The Company has entered into financial commodity swap and collar contracts to fix the floor and ceiling prices related to the sale of a portion of the Company’s production. The Company does not enter into derivative instruments for speculative or trading purposes. As of June 30, 2010, the Company had hedges in place for 26,600,000 gallons of natural gas liquids (“NGL”) through 2010, 440,400 Bbls of crude oil through 2011, 74,037,000 MMBtu of natural gas through 2012, and 20,765,000 MMBtu of natural gas basis through 2012.

In addition to financial contracts, the Company may at times be party to various physical commodity contracts for the sale of natural gas that cover varying periods of time and have varying pricing provisions. These physical commodity contracts qualify for the normal purchase and normal sale exception and, therefore, are not subject to hedge or mark-to-market accounting. The financial impact of physical commodity contracts is included in oil and gas production revenues at the time of settlement.

All derivative instruments, other than those that meet the normal purchase and normal sale exception as mentioned above, are recorded at fair market value and included in the Unaudited Condensed Consolidated Balance Sheets as assets or liabilities. The following table summarizes the location and fair value amounts of all derivative instruments in the Unaudited Condensed Consolidated Balance Sheets as of June 30, 2010:

	Derivative Assets		Derivative Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in thousands)
Derivatives Designated as Cash Flow Hedges
Current
Commodity Contracts	Derivative Assets	$100,914	Derivative Assets(2)	$134
Commodity Contracts	Derivative and Other Current Liabilities(1)(3)	1,099	Derivative and Other Current Liabilities(3)	0
Long Term
Commodity Contracts	Derivative Assets	18,231	Derivative Asset (2)	385
Commodity Contracts	Derivatives and Other Noncurrent Liabilities(1)(4)	3,122	Derivatives and Other Noncurrent Liabilities(4)	0

Total derivatives designated as hedging instruments		$123,366		$519

Derivatives Not Designated as Cash Flow Hedges
Current
Commodity Contracts	Derivative Assets	$4,678	Derivative Assets(2)	$14,401
Commodity Contracts	Derivative and Other Current Liabilities(1)(3)	66	Derivative and Other Current Liabilities(3)	3,470
Long Term
Commodity Contracts	Derivative and Other Noncurrent Liabilities(1)(4)	0	Derivatives and Other Noncurrent Liabilities(4)	9,289

Total derivates not designated as hedging instruments		$4,744		$27,160

Total Derivatives		$128,110		$27,679

(1)	Amounts are netted against derivative liability balances from the same counterparty, and, therefore, are presented as a net liability on the Company’s Unaudited Condensed Consolidated Balance Sheets.

(2)	Amounts are netted against derivative asset balances from the same counterparty, and, therefore, are presented as a net asset on the Company’s Unaudited Condensed Consolidated Balance Sheets.
(3)	This line item on the Unaudited Condensed Consolidated Balance Sheets also includes $0.4 million of other current liabilities.
(4)	This line item on the Unaudited Condensed Consolidated Balance Sheets also includes $0.4 million of other noncurrent liabilities.

For derivative instruments that qualify and are designated as cash flow hedges, changes in fair value, to the extent the hedges are effective, are recognized in accumulated other comprehensive income (“AOCI”) until the forecasted transaction occurs. The Company will reclassify the appropriate cash flow hedge amounts from AOCI to oil and gas production revenues in the Unaudited Condensed Consolidated Statements of Operations as the hedged production quantity is sold. Based on projected market prices as of June 30, 2010, the amount to be reclassified from AOCI to net income in the next 12 months would be an after-tax net gain of approximately $62.9 million. Any actual increase or decrease in revenues will depend upon market conditions over the period during which the forecasted transactions occur. The Company anticipates that all originally forecasted transactions related to the Company’s derivatives that continue to be accounted for as cash flow hedges will occur by the end of the originally specified time periods.

The commodity hedge instruments designated as cash flow hedges are at highly liquid trading locations but may contain slight differences compared to the delivery location of the forecasted sale, which may result in ineffectiveness. Although those derivatives may not achieve 100% effectiveness for accounting purposes, the Company believes that its derivative instruments continue to be highly effective in achieving its risk management objectives. The ineffective portion of commodity hedge derivatives is reported in commodity derivative gain (loss) in the Unaudited Condensed Consolidated Statements of Operations. The following table summarizes the cash flow hedge gains and losses and their locations on the Unaudited Condensed Consolidated Balance Sheet as of June 30, 2010 and the Unaudited Condensed Consolidated Statement of Operations for the three months ended June 30, 2010:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI (net of tax)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (before tax)	Location of Gain (Loss) on Ineffective Hedges		Amount of Gain (Loss) Recognized in Income on Ineffective Hedges (before tax)
	(in thousands)
Commodity Contracts	$(27,795)	Oil and Gas Production	$49,889	Commodity Derivative Gain	(Loss)	$(659)

The following table summarizes the cash flow hedge gains and losses and their locations on the Unaudited Condensed Consolidated Balance Sheet as of June 30, 2010 and the Unaudited Condensed Consolidated Statement of Operations for the six months ended June 30, 2010:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI (net of tax)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (before tax)	Location of Gain (Loss) on Ineffective Hedges		Amount of Gain (Loss) Recognized in Income on Ineffective Hedges (before tax)
	(in thousands)
Commodity Contracts	$21,380	Oil and Gas Production	$70,898	Commodity Derivative Gain	(Loss)	$(266)

During the derivative’s term, if the Company determines that the hedge is no longer effective or necessary, hedge accounting is prospectively discounted. All subsequent changes in the derivative’s fair value are recorded in earnings, and all accumulated gains and losses, based on the effective portion of the derivative at that date, recorded in AOCI will remain in AOCI and are reclassified to earnings when the underlying transaction occurs. If the forecasted transaction to which the hedging instrument had been designated is no longer probable of occurring within the specified time period, the hedging instrument loses cash flow hedge accounting treatment, and all subsequent mark-to-market gains and losses are recorded in earnings and all accumulated gains or losses recorded in AOCI related to the hedging instrument are also reclassified to earnings.

Some of the Company’s commodity derivatives do not qualify or are not designated as cash flow hedges but are, to a degree, an economic offset to the Company’s commodity price exposure. If a commodity derivative instrument does not qualify or is not designated as a cash flow hedge, the change in the fair value of the derivative is recognized in commodity derivative gain (loss) in the Unaudited Condensed Consolidated Statements of Operations. These mark-to-market adjustments produce a degree of earnings volatility but have no cash flow impact relative to changes in market prices. The Company’s cash flow is only impacted when the underlying physical sales transaction takes place in the future and when the associated derivative instrument contract is settled by making or receiving a payment to or from the counterparty. Realized gains and losses of commodity derivative instruments that do not qualify as cash flow hedges are recognized in commodity derivative gain (loss) in the Unaudited Condensed Consolidated Statements of Operations and are reflected in cash flows from operations on the Unaudited Condensed Consolidated Statements of Cash Flows.

In addition to the swaps and collars discussed above, the Company has entered into basis only swaps. Basis only swaps hedge the difference between the New York Mercantile Exchange (“NYMEX”) gas price and the price received for the Company’s natural gas production at a specific delivery location. Although the Company believes that this is an appropriate part of a mitigation strategy, the basis only swaps do not qualify for hedge accounting because the total future cash flow has not been fixed. As a result, the changes in fair value of these derivative instruments are recorded in earnings and recognized in commodity derivative gain (loss) in the Unaudited Condensed Consolidated Statements of Operations. As of June 30, 2010, the Company had basis only swaps in place for a portion of the Company’s anticipated natural gas production revenue in 2010, 2011 and 2012 for a total of 20,765,000 MMbtu. The Company recognized $13.4 million and $12.6 million in unrealized net gains and $8.6 million and $13.4 million in realized losses within commodity derivative gain (loss) in the Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2010, respectively, attributable to these basis only swaps.

The Company has also entered into swap contracts to hedge the amount received related to NGL resulting from the processing of our natural gas. The NGL hedges were not designated as cash flow hedges, and the fair value of these derivative instruments were recorded in earnings. As of June 30, 2010, the Company had NGL hedges in place for a total of 26,600,000 gallons. The Company recognized $3.5 million and $3.0 million in unrealized gain within commodity derivative gain (loss) in the Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2010, respectively, attributable to these NGL swaps. Realized gains associated with NGL swaps were immaterial for the three and six months ended June 30, 2010.

The following table summarizes the location in the Unaudited Condensed Consolidated Statements of Operations and amounts of realized and unrealized gains and losses on derivative instruments that do not qualify for hedge accounting for the three and six months ended June 30, 2010:

Derivatives Not Designated as Hedging Instruments	Location of Gain Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives for the Three Months Ended June 30, 2010	Amount of Gain (Loss) Recognized in Income on Derivatives for the Six Months Ended June 30, 2010
		(in thousands)	(in thousands)
Commodity Contracts	Commodity Derivative Gain (Loss)	$8,335	$2,278

The Company was a party to various swap and collar contracts for natural gas and NGL, including basis only swaps that settled during the three and six months ended June 30, 2010 and 2009. As a result, the Company recognized a net increase in natural gas production revenues related to these contracts of $40.8 million and $56.7 million in the three and six months ended June 30, 2010, respectively, and an increase of revenues of $73.4 million and $157.4 million related to these contracts in the three and six months ended June 30, 2009, respectively. The Company was also a party to various swap and collar contracts for oil, recognizing an increase to oil production revenues related to these contracts of $0.8 million and $1.2 million in the three and six months ended June 30, 2010, respectively, and an increase of revenues of $1.9 million and $5.1 million related to these contracts in the three and six months ended June 30, 2009, respectively.

The table below summarizes the realized and unrealized gains and losses the Company recognized related to its oil and natural gas derivative instruments for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Realized gain on derivatives designated as cash flow hedges (1)	$49,889	$76,335	$70,898	$163,454

Realized loss on derivatives not designated as cash flow hedges (2)	$(8,223)	$(1,023)	$(12,986)	$(1,023)
Unrealized ineffectiveness loss recognized on derivatives designated as cash flow hedges (2)	(659)	(599)	(266)	(6,462)
Unrealized gain (loss) on derivatives not designated as cash flow hedges (2)	16,558	(7,341)	15,264	(27,434)

Total commodity derivative gain (loss)	$7,676	$(8,963)	$2,012	$(34,919)

(1)	Included in “Oil and gas production” revenues in the Unaudited Condensed Consolidated Statements of Operations.
(2)	Included in “Commodity derivative gain (loss)” in the Unaudited Condensed Consolidated Statements of Operations.

Derivative financial instruments that hedge the price of oil and gas are generally executed with major financial or commodities trading institutions that expose the Company to market and credit risks and may, at times, be concentrated with certain counterparties or groups of counterparties. The Company has hedges in place with 12 different counterparties. Although notional amounts are used to express the volume of these contracts, the amounts potentially subject to credit risk, in the event of non-performance by the counterparties, are substantially smaller. The creditworthiness of counterparties is subject to continual review by management, and the Company believes all of these institutions currently are acceptable credit risks. Full performance is anticipated, and the Company has no past due receivables from any of its counterparties.

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

10. Income Taxes

The Company accounts for uncertainty in income taxes for tax positions taken or expected to be taken in a tax return in accordance with the FASB’s rules on income taxes. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on technical merits. During the six months ended June 30, 2010, there was no change to the Company’s liability for uncertain tax positions.

The Company’s policy is to classify accrued penalties and interest related to unrecognized tax benefits in the Company’s income tax provision. As of June 30, 2010, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the three or six months ended June 30, 2010.

Income tax expense for the three and six months ended June 30, 2010 and 2009 differs from the amounts that would be provided by applying the U.S. federal income tax rate to income before income taxes principally due to the effect of state income taxes, stock-based compensation and other operating expenses not deductible for income tax purposes.

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

The Company may occasionally acquire treasury stock, which is recorded at cost, in connection with the vesting and exercise of share-based awards or for other reasons. As of June 30, 2010, all treasury stock held by the Company was retired.

12. Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income and related tax effects for the six months ended June 30, 2010 were as follows:

	Gross	Tax Effect	Net of Tax
	(in thousands)
Accumulated other comprehensive income—December 31, 2009	$87,280	$(32,870)	$54,410
Unrealized change in fair value of cash flow hedges	104,859	(39,159)	65,700
Reclassification adjustment for realized gains on hedges included in net income	(70,898)	26,578	(44,320)

Accumulated other comprehensive income—June 30, 2010	$121,241	$(45,451)	$75,790

13. Equity Incentive Compensation Plans and Other Employee Benefits

The Company maintains various stock-based compensation plans and other employee benefits as discussed below. Stock-based compensation is measured at the grant date based on the value of the awards, and the fair value is recognized on a straight-line basis over the requisite service period (usually the vesting period).

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

In February 2010, the Compensation Committee approved a new performance share program (the “2010 Program”) pursuant to the Company’s 2008 Stock Incentive Plan (the “2008 Incentive Plan”). A total of 325,000 shares under the 2008 Incentive Plan were set aside for this program. The 2010 Program has the same four-year term and vesting provisions as the 2007 Program. For the year ending December 31, 2010, the performance goals consist of finding and development costs per Mcfe (weighted at 37.5%), combined lease operating expenses and general and administrative expenses (weighted at 25%) and production growth (weighted at 37.5%). In February 2010, a total of 226,465 performance-based nonvested equity shares of common stock were granted under the 2010 Program, and the grant date fair value was $30.94 per share. However, based upon the number of shares expected to vest through February 2011, the Company did not recognize any non-cash stock-based compensation cost associated with these shares for the three and six months ended June 30, 2010.

In February 2010, the Company also issued 56,611 of nonvested equity awards that are subject to a market performance-based vesting condition, which is based on the Company’s total stockholder return (“TSR”) ranking relative to a defined peer group’s individual TSRs. The aggregate grant date fair value of the market-based awards was $1.4 million based on a per-unit fair value of $29.31, which was determined using the Monte Carlo simulation method. The fair value of the market-based awards is amortized ratably over the four year requisite service period. All compensation expense related to the market-based awards will be recognized if the requisite service period is fulfilled, even if the market condition is not achieved. The Company recognized $0.1 million and $0.2 million of compensation expense attributable to these awards for the three and six months ended June 30, 2010, respectively.

Stock Options and Nonvested Equity Shares. The following tables present the equity awards granted pursuant to the Company’s various stock compensation plans:

	Three Months Ended June 30, 2010		Six Months Ended June 30, 2010
	Number of options	Weighted Average Price Per Share	Number of Options	Weighted Average Price Per Share
Options to purchase shares of common stock	7,500	$33.46	532,306	$30.99

	Three Months Ended June 30, 2010		Six Months Ended June 30, 2010
	Number of shares	Weighted Average Grant Date Fair Value	Number of shares	Weighted Average Grant Date Fair Value
Nonvested equity shares common stock	12,250	$33.51	218,736	$30.60
Nonvested performance-based equity shares	0	—	226,465	$30.94
Market performance-based equity shares	0	—	56,611	$29.31

Total shares granted	12,250		501,812

The following table presents the non-cash stock-based compensation related to equity awards for the three and six months ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Common stock options	$2,150	$1,932	$4,175	$3,771
Nonvested equity common stock	1,693	1,762	3,390	3,403
Nonvested performance-based equity	0	310	182	801
Market performance-based equity	78	0	151	0

Total non-cash stock-based compensation	$3,921	$4,004	$7,898	$7,975

Unrecognized compensation cost as of June 30, 2010 was $31.5 million related to grants of nonvested stock options and nonvested equity shares of common stock that are expected to be recognized over a weighted-average period of 2.6 years. This amount includes $1.3 million related to the market-based nonvested equity shares that is expected to be recognized ratably through February 2014.

Other Employee Benefits-401(k) Savings Plan. The Company has an employee-directed 401(k) savings plan (the “401(k) Plan”) for all eligible employees over the age of 21. Employees become eligible the quarter following the beginning of their employment. Under the 401(k) Plan, employees may make voluntary contributions based upon a percentage of their pretax income.

The Company matches 100% of each employee’s contribution, up to 6% of the employee’s pretax income, with 50% of the match made with the Company’s common stock. The Company’s cash and common stock contributions and shares of common stock are fully vested upon the date of match. The Company made matching cash and common stock contributions of $0.4 million and $1.0 million for the three and six months ended June 30, 2010, respectively.

Director Fees. The Company’s non-employee, or outside, directors may elect to receive their annual retainer and meeting fees in the form of the Company’s common stock issued pursuant to the Company’s 2004 Incentive Plan. After each quarter, shares with a value equal to the fees payable for that quarter, calculated using the closing price on the last trading day before the end of the quarter, will be delivered to each outside director who elected before that quarter to receive shares of the Company’s common stock for payment of the director fees. For the three and six months ended June 30, 2010, the Company issued 2,541 and 4,844 shares, respectively, of common stock for payment of directors’ fees and recognized $0.1 million and $0.1 million, respectively, of non-cash stock-based compensation cost associated with the issuance of those shares.

Deferred Compensation Plan. In February 2010, the Compensation Committee approved a non-qualified deferred compensation plan for certain employees and officers whose eligibility to participate in the plan was determined by the Compensation Committee of the Company’s Board of Directors. The plan became effective on April 3, 2010. The Company will make cash matching contributions on behalf of eligible employees up to 6% of the employee’s cash compensation once the contribution limits are reached on the Company’s 401(k) plan. All amounts deferred and matched under the plan vest immediately.

Participants earn a return on their deferred compensation based on investment earning of participant-selected mutual funds. Participants’ deferred compensation amounts are not directly invested in these investment vehicles; however, the Company tracks the performance of each participant’s investment selections and adjusts the deferred compensation liability accordingly. Changes in the market value of the participants’ investment selections are recorded as an adjustment to deferred compensation liabilities, with an offset to compensation expense in the Unaudited Condensed Consolidated Statements of Operations. Deferred compensation, including accumulated earnings on the participant-directed investment selections, is distributable in cash at participant-specified dates or upon retirement, death, disability, change in control or termination of employment.

The table below summarizes the activity in the plan during the six months ended June 30, 2010 and the Company’s ending deferred compensation liability as of June 30, 2010 (amounts in thousands):

Beginning deferred compensation liability balance	$0
Employee contributions	33
Company matching contributions	19
Participant earnings (losses)	(2)

Ending deferred compensation liability balance	$50

Amount to be paid within one year	$10
Remaining balance to be paid beyond one year	$40

The Company is not obligated to fund the liability. It has, however, established a rabbi trust to offset the deferred compensation liability and protect the interest of the plan participants. The trust assets are invested in publicly traded mutual funds. The investments in the rabbi trust seek to offset the change in the value of the related liability. As a result, there is no expected impact on earnings or earnings per share from the changes in market value of the investment assets because the changes in market value of the trust assets are offset by changes in the value of the deferred compensation plan liability. The gains and losses from changes in fair value of the investments are included in interest and other income in the Unaudited Condensed Consolidated Statements of Operations.

The following table represents the Company’s investment assets held in the rabbi trust as of June 30, 2010:

Beginning investment balance	$0
Investment purchases	52
Earnings (losses)	(2)

Ending investment balance	$50

14. Guarantor Subsidiaries

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

The following condensed consolidating financial statements have been prepared from the Company’s financial information on the same basis of accounting as the Unaudited Condensed Consolidated Financial Statements. Investments in the subsidiaries are accounted for under the equity method. Accordingly, the entries necessary to consolidate the Company and the Guarantor Subsidiaries are reflected in the Intercompany Eliminations column.

Condensed Consolidating Balance Sheets (Unaudited)

	June 30, 2010
	(in thousands)
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Assets:
Current assets	$210,964	$512	$0	$211,476
Property and equipment, net	1,666,982	86,128	0	1,753,110
Intercompany receivable (payable)	64,911	(64,911)	0	0
Investment in subsidiaries	(5,252)	0	5,252	0
Noncurrent assets	36,883	0	0	36,883

Total assets	$1,974,488	$21,729	$5,252	$2,001,469

Liabilities and Stockholders’ Equity:
Current liabilities	$170,248	$706	$0	$170,954
Long-term debt	400,682	0	0	400,682
Deferred income taxes	227,893	25,622	0	253,515
Other noncurrent liabilities	55,058	653	0	55,711
Stockholders’ equity	1,120,607	(5,252)	5,252	1,120,607

Total liabilities and stockholders’ equity	$1,974,488	$21,729	$5,252	$2,001,469

	December 31, 2009
	(in thousands)
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Assets:
Current assets	$179,718	$321	$0	$180,039
Property and equipment, net	1,570,183	89,077	0	1,659,260
Intercompany receivable (payable)	67,202	(67,202)	0	0
Investment in subsidiaries	(4,673)	0	4,673	0
Noncurrent assets	26,824	0	0	26,824

Total assets	$1,839,254	$22,196	$4,673	$1,866,123

Liabilities and Stockholders’ Equity:
Current liabilities	$152,655	$637	$0	$153,292
Long-term debt	402,250	0	0	402,250
Deferred income taxes	192,685	25,622	0	218,307
Other noncurrent liabilities	63,109	610	0	63,719
Stockholders’ equity	1,028,555	(4,673)	4,673	1,028,555

Total liabilities and stockholders’ equity	$1,839,254	$22,196	$4,673	$1,866,123

Condensed Consolidating Statements of Income (Unaudited)

	Three Months Ended June 30, 2010
	(in thousands)
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Operating and other revenues	$193,103	$3,522	$0	$196,625
Operating costs and expenses	104,953	3,699	0	108,652
General and administrative	13,968	0	0	13,968
Interest and other income (expense)	(11,094)	0	0	(11,094)

Income (loss) before income taxes and equity in earnings (loss) of subsidiaries	63,088	(177)	0	62,911
Income tax expense	23,713	0	0	23,713
Equity in earnings (loss) of subsidiaries	(177)	0	177	0

Net income (loss)	$39,198	$(177)	$177	$39,198

	Six Months Ended June 30, 2010
	(in thousands)
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Operating and other revenues	$347,416	$7,019	$0	$354,435
Operating costs and expenses	197,468	7,598	0	205,066
General and administrative	27,744	0	0	27,744
Interest and other income (expense)	(21,197)	0	0	(21,197)

Income (loss) before income taxes and equity in earnings (loss) of subsidiaries	101,007	(579)	0	100,428
Income tax expense	37,253	0	0	37,253
Equity in earnings (loss) of subsidiaries	(579)	0	579	0

Net income (loss)	$63,175	$(579)	$579	$63,175

Condensed Consolidating Statements of Income (Unaudited)

	Three Months Ended June 30, 2009
	(in thousands)
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Operating and other revenues	$137,270	$1,620	$0	$138,890
Operating costs and expenses	99,375	3,254	0	102,629
General and administrative	13,260	0	0	13,260
Interest and other income (expense)	(5,171)	0	0	(5,171)

Income (loss) before income taxes and equity in earnings (loss) of subsidiaries	19,464	(1,634)	0	17,830
Income tax expense	7,222	0	0	7,222
Equity in earnings (loss) of subsidiaries	(1,634)	0	1,634	0

Net income (loss)	$10,608	$(1,634)	$1,634	$10,608

	Six Months Ended June 30, 2009
	(in thousands)
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Operating and other revenues	$280,347	$3,283	$0	$283,630
Operating costs and expenses	180,355	5,606	0	185,961
General and administrative	26,640	0	0	26,640
Interest and other income (expense)	(10,102)	0	0	(10,102)

Income (loss) before income taxes and equity in earnings (loss) of subsidiaries	63,250	(2,323)	0	60,927
Income tax expense	23,906	0	0	23,906
Equity in earnings (loss) of subsidiaries	(2,323)	0	2,323	0

Net income (loss)	$37,021	$(2,323)	$2,323	$37,021

Condensed Consolidating Statements of Cash Flows (Unaudited)

	Six Months Ended June 30, 2010
	(in thousands)
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Cash flows from operating activities	$209,171	$2,796	$0	$211,967
Cash flows from investing activities:
Additions to oil and gas properties, including acquisitions	(198,521)	(661)	0	(199,182)
Additions to furniture, fixtures and other	(1,354)	(284)	0	(1,638)
Proceeds from sale of properties and other investing activities	2,268	0	0	2,268
Cash flows from financing activities:
Proceeds from debt	20,000	0	0	20,000
Principal payments on debt	(25,000)	0	0	(25,000)
Intercompany transfers	1,851	(1,851)	0	0
Other financing activities	(12,579)	0	0	(12,579)

Change in cash and cash equivalents	(4,164)	0	0	(4,164)
Beginning cash and cash equivalents	54,405	0	0	54,405

Ending cash and cash equivalents	$50,241	$0	$0	$50,241

	Six Months Ended June 30, 2009
	(in thousands)
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Cash flows from operating activities	$261,263	$876	$0	$262,139
Cash flows from investing activities:
Additions to oil and gas properties, including acquisitions	(285,734)	(1,272)	0	(287,006)
Additions to furniture, fixtures and other	(1,688)	(235)	0	(1,923)
Proceeds from sale of properties and other investing activities	2,714	0	0	2,714
Cash flows from financing activities:
Proceeds from debt	100,000	0	0	100,000
Principal payments on debt	(55,000)	0	0	(55,000)
Intercompany transfers	(631)	631	0	0
Other financing activities	(464)	0	0	(464)

Change in cash and cash equivalents	20,460	0	0	20,460
Beginning cash and cash equivalents	43,063	0	0	43,063

Ending cash and cash equivalents	$63,523	$0	$0	$63,523

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the following risks and uncertainties:

•	volatility of market prices received for natural gas, natural gas liquids (“NGL”) and oil;

•	regulatory approvals;

•	legislative or regulatory changes;

•	derivative activities;

•	exploration risks such as drilling unsuccessful wells;

•	ability to obtain adequate pipeline transportation capacity for our production;

•	future processing volumes and pipeline throughput;

•	economic and competitive conditions;

•	debt and equity market conditions;

•	reductions in the borrowing base under the Amended Credit Facility;

•	the potential for production decline rates from our wells to be greater than we expect;

•	changes in estimates of proved reserves;

•	potential failure to achieve expected production from existing and future exploration or development projects;

•	declines in the values of our natural gas and oil properties resulting in impairments;

•	capital expenditures and other contractual obligations;

•	environmental liabilities that are not covered by an effective indemnity or insurance;

•	higher than expected costs and expenses including production, drilling and well equipment costs;

•	occurrence of property acquisitions or divestitures;

•	changes in tax rates; and

•

other uncertainties, as well as those factors discussed below and in our Annual Report on Form 10-K for the year ended December 31, 2009 under the “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” sections and in Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q, all of which are difficult to predict.

In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. Readers should not place undue reliance on these forward-looking statements, which reflect management’s views only as of the date hereof. Other than as required under the securities laws, we do not undertake any obligation to publicly correct or update any forward-looking statements whether as a result of changes in internal estimates or expectations, new information, subsequent events or circumstances or otherwise.

Overview

Bill Barrett Corporation (“we,” “our” or “us”) explore for and develop oil and natural gas in the Rocky Mountain region of the United States. We intend to increase stockholder value by profitably growing reserves and production, primarily through drilling our development properties. We seek high quality exploration and development projects with potential for providing long-term drilling inventories that generate high returns. Substantially all of our revenues are generated through the sale of natural gas and oil production at market prices and the settlement of commodity hedges.

We were formed in January 2002 and are incorporated in the State of Delaware. We began active natural gas and oil operations in March 2002 upon the acquisition of properties in the Wind River Basin of Wyoming. Also in 2002, we completed two additional acquisitions of properties in the Uinta (Utah), Wind River (Wyoming), Powder River (Wyoming) and Williston (North Dakota, South Dakota and Montana) Basins. In early 2003, we completed an acquisition of largely undeveloped coalbed methane properties located in the Powder River Basin. In September 2004, we acquired properties in and around the Gibson Gulch field in the Piceance Basin of Colorado. In December 2004, we completed our initial public offering of 14,950,000 shares of our common stock at a price to the public of $25.00 per share. We received net proceeds of $347.3 million after deducting underwriting fees and other offering costs. We completed an acquisition in May 2006 of coalbed methane properties located in the Powder River Basin. In June 2007, we completed the sale of our Williston Basin properties. In June 2009, we completed an acquisition of unproved undeveloped acreage in the Cottonwood Gulch area of the Piceance Basin.

Results of Operations

The financial information for the three and six months ended June 30, 2010 and 2009 that is discussed below is unaudited. In the opinion of management, such information contains all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for such periods. The results of operations for interim periods are not necessarily indicative of the results of operations for the full fiscal year.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

	Six Months Ended June 30,		Increase (Decrease)
	2010	2009	Amount	Percent
	($ in thousands, except per unit data)
Operating Results:
Operating and Other Revenues
Oil and gas production	$349,949	$317,736	$32,213	10%
Commodity derivative gain (loss)	2,012	(34,919)	36,931	106%
Other	2,474	813	1,661	204%
Operating Expenses
Lease operating expense	26,022	21,916	4,106	19%
Gathering, transportation and processing expense	34,457	23,752	10,705	45%
Production tax expense	17,331	5,303	12,028	227%
Exploration expense	955	1,542	(587)	(38)%
Impairment, dry hole costs and abandonment expense	3,867	10,731	(6,864)	(64)%
Depreciation, depletion and amortization	122,434	122,717	(283)	0%
General and administrative expense (1)	20,003	18,902	1,101	6%
Non-cash stock-based compensation expense (1)	7,741	7,738	3	0%

Total operating expenses	$232,810	$212,601	$20,209	10%
Production Data:
Natural gas (MMcf)	43,965	42,141	1,824	4%
Oil (MBbls)	473	338	135	40%
Combined volumes (MMcfe)	46,803	44,169	2,634	6%
Daily combined volumes (MMcfe/d)	259	244	15	6%
Average Prices (2):
Natural gas (per Mcf)	$6.91	$7.10	$(0.19)	(3)%
Oil (per Bbl)	70.12	51.75	18.37	35%
Combined (per Mcfe)	7.20	7.17	0.03	0%
Average Costs (per Mcfe):
Lease operating expense	$0.56	$0.50	$0.06	12%
Gathering, transportation and processing expense	0.74	0.54	0.20	37%
Production tax expense	0.37	0.12	0.25	208%
Depreciation, depletion and amortization	2.62	2.78	(0.16)	(6)%
General and administrative expense (3)	0.43	0.43	0	0%

(1)	Non-cash stock-based compensation expense is presented herein as a separate line item but is combined with general and administrative expense for a total of $27.7 million and $26.6 million for the six months ended June 30, 2010 and 2009, respectively, in the Unaudited Condensed Consolidated Statements of Operations. This separate presentation is a non-GAAP measure. Management believes the separate presentation of the non-cash component of general and administrative expense is useful because the cash portion provides a better understanding of our required cash for general and administrative expenses. We also believe that this disclosure allows for a more accurate comparison to our peers, which may have higher or lower expenses associated with stock-based grants.
(2)	Average prices shown in the table include the impact of all of our realized financial hedges in the form of commodity hedging transactions. Our average realized price calculation includes all cash settlements for commodity derivatives, whether or not they qualify for hedge accounting. Our realized hedging transactions increased natural gas production revenues by $56.7 million and $157.4 million for the six months ended June 30, 2010 and 2009, respectively, and increased oil production revenues by $1.2 million and $5.1 million for the six months ended June 30, 2010 and 2009, respectively. Before the effects of hedging, the average prices we received for natural gas and oil were as follows:

	Six Months Ended June 30,
	2010	2009
Natural gas (per Mcf)	$5.62	$3.37
Oil (per Bbl)	$67.65	$36.71

(3)	Excludes non-cash stock-based compensation expense as described in footnote (1) above. This presentation is a non-GAAP measure. Average costs per Mcfe for general and administrative expense, including non-cash stock-based compensation expense, as presented in the Unaudited Condensed Consolidated Statements of Operations, were $0.59 and $0.60 for the six months ended June 30, 2010 and 2009, respectively.

Production Revenues and Volumes. Production revenues increased to $349.9 million for the six months ended June 30, 2010 from $317.7 million for the six months ended June 30, 2009 due to a 6% increase in production and a 4% increase in natural gas and oil prices after the effects of realized cash flow hedges (excludes basis only swaps) on a per Mcfe basis. The net increase in production added approximately $19.7 million of production revenues, while the net increase in prices added approximately $12.5 million of production revenues.

Beginning in January 2009 on a prospective basis, we elected to receive NGL values for a portion of our natural gas production in the Piceance Basin. Given the strength of NGL market prices relative to natural gas market prices during the six months ended June 30, 2010, we realized an increase in production revenues of approximately $29.5 million, or $0.63 per Mcfe, as compared to an increase of $7.5 million, or $0.17 per Mcfe, for the six months ended June 30, 2009. In the future there is no assurance that the amount received related to NGL resulting from the processing of natural gas will exceed the cost of processing.

Total production volumes for the six months ended June 30, 2010 of 46.8 Bcfe increased from 44.2 Bcfe for the six months ended June 30, 2009 due to increased production in the Piceance and Powder River Basins. The increase in production was partially offset by a decrease in production in the Uinta and Wind River Basins. Additional information concerning production is in the following table:

	Six Months Ended June 30, 2010			Six Months Ended June 30, 2009			% Increase (Decrease)
	Oil	Natural Gas	Total	Oil	Natural Gas	Total	Oil	Natural Gas	Total
	(MBbls)	(MMcf)	(MMcfe)	(MBbls)	(MMcf)	(MMcfe)	(MBbls)	(MMcf)	(MMcfe)
Piceance Basin	263	20,691	22,269	208	16,346	17,594	26%	27%	27%
Uinta Basin	183	12,746	13,844	104	15,706	16,330	76%	(19)%	(15)%
Wind River Basin	9	3,562	3,616	12	4,494	4,566	(25)%	(21)%	(21)%
Powder River Basin	0	6,892	6,892	0	5,409	5,409	0%	27%	27%
Other	18	74	182	14	186	270	29%	(60)%	(33)%

Total	473	43,965	46,803	338	42,141	44,169	40%	4%	6%

The production increase in the Piceance Basin was the result of our continued development activities with initial sales from 135 new gross wells from July 1, 2009 to June 30, 2010. The production increase in the Powder River Basin was the result of our continued development activities with initial sales from 75 new gross wells from July 1, 2009 to June 30, 2010. Although we have reduced our current year development activities in the Powder River Basin, our production has benefited from prior year development programs due to the extended dewatering process of the coal bed methane wells. The production decrease in the Uinta Basin is due to natural production declines as well as a limited development program compared to prior years in our West Tavaputs field with initial sales from only 25 new gross wells from July 1, 2009 to June 30, 2010, partially offset by higher volumes from our Blacktail Ridge/Lake Canyon development. The production decrease in the Wind River Basin is due to natural production declines in our Cave Gulch, Cooper Reservoir and Wallace Creek fields with no significant drilling or recompletion activities to offset these declines.

Hedging Activities. During the six months ended June 30, 2010, approximately 75% of our natural gas volumes (excluding basis only swaps, which was equivalent to 15% of our natural gas volumes) and 47% of our oil volumes were subject to financial hedges, which resulted in an increase in natural gas revenues of $56.7 million and an increase in oil revenues of $1.2 million after settlements for all commodity derivatives, including basis only and NGL swaps. During the six months ended June 30, 2009, approximately 78% of our natural gas volumes (excluding basis only swaps, which was equivalent to 2% of our natural gas volumes) and 50% of our oil volumes were subject to financial hedges, which resulted in an increase in natural gas revenues of $157.4 million and an increase in oil revenues of $5.1 million after settlements for all commodity derivatives, including basis only swaps.

Commodity Derivative Gain (Loss). The “Commodity derivative gain (loss)” line item on the Unaudited Condensed Consolidated Statements of Operations is comprised of ineffectiveness on cash flow hedges and realized and unrealized gains and losses on hedges that do not qualify for cash flow hedge accounting or were not designated as cash flow hedges. Ineffectiveness on cash flow hedges relates to slight differences between the contracted location and the actual delivery location. Unrealized gains and losses represent the change in the fair value of the derivative instruments that do not qualify for cash flow hedge accounting, which includes our basis only and NGL swaps. As those instruments settle, their settlement will be presented as realized gains and losses within this same line item.

The overall increase in commodity derivative gain (loss) to a gain of $2.0 million for the six months ended June 30, 2010 from a loss of $34.9 million for the six months ended June 30, 2009 is due to an increase in unrealized gains primarily resulting from changes in the fair value of our basis only hedges, offset by realized losses primarily related to settlements of our basis only swaps.

The table below summarizes the realized and unrealized gains and losses we recognized in commodity derivative gain (loss) for the periods indicated:

	Six Months Ended June 30,
	2010	2009
Realized loss on derivatives not designated as cash flow hedges	$(12,986)	$(1,023)
Unrealized ineffectiveness loss recognized on derivatives designated as cash flow hedges	(266)	(6,462)
Unrealized gain (loss) on derivatives not designated as cash flow hedges	15,264	(27,434)

Total commodity derivative gain (loss)	$2,012	$(34,919)

Other Operating Revenues. Other operating revenues increased to $2.5 million for the six months ended June 30, 2010 from $0.8 million for the six months ended June 30, 2009. Other operating revenues for the six months ended June 30, 2010 consisted of gains realized from the sale of properties of $1.0 million and gathering fees from third parties of $1.5 million. Other operating revenues for the six months ended June 30, 2009 consisted of gathering fees from third parties of $0.8 million.

Lease Operating Expense. Lease operating expense increased to $0.56 per Mcfe for the six months ended June 30, 2010 from $0.50 per Mcfe for the six months ended June 30, 2009. The following table displays the lease operating expense by basin:

	Six Months Ended June 30, 2010		Six Months Ended June 30, 2009		%Increase/(Decrease)
	($ in thousands)	($ per Mcfe)	($ in thousands)	($ per Mcfe)	($ per Mcfe)
Piceance Basin	$7,440	$0.33	$6,903	$0.39	(15)%
Uinta Basin	8,905	0.64	5,044	0.31	106%
Wind River Basin	2,736	0.76	2,439	0.53	43%
Powder River Basin	6,321	0.92	6,955	1.29	(29)%
Other	620	3.41	575	2.13	60%

Total	$26,022	$0.56	$21,916	$0.50	12%

Lease operating expense decreased in the Piceance Basin to $0.33 per Mcfe for the six months ended June 30, 2010 from $0.39 per Mcfe for the six months ended June 30, 2009 primarily due to decreased compression costs associated with the Bailey Compressor Station and a property tax refund received in the current period. The increase in lease operating expense in the Uinta Basin to $0.64 per Mcfe for the six months ended June 30, 2010 from $0.31 per Mcfe for the six months ended June 30, 2009 was the result of $1.9 million of remediation efforts related to a minor condensate leak at the Dry Canyon Compressor Station (see further discussion below) as well as increased water handling and workover activity. Lease operating expense increased in the Wind River Basin to $0.76 per Mcfe for the six months ended June 30, 2010 from $0.53 per Mcfe for the six months ended June 30, 2009 as a result of increased workover activity and natural production declines resulting in higher lease operating expense on a per Mcfe basis. Lease operating expense decreased in the Powder River Basin to $0.92 per Mcfe for the six months ended June 30, 2010 from $1.29 per Mcfe for the six months ended June 30, 2009 primarily as a result of a reduction in the number of diesel fuel power generators used in the Basin, as these generators were replaced with electrical service from a local utility, reducing the amount of diesel fuel costs. In addition, lease operating expense per Mcfe decreased in the Powder River Basin due to increased production from wells that were previously in the dewatering stage.

As noted above, in March 2010, a minor condensate leak was detected at the Dry Canyon Compressor Station in the Uinta Basin. The leak has been contained and remediation efforts have been ongoing since the leak occurred. Remediation of the area resulted in an additional $1.9 million in lease operating expense for the six months ended June 30, 2010, including future estimated remediation work.

Gathering, Transportation and Processing Expense. Gathering, transportation and processing expense increased to $0.74 per Mcfe for the six months ended June 30, 2010 from $0.54 per Mcfe for the six months ended June 30, 2009. The following table displays the gathering and transportation expense by basin:

	Six Months Ended June 30, 2010		Six Months Ended June 30, 2009		%Increase/(Decrease)
	($ in thousands)	($ per Mcfe)	($ in thousands)	($ per Mcfe)	($ per Mcfe)
Piceance Basin	$15,948	$0.72	$8,231	$0.47	53%
Uinta Basin	10,051	0.73	9,455	0.58	26%
Wind River Basin	58	0.02	29	0.01	100%
Powder River Basin	8,339	1.21	5,862	1.08	12%
Other	61	0.34	175	0.65	(48)%

Total	$34,457	$0.74	$23,752	$0.54	37%

Gathering, transportation and processing expense increased in the Piceance Basin to $0.72 per Mcfe for the six months ended June 30, 2010 from $0.47 per Mcfe for the six months ended June 30, 2009. The increase was primarily attributable to utilization of firm transportation on the Rockies Express Pipeline (“REX”). For the six months ended June 30, 2010, the majority of gas we transported on REX was supplied from the Piceance Basin as compared to the majority of the supply coming from the Uinta Basin for the six months ended June 30, 2009. Gathering, transportation and processing expense per Mcfe in the Uinta Basin increased to $0.73 per Mcfe for the six months ended June 30, 2010 from $0.58 per Mcfe for the six months ended June 30, 2009. This increase was a result of additional contracts to gather, process and transport our West Tavaputs gas from the Uinta Basin, which more than offset the lower REX utilization. Also contributing to the increase in both basins were higher fees associated with REX due to the completion of the final two segments of the pipeline, which gave access to delivery points farther east. The Powder River Basin’s gathering, transportation and processing expense per Mcfe increased to $1.21 per Mcfe for the six months ended June 30, 2010 from $1.08 per Mcfe for the six months ended June 30, 2009 due to additional firm transportation contracts.

We have long-term firm transportation contracts on a portion of our production to guarantee capacity on major pipelines to reduce the risk and impact related to production curtailments that may arise due to limited pipeline capacity. The majority of our long-term firm transportation agreements are for gas production in the Piceance and Uinta Basins where we expect to allocate a significant portion of our capital expenditure program in future years. In addition, we have entered into long-term firm processing contracts on a portion of our production in the Piceance and Uinta Basins. Included in the above gathering, transportation and processing expense is $0.18 and $0.15 per Mcfe of firm transportation expense for the six months ended June 30, 2010 and 2009, respectively, along with $0.05 per Mcfe of processing expense from long-term contracts for both the six months ended June 30, 2010 and 2009. The increase in firm transportation expense to $0.18 per Mcfe for the six months ended June 30, 2010 from $0.15 per Mcfe for the six months ended June 30, 2009 was the result of additional long-term transportation contracts executed with various pipelines for our natural gas production in the Powder River and Uinta Basins as well as higher REX fees as mentioned above.

Production Tax Expense. Total production taxes increased to $17.3 million for the six months ended June 30, 2010 from $5.3 million for the six months ended June 30, 2009. The increase in production taxes is primarily related to increased natural gas and oil prices. Production taxes are primarily based on the wellhead values of production, which exclude gains and losses associated with hedging activities. Production tax expense for the six months ended June 30, 2010 includes a one-time reduction of $2.2 million related to amended 2004 through 2009 State of Utah annual severance tax calculations. Production tax expense for the six months ended June 30, 2009 includes a one-time reduction of $4.8 million related to the 2004 through 2008 State of Colorado annual severance tax calculations. Because these items are nonrecurring, if the reductions associated with the Utah and Colorado severance taxes are excluded in order to provide a more consistent comparison, production taxes as a percentage of natural gas and oil sales before hedging adjustments were 7.0% for the six months ended June 30, 2010 and 6.5% for the six months ended June 30, 2009.

Production tax rates vary across the different areas in which we operate. As the proportion of our production changes from area to area, our average production tax rate will vary depending on the quantities produced from each area and the production tax rates in effect for those areas.

Exploration Expense. Exploration expense decreased to $1.0 million for the six months ended June 30, 2010 from $1.5 million for the six months ended June 30, 2009. Exploration expense for the six months ended June 30, 2010 consisted of $0.3 million for seismic programs, $0.1 million for evaluation of non-acquired assets and $0.6 million for delay rentals and other costs across all basins. Exploration expense for the six months ended June 30, 2009 consisted of $0.7 million for seismic programs, principally in the Paradox Basins, $0.1 million for evaluation of non-acquired assets and $0.7 million for delay rentals and other exploration costs.

Impairment, Dry Hole Costs and Abandonment Expense. Our impairment, dry hole costs and abandonment expense decreased to $3.9 million during the six months ended June 30, 2010 from $10.7 million during the six months ended June 30, 2009. For the six months ended June 30, 2010, abandonment expense associated with exploratory drilling locations was $0.3 million, expired leasehold costs were $1.6 million and dry hole costs were $2.0 million. The $2.0 million in dry hole costs was primarily associated with the partial expensing of one exploratory well in the Blacktail Ridge prospect of the Uinta Basin. For the six months ended June 30, 2009, abandonment expense associated with exploratory drilling locations was $0.3 million, expired leasehold costs were $1.0 million and dry hole costs were $9.4 million. The $9.4 million in dry hole costs were associated with two exploratory wells in the Montana Overthrust area and one exploratory well in each of the Big Horn Basin, the Yellow Jacket prospect of the Paradox Basin and the Hook prospect of the Uinta Basin, each of which were tested and determined to be non-commercial. For the six months ended June 30, 2010 and 2009, we did not incur any impairment charges related to the net carrying value of our development areas.

Depreciation, Depletion and Amortization (“DD&A”). DD&A was $122.4 million for the six months ended June 30, 2010 compared to $122.7 million for the six months ended June 30, 2009. The decrease of $0.3 million was primarily the result of a lower weighted average DD&A rate offset by an increase in production. The lower DD&A rate accounted for a $7.1 million reduction in DD&A expense, which was offset by $6.8 million of additional depletion expense as the result of a 6% increase in production compared to the six months ended June 30, 2009.

During the six months ended June 30, 2010, the weighted average DD&A rate was $2.62 per Mcfe. For the six months ended June 30, 2009, the weighted average DD&A rate was $2.78 per Mcfe. Under successful efforts accounting, DD&A expense is separately computed for each producing area based on proved reserves in each geologic and reservoir delineation. The capital expenditures for proved properties for each area compared to the proved reserves corresponding to each producing area determine a weighted average DD&A rate for current production. Future DD&A rates will be adjusted to reflect future capital expenditures and proved reserve changes in specific areas.

General and Administrative Expense. General and administrative expense, excluding non-cash stock-based compensation, increased to $20.0 million in the six months ended June 30, 2010 from $18.9 million in the six months ended June 30, 2009. This increase was primarily due to an increase in employee compensation and benefit programs for the six months ended June 30, 2010 as well as an increase in costs associated with our efforts, and industry-wide efforts, to educate the public concerning the benefits of natural gas. On a per Mcfe basis, general and administrative expense, excluding non-cash stock-based compensation, was $0.43 per Mcfe for both the six months ended June 30, 2010 and 2009.

Non-cash charges for stock-based compensation were $7.7 million for both the six months ended June 30, 2010 and 2009. Non-cash stock-based compensation expense for each of the six months ended June 30, 2010 and 2009 related primarily to vesting of our stock option awards and nonvested shares of common stock issued to employees.

The components of non-cash stock-based compensation for the six months ended June 30, 2010 and 2009 are shown in the following table:

	Six Months Ended June 30,
	2010	2009
	(in thousands)
Stock options and nonvested equity shares of common stock	$7,232	$7,247
Shares issued for 401(k) plan	360	351
Shares issued for directors’ fees	149	140

Total	$7,741	$7,738

Interest Expense. Interest expense increased to $21.3 million for the six months ended June 30, 2010 from $10.4 million for the six months ended June 30, 2009. Although our weighted average outstanding debt balance decreased for the six months ended June 30, 2010 to $403.9 million from $424.2 million for the six months ended June 30, 2009, our effective interest rate was higher for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 primarily due to our 9.875% Senior Notes due 2016 (“Senior Notes”) issued in July 2009. Our weighted average interest rate for the six months ended June 30, 2010, including interest and amortization of discounts and deferred financing fees on our credit facility amended March 16, 2010 (“Amended Credit Facility”), 5% Convertible Notes due 2028 (“Convertible Notes”) and Senior Notes, was 11.8% compared to 5.7% for the six months ended June 30, 2009.

Interest cost is capitalized as a component of property cost for significant exploration and development projects that require greater than six months to be readied for their intended use. We capitalized interest costs of $2.5 million and $1.8 million for the six months ended June 30, 2010 and 2009, respectively.

Income Tax Expense. Income tax expense totaled $37.3 million for the six months ended June 30, 2010 compared to $23.9 million for the six months ended June 30, 2009, resulting in effective tax rates of 37.1% and 39.2%, respectively. The increase in income tax expense is primarily the result of the variations in revenue and expense components, and the resulting increase, of pre-tax net income as discussed above. The effective tax rate decrease was primarily the result of a greater proportion of our operating revenue being attributable to lower tax rate jurisdictions, thereby decreasing the overall effective tax rate. The effect of this rate change on our prior year net deferred tax liability was included in income tax expense for the six months ended June 30, 2010. The effective tax rate will vary from period to period due to changes in the composition of income between state tax jurisdictions resulting from our activity. For both the 2010 and 2009 periods, our effective tax rate differs from the federal statutory rate primarily because we recorded stock-based compensation expense and other operating expenses that are not deductible for income tax purposes as well as the effect of state income taxes.

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

	Three Months Ended June 30,		Increase (Decrease)
	2010	2009	Amount	Percent
	($ in thousands, except per unit data)
Operating Results:
Operating and Other Revenues
Oil and gas production	$186,300	$147,560	$38,740	26%
Commodity derivative gain (loss)	7,676	(8,963)	16,639	186%
Other	2,649	293	2,356	*nm
Operating Expenses
Lease operating expense	13,581	10,236	3,345	33%
Gathering, transportation and processing expense	18,487	12,728	5,759	45%
Production tax expense	9,042	4,377	4,665	107%
Exploration expense	654	782	(128)	(16)%
Impairment, dry hole costs and abandonment expense	988	10,546	(9,558)	(91)%
Depreciation, depletion and amortization	65,900	63,960	1,940	3%
General and administrative expense (1)	10,201	9,316	885	9%
Non-cash stock-based compensation expense (1)	3,767	3,944	(177)	(4)%

Total operating expenses	$122,620	$115,889	$6,731	6%
Production Data:
Natural gas (MMcf)	23,342	21,075	2,267	11%
Oil (MBbls)	288	168	120	71%
Combined volumes (MMcfe)	25,070	22,083	2,987	14%
Daily combined volumes (MMcfe/d)	275	243	32	13%
Average Prices (2):
Natural gas (per Mcf)	$6.76	$6.48	$0.28	4%
Oil (per Bbl)	70.18	59.61	10.57	18%
Combined (per Mcfe)	7.10	6.64	0.46	7%
Average Costs (per Mcfe):
Lease operating expense	$0.54	$0.46	$0.08	17%
Gathering, transportation and processing expense	0.74	0.58	0.16	28%
Production tax expense	0.36	0.20	0.16	80%
Depreciation, depletion and amortization	2.63	2.90	(0.27)	(9)%
General and administrative expense (3)	0.41	0.42	(0.01)	(2)%

*	Not meaningful
(1)	Non-cash stock-based compensation expense is presented herein as a separate line item but is combined with general and administrative expense for a total of $14.0 million and $13.3 million for the three months ended June 30, 2010 and 2009, respectively, in the Unaudited Condensed Consolidated Statements of Operations. This separate presentation is a non-GAAP measure. Management believes the separate presentation of the non-cash component of general and administrative expense is useful because the cash portion provides a better understanding of our required cash for general and administrative expenses. We also believe that this disclosure allows for a more accurate comparison to our peers, which may have higher or lower expenses associated with stock-based grants.
(2)	Average prices shown in the table include the impact of all of our realized financial hedges in the form of commodity hedging transactions. Our average realized price calculation includes all cash settlements for commodity derivatives, whether or not they qualify for hedge accounting. Our realized hedging transactions increased natural gas production revenues by $40.8 million and $73.4 million for the three months ended June 30, 2010 and 2009, respectively, and increased oil production revenues by $0.8 million and $1.9 million for the three months ended June 30, 2010 and 2009, respectively. Before the effects of hedging, the average prices we received for natural gas and oil were as follows:

	Three Months Ended June 30,
	2010	2009
Natural gas (per Mcf)	$5.01	$2.99
Oil (per Bbl)	$67.27	$48.51

(3)	Excludes non-cash stock-based compensation expense as described in footnote (1) above. This presentation is a non-GAAP measure. Average costs per Mcfe for general and administrative expense, including non-cash stock-based compensation expense, as presented in the Unaudited Condensed Consolidated Statements of Operations, were $0.56 and $0.60 for the three months ended June 30, 2010 and 2009, respectively.

Production Revenues and Volumes. Production revenues increased to $186.3 million for the three months ended June 30, 2010 from $147.6 million for the three months ended June 30, 2009, primarily due to a 14% increase in production and a 11% increase in natural gas and oil prices after the effects of realized cash flow hedges (excludes basis only swaps) on a per Mcfe basis. The net increase in production added approximately $22.2 million of production revenues, while the net increase in prices added approximately $16.5 million of production revenues.

Beginning in January 2009 on a prospective basis, we elected to receive NGL values for a portion of our natural gas production in the Piceance Basin. Given the strength of NGL market prices relative to natural gas market prices during the three months ended June 30, 2010, we realized an increase in production revenues of approximately $16.8 million, or $0.67 per Mcfe as compared to an increase of $6.4 million, or $0.29 per Mcfe for the three months ended June 30, 2009. In the future there is no assurance that the amount received related to NGL resulting from the processing of natural gas will exceed the cost of processing.

Total production volumes for the three months ended June 30, 2010 of 25.1 Bcfe increased from 22.1 Bcfe for the three months ended June 30, 2009 due to increased production in the Piceance and Powder River Basins. The increase in production was partially offset by a decrease in production in the Uinta and Wind River Basins. Additional information concerning production is in the following table:

	Three Months Ended June 30, 2010			Three Months Ended June 30, 2009			% Increase (Decrease)
	Oil	Natural Gas	Total	Oil	Natural Gas	Total	Oil	Natural Gas	Total
	(MBbls)	(MMcf)	(MMcfe)	(MBbls)	(MMcf)	(MMcfe)	(MBbls)	(MMcf)	(MMcfe)
Piceance Basin	158	11,522	12,470	106	8,361	8,997	49%	38%	39%
Uinta Basin	117	6,486	7,188	49	7,619	7,913	139%	(15)%	(9)%
Wind River Basin	4	1,747	1,771	6	2,092	2,128	(33)%	(16)%	(17)%
Powder River Basin	0	3,557	3,557	0	2,957	2,957	0%	20%	20%
Other	9	30	84	7	46	88	29%	(35)%	(5)%

Total	288	23,342	25,070	168	21,075	22,083	71%	11%	14%

The production increase in the Piceance Basin was the result of our continued development activities with initial sales from 135 new gross wells from July 1, 2009 to June 30, 2010. The production increase in the Powder River Basin was the result of our continued development activities with initial sales from 75 new gross wells from July 1, 2009 to June 30, 2010. Although we have reduced our current year development activities in the Powder River Basin, our production has benefited from prior year development programs due to the extended dewatering process of the coal bed methane wells. The production decrease in the Uinta Basin is due to natural production declines as well as a limited development program compared to prior years in our West Tavaputs field with initial sales from only 25 new gross wells from July 1, 2009 to June 30, 2010, partially offset by higher volumes from our Blacktail Ridge/Lake Canyon development. The production decrease in the Wind River Basin is due to natural production declines in our Cave Gulch, Cooper Reservoir and Wallace Creek fields with no significant drilling or recompletion activities to offset these declines.

Hedging Activities. During the three months ended June 30, 2010, approximately 73% of our natural gas volumes (excluding basis only swaps, which was equivalent to 11% of our natural gas volumes) and 46% of our oil volumes were subject to financial hedges, which resulted in an increase in gas revenues of $40.8 million and an increase in oil revenues of $0.8 million after settlements for all commodity derivatives, including basis only and NGL swaps. During the three months ended June 30, 2009, approximately 78% of our natural gas volumes (excluding basis only swaps, which was equivalent to 4% of our natural gas volumes) and 50% of our oil volumes were subject to financial hedges, which resulted in an increase in gas revenues of $73.4 million and an increase in oil revenues of $1.9 million after settlements for all commodity derivatives, including basis only swaps.

Commodity Derivative Gain (Loss). The “Commodity derivative gain (loss)” line item on the Unaudited Condensed Consolidated Statements of Operations is comprised of ineffectiveness on cash flow hedges and realized and unrealized gains and losses on hedges that do not qualify for cash flow hedge accounting or were not designated as cash flow hedges. Ineffectiveness on cash flow hedges relates to slight differences between the contracted location and the actual delivery location. Unrealized gains and losses represent the change in the fair value of the derivative instruments that do not qualify for cash flow hedge accounting, which includes our basis only swaps and NGL swaps. As those instruments settle, their settlement will be presented as realized gains and losses within the same line item.

The overall increase in commodity derivative gain (loss) to a gain of $7.7 million for the three months ended June 30, 2010 from a loss of $9.0 million for the three months ended June 30, 2009 was primarily due to an increase in unrealized gains primarily resulting from changes in the fair value of our basis only hedges, offset by realized losses primarily related to settlements of our basis only swaps.

The table below summarizes the realized and unrealized gains and losses we recognized in commodity derivative gain (loss) for the periods indicated:

	Three Months Ended June 30,
	2010	2009
Realized loss on derivatives not designated as cash flow hedges	$(8,223)	$(1,023)
Unrealized ineffectiveness loss recognized on derivatives designated as cash flow hedges	(659)	(599)
Unrealized gain (loss) on derivatives not designated as cash flow hedges	16,558	(7,341)

Total commodity derivative gain (loss)	$7,676	$(8,963)

Other Operating Revenues. Other operating revenues increased to $2.6 million for the three months ended June 30, 2010 from $0.3 million for the three months ended June 30, 2009. Other operating revenues for the six months ended June 30, 2010 consisted of gains realized from the sale of properties of $2.0 million and gathering fees from third parties of $0.6 million. Other operating revenues for the three months ended June 30, 2009 consisted of gathering fees from third parties of $0.3 million.

Lease Operating Expense. Lease operating expense increased to $0.54 per Mcfe for the three months ended June 30, 2010 from $0.46 per Mcfe for the three months ended June 30, 2009. The following table displays the lease operating expense by basin:

	Three Months Ended June 30, 2010		Three Months Ended June 30, 2009		%Increase/(Decrease)
	($ in thousands)	($ per Mcfe)	($ in thousands)	($ per Mcfe)	($ per Mcfe)
Piceance Basin	$3,912	$0.31	$3,222	$0.36	(12)%
Uinta Basin	5,010	0.70	2,044	0.26	170%
Wind River Basin	1,430	0.81	1,014	0.48	69%
Powder River Basin	2,951	0.83	3,606	1.22	(32)%
Other	278	3.31	350	3.98	(17)%

Total	$13,581	$0.54	$10,236	$0.46	17%

Lease operating expense decreased in the Piceance Basin to $0.31 per Mcfe for the three months ended June 30, 2010 from $0.36 per Mcfe for the three months ended June 30, 2009 primarily due to decreased compression costs associated with the Bailey Compressor Station and a property tax refund received in the current period. The increase in lease operating expense in the Uinta Basin to $0.70 per Mcfe for the three months ended June 30, 2010 from $0.26 per Mcfe for the three months ended June 30, 2009 was the result of remediation efforts related to a minor condensate leak at the Dry Canyon Compressor Station as well as increased workover activity. Lease operating expense increased in the Wind River Basin to $0.81 per Mcfe for the three months ended June 30, 2010 from $0.48 per Mcfe for the three months ended June 30, 2009 as a result of increased chemical costs and workover activity, as well as natural production declines resulting in higher lease operating expense on a per Mcfe basis. Lease operating expense decreased in the Powder River Basin to $0.83 per Mcfe for the three months ended June 30, 2010 from $1.22 per Mcfe for the three months ended June 30, 2009 primarily as a result of a reduction in the number of diesel fuel power generators used in the Basin, as these generators were replaced with electrical service from a local utility, reducing the amount of diesel fuel costs. In addition, lease operating expense per Mcfe decreased in the Powder River Basin due increased production from wells that were previously in the dewatering stage.

Gathering, Transportation and Processing Expense. Gathering, transportation and processing expense increased to $0.74 per Mcfe for the three months ended June 30, 2010 from $0.58 per Mcfe for the three months ended June 30, 2009. The following table displays the gathering and transportation expense by basin:

	Three Months Ended June 30, 2010		Three Months Ended June 30, 2009		%Increase/(Decrease)
	($ in thousands)	($ per Mcfe)	($ in thousands)	($ per Mcfe)	($ per Mcfe)
Piceance Basin	$9,188	$0.74	$4,746	$0.53	40%
Uinta Basin	5,123	0.71	4,752	0.60	18%
Wind River Basin	24	0.01	15	0.01	0%
Powder River Basin	4,129	1.16	3,143	1.06	9%
Other	23	0.27	72	0.82	(67)%

Total	$18,487	$0.74	$12,728	$0.58	28%

Gathering, transportation and processing expense per Mcfe increased in the Piceance Basin to $0.74 per Mcfe for the three months ended June 30, 2010 from $0.53 per Mcfe for the three months ended June 30, 2009. The increase is primarily attributable to utilization of firm transportation on the REX. For the three months ended June 30, 2010, the majority of gas we transported on REX was supplied from the Piceance Basin as compared to the majority of the supply coming from the Uinta Basin for the three months ended June 30, 2009. Gathering, transportation and processing expense per Mcfe in the Uinta Basin increased to $0.71 per Mcfe for the three months ended June 30, 2010 from $0.60 per Mcfe for the three months ended June 30, 2009. This increase is a result of additional contracts to gather, process and transport our West Tavaputs gas from the Uinta Basin, which more than offset the lower REX utilization. Also contributing to the increase in both basins were higher fees associated with REX due to the completion of the final two segments of the pipeline, which gave access to delivery points farther east. The Powder River Basin’s gathering, transportation and processing expense per Mcfe increased to $1.16 per Mcfe for the three months ended June 30, 2010 from $1.06 per Mcfe for the three months ended June 30, 2009 due to additional firm transportation contracts.

Included in the above gathering and transportation expense is $0.19 and $0.15 per Mcfe of firm transportation expense for the three months ended June 30, 2010 and 2009, respectively, along with $0.05 and $0.04 per Mcfe of processing expense from long-term contracts for the three months ended June 30, 2010 and 2009, respectively. The increase in firm transportation expense to $0.19 per Mcfe for the three months ended June 30, 2010 from $0.15 per Mcfe for the three months ended June 30, 2009 was the result of additional long-term transportation contracts executed with various pipelines for our natural gas production in the Powder River and Uinta Basins as well as higher REX fees as mentioned above.

Production Tax Expense. Total production taxes increased to $9.0 million for the three months ended June 30, 2010 from $4.4 million for the three months ended June 30, 2009. The increase in production taxes was primarily related to increased natural gas and oil prices. Production taxes are primarily based on the wellhead values of production, which exclude gains and losses associated with hedging activities. Production tax expense for the three months ended June 30, 2009 includes a one-time reduction of $0.4 million related to the 2004 through 2008 State of Colorado annual severance tax calculations. Because this item is nonrecurring, if the reduction associated with the Colorado severance taxes are excluded in order to provide a more consistent comparison to the prior year, production taxes as a percentage of natural gas and oil sales before hedging adjustments were 6.6% for the three months ended June 30, 2010 and 6.7% for the three months June 30, 2009.

Production tax rates vary across the different areas in which we operate. As the proportion of our production changes from area to area, our average production tax rate will vary depending on the quantities produced from each area and the production tax rates in effect for those areas.

Exploration Expense. Exploration expense decreased to $0.7 million for the three months ended June 30, 2010 from $0.8 million for the three months ended June 30, 2009. Exploration expense for the three months ended June 30, 2010 consisted of $0.1 million for seismic programs, $0.1 million for evaluation of non acquired assets and $0.5 million for delay rentals and other costs across all basins. Exploration expense for the three months ended June 30, 2009 consisted of $0.2 million for seismic programs, principally in the Paradox Basin, $0.1 million for evaluation of non acquired assets and $0.5 million for delay rentals and other costs across all basins.

Impairment, Dry Hole Costs and Abandonment Expense. Our impairment, dry hole costs and abandonment expense decreased to $1.0 million during the three months ended June 30, 2010 from $10.5 million during the three months ended June 30, 2009. For the three months ended June 30, 2010, abandonment expense associated with exploratory drilling locations was $0.1 million, expired leasehold costs were $0.8 million and dry hole costs were $0.1 million. For the three months ended June 30, 2009, abandonment expense associated with exploratory drilling locations was $0.2 million, expired leasehold costs were $0.9 million and dry hole costs were $9.4 million. The $9.4 million in dry hole costs were associated with two exploratory wells in the Montana Overthrust area and one exploratory well in each of the Big Horn Basin, the Yellow Jacket prospect of the Paradox Basin and the Hook prospect of the Uinta Basin, each of which were tested and determined to be non-commercial. For the three months ended June 30, 2010 and 2009, we did not incur any impairment charges related to the net carrying value of our development areas.

Depreciation, Depletion and Amortization. DD&A was $65.9 million for the three months ended June 30, 2010 compared to $64.0 million for the three months ended June 30, 2009. The increase of $1.9 million was a result of a 14% increase in production for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 offset by a decrease in the DD&A rate. The increase in production accounted for $8.6 million of additional DD&A expense, while the overall decrease in the DD&A rate accounted for a $6.7 million reduction in DD&A expense.

During the three months ended June 30, 2010, the weighted average DD&A rate was $2.63 per Mcfe. For the three months ended June 30, 2009, the weighted average DD&A rate was $2.90 per Mcfe. Under successful efforts accounting, DD&A expense is separately computed for each producing area based on proved reserves in each geologic and reservoir delineation. The capital expenditures for proved properties for each area compared to the proved reserves corresponding to each producing area determine a weighted average DD&A rate for current production. Future DD&A rates will be adjusted to reflect future capital expenditures and proved reserve changes in specific areas.

General and Administrative Expense. General and administrative expense, excluding non-cash stock-based compensation, increased to $10.2 million in the three months ended June 30, 2010 from $9.3 million in the three months ended June 30, 2009. This increase was primarily due to an increase in employee compensation and benefit programs for the three months ended June 30, 2010 as well as an increase in costs associated with our efforts, and industry-wide efforts, to educate the public concerning the benefits of natural gas. On a per Mcfe basis, general and administrative expense, excluding non-cash stock-based compensation, decreased to $0.41 per Mcfe for the three months ended June 30, 2010 from $0.42 per Mcfe for the three months ended June 30, 2009 due to increased production for the three months ended June 30, 2010.

Non-cash charges for stock-based compensation were $3.8 million for the three months ended June 30, 2010 compared to $3.9 million for the three months ended June 30, 2009. Non-cash stock-based compensation expense for each of the three months ended June 30, 2010 and 2009 related primarily to vesting of our stock option awards and nonvested shares of common stock issued to employees.

The components of non-cash stock based compensation for the three months ended June 30, 2010 and 2009 are shown in the following table:

	Three Months Ended June 30,
	2010	2009
	(in thousands)
Stock options and nonvested equity shares of common stock	$3,574	$3,753
Shares issued for 401(k) plan	115	119
Shares issued for directors’ fees	78	72

Total	$3,767	$3,944

Interest Expense. Interest expense increased to $11.2 million for the three months ended June 30, 2010 from $5.2 million for the three months ended June 30, 2009. Although our weighted average outstanding debt balance decreased for the three months ended June 30, 2010 to $404.5 million from $415.2 million for the three months ended June 30, 2009, our effective interest rate was higher for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 primarily due to our Senior Notes issued in July 2009. Our weighted average interest rate for the three months ended June 30, 2010, including interest and amortization of discounts and deferred financing fees on our Amended Credit Facility, Convertible Notes and Senior Notes, was 12.2% compared to 5.7% for the three months ended June 30, 2009.

Interest cost is capitalized as a component of property cost for significant exploration and development projects that require greater than six months to be readied for their intended use. We capitalized interest costs of $1.2 million and $1.0 million for the three months ended June 30, 2010 and 2009, respectively.

Income Tax Expense. Income tax expense totaled $23.7 million for the three months ended June 30, 2010 compared to $7.2 million for the three months ended June 30, 2009, resulting in effective tax rates of 37.7% and 40.5%, respectively. The increase in income tax expense is primarily the result of the variations in revenue and expense components, and the resulting increase, of pre-tax net income as discussed above. The effective tax rate decrease was primarily the result of a greater proportion of our operating revenue being attributable to lower tax rate jurisdictions, thereby decreasing the overall effective tax rate. The effective tax rate will vary from period to period due to changes in the composition of income between state tax jurisdictions resulting from our activity. For both the 2010 and 2009 periods, our effective tax rate differs from the federal statutory rate primarily because we recorded stock-based compensation expense and other operating expenses that are not deductible for income tax purposes as well as the effect of state income taxes.

Capital Resources and Liquidity

Our primary sources of liquidity since our formation in January 2002 have been sales and other issuances of equity and debt securities, including our Convertible Notes and Senior Notes, net cash provided by operating activities, bank credit facilities, proceeds from joint exploration agreements and sales of interests in properties. Our primary use of capital has been for the exploration, development and acquisition of natural gas and oil properties. As we pursue profitable reserves and production growth, we continually monitor the capital resources, including issuance of equity and debt securities, available to us to meet our future financial obligations, planned capital expenditure activities and liquidity. Our future success in growing proved reserves and production will be highly dependent on capital resources available to us and our success in finding or acquiring additional reserves. We believe that we have significant liquidity available to us from cash flows from operations and under our Amended Credit Facility for our planned uses of capital. In addition, our strong hedge positions provide relative certainty on a significant portion of our cash flows from operations through 2010 and 2011 even with a general decline in the prices of natural gas and oil resulting from current oversupply and decreased demand. We actively review acquisition opportunities on an ongoing basis. If we were to make significant additional acquisitions for cash, we may need to obtain additional equity or debt financing, which, under current market conditions, we may not be able to obtain on terms acceptable to us. We filed an automatically effective shelf registration statement with the SEC that we used for the offering of our Senior Notes and that we may use for future securities offerings.

At June 30, 2010, we had cash and cash equivalents of $50.2 million with a zero balance outstanding under our Amended Credit Facility. Under our Amended Credit Facility, we have a borrowing base of $800.0 million with commitments from 19 lenders for a total of $700.0 million. Our borrowing capacity is reduced by $26.0 million to $674.0 million due to an irrevocable outstanding letter of credit.

Cash Flow from Operating Activities

For the six months ended June 30, 2010, we generated $212.0 million of cash provided by operating activities, a decrease of $50.1 million over the same period in 2009. Cash provided by operating activities decreased primarily due to higher cash operating expenses, including lease operating expense, gathering, transportation and processing expense, production tax expense and general and administrative expense, which were slightly offset by higher production volumes and realized commodity sales prices. Cash provided by operating activities further decreased due to changes in current assets and liabilities.

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

To mitigate some of the potential negative impact on cash flow caused by changes in natural gas, NGL and oil prices, we have entered into financial commodity swap and cashless collar contracts (purchased put options and written call options) to receive fixed prices for a portion of our production revenue. The cashless collars are used to establish floor and ceiling prices on anticipated future natural gas and oil production revenue. We typically hedge a fixed price for natural gas at our sales points (New York Mercantile Exchange (“NYMEX”) less basis) to mitigate the risk of differentials to the NYMEX Henry Hub Index. In addition to the swaps and collars, we also have entered into basis only swaps. With a basis only swap, we have hedged the difference between the NYMEX price and the price received for our natural gas production at the specific delivery location. At June 30, 2010, we had in place natural gas, NGL and crude oil financial collars, swaps and basis only swaps covering portions of our 2010, 2011 and 2012 production revenue.

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

All derivative instruments, other than those that meet the normal purchase and normal sales exception as mentioned above, are recorded at fair value and included in the Unaudited Condensed Consolidated Balance Sheets as assets or liabilities. All fair values are adjusted for non-performance risk. For derivative instruments that qualify and are designated as cash flow hedges, changes in fair value, to the extent the hedges are effective, are recognized in accumulated other comprehensive income (“AOCI”) until the forecasted transaction occurs. The ineffective portion of hedge derivatives is reported in commodity derivative gain (loss) in the Unaudited Condensed Consolidated Statements of Operations. Realized gains and losses on cash flow hedges are transferred from AOCI and recognized in earnings and included within oil and gas production revenues in the Unaudited Condensed Consolidated Statements of Operations as the associated production occurs.

During the derivative’s term, if we determine that the hedge is no longer effective or necessary, hedge accounting is prospectively discontinued. All subsequent changes in the derivative’s fair value are recorded in earnings, and all accumulated gains or losses, based on the effective portion of the derivative at that date, recorded in AOCI will remain in AOCI and are reclassified to earnings when the underlying transaction occurs. If the forecasted transaction to which the hedging instrument had been designated is no longer probable of occurring within the specified time period, the hedging instrument loses cash flow hedge accounting treatment and all subsequent mark-to-market gains and losses are recorded in earnings, and all accumulated gains or losses recorded in AOCI related to the hedging instrument are also reclassified to earnings.

Some of our derivatives do not qualify for hedge accounting or are not designated as cash flow hedges but are, to a degree, an economic offset to our commodity price exposure. If a derivative instrument does not qualify as a cash flow hedge or is not designated as a cash flow hedge, the change in the fair value of the derivative is recognized in commodity derivative gain (loss) in the Unaudited Condensed Consolidated Statements of Operations. These mark-to-market adjustments produce a degree of earnings volatility but have no cash flow impact relative to changes in market prices. Our cash flow is only impacted when the underlying physical sales transaction takes place in the future and when the associated derivative instrument contract is settled by making or receiving a payment to or from the counterparty. Realized gains and losses of derivative instruments that do not qualify as cash flow hedges are recognized in commodity derivative gain (loss) in the Unaudited Condensed Consolidated Statements of Operations and are reflected in cash flows from operations on the Unaudited Condensed Consolidated Statements of Cash Flows.

In addition to the swaps and collars discussed above, we have entered into basis only swaps to hedge the difference between the NYMEX price and the price received for our natural gas production at the specific delivery location. Although we believe this is an appropriate part of a mitigation strategy, the basis only swaps do not qualify for hedge accounting because the total future cash flow has not been fixed. As a result, the changes in fair value of these derivative instruments are recorded in earnings. As of June 30, 2010, we had basis only hedges in place for a portion of our anticipated natural gas production in 2010, 2011 and 2012 for a total of 20,765,000 MMbtu. We recognized $13.4 million and $12.6 million in unrealized net gains and $8.6 million and $13.4 million in realized losses within commodity derivative gain (loss) in the Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2010, respectively, attributable to these basis only swaps.

We have also entered into swap contracts to hedge a portion of the amount received related to NGL resulting from the processing of our gas. Our NGL hedges were not designated as cash flow hedges, and the fair value of these derivative instruments were recorded in earnings. As of June 30, 2010, we had NGL hedges in place for a total of 26,600,000 gallons (equivalent to approximately 2,381,000 MMBtu of natural gas) in 2010. We recognized $3.5 million and $3.0 million in unrealized gains within commodity derivative gain (loss) in the Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2010, respectively, attributable to these NGL swaps. Realized gains associated with NGL swaps were immaterial for the three and six months ended June 30, 2010.

At June 30, 2010, the estimated fair value of all of our commodity derivative instruments was a net asset of $100.4 million comprised of current and noncurrent assets and liabilities, including a fair value liability of $25.2 million for basis only swaps and a fair value asset of $2.8 million for NGL swaps. We will reclassify the appropriate cash flow hedge amounts from AOCI to gains or losses included in natural gas and oil production operating revenues as the hedged production quantities are produced. Based on current projected market prices, the net amount of existing unrealized after-tax income relating to cash flow hedges as of June 30, 2010 to be reclassified from AOCI to earnings in the next 12 months would be a gain of approximately $62.9 million. Any actual increase or decrease in revenues will depend upon market conditions over the period during which the forecasted transactions occur. We anticipate that all originally forecasted transactions related to our derivatives that continue to be accounted for as cash flow hedges will occur by the end of the originally specified time periods.

The hedge instruments designated as cash flow hedges are at liquid trading locations but may contain slight differences compared to the delivery location of the forecasted sale, which may result in ineffectiveness. Ineffectiveness related to our cash flow derivative instruments for the three and six months ended June 30, 2010 was a loss of $0.7 million and $0.3 million, respectively, and a loss of $0.6 million and $6.5 million for the three and six months ended June 30, 2009, respectively, which was reported in commodity derivative gain (loss) in the Unaudited Condensed Consolidated Statements of Operations. Although those derivatives may not achieve 100% effectiveness for accounting purposes, we believe our derivative instruments continue to be highly effective in achieving our risk management objectives.

The table below summarizes the realized and unrealized gains and losses we incurred related to our oil and natural gas derivative instruments for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Realized gain on derivatives designated as cash flow hedges (1)	$49,889	$76,335	$70,898	$163,454

Realized loss on derivatives not designated as cash flow hedges (2)	$(8,223)	$(1,023)	$(12,986)	$(1,023)
Unrealized ineffectiveness loss recognized on derivatives designated as cash flow hedges (2)	(659)	(599)	(266)	(6,462)
Unrealized gain (loss) on derivatives not designated as cash flow hedges (2)	16,558	(7,341)	15,264	(27,434)

Total commodity derivative gain (loss)	$7,676	$(8,963)	$2,012	$(34,919)

(1)	Included in “Oil and gas production” revenues in the Unaudited Condensed Consolidated Statements of Operations.
(2)	Included in “Commodity derivative gain (loss)” in the Unaudited Condensed Consolidated Statements of Operations.

The following table summarizes all of our hedges in place as of June 30, 2010:

Contract	Total Hedged Volumes	Quantity Type	Weighted Average Floor Price	Weighted Average Ceiling Price	Weighted Average Fixed Price	Basis Differential	Index Price(1)	Fair Market Value (in thousands)
Cashless Collars:
Remainder of 2010
Natural gas	2,460,000	MMBtu	$6.00	$10.41	N/A	N/A	NWPL	$4,945
Natural gas	1,075,000	MMBtu	$4.86	$5.66	N/A	N/A	CIGRM	$938
Natural gas	1,230,000	MMBtu	$7.00	$11.00	N/A	N/A	TCO	$2,765
Oil	73,600	Bbls	$80.00	$148.13	N/A	N/A	WTI	$807
2011
Natural gas	2,140,000	MMBtu	$4.75	$6.00	N/A	N/A	CIGRM	$879
Swap Contracts:
Remainder of 2010
Natural gas	19,032,500	MMBtu	N/A	N/A	$6.57	N/A	CIGRM	$46,487
Natural gas	4,737,500	MMBtu	N/A	N/A	$6.05	N/A	NWPL	$7,608
Natural gas	492,000	MMBtu	N/A	N/A	$7.47	N/A	PEPL	$1,569
Natural gas	1,230,000	MMBtu	N/A	N/A	$9.43	N/A	DA	$5,690
Natural gas liquids(3)	26,600,000	Gallons	N/A	N/A	$1.13	N/A	Mt. Belvieu	$2,787
Oil	220,800	Bbls	N/A	N/A	$82.96	N/A	WTI	$1,323
2011
Natural gas	25,235,000	MMBtu	N/A	N/A	$6.20	N/A	CIGRM	$33,883
Natural gas	15,490,000	MMBtu	N/A	N/A	$5.76	N/A	NWPL	$14,137
Oil	146,000	Bbls	N/A	N/A	$87.63	N/A	WTI	$1,147
2012
Natural gas	915,000	MMBtu	N/A	N/A	$5.96	N/A	CIGRM	677
Basis Only Swap Contracts(2):
Remainder of 2010
Natural gas	3,070,000	MMBtu	N/A	N/A	N/A	$(2.63)	NWPL	$(6,077)
Natural gas	3,075,000	MMBtu	N/A	N/A	N/A	$(2.45)	CIGRM	$(5,388)
2011
Natural gas	7,300,000	MMBtu	N/A	N/A	N/A	$(1.72)	NWPL	$(8,833)
2012
Natural gas	3,660,000	MMBtu	N/A	N/A	N/A	$(1.24)	NWPL	$(2,569)
Natural gas	3,660,000	MMBtu	N/A	N/A	N/A	$(1.20)	CIGRM	$(2,344)

The following table includes all hedges entered into subsequent to June 30, 2010 through July 23, 2010:

Contract	Total Hedged Volumes	Quantity Type	Weighted Average Floor Price	Weighted Average Ceiling Price	Weighted Average Fixed Price	Basis Differential	Index Price(1)
Swap Contracts:
2010
Natural gas	152,500	MMBtu	N/A	N/A	$4.80	N/A	NWPL
Natural gas liquids(4)	2,500,000	Gallons	N/A	N/A	$0.44	N/A	Mt. Belvieu
2011
Natural gas	912,500	MMBtu	N/A	N/A	$4.80	N/A	NWPL

(1)	CIGRM refers to Colorado Interstate Gas Rocky Mountains, TCO refers to Columbia Gas Transmission Corporation for Appalachia, NWPL refers to Northwest Pipeline Corporation, DA refers to Dominion Transmission Inc. for Appalachia and PEPL refers to Panhandle Eastern Pipe Line Company price as quoted in Platt’s Inside FERC on the first business day of each month. Mt. Belvieu refers to the average daily price as quoted by Oil Price Information Service (“OPIS”) for Mont Belvieu spot gas liquid prices. WTI refers to West Texas Intermediate price as quoted on the New York Mercantile Exchange.
(2)	Represents a swap of the basis between the NYMEX price and the spot price of the index listed under Index Price above.
(3)	Weighted average fixed price includes isobutene, natural gasoline, normal butane, propane, and purity ethane hedges.
(4)	Weighted average fixed price includes purity ethane hedges only.

By removing the price volatility related to a portion of our natural gas production for 2010, 2011 and 2012 and a portion of our oil production for 2010 and 2011, we have mitigated, but not eliminated, the potential effects of changing prices on our operating cash flow for those periods. While mitigating negative effects of falling commodity prices, these derivative contracts also limit the benefits we would receive from increases in commodity prices.

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

We believe all of our counterparties currently are acceptable credit risks. We are not required to provide credit support or collateral to any of our counterparties other than cross collateralization with the properties securing our Amended Credit Facility, nor are they required to provide credit support to us. As of July 23, 2010, we do not have any past due receivables from any of our counterparties.

Depending on the impact of new regulations to be promulgated under the Dodd-Frank Wall Street Reform and Consumer Protection Act signed into law on July 21, 2010, we expect the cost of entering into financial hedging transactions to increase. In addition, there may be fewer counterparties able to make markets in financial hedging transactions, which could limit our ability to enter into hedges and further increase the costs of our hedges.

Capital Expenditures

Our capital expenditures are summarized in the following tables:

	Six Months Ended June 30,
Basin/Area	2010	2009
	(in millions)
Piceance	$150.4	$145.7
Uinta	60.3	63.2
Paradox	0.6	17.4
Powder River	3.6	8.9
Wind River	3.4	1.4
Other	7.3	6.0

Total	$225.6	$242.6

	Six Months Ended June 30,
	2010	2009
	(in millions)
Acquisitions of proved and unevaluated properties and other real estate	$3.9	$65.5
Drilling, development, exploration and exploitation of natural gas and oil properties(1)	219.4	163.4
Geologic and geophysical costs	1.0	12.2
Furniture, fixtures and equipment	1.3	1.5

Total (2)	$225.6	$242.6

(1)	Includes related gathering and facilities costs.
(2)	For the six months ended June 30, 2010, we received $2.3 million of proceeds principally from the sale of interests in oil and gas properties, which are not deducted from the capital expenditures presented above.

Our current estimate is for capital expenditures of up to $490.0 million in 2010, $225.6 million of which has been spent as of June 30, 2010, which may be adjusted throughout the year as business conditions warrant. On July 30, 2010, the U.S. Bureau of Land Management (“BLM”) published in the federal register the Record of Decision on the Environmental Impact Statement that authorizes full-field development of our West Tavaputs development area in the Uinta Basin. The decision is not effective during a 30-day period in which appeals may be filed. Any potential increase in our 2010 capital expenditures for activities in West Tavaputs will depend on the timing of the final receipt of permits from the BLM.

We believe that we have sufficient available liquidity through 2010 and 2011 to fund our capital expenditures budget from cash flow from operations and the Amended Credit Facility. Future cash flows are subject to a number of variables, including our level of natural gas and oil production, commodity prices and operating costs. There can be no assurance that operations and other capital resources will provide sufficient amounts of cash flow to maintain planned levels of capital expenditures.

The amount, timing and allocation of capital expenditures is generally discretionary and within our control. If natural gas and oil prices decline to levels below our acceptable levels or costs increase to levels above our acceptable levels, we could choose to defer a portion of our budgeted capital expenditures until later periods to achieve the desired balance between sources and uses of liquidity generally by prioritizing capital projects to first focus on those that we believe will have the highest expected financial returns and ability to generate near-term cash flow. We routinely monitor and adjust our capital expenditures, including success or lack of success in drilling activities, the timing of regulatory approvals, acquisitions and divestitures, in response to changes in prices, availability of financing, drilling and acquisition costs, industry conditions, the availability of rigs, contractual obligations, internally generated cash flow and other factors both within and outside our control.

Financing Activities

Credit Facility. On March 16, 2010, we amended our credit facility (the “Amended Credit Facility”) and extended the maturity date to April 1, 2014. The Amended Credit Facility bears interest, based on the borrowing base usage, at the applicable London Interbank Offered Rate (“LIBOR”) plus applicable margins ranging from 2.0% to 3.0% (an increase from 1.75% to 2.50% previously) or an alternate base rate (“ABR”), based upon the greater of the prime rate, the federal funds effective rate plus 0.5% or the adjusted one month LIBOR plus 1.00%, plus applicable margins ranging from 1.0% to 2.50% (an increase from 0.75% to 1.50% previously). The average annual interest rates incurred on the Amended Credit Facility were 2.3% and 2.2% for the three months ended June 30, 2010 and 2009, respectively, and 2.2% for both the six months ended June 30, 2010 and 2009. Based on our year-end 2009 proved reserves and hedge positions, the borrowing base was increased to $800.0 million with commitments of $700.0 million. Effective May 4, 2010, a $26.0 million letter of credit was issued under the Amended Credit Facility as credit support for future payment under a contractual liability. This letter of credit reduced our borrowing capacity by $26.0 million to $674.0 million. Future borrowing bases will be computed based on proved natural gas and oil reserves, estimated future cash flows from those reserves and hedge positions, as well as any other outstanding debt. The borrowing base is required to be redetermined twice per year. We pay annual commitment fees of 0.5% of the unused amount of the commitments. The Amended Credit Facility is secured by natural gas and oil properties representing at least 80% of the value of our proved reserves and the pledge of all of the stock of our subsidiaries. For information concerning the effect of changes in interest rates on interest payments under this facility, see “Item 3.—Quantitative and Qualitative Disclosure about Market Risk — Interest Rate Risks” below.

As of June 30, 2010 and December 31, 2009, borrowings outstanding under the Amended Credit Facility totaled $0.0 and $5.0 million, respectively. The Amended Credit Facility contains financial covenants, including but not limited to a maximum total debt to EBITDAX (as defined by our Amended Credit Facility) ratio and a minimum current ratio. Given the Company’s strong balance sheet and cash flows, we are currently in compliance with all financial covenants and have complied with all financial covenants for all prior periods. Based upon current market conditions and cash flow projections, we expect to be in compliance with all financial covenants in the near and long term.

Convertible Notes. On March 12, 2008, we issued $172.5 million aggregate principal amount of Convertible Notes. The full $172.5 million principal amount of the Convertible Notes is currently outstanding. The Convertible Notes mature on March 15, 2028, unless earlier converted, redeemed or purchased by us. Based upon the call and put features, we currently expect to call the Convertible Notes or have them put to us in March 2012. The Convertible Notes are our senior unsecured obligation and rank equal in right of payment with all of our other existing and future senior unsecured indebtedness, including the Senior Notes. The Convertible Notes are fully and unconditionally guaranteed by our subsidiaries that guarantee our indebtedness under our Amended Credit Facility. The conversion price is approximately $66.33 per share of our common stock, equal to the applicable conversion rate of 15.0761 shares of our common stock, subject to adjustment upon certain events. Upon conversion of the Convertible Notes, holders will receive, at our election, cash, shares of common stock or a combination of cash and shares of common stock.

We currently intend to net cash settle the Convertible Notes. However, we have not made a formal legal irrevocable election to net cash settle and reserve the right to settle the Convertible Notes in any manner allowed under the indenture for the Convertible Notes as business conditions warrant. The Convertible Notes bear interest at a rate of 5% per annum, payable semi-annually in arrears on March 15 and September 15 of each year. There is no active, public market for the Convertible Notes. Based on market-based parameters of the various components of the Convertible Notes and over-the-counter trades, the aggregate estimated fair value was approximately $171.2 million as of June 30, 2010.

We recorded a debt discount of $23.1 million, which represented the fair value of the equity conversion as of the date of the issuance of the Convertible Notes. The debt discount is amortized as additional non-cash interest expense over the expected term of the Convertible Notes through March 2012. The amount of non-cash interest expense related to the Convertible Notes was $1.7 million and $3.4 million for the three and six months ended June 30, 2010, respectively, and $1.6 million and $3.1 million for the three and six months ended June 30, 2009, respectively. The amount of cash interest expense recognized for the three and six months ended June 30, 2010 related to the 5% contractual interest coupon that is paid in cash was $2.2 million and $4.3 million, respectively, for the three and six months ended for both June 30, 2010 and 2009. Including the non-cash interest expense, the effective interest rate on our Convertible Notes is 9.7% per annum.

As of June 30, 2010, the net carrying amount of the Convertible Notes was as follows (amounts in thousands):

Principal amount of the Convertible Notes	$172,500
Unamortized debt discount	(10,923)

Carrying amount of the Convertible Notes	$161,577

Senior Notes. On July 8, 2009, we issued $250.0 million in principal amount of 9.875% Senior Notes due 2016 at 95.172% of par. The Senior Notes will mature on July 15, 2016. Interest is payable in arrears semi-annually on January 15 and July 15, beginning January 15, 2010. We received net proceeds of $232.3 million (net of related offering costs), which were used to repay a portion of the borrowings under the Amended Credit Facility. The Senior Notes are our senior unsecured obligations and rank equal in right of payment with all of our other existing and future senior unsecured indebtedness, including the Convertible Notes. The Senior Notes are fully and unconditionally guaranteed by our subsidiaries that guarantee our indebtedness under our Amended Credit Facility. The Senior Notes include certain covenants that limit our ability to incur additional indebtedness, pay dividends, make restricted payments, create liens and sell assets. We are in compliance with all covenants as of June 30, 2010 and for all prior periods.

The debt discount is amortized as additional non-cash interest expense over the term of the Senior Notes. As of June 30, 2010, the net carrying amount of the Senior Notes is as follows (amounts in thousands):

Principal amount of the Senior Notes	$250,000
Unamortized debt discount	(10,895)

Carrying amount of the Senior Notes	$239,105

As a result of the amortization of the debt discount and amortization of the transaction costs through non-cash interest expense, the effective interest rate on the Senior Notes is 11.3% per annum. The amount of the cash interest expense recognized with respect to the 9.875% contractual interest coupon for the three and six months ended June 30, 2010 was $6.2 million and $12.3 million, respectively. The amount of non-cash interest expense related to the amortization of the debt discount and amortization of the transaction costs for the three and six months ended June 30, 2010 was $0.6 million and $1.1 million, respectively. The aggregate estimated fair value of the Senior Notes was approximately $267.5 million as of June 30, 2010 based on quoted market trades of these instruments.

Shelf Registration Statement. We have on file with the SEC an effective universal shelf registration statement to allow us to offer an indeterminate amount of equity or debt securities in the future. Under the registration statement, we may periodically offer from time to time debt securities, common stock, preferred stock, warrants and other securities or any combination of such securities in amounts, prices and on terms announced when and if the securities are offered. However, we recognize that the issuance of additional securities in periods of market volatility may be less likely. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement at the time of any such offering.

Contractual Obligations. A summary of our contractual obligations as of June 30, 2010 is provided in the following table (in thousands):

	Payments Due By Year
	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter	Total
	(in thousands)
Notes payable (1)	$553	$553	$553	$553	$553	$1,704	$4,469
Convertible Notes (2)	8,625	178,849	0	0	0	0	187,474
Senior Notes (3)	24,688	24,688	24,688	24,688	24,688	275,716	399,156
Purchase commitments (4)(8)	10,952	3,140	1,030	0	0	0	15,122
Drilling and rig commitments (5)(8)(10)	31,307	42,100	42,100	8,500	8,500	4,250	136,757
Office and office equipment leases and other (11)	1,881	258	222	222	222	394	3,199
Firm transportation and processing agreements (8)(9)	40,241	54,305	54,040	53,887	53,581	238,081	494,135
Asset retirement obligations (6)	682	9,139	1,638	554	1,105	36,714	49,832
Derivative liability (7)	2,305	3,825	2,342	0	0	0	8,472

Total	$121,234	$316,857	$126,613	$88,404	$88,649	$556,859	$1,298,616

(1)	We currently have a zero balance outstanding on our Amended Credit Facility. This table does not include future commitment fees, interest expense or other fees on our Amended Credit Facility because the Amended Credit Facility is a floating rate instrument, and we cannot determine with accuracy the timing of future loan advances, repayments or future interest rates to be charged. However, we have a $26.0 million letter of credit that accrues interest at 2.0% and 0.125% per annum for participation fees and fronting fees, respectively. The expected term for the letter of credit is April 30, 2018.
(2)	On March 12, 2008, we issued $172.5 million aggregate principal amount of Convertible Notes. For purposes of contractual obligations, we assume that the holders of our Convertible Notes will not exercise the conversion feature, and we will therefore repay the $172.5 million in cash in 2012. We currently expect to call the Convertible Notes to be redeemed in 2012 or have them put to us. We are also obligated to make annual interest payments equal to $8.6 million.
(3)	On July 8, 2009, we issued $250.0 million aggregate principal amount of Senior Notes. We are obligated to make annual interest payments equal to $24.7 million.
(4)	We have one take-or-pay carbon dioxide (“CO2”) purchasing agreement that expires in October 2011 and has a minimum volume commitment to purchase CO2 at a contracted price, subject to annual escalation. The contract provides CO2 used in fracturing operations in our West Tavaputs field. Should we not take delivery of the minimum volume required, we would be obligated to pay for the deficiency. At this time, our planned volumes needed exceed the minimum requirement, and we do not anticipate any deficiency payments.
(5)	We currently have two drilling rigs under contract. One contract expires in 2010, and one contract expires in 2011. All other rigs currently performing work for us are on a well-by-well basis and, therefore, can be released without penalty at the conclusion of drilling on the current well. These latter types of drilling obligations have not been included in the table above.
(6)	Neither the ultimate settlement amounts nor the timing of our asset retirement obligations can be precisely determined in advance. See “Critical Accounting Policies and Estimates” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2009 for a more detailed discussion of the nature of the accounting estimates involved in estimating asset retirement obligations.
(7)	Derivative liabilities represent the fair value for oil and gas commodity derivatives and interest rate derivatives presented as liabilities in our Unaudited Condensed Consolidated Balance Sheets as of June 30, 2010. The ultimate settlement amounts of our derivative liabilities are unknown because they are subject to continuing market fluctuations. See “Critical Accounting Policies and Estimates” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2009 and in “—Commodity Hedging Activities” above in this Quarterly Report on Form 10-Q for a more detailed discussion of the nature of the accounting estimates involved in valuing derivative instruments.
(8)	The values in the table represent the gross amounts that we are financially committed to pay. However, we will record in our financials our proportionate share based on our working interest and net revenue interest, which will vary from basin to basin.
(9)	We have entered into contracts that provide firm processing rights and firm transportation capacity on pipeline systems. The remaining terms on these contracts range from one to 13 years and require us to pay transportation demand and processing charges regardless of the amount of pipeline capacity utilized by us.
(10)	Included in drilling and rig commitments are estimated drilling obligations that arise from agreements entered into with partners in the Uinta Basin. These estimated total obligations are approximately $128.0 million through 2015.
(11)	The lease for our principal offices in Denver expires March 2011. However, we are currently considering our options to maintain comparable office space.

Trends and Uncertainties

For a discussion of trends and uncertainties that may affect our financial condition or liquidity, we refer you to the corresponding section in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2009. Other than as discussed above and except for trends described in the risk factor section contained in Part II, Item 1A of this Form 10-Q, no material change to such trends and uncertainties has occurred during the six months ended June 30, 2010.

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

Commodity Price Risk

Our primary market risk exposure is in the price we received for our production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot regional market prices applicable to our U.S. natural gas production. Pricing for natural gas, NGL and oil has been volatile and unpredictable for several years, and we expect this volatility to continue in the future. The prices we receive for production depend on many factors outside of our control including volatility in the differences between product prices at sales points and the applicable index price. Based on our average daily production and our derivative contracts in place for the six months ended June 30, 2010, our annual income before income taxes would have decreased by approximately $1.2 million for each $0.10 decrease per MMBtu in natural gas prices and approximately $0.2 million for each $1.00 per barrel decrease in crude oil prices.

We routinely enter into and anticipate entering into financial hedges relating to a portion of our projected natural gas and oil production revenue through various financial transactions, which hedge future prices received. These financial transactions may include financial price swaps whereby we will receive a fixed price for our production and pay a variable market price to the contract counterparty and cashless price collars that set a floor and ceiling price for the hedged production. If the applicable monthly price indices are outside of the ranges set by the floor and ceiling prices in the various collars, we and the counterparty to the collars would be required to settle the difference. These financial hedging activities are intended to support natural gas and oil prices at targeted levels and to manage our exposure to natural gas and oil price fluctuations. In addition to the swaps and collars discussed above, we also entered into basis only swaps. With a basis only swap, we have fixed the difference between the NYMEX price and the price received for our natural gas production at the specific delivery location to protect against the risk of large differences between NYMEX (Henry Hub) and our primary sales points, CIGRM and NWPL. We may consider entering into hedge transactions based on a NYMEX price in the future with a volume equal to the volume for our basis only swaps, thereby effectively fixing a price for CIGRM or NWPL.

As of July 23, 2010, we have hedges in place for 30,409,500 MMBtu of natural gas production, 29,100,000 gallons of NGL and 294,400 Bbls of oil production for 2010 and 43,777,500 MMBtu of natural gas production and 146,000 Bbls of oil production for 2011. In addition, we have basis only swaps in place for 6,145,000 MMBtu of natural gas for 2010, 7,300,000 MMBtu of natural gas for 2011 and 7,320,000 MMBtu of natural gas for 2012. These hedges are summarized in the table presented above under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Capital Resources and Liquidity— Commodity Hedging Activities.”

Interest Rate Risks

At June 30, 2010, we had a zero balance outstanding under our Amended Credit Facility with an average outstanding debt balance of $4.6 million for the six months ended June 30, 2010, which bears interest at floating rates in accordance with our Amended Credit Facility. The average annual interest rate incurred on this debt for the six months ended June 30, 2010 was 2.2%. A 1.0% increase in each of the average LIBOR rate and federal funds rate for the six months ended June 30, 2010 would have resulted in an estimated $0.02 million increase in interest expense assuming a similar average debt level to the six months ended June 30, 2010. In addition, we had $172.5 million principal amount of Convertible Notes and $250.0 million principal amount of Senior Notes outstanding at June 30, 2010, which have a fixed cash interest rate of 5.0% and 9.875% per annum, respectively.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2010.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our revenue, profitability and cash flow depend upon the prices and demand for oil and natural gas. The markets for these commodities are very volatile and even relatively modest drops in prices can significantly affect our financial results and impede our growth. Changes in oil and natural gas prices have a significant impact on the value of our reserves and on our cash flow. Prices for oil and natural gas may fluctuate widely in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty and a variety of additional factors that are beyond our control, such as:

•	the domestic and foreign supply of oil and natural gas;

•	economic conditions in the United States, and the level of consumer product demand;

•	domestic and foreign governmental regulations;

•	variations between product prices at sales points and applicable index prices;

•	overall domestic and global economic conditions;

•	political and economic conditions in oil producing countries, including the Middle East and South America;

•	the ability of members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls;

•	weather conditions;

•	technological advances affecting energy consumption;

•	proximity and capacity of oil and gas pipelines and other transportation facilities; and

•	the price and availability of alternative fuels.

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

The continuing U.S. and global economic downturn could have a material adverse effect on our business and operations.

Any or all of the following may occur as a result of the recent crisis in the global financial and securities markets and continuing economic downturn:

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

•

We may be unable to obtain additional debt or equity financing, which would require us to limit our capital expenditures and other spending. This would lead to lower growth in our production and reserves than if we were able to spend more than our cash flow. Financing costs may significantly increase as lenders may be reluctant to lend without receiving higher fees and spreads. We were required to pay higher fees and spreads when we amended our credit facility in March 2010.

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

•

Our credit facility bears floating interest rates based on the London Interbank Offer Rate, or LIBOR. As banks were reluctant to lend to each other to avoid risk, LIBOR increased to unprecedented spread levels in 2008 and such spread levels are possible in the future. This causes higher interest expense for unhedged levels of LIBOR-based borrowings.

•

Our credit facility requires the lenders to redetermine our borrowing base semi-annually. The redeterminations are based on our proved reserves and hedge position based on price assumptions that our lenders require us to calculate reserves pursuant to the credit facility. It is feasible that the lenders could reduce their price assumptions used to determine reserves for calculating our borrowing base, and our borrowing base could be reduced. This would reduce our funds available to borrow.

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

Possible additional regulation could have an adverse effect on our operations.

Proposed energy legislation and new regulations, driven in part by the Macondo oil spill in the Gulf of Mexico, could limit our ability to operate on Federal lands, delay access to Federal lands, and increase the cost of our operations. These include the Consolidated Land, Energy, and Aquatic Resources Act (CLEAR), the Clean Energy Jobs and Oil Company Accountability Act, the Blowout Prevention Act, and public land leasing reforms. The inability to access, delays and the increased cost of operating on Federal lands could result in losses of revenues, increased costs and devaluing of our assets.

Federal legislation may decrease our ability, and increase the cost, to enter into hedge transactions.

The Dodd-Frank Wall Street Reform and Consumer Protective Act (“Dodd-Frank” or the “new law”) was signed into law on July 21, 2010. Dodd-Frank regulates derivative transactions, including our commodity derivative swaps. The new law requires the Treasury Department to implement final administrative procedures related to derivatives within one year. The effect of such administrative procedures on our business is currently uncertain. However, we expect that as a commercial end user using derivatives to manage commercial risks, we will be exempt from posting collateral requirements and mandatory trading on a centralized exchange. We expect to be able to continue to trade with our counterparties, which are all lenders in the Amended Credit Facility, albeit with a separate capitalized subsidiary of the lender. We do expect that the cost to hedge will increase as a result of fewer counterparties in the market and the pass-through of increased capital cost of bank subsidiaries. Decreasing our ability to enter into hedging transactions would expose us to additional risks related to commodity price volatility and impair our ability to have certainty with respect to a portion of our cash flow, which could lead to decreases in capital spending and, therefore, decreases in future production and reserves.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Securities

There were no sales of unregistered equity securities during the period covered by this report.

Issuer Purchases of Equity Securities

The following table contains information about our acquisitions of equity securities during the three months ended June 30, 2010:

Period	Total Number of Shares (1)	Weighted Average Price Paid Per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1 – 30, 2010	1,595	$31.38	0	0
May 1 – 31, 2010	360	32.94	0	0
June 1 – 30, 2010	1,000	34.50	0	0

Total	2,955	$32.63	0	0

(1)	Represents shares delivered by employees to satisfy the exercise price of stock options and tax withholding obligations in connection with the exercise of stock options and shares withheld from employees to satisfy tax withholding obligations in connection with the vesting of shares of common stock issued pursuant to our employee incentive plans.

Item 3.	Defaults upon Senior Securities.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

Exhibit Number	Description of Exhibits

3.1	Restated Certificate of Incorporation of Bill Barrett Corporation. [Incorporated by reference to Exhibit 3.4 of our Current Report on Form 8-K filed with the Commission on December 20, 2004.]

3.2	Bylaws of Bill Barrett Corporation. [Incorporated by reference to Exhibit 3.5 of our Current Report on Form 8-K filed with the Commission on December 20, 2004.]

4.1(a)	Specimen Certificate of Common Stock. [Incorporated by reference to Exhibit 4.1 of Amendment No. 1 to our Registration Statement on Form 8-A filed with the Commission on December 20, 2004.]

4.1(b)	Indenture, dated March 12, 2008, between Bill Barrett Corporation and Deutsch Bank Trust Company Americas, as Trustee. [Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed with the Commission on March 12, 2008.]

4.1(c)	Indenture, dated July 8, 2009, between Bill Barrett Corporation and Deutsche Bank Trust Company Americas, as Trustee. [Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed with the Commission on July 8, 2009.]

4.2(a)	Registration Rights Agreement, dated March 28, 2002, among Bill Barrett Corporation and the investors named therein. [Incorporated by reference to Exhibit 4.2 of Amendment No. 2 to our Registration Statement on Form S-1 (Registration No. 333-114554) filed with the Commission on August 31, 2004.]

4.2(b)	First Supplemental Indenture, dated March 12, 2008, by and between Bill Barrett Corporation and Deutsche Bank Trust Company Americas, as Trustee (including form of 5% Convertible Senior Notes due 2028). [Incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed with the Commission on March 12, 2008.]

4.2(c)	First Supplemental Indenture, dated July 8, 2009, by Bill Barrett Corporation and Deutsche Bank Trust Company Americas, as Trustee (including form of 9.875% Senior Notes due 2016). [Incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed with the Commission on July 8, 2009.]

4.3(a)	Stockholders’ Agreement, dated March 28, 2002 and as amended to date, among Bill Barrett Corporation and the investors named therein. [Incorporated by reference to Exhibit 4.3 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-114554) filed with the Commission on August 31, 2004.]

4.3(b)	Second Supplemental Indenture, dated July 8, 2009, by Bill Barrett Corporation, Bill Barrett CBM Corporation, Bill Barrett CBM LLC, Circle B Land Company LLC and Deutsche Bank Trust Company Americas, as Trustee (including form of 9.875% Senior Notes due 2016). [Incorporated by reference to Exhibit 4.3 of our Current Report on Form 8-K with the Commission on July 8, 2009.]

4.4	Form of Rights Agreement concerning Shareholder Rights Plan, which includes as Exhibit A thereto the Certificate of Designations of Series A Junior Participating Preferred Stock of Bill Barrett Corporation, and, as Exhibit B thereto the Form of Right Certificate. [Incorporated by reference to Exhibit 4.4 to Amendment No. 1 to our Registration Statement on Form 8-A filed with the Commission on December 20, 2004.]

4.5	Form of Certificate of Designations of Series A Junior Participating Preferred Stock of Bill Barrett Corporation. [Incorporated by reference to Exhibit 4.4 (Exhibit A) to Amendment No. 1 to our Registration Statement on Form 8-A filed with the Commission on December 20, 2004.]

4.6	Form of Right Certificate. [Incorporated by reference to Exhibit 4.4 (Exhibit A) to Amendment No. 1 to our Registration Statement on Form 8-A filed with the Commission on December 24, 2004.]

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101	The following materials from the Bill Barrett Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, formatted in XBRL (eXtensible Business Reporting Language) include (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operation, (iii) the Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.*

*	Users of this data are advised pursuant to Rule 401 of Regulation S-T that the financial information contained in the XBRL-Related Documents is unaudited. Furthermore, users of this data are advised in accordance with Rule 406T of Regulation S-T promulgated by the Securities and Exchange Commission that this Interactive Data File is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these Sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BILL BARRETT CORPORATION

Date: August 3, 2010	By:	/s/ Fredrick J. Barrett
Fredrick J. Barrett
Chairman of the Board of Directors, Chief Executive Officer and President
(Principal Executive Officer)

Date: August 3, 2010	By:	/s/ Robert W. Howard
Robert W. Howard
Chief Financial Officer
(Principal Financial Officer)