Form 10-K
period 2010-12-31
BILL BARRETT CORP
filed 2011-02-23
CIK 1172139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     ☐  Yes    ☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2010 based on the $30.77 closing price of the registrant’s common stock on the New York Stock Exchange was $1,267,385,616.*

*	Calculated based on beneficial ownership of our common stock on January 28, 2011. Without assuming that any of the registrant’s directors, executive officers, or 10 percent or greater beneficial owners is an affiliate, the shares of which they are beneficial owners have been deemed to be owned by affiliates solely for this calculation.

As of January 28, 2011, the registrant had 46,876,131 outstanding shares of $.001 per share par value common stock.

DOCUMENTS INCORPORATED BY REFERENCE:

The information required in Part III of this Annual Report on Form 10-K is incorporated by reference from the registrant’s definitive proxy statement for the registrant’s Annual Meeting of Stockholders to be held in May 2011 to be filed pursuant to Regulation 14A no later than 120 days after the end of the registrant’s fiscal year ended December 31, 2010.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, which are subject to a number of risks and uncertainties, many of which are beyond our control. These forward-looking statements may include statements about our:

•	business and financial strategy;

•	natural gas and oil reserves;

•	realized oil and natural gas prices;

•	production;

•	exploration and development drilling prospects, inventories, projects and programs;

•	ability to obtain industry partners for our prospects on favorable terms to reduce our capital risks and accelerate our exploration activities;

•	ability to obtain permits and governmental approvals;

•	identified drilling locations;

•	future drilling schedules;

•	changing regulatory environment;

•	transportation and access to pipelines;

•	processing and refining capabilities;

•	the ability of our hedge counterparties to fulfill their obligations;

•	lease operating expenses and costs related to the acquisition and development of oil and gas properties;

•	availability and costs of drilling rigs and field services;

•	the ability to obtain and the cost of financing;

•	general and administrative costs, oilfield services costs and other expenses related to our business;

•	technology;

•	future operating results; and

•	plans, objectives, expectations and intentions.

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

BUSINESS

General

Bill Barrett Corporation (“we,” “our” or “us”) explores for and develops oil and natural gas in the Rocky Mountain region of the United States. We seek to build stockholder value through profitable growth in reserves and production, which will include investing in and profitably developing key existing development programs as well as growth through exploration and acquisitions. We seek high quality exploration and development projects with potential for providing long-term drilling inventories that generate high returns. Substantially all of our revenues are generated through the sale of natural gas, natural gas liquids (“NGLs”) and oil production at market prices and the settlement of commodity hedges.

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

The following table provides information regarding our operations by basin as of December 31, 2010:

Basin/Area	State	Estimated Net Proved Reserves(1) (Bcfe)	December 2010 Average Daily Net Production (MMcfe/d)	Net Producing Wells	Net Undeveloped Acreage
Uinta	UT	386.9	69.8	203.6	182,150	(2)
Piceance	CO	634.3	136.2	659.8	43,098	(4)
Powder River	WY	62.3	36.8	458.0	63,010
Wind River	WY	34.8	16.9	149.3	195,798
Paradox	CO/UT	0	0.6	6.0	393,901
Big Horn(3)	WY	0	0	1.0	63,906
Deseret	ID/UT/WY	0	0	0	191,791
Other	Various	0	0	0	206,349

Total		1,118.3	260.3	1,477.7	1,340,003	(2)

(1)

Our proved reserves were determined in accordance with Securities and Exchange Commission, or (“SEC”), guidelines, using the average price on the first of each month for natural gas (CIG price) and oil (WTI price), which averaged $3.95 per MMBtu of natural gas and $75.96 per barrel of oil in 2010, without giving effect to hedging transactions. CIG refers to Colorado Interstate Gas price as quoted in Platt’s Gas Daily on the first flow day of each month. WTI refers to West Texas Intermediate price as quoted by Plains All American Pipeline, L.P. using crude oil price bulletins for the first day of each month. Our reserves estimates are based on a reserve report prepared by us and audited by our independent third party petroleum engineers. See “—Oil and Gas Data—Proved Reserves.”

(2)	Does not include an additional 101,190 net undeveloped acres that are subject to drill-to-earn agreements.
(3)	The Big Horn Basin has two gross non-operated wells with insignificant proven reserves.
(4)	Includes 36,281 net acres associated with our Cottonwood Gulch prospect.

Our Offices

We were founded in 2002 and are incorporated in Delaware. Our principal executive offices are located at 1099 18th Street, Suite 2300, Denver, Colorado 80202, and our telephone number at that address is (303) 293-9100.

Areas of Operation

Piceance Basin

The Piceance Basin is located in northwestern Colorado. We began operations in the Gibson Gulch area of the Piceance Basin on September 1, 2004, with the purchase of producing and undeveloped properties.

Key Statistics

•	Estimated proved reserves as of December 31, 2010—634.3 Bcfe.

•	Producing wells—We had interests in 703 gross (659.8 net) producing wells as of December 31, 2010.

•	2010 net production—48.1 Bcfe.

•	Acreage—We held 43,098 net undeveloped acres, including the Cottonwood Gulch prospect, as of December 31, 2010.

•

Capital expenditures—Our capital expenditures for 2010 were $269.8 million for participation in the drilling of 149 gross wells and to expand our compression and gathering facilities in the Piceance Basin.

•	As of December 31, 2010, we were in the process of drilling 1 gross (0.5 net) well and waiting to complete 40 gross (39.2 net) wells within the Piceance Basin.

The Gibson Gulch area is a basin-centered gas play along the north end of the Divide Creek anticline near the eastern limits of the Piceance Basin’s productive Mesaverde (Williams Fork) trend at depths of approximately 7,500 feet. Through 2006, we drilled on a 20-acre well density. Beginning in 2007, we commenced drilling on 10-acre density and our year-end reserves include proved reserves associated with 10-acre density. Our natural gas production in this basin is currently gathered through our own gathering system and EnCana Oil & Gas Corporation’s gathering system and delivered to markets through a variety of pipelines, including pipelines owned by Questar Pipeline Company, Northwest Pipeline, Colorado Interstate Gas, TransColorado Pipeline, Wyoming Interstate Gas Company and Rockies Express Pipeline LLC. The energy content of our Piceance gas is 1.13 British Thermal Units (“BTUs”) per mcf and the natural gas is processed at an Enterprise Products Partners L.P. plant in Meeker, Colorado. We have the option annually to elect to process liquids with Enterprise Products Partners L.P. and receive the value of NGLs for a portion of our production. In 2010 and 2011, we have elected the liquids option and are receiving OPIS (“Oil Price Information Service”) Mt. Belvieu prices for our NGLs, which are currently priced at a premium to natural gas on an energy equivalent basis.

Uinta Basin

The Uinta Basin is located in northeastern Utah. Our development operations are conducted in the West Tavaputs area, and the Lake Canyon/Blacktail Ridge area. We also have a position in several exploration prospects in the Uinta Basin.

Key Statistics

•	Estimated proved reserves as of December 31, 2010—386.9 Bcfe.

•	Producing wells—We had interests in 231 gross (203.6 net) producing wells as of December 31, 2010.

•	2010 net production—27.7 Bcfe.

•	Acreage—We held 182,150 net undeveloped acres as of December 31, 2010, along with 101,190 net acres that are subject to drill-to-earn agreements that expire in 2012.

•	Capital expenditures—In 2010, our capital expenditures were $142.6 million in the Uinta Basin area to drill 45 gross wells and install compression and gathering facilities.

•	As of December 31, 2010, we were in the process of drilling 3 gross (2.1 net) wells and waiting to complete 12 gross (10.7 net) wells within the Uinta Basin.

West Tavaputs

The Record of Decision (“ROD”) for the West Tavaputs Environmental Impact Statement (“EIS”) was issued on July 29, 2010. The ROD authorized full field development consistent with agreements reached with environmental stakeholders in the area. The EIS was initiated in February 2005. Issuance of a favorable ROD represents the culmination of over five years of efforts by us, the U.S. Department of the Interior and the US

Bureau of Land Management (“BLM”) and various cultural, wildlife and wilderness interest groups toward the responsible development of natural gas within the project area. With no appeals or protests received during the final appeals period, the BLM began issuing permits for drilling pursuant to the EIS in September 2010.

We serve as operator of our interests in the West Tavaputs area. As of December 31, 2010, we had identified 698 potential drilling locations and 386.9 Bcfe of estimated proved reserves with a weighted average working interest of 97%. We are actively drilling our shallow program, which targets the gas-productive sands of the Wasatch and Mesaverde formations at depths down to 7,600 feet on average. We drilled 18 shallow wells in 2010, 10 since the issuance of the ROD, and completed 19 wells. In 2011, we plan to drill up to 97 shallow wells and complete 77 wells. The Wasatch and Mesaverde formations currently are being developed on 40-acre density in the Peter’s Point Unit on the eastern side of the field, following testing and analysis of 40-acre pilots in 2007 and 2008. Throughout 2011, a 20-acre pilot program will be initiated in the Peter’s Point Unit. In 2008 and 2009, we conducted 20-acre density pilots in the Prickly Pear unit on the western side of the field. We believe that results of these pilots have proved encouraging and activity in 2011 will be on 20-acre density. As of December 31, 2010, we were in the process of drilling 2 gross (1.6 net) wells and were waiting to complete 9 gross (8.7 net) wells in the West Tavaputs area.

Our natural gas production in this basin is currently gathered through our own gathering systems and delivers into Questar Pipeline Company and Three Rivers Gathering, LLC. Gas delivered into Questar Pipeline is processed by Questar Transportation Services Company, and gas delivered into Three Rivers Gathering can be processed by QEP Field Services Co and Chipita Processing LLC. Gas can then be marketed through a variety of pipelines including Questar Pipeline Company, Northwest Pipeline, CIG, and Wyoming Interstate Gas Company.

Blacktail Ridge/Lake Canyon

Blacktail Ridge. In December 2006, we entered into an exploration and development agreement with the Ute Indian Tribe of the Uintah and Ouray Reservation, (“Ute Tribe”), and the Ute Development Corporation to explore for and develop oil and natural gas on approximately 51,000 of the Ute Tribe’s net undeveloped acres located in Duchesne County, Utah. Pursuant to this agreement, we serve as operator and have the right to earn a minimum of a 50% working interest in all formations. To earn these interests, we were required to drill five Wasatch formation wells in 2007 followed by eight Wasatch wells per year thereafter. The Ute Tribe has an option to participate in all drilled wells up to a 50% working interest. The Ute Tribe is subject to working interest adjustments in any infill drilling, pending its participation in previous acreage earning wells. By the end of 2008, we had commenced the drilling of 14 wells with an average working interest of 60.7%, thus fulfilling both our 2007 and 2008 drilling obligations.

In 2009, we negotiated with the Ute Tribe a suspension of the eight well drilling obligation for that year. One well of the 2009 obligation was drilled in 2008 and the remaining seven wells will now be drilled in 2012. In 2010 and 2011, we were again obligated to drill eight Wasatch wells in each year. In 2010, we drilled 17 wells which fulfilled our 2010 program, and four of those wells can be carried forward to fulfill our drilling obligation in 2011. Completion results to date indicate we can successfully extend the known limits of the field as well as increase the well density inside the current field boundaries. We currently are focused on developing interior field locations on 160 acre density and are considering an 80 acre infill pilot. As of December 31, 2010, we were in the process of drilling 1 gross (0.5 net) well and were waiting to complete 3 gross (2.0 net) wells within the Blacktail Ridge area. Our gas production is gathered and processed by a third party, and our oil production is sold and trucked to the Salt Lake area to be refined.

Lake Canyon. In 2004, we and an industry partner entered into a drill-to-earn exploration and development agreement with the Ute Tribe and Ute Development Corporation to explore for and develop oil and natural gas on approximately 125,000 of the Ute Tribe’s net undeveloped acres that are located in Duchesne and Wasatch Counties, Utah. Pursuant to this agreement, we had the right to earn up to a 75% working interest in the Wasatch formation (targeting oil at approximately 8,000 feet) and deeper horizons, for which we serve as operator, plus up to a 25% interest in the shallower Green River formations. The exploration and development agreement was amended in October, 2009 to allow for the suspension of the 2009 drilling schedule due to our inability to secure easements and permits to access the property. In 2010, we further amended the exploration and development agreement to provide for combined interests of the partners in all depths. This allows the drilling of a single wellbore and commingling of production rather than requiring that we and our industry partner drill separate wells, which should improve the economics of new wells. Further, the amendment calls for us to operate a northern block (consisting of 19,781 net tribal acres) with a 75% working interest, and for our partner to operate a southern block, where we retain a 25% working interest. The Ute Tribe has an option to participate in a 25% working interest in wells drilled pursuant to the agreement. The amended agreement also provides for us and our industry partner to drill at least four obligation wells each in 2010 and two obligation wells each from 2011 through 2015 with an additional requirement of 14 optional wells being drilled at some point between 2011 and 2015. As of December 31, 2010, we were not in the process of drilling any wells in the Lake Canyon area. Through December 31, 2010, we had drilled a total of 9 gross (7 net) wells under the exploration and development agreement, including 4 gross (3 net) wells in 2010, and earned 7,099 gross (4,113 net) acres in this prospect. Our gas production is gathered and processed by a third party, and our oil production is sold and trucked to the Salt Lake area to be refined.

Hornfrog

At our Hornfrog natural gas prospect located southeast of West Tavaputs, we continue to produce from two wells completed in September 2010. One of the two wells continues to indicate production similarities to West Tavaputs. We intend to drill four wells in the area in 2011 as part of a drill-to-earn program for 55% working interest in up to 30,700 gross acres, subject to the resolution of a dispute between our farmout partner and third parties.

Powder River Basin

The Powder River Basin is primarily located in northeastern Wyoming. Our operations are focused on the development drilling of coalbed methane wells, typically to a depth of 1,200 feet. Future development is primarily located in the Big George Coals. We also have a position in several exploration projects not related to coalbed methane wells.

Key Statistics

•	Estimated proved reserves as of December 31, 2010—62.3 Bcfe.

•	Producing wells—We had interests in 761 gross (458.0 net) producing wells as of December 31, 2010.

•	2010 net production—13.4 Bcfe.

•	Acreage—We held 63,010 net undeveloped acres as of December 31, 2010.

•	Capital expenditures—In 2010, our capital expenditures for the Powder River Basin were $24.3 million, which included participating in drilling 79 wells and acquisitions.

•	As of December 31, 2010, we were drilling 3 gross (0.6 net) wells and waiting to complete 25 gross (16.5 net) wells within the Powder River Basin.

Coalbed Methane

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

Key Statistics

•	Estimated proved reserves as of December 31, 2010—34.8 Bcfe.

•	Producing wells—We had interests in 157 gross (149.3 net) producing wells as of December 31, 2010.

•	2010 net production—6.9 Bcfe.

•	Acreage—We held 195,798 net undeveloped acres as of December 31, 2010.

•	Capital expenditures—For 2010, our operations in the Wind River Basin included recompletions and exploration drilling, and capital expenditures were $8.3 million.

•	As of December 31, 2010, we were waiting to complete 1 well within the Wind River Basin.

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

McRae Gap

We are in the process of assessing the Niobrara shale oil potential in our 90,800 net acre McRae Gap prospect along the southern flank of the Wind River basin. Casing was set on our first exploration well, the NMGU 11H-29-34-87, in November 2010 at a measured depth of 11,686 feet after drilling almost 3,200 feet of lateral section. Due to environmental stipulations, completion work will not commence on this well until the third quarter of 2011. We serve as operator and maintain a 75% working interest in the prospect, with the remaining working interest being earned through a carried working interest by an industry partner.

Paradox Basin

The Paradox Basin is located in southwestern Colorado and southeastern Utah, and is adjacent to the San Juan Basin of New Mexico and Colorado. In 2011, we intend to market a portion of our working interest in our prospects within the Paradox Basin to one or more third parties. Further drilling activity will depend on the results of the marketing efforts.

Key Statistics

•	Acreage—We held 393,901 net undeveloped acres as of December 31, 2010.

•	Producing wells—We had interests in six gross (six net) producing, or capable of producing, wells as of December 31, 2010.

•	Capital expenditures—Our capital expenditures for 2010 for the Paradox Basin were $7.1 million for participation in the drilling of one gross well.

•	As of December 31, 2010, we were not in the process of drilling or completing wells within the Paradox Basin.

Yellow Jacket

This prospect targets natural gas from the Gothic shale at depths of 4,500 to 6,500 feet. Through 2010, we had drilled four exploratory vertical wells to gather rock property data, and nine horizontal well bores. Eight of these wells were on production at various times in 2010. Impairment charges were taken against producing wells during 2009 due to sub-economic performance. In 2010, we re-acquired the working interest from our industry partner and now serve as operator with an average working interest close to 100%.

Green Jacket

This prospect targets natural gas from the Hovenweep shale at depths of 4,500 to 6,500 feet and is directly adjacent to our Yellow Jacket prospect. We drilled one vertical science well in 2008, which was immediately converted into a horizontal wellbore. This well was production tested in early 2009 and recorded as a dry hole in 2010. We serve as operator in this area where we have a working interest close to 100%.

Salt Flank

We have an 80% working interest in our Salt Flank exploration prospect where we are targeting natural gas in stratigraphic and structural traps located on the flanks of salt diapirs. Our first exploration well was tested in 2009 and declared a dry hole due to insufficient gas volumes.

Other Exploration Prospects

In addition to the exploration prospects described above, the following is a description of activities that occurred during 2010 and that are planned for 2011 for the following basins. Historically, we have assembled large acreage positions and recovered a portion of our costs by selling an interest to industry partners. We typically retain at least a 50% interest and operatorship.

Big Horn Basin—Red Point

The Big Horn Basin is located in north central Wyoming. We are targeting both structural-stratigraphic and basin-centered tight gas exploratory plays. Our working interest in this prospect is 58%. We held 63,906 net undeveloped acres at December 31, 2010. In 2010, we hooked up our Sellers Draw well in an attempt to evaluate the Mesaverde potential in a pre-existing well-bore. Production from the well was limited and short lived, and the related costs were recorded as dry hole expense in 2010. We are marketing part of our working interest in this prospect, and any further drilling activity will depend on the results of this sell down effort.

Deseret Basin

The Deseret Basin is a shale gas prospect that targets the Phosphoria Formation in parts of northern Utah, western Wyoming and southeastern Idaho. We have assembled over 191,791 net acres in the basin. During 2010, we acquired 20 square miles of 3D seismic, and drilled, cored and tested the Phosphoria in the vertical McKinnon 33-32-11-7 stratigraphic test well drilled to 9,654 feet to test the shale gas potential. While core and test results are still being analyzed, we are actively marketing the prospect to potential industry partners. We serve as operator in this area where we currently have a working interest of 100%.

Oil and Gas Data

Proved Reserves

The following table presents our estimated net proved natural gas and oil reserves and the present value of our estimated proved reserves at each of December 31, 2010, 2009 and 2008 based on reserve reports prepared by us and audited in their entirety by outside independent third party petroleum engineers. While we are not required by the SEC or accounting regulations or pronouncements to have our estimates independently audited, we are required by our revolving credit agreement with our lenders to have an independent third party engineering firm perform an annual audit of our estimated reserves. All of our proved reserves included in our reserve reports are located in North America. Netherland, Sewell & Associates, Inc., or NSAI, audited all of our reserves estimates at December 31, 2010, 2009 and 2008. When compared on a well-by-well or lease-by-lease basis, some of our estimates of net proved reserves are greater and some are less than the estimates of outside independent third party petroleum engineers. However, in the aggregate, the independent third party petroleum engineer estimates of total net proved reserves are within 10% of our internal estimates. Our estimates of net proved reserves have not been filed with or included in reports to any federal authority or agency, other than the SEC, since January 1, 2010.

	As of December 31,
Proved Reserves:	2010	2009	2008
Proved Developed Reserves:
Natural gas (Bcf)	499.4	455.3	416.6
Oil (MMBbls)	6.0	4.1	3.1
Total proved developed reserves (Bcfe)(1)	535.2	480.2	435.1
Proved Undeveloped Reserves:
Natural gas (Bcf)	540.9	462.7	367.8
Oil (MMBbls)	7.0	3.6	2.6

Total proved undeveloped reserves (Bcfe)(1)	583.2	484.6	383.2

Total Proved Reserves (Bcfe)(1)	1,118.3	964.8	818.3

(1)	Total does not add because of rounding.

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

Proved developed oil and gas reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Proved undeveloped oil and gas reserves are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. Proved undeveloped reserves on undrilled acreage are limited to those locations on development spacing areas that are offsetting economic producers that are reasonably certain of economic production when drilled. Proved undeveloped reserves for other undrilled development spacing areas can be claimed only where it can be demonstrated with reasonable certainty that there is continuity of economic production from the existing productive formation. Proved undeveloped reserves are included when they are scheduled to be drilled within five years.

At December 31, 2010, our proved undeveloped reserves were 583.2 Bcfe, all of which were scheduled to be drilled within five years. At December 31, 2009, our proved undeveloped reserves were 484.6 Bcfe. During 2010, 83.2 Bcfe or 17.2% of our December 31, 2009 proved undeveloped reserves (130 wells) were converted into proved developed reserves requiring $160.2 million of drilling and completion capital and $28.1 million of facilities capital. These wells produced 16.7 Bcfe in 2010. An additional 4.2 Bcfe were removed from the proved undeveloped reserves category because they were either traded or sold or they exceeded the five year limit for proved undeveloped reserves. Positive engineering and pricing revisions added 75.7 Bcfe to the proved undeveloped reserves category. The positive engineering revision in the Gibson Gulch area of the Piceance Basin included 24.7 Bcfe resulting from the addition of proved undeveloped reserves in locations greater than one direct spacing unit from economic producers. Production from the Gibson Gulch area is from a very large, basin-centered gas accumulation containing reservoirs with no apparent downdip water. The reasonable certainty for economic reserves from these locations is supported by geologic, engineering and economic data in addition to well productivity across the Gibson Gulch area and across the Piceance Basin. Positive pricing revisions occurred in all of our producing areas due to the pricing change from $3.04 per MMBtu CIG for the year ended December 31, 2009 to $3.95 per MMBtu for the year ended December 31, 2010 and $57.65 per Bbl WTI for the year ended December 31, 2009 to $75.96 per Bbl for the year ended December 31, 2010. The proved undeveloped reserves from December 31, 2009 that remain in the proved undeveloped reserves category at December 31, 2010 are 380.5 Bcfe. The December 31, 2010 proved undeveloped reserves of 583.2 Bcfe result from adding the December 31, 2009 remaining proved undeveloped reserves of 380.5 Bcfe to the proved undeveloped reserves generated in 2010 from the 2009 and 2010 drilling program (127.0 Bcfe) and the positive engineering and pricing revisions (75.7 Bcfe). The 127.0 Bcfe were the result of estimating reserves with reasonable certainty of economic production when drilled on undrilled acreage in development spacing areas that were directly offsetting new economic producers.

The majority of production from the Gibson Gulch area of the Piceance Basin is from the discontinuous fluvial sands of the Williams fork formation. The resource is consistent across the Gibson Gulch area and results in low variability of estimated ultimate recoveries. The 2010 results of proved undeveloped drilled wells in offsets two spacing areas from economic producing wells were positive and supported a third offset in the proved undeveloped reserve category as of December 31, 2010 (39 wells, 24.7 Bcfe). New technologies were not used to support these reserves. The opportunity to use this data to prove more than one direct offset from economic producers is the result of a change in definition for undeveloped oil and gas reserves included in the SEC’s “Modernization of Oil and Gas Reporting” and applied in our December 31, 2009 and December 31, 2010 reserve reports. The proved undeveloped reserves added in the Gibson Gulch area at December 31, 2010 were 124.7 Bcfe, of which 24.7 Bcfe were attributed to the addition of a third offsetting proved undeveloped spacing area from economic producers.

At December 31, 2010, we revised our proved reserves upward by 39.8 Bcfe, excluding pricing revisions, due to improved production performance in Gibson Gulch area and in the Wind River Basin and the addition of 24.7 Bcfe of reserves from third proved undeveloped spacing areas added in the Gibson Gulch area. A positive revision of 27.4 Bcfe occurred due to the positive pricing changes described above.

At December 31, 2009, our proved undeveloped reserves were 484.6 Bcfe, all of which were scheduled to be drilled within five years. At December 31, 2008, our proved undeveloped reserves were 383.2 Bcfe. During 2009, 82.5 Bcfe or 22% of our December 31, 2008 proved undeveloped reserves (71 wells) were converted into proved developed reserves requiring $81.7 million of drilling and completion capital and $9.5 million of facilities capital. An additional 7 Bcfe were removed from the proved undeveloped reserves category because they exceeded the five year limit for proved undeveloped reserves, 29.3 Bcfe were added to the proved undeveloped reserves category due to engineering revisions primarily resulting from increased performance in the Gibson Gulch area and 28.5 Bcfe were sub-economic and were removed from the proved undeveloped reserves category due to the pricing change from $4.60 per MMBtu CIG at December 31, 2008 to $3.04 per MMBtu for the year ended December 31, 2009. The proved undeveloped reserves from December 31, 2008 that remained in the proved undeveloped reserves category at December 31, 2009 were 294.4 Bcfe. The December 31, 2009 proved undeveloped reserves of 484.6 Bcfe resulted from adding the December 31, 2008 remaining proved undeveloped reserves (294.4 Bcfe) to the proved undeveloped reserves generated in 2009 (190.2 Bcfe). Of the 190.2 Bcfe of proved undeveloped reserves generated in 2009, 103.7 Bcfe were the result of estimating reserves with reasonable certainty of economic production when drilled on undrilled acreage in development spacing areas that were directly offsetting new economic producers resulting from our 2008 and 2009 capital drilling programs. The remaining 86.3 Bcfe were the result of estimating reserves with reasonable certainty of economic production when drilled on development spacing areas that are second offsets (instead of direct offsets) from economic producers in the Gibson Gulch area of the Piceance Basin. The proved undeveloped reserves added in the Gibson Gulch area at December 31, 2009 were 170.0 Bcfe, of which 86.3 Bcfe are attributed to the addition of a second offsetting proved undeveloped spacing areas from economic producers.

At December 31, 2009, we revised our proved reserves upward by 101.5 Bcfe, excluding pricing revisions, due to improved production performance in Gibson Gulch, West Tavaputs and Blacktail Ridge and the increased revenue associated with the recovery of NGLs and reduced drilling and completion costs in the Gibson Gulch area. Also included in the engineering revisions is the addition of 64 Bcfe from second proved undeveloped spacing areas added in Gibson Gulch. The total reserves from the second spacing areas in Gibson Gulch was 86.3 Bcfe, of which 64 Bcfe was in the engineering revision category and 22.3 Bcfe was in the extension and discoveries category resulting from drilling and completion operations in 2009.

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

•

Pricing for the first flow day of every month is collected from Platts Gas Daily and Plains All American Pipeline, L.P. At the end of the year, the 12-month average prices are determined. A similar collection process occurs with pricing deductions supplied by our internal marketing group, and a 12-month average is calculated at year end. A comparison is made of our determination of SEC pricing requirements to that supplied by the third party independent engineering firm. This provides verification of the pricing calculations.

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

Within our company, the technical person primarily responsible for overseeing the preparation of the reserves estimates is Lynn Boone Henry. Ms. Henry is our Senior Vice President—Planning and Reserves and has been responsible for the reserves since 2003. Ms. Henry attended the Colorado School of Mines and graduated in 1982 with a Bachelor of Science degree in Chemical and Petroleum Refining Engineering. She attended the University of Oklahoma and graduated in 1985 with a Master of Science degree in Petroleum Engineering. Ms. Henry has been involved in evaluations and the estimation of reserves and resources for 24 years. She has managed the technical reserve process at a company level for ten years.

The reserves estimates shown herein have been independently audited by NSAI, a worldwide leader of petroleum property analysis for industry and financial organizations and government agencies. NSAI was founded in 1961 and performs consulting petroleum engineering services under Texas Board of Professional Engineers Registration No. F-002699. Within NSAI, the technical person primarily responsible for auditing the estimates set forth in the NSAI audit letter incorporated herein is Dan Paul Smith. Mr. Smith has been practicing consulting petroleum engineering at NSAI since 1980. He is a Registered Professional Engineer in the State of Texas (License No. 49093) and has over 30 years of practical experience in petroleum engineering and in the estimation and evaluation of reserves. He graduated from Mississippi State University in 1973 with a Bachelor of Science Degree in Petroleum Engineering.

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

The NSAI audit process of our wells and reserves estimates is intended to determine the percentage difference, in the aggregate, of our internal net proved reserves estimate and future net revenue (discounted 10%) and the reserves estimate and net revenue as determined by NSAI. The audit process includes the following:

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

•	The NSAI engineer will estimate the hydrocarbon recovery of the remaining gas-in-place based upon his/her knowledge and experience.

•	The NSAI engineer does not verify our working and net revenue interests or product price deductions.

•	The NSAI engineer does not verify our capital costs although he/she may ask for confirming information.

•	The NSAI engineer reviews 12 months of operating cost, revenue and pricing information that we provide.

•	The NSAI engineer confirms the oil and gas prices used for the SEC reserves estimate.

•

NSAI confirms that its reserves estimate is within a 10% variance of our internal net reserves estimate and estimated future net revenue (discounted 10%), in the aggregate, before an audit letter is issued.

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

From time to time, we engage NSAI to review and/or evaluate the reserves of properties that we are considering purchasing and to provide technical consulting on well testing. NSAI and its respective employees have no interest in those properties, and the compensation for these engagements is not contingent on NSAI’s estimates of reserves and future cash inflows for the subject properties. During 2010 and 2009, we paid NSAI approximately $230,000 and $252,000, respectively, for auditing our reserves estimates. We did not employ NSAI for other consulting services during either year.

On December 31, 2008, the SEC published final rules and interpretations updating its oil and gas reserves reporting requirements called “Modernization of Oil and Gas Reporting.” Many of the revisions were updates to definitions in the existing oil and gas rules to make them consistent with the Petroleum Resource Management system, which is a widely accepted set of evaluation guidelines that are designed to support assessment processes throughout the resource asset lifecycle. These guidelines were prepared by the Society of Petroleum Engineers, or SPE, Oil and Gas Reserves Committee with cooperation from many industry organizations. One of the key changes to the previous SEC rules related to using a 12-month average commodity price to calculate the value of proved reserves versus the former method of using year-end prices. Other key revisions included the ability to include nontraditional resources in reserves, the use of new technology for determining reserves, the opportunity to establish proved undeveloped reserves without the requirement of an adjacent producing well and permitting disclosure of probable and possible reserves. Companies were required to comply with the amended disclosure requirements for registration statements filed after January 1, 2010, and for annual reports for fiscal years ending on or after December 31, 2009. Early adoption was not permitted. Changes in our reserves estimates as of December 31, 2009, compared with the methodology used in 2008 based on the prior SEC rules, included:

•

Commodity prices used to calculate reserves applied the simple 12-month average of the 2009 first day of the month CIG natural gas price, or $3.04 per MMBtu, and 12-month average WTI oil price, or $57.65 per barrel, rather than the year-end prices prescribed by the prior method. Under the prior method, commodity prices used to calculate reserves would have been $5.54 per MMBtu for CIG natural gas and $76.00 per barrel for WTI oil. The effect of the new methodology on the reserves at December 31, 2009 was a reduction of 62 Bcfe and a reduction in present value (at a 10% annual discount) of future net cash flows of $1.7 billion compared to the prior SEC methodology.

•

The new guidelines expanded the definition of proved undeveloped reserves that can be booked from an economic producer. The opportunity to prove reasonable certainty for spacing areas located more than one direct development spacing area from economic producers allowed for 86.3 Bcfe of additional proved reserves for our Gibson Gulch property. These reserves were supported by geologic, engineering and economic data in addition to well productivity across our property and across the basin.

•

The new guidelines limited the recording of proved undeveloped reserves to those reserves that are scheduled to be developed within five years, which had a nominal impact of reducing our reserves by 7 Bcfe.

Production and Price History

The following table sets forth information regarding net production of oil and natural gas and certain price and cost information for each of the periods indicated:

	Year Ended December 31,
	2010	2009	2008
Production Data:
Natural gas (MMcf)	89,964	85,485	73,623
Oil (MBbls)	1,089	710	661
Combined volumes (MMcfe)	96,498	89,745	77,589
Daily combined volumes (MMcfe/d)	264.4	245.9	212.0
Average Prices(1):
Natural gas (per Mcf)	$6.74	$6.96	$7.61
Oil (per Bbl)	69.91	59.03	69.55
Combined (per Mcfe)	7.07	7.10	7.81
Average Costs ($ per Mcfe):
Lease operating expense	$0.54	$0.52	$0.57
Gathering, transportation and processing expense	0.72	0.63	0.51

Total Production costs excluding production taxes	$1.26	$1.15	$1.08
Production tax expense	0.34	0.15	0.57
Depreciation, depletion and amortization(2)	2.70	2.83	2.66
General and administrative(3)	0.42	0.42	0.52

(1)	Includes the effects of hedging transactions, which increased average natural gas prices by $1.48, $3.10 and $0.56 per Mcf in 2010, 2009 and 2008, respectively, and increased average oil prices by $1.98 and $9.47 per Bbl in 2010 and 2009, respectively, and reduced average oil prices by $13.72 per Bbl in 2008.

(2)	The depreciation, depletion and amortization, or DD&A, per Mcfe for the year ended December 31, 2009 excludes the December 2009 production associated with our properties held for sale in the Uinta Basin, as these properties were excluded from amortization during the appropriate periods in which these properties were classified as held for sale.
(3)	General and administrative expense presented herein excludes non-cash stock-based compensation of $16.9 million, $16.5 million and $16.8 million for the years ended December 31, 2010, 2009 and 2008, respectively, which equates to a reduction to general and administrative expense of $0.18 per Mcfe, $0.18 per Mcfe and $0.22 per Mcfe, respectively. General and administrative expense excluding non-cash stock-based compensation is a non-GAAP measure. Non-cash stock-based compensation is combined with general and administrative expense for a total of $57.8 million, $54.4 million and $57.2 million for the years ended December 31, 2010, 2009 and 2008, respectively, in the Consolidated Statements of Operations. Management believes the separate presentation of the non-cash component of general and administrative expense is useful because the cash portion provides a better understanding of our required cash for general and administrative expense. We also believe that this disclosure allows for a more accurate comparison to our peers, which may have higher or lower costs associated with equity grants.

Productive Wells

The following table sets forth information at December 31, 2010 relating to the productive wells in which we owned a working interest as of that date. Productive wells consist of producing wells and wells capable of production, including natural gas wells awaiting pipeline connections to commence deliveries and oil wells awaiting connection to production facilities. Gross wells are the total number of producing wells in which we have an interest, and net wells are the sum of our fractional working interests owned in gross wells.

	Gas		Oil
	Gross Wells	Net Wells	Gross Wells	Net Wells
Basin
Uinta	192.0	179.6	39.0	24.0
Piceance	703.0	659.8	—	—
Powder River	715.0	450.1	46.0	7.9
Wind River	157.0	149.3	—	—
Other	8.0	7.0	—	—

Total	1,775.0	1,445.8	85.0	31.9

Developed and Undeveloped Acreage

The following table sets forth information as of December 31, 2010 relating to our leasehold acreage.

	Developed Acreage(1)		Undeveloped Acreage(2)
	Gross	Net	Gross	Net
Basin/Area
Uinta	37,975	31,380	270,239	182,150	(3)
Piceance	9,600	8,144	48,326	43,098	(4)
Powder River	81,855	51,237	113,144	63,010
Wind River	7,119	5,616	238,178	195,798
Paradox	12,123	11,562	503,130	393,901
Big Horn	801	436	118,610	63,906
Deseret	0	0	206,317	191,791
Other	1,361	1,045	429,609	206,349

Total	150,834	109,420	1,927,553	1,340,003	(3)

(1)	Developed acres are acres spaced or assigned to productive wells.

(2)	Undeveloped acres are acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil or natural gas, regardless of whether such acreage contains proved reserves.
(3)	An additional 101,190 net undeveloped acres that are subject to drill-to-earn agreements are not included.
(4)	Includes 40,132 gross and 36,281 net acreage associated with the Cottonwood Gulch property.

Many of the leases comprising the undeveloped acreage set forth in the table above will expire at the end of their respective primary terms unless production from the leasehold acreage has been established prior to such date, in which event the lease will remain in effect until the cessation of production. We generally have been able to obtain extensions of the primary terms of our federal leases for the period in which we have been unable to obtain drilling permits due to environmental stipulations, pending environmental analysis or related legal challenge. The following table sets forth, as of December 31, 2010, the expiration periods of the gross and net acres that are subject to leases summarized in the above table of undeveloped acreage.

	Undeveloped Acres Expiring
Twelve Months Ending:	Gross	Net
December 31, 2011	258,591	142,114
December 31, 2012	213,299	145,785
December 31, 2013	215,211	148,178
December 31, 2014	170,005	91,050
December 31, 2015 and later(1)	1,070,447	812,876

Total	1,927,553	1,340,003

(1)	Includes 408,851 gross and 292,720 net undeveloped acres held by production from other leasehold acreage or held by federal units.

Drilling Results

The following table sets forth information with respect to wells completed during the periods indicated. The information should not be considered indicative of future performance, nor should it be assumed that there is necessarily any correlation between the number of productive wells drilled and quantities of reserves found or economic value. Productive wells are wells that are found to be capable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of the production exceed production expenses and taxes. The table reflects the revised SEC oil and gas disclosure rules.

	Year Ended December 31, 2010		Year Ended December 31, 2009		Year Ended December 31, 2008
	Gross	Net	Gross	Net	Gross	Net
Development
Productive	241.0	221.1	265.0	236.1	196.0	176.6
Dry	0	0	0	0	0	0
Exploratory
Productive	4.0	3.1	6.0	3.0	17.0	12.0
Dry(1)	8.0	6.1	14.0	9.5	0	0

Total
Productive	245.0	224.2	271.0	239.1	213.0	188.6
Dry	8.0	6.1	14.0	9.5	0	0

(1)	The exploratory dry hole category for the year ended December 31, 2009 excludes two scientific wells that were drilled for data gathering purposes that are included in exploration expense in the Consolidated Statement of Operations.

Operations

General

In general, we serve as operator of wells in which we have a greater than 50% working interest. In addition, we seek to be operator of wells in which we have lesser interests. As operator, we obtain regulatory authorizations, design and manage the development of a well and supervise operation and maintenance activities on a day-to-day basis. We do not own drilling rigs or the majority of the other oil field service equipment used for drilling or maintaining wells on the properties we operate. We do construct, operate and maintain a majority of the gas gathering and compression facilities associated with our gas fields. Independent contractors engaged by us provide the majority of the equipment and personnel associated with these activities. We employ drilling, production and reservoir engineers and geologists and other specialists who work to improve production rates, increase reserves and lower the cost of operating our natural gas and oil properties.

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

During 2010, Enterprise Gas Processing LLC and ConocoPhillips Company accounted for 13.7% and 11.7%, respectively, of our oil and gas production revenues. During 2009, Sempra Energy Trading Corporation and Enterprise Gas Processing, LLC accounted for 14.9% and 10.4%, respectively, of our oil and gas production revenues. During 2008, EnCana Oil & Gas and Sempra Energy Trading Corporation accounted for 16.7% and 16.6%, respectively, of our oil and gas production revenues.

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

Our natural gas is transported through our own and third party gathering systems and pipelines, and we incur processing, gathering and transportation expenses to move our natural gas from the wellhead to a purchaser-specified delivery point. These expenses vary based on the volume and distance shipped, and the fee charged by the third-party gatherer, processor or transporter. Capacity on these gathering systems and pipelines is occasionally limited and at times unavailable because of repairs or improvements, or as a result of priority transportation agreements with other gas shippers. While our ability to market our natural gas has been only infrequently limited or delayed, if transportation space is restricted or is unavailable, our cash flow from the affected properties could be adversely affected. In certain instances, we enter into firm transportation agreements to provide for pipeline capacity to flow and sell a portion of our gas volumes. In order to meet pipeline specifications, we are required, in some cases, to process our gas before we can transport it. We typically contract with third parties in the Piceance, Wind River, Uinta, Powder and Paradox Basins to process our natural gas. We also may enter into firm sales agreements to ensure that we are selling to a purchaser that has contracted for pipeline capacity. These agreements are subject to the limitations discussed above in this paragraph.

Our oil production is collected in tanks and sold to third parties that collect the oil in trucks and transport it to refiners. We sell our oil production to a variety of purchasers under monthly, annual or multi-year terms. Our oil contracts are priced either off of NYMEX or area oil posting with location or transportation differentials. We contract only for volumes that have been produced.

The following table sets forth information about material long-term firm transportation contracts for pipeline capacity and firm processing contracts, both of which typically require a demand charge and firm sales contracts. We source the gas to meet these commitments from our producing properties. At the time we entered into these commitments, we estimated that our production, and the production of joint interest owners that we market, would be sufficient to meet these commitments. Under these firm gathering, transportation and processing contracts, we are obligated to deliver minimum daily gas volumes, or pay the respective gathering, transportation or processing fees for any deficiencies in deliveries. With the firm sales contracts, we are obligated to sell minimum daily gas volumes. If the volumes are not met, we will bear our proportionate share of costs related to the volume shortfall.

Type of Arrangement	Pipeline System / Location	Deliverable Market	Gross Deliveries (MMBtu/d)	Term
Firm Sales	White River Hub	Rocky Mountains	15,000	04/10 – 03/12
Firm Sales	White River Hub	Rocky Mountains	15,000	02/10 – 03/12
Firm Sales	Rockies Express	Rocky Mountains	15,000	01/10 – 03/12
Firm Sales	Meeker	Rocky Mountains	25,000	05/10 – 10/11
Firm Sales	Questar Pipeline	Rocky Mountains	5,000	11/10 – 10/11
Firm Sales	Rockies Express	Northeast	15,000	11/10 – 10/11
Firm Sales	Questar Pipeline	Rocky Mountains	10,000	11/10 – 10/11
Firm Sales	Cheyenne Hub	Rocky Mountains	7,500	11/08 – 08/11
Firm Sales	Cheyenne Hub	Rocky Mountains	7,000	11/08 – 10/11
Firm Gathering	Encana	Rocky Mountains	Varies	01/10 – 10/19
Firm Transport	WIC Medicine Bow	Rocky Mountains	5,000	06/08 – 03/14
Firm Transport	WIC Medicine Bow	Rocky Mountains	30,000	11/07 – 03/15
Firm Transport	WIC Medicine Bow	Rocky Mountains	25,000	07/09 – 06/19
Firm Transport	WIC Medicine Bow	Rocky Mountains	Varies	12/08 – 06/13
Firm Transport	WIC Kanda	Rocky Mountains	15,000	12/08 – 11/23
Firm Transport	WIC Kanda(1)	West Coast	65,000	11/10 – 05/21
Firm Transport	Questar Pipeline	Rocky Mountains	12,000	11/05 – 10/15
Firm Transport	Questar Pipeline	Rocky Mountains	25,000	01/07 – 12/16
Firm Transport	Cheyenne Plains	Midcontinent	9,000	02/05 – 04/17
Firm Transport	Cheyenne Plains	Midcontinent	5,000	05/17 – 04/18
Firm Transport	Questar Pipeline	Rocky Mountains	25,000	11/07 – 10/17
Firm Transport	Rockies Express	Northeast	25,000	01/08 – 11/19
Firm Transport	Ruby Pipeline(2)	West Coast	50,000	06/11 – 05/21
Firm Transport	Questar Gas	Rocky Mountains	70,000	06/09 – 05/20
Firm Processing	Questar Gas	Rocky Mountains	70,000	06/09 – 05/20
Firm Processing	Questar Pipeline	Rocky Mountains	50,000	08/06 – 08/16

(1)	This contract was taken out in conjunction with the Ruby Pipeline contract; and therefore, has an end date of ten years from the in-service date of the Ruby Pipeline.
(2)	Currently, Ruby Pipeline, L.L.C. estimates an in-service date in June 2011.

Hedging Activities

We have an active commodity hedging program to mitigate the risks of the volatile prices of natural gas, NGLs and oil. Typically, we intend to hedge approximately 50-70% of our oil and natural gas production on a forward 12-month basis using a combination of swaps, cashless collars and other financial derivative instruments with counterparties that we believe are creditworthy. To date all of our hedging counterparties are lenders or affiliates of lenders under our credit facility and we are not required to post collateral for our hedges other than the security for our credit facility. For additional information on our hedging activities, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

Competition

The oil and natural gas industry is intensely competitive, and we compete with other companies, some that have greater resources. Many of these companies not only explore for and produce oil and natural gas, but also carry on midstream and refining operations and market petroleum and other products on a regional, national or worldwide basis. These companies are able to pay more for productive oil and natural gas properties and exploratory prospects or define, evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit. In addition, these companies have a greater ability to continue exploration activities during periods of low oil and natural gas market prices. Our larger or integrated competitors are better able to absorb the burden of existing, and any changes to, federal, state, local and Native American tribal laws and regulations than we can, which could adversely affect our competitive position. Our ability to acquire additional properties and to discover reserves in the future will depend on our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. In addition, because we have fewer financial and human resources than many companies in our industry, we may be at a disadvantage in bidding for exploratory prospects and producing oil and natural gas properties.

Title to Properties

As is customary in the oil and gas industry, we initially conduct only a cursory review of the title to our properties on which we do not have proved reserves. Prior to the commencement of drilling operations on those properties, we conduct a thorough title examination and perform curative work for significant defects. To the extent title opinions or other investigations reflect title defects on those properties, we are typically responsible for curing any title defects at our expense. We generally will not commence drilling operations on a property until we have cured any material title defects on such property. We have obtained title opinions on substantially all of our producing properties and believe that we utilize methods consistent with practices customary in the oil and natural gas industry and that our practices are adequately designed to enable us to acquire satisfactory title to our producing properties. Prior to completing an acquisition of producing natural gas and oil leases, we perform title reviews on the most significant leases and, depending on the materiality of the properties, we may obtain a title opinion or review previously obtained title opinions. Our natural gas and oil properties are subject to customary royalty and other interests, liens for current taxes and other burdens that we believe do not materially interfere with the use of our properties or affect of our carrying value of the properties.

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

Environmental Matters and Regulation

General. Our operations are subject to stringent federal, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Our operations are subject to the same environmental laws and regulations as other companies in the oil and gas exploration and production industry. These laws and regulations:

•	require the acquisition of various permits before drilling commences;

•	require the installation of expensive pollution control equipment;

•	restrict the types, quantities and concentration of various substances that can be released into the environment in connection with drilling and production activities;

•	limit or prohibit drilling activities on lands lying within environmentally sensitive areas, wilderness, wetlands and other protected areas;

•	require measures to prevent pollution from former operations, such as pit closure and plugging of abandoned wells;

•	impose substantial liabilities for pollution resulting from our operations;

•	with respect to operations affecting federal lands or leases, require time consuming environmental analysis with uncertain outcomes; and

•	expose us to litigation by environmental and other special interest groups.

These laws, rules and regulations may also restrict the rate of oil and natural gas production below the rate that would otherwise be possible. The regulatory burden on the oil and gas industry increases the cost and timing of doing business and consequently affects profitability. Additionally, Congress and federal and state agencies frequently revise the environmental laws and regulations, and any changes that result in delay or more stringent and costly permitting, waste handling, disposal and clean-up requirements for the oil and gas industry could have a significant impact on our operating costs.

We believe that we substantially are in compliance with and have complied, with all applicable environmental laws and regulations. We have made and will continue to make expenditures in our efforts to comply with all environmental regulations and requirements. We consider these a normal, recurring cost of our ongoing operations and not an extraordinary cost of compliance with governmental regulations. We believe that our continued compliance with existing requirements have been accounted for and will not have a material adverse impact on our financial condition and results of operations. However, we cannot predict the passage of or quantify the potential impact of any more stringent future laws and regulations at this time. For the year ended December 31, 2010, we did not incur any material capital expenditures for remediation or retrofit of pollution control equipment at any of our facilities.

The environmental laws and regulations that could have a material impact on the oil and natural gas exploration and production industry and our business are as follows:

National Environmental Policy Act. Oil and natural gas exploration and production activities on federal lands are subject to the National Environmental Policy Act, or NEPA. NEPA requires federal agencies, including the Departments of Interior and Agriculture, to evaluate major agency actions having the potential to significantly impact the environment. In the course of such evaluations, an agency will have an environmental assessment prepared that assesses the potential direct, indirect and cumulative impacts of a proposed project. If impacts are considered significant, the agency will prepare a more detailed EIS that is made available for public review and comment. All of our current exploration and production activities, as well as proposed exploration and development plans, on federal lands require governmental permits that may trigger the requirements of NEPA. This process has the potential to delay the development of oil and natural gas projects. Authorizations under NEPA also are subject to protest, appeal or litigation, which can delay or halt projects.

Waste Handling. The Resource Conservation and Recovery Act, or RCRA, and comparable state statutes affect oil and gas exploration and production activities by imposing regulations on the generation, transportation, treatment, storage, disposal and cleanup of “hazardous wastes” and on the disposal of non-hazardous wastes. Under the auspices of the Environmental Protection Agency, or EPA, the individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. Drilling fluids, produced waters and most of the other wastes associated with the exploration, development and production of crude oil, natural gas, or geothermal energy constitute “solid wastes,” which are regulated under the less stringent, non-hazardous waste provisions, but there is no guarantee that the EPA or the individual states will not adopt more stringent requirements for the handling of non-hazardous wastes or categorize some non-hazardous wastes as hazardous for future regulation. Indeed, legislation has been proposed from time to time in Congress to re-categorize certain oil and gas exploration and production wastes as “hazardous wastes.” An environmental organization recently petitioned the EPA to reconsider certain RCRA exemptions for exploration and production wastes.

We believe that we are in substantial compliance with the requirements of RCRA and related state and local laws and regulations, and that we have held, and continue to hold, all necessary and up-to-date approvals, permits, registrations and other authorizations to the extent that our operations require them under such laws and regulations. Although we believe that the current costs of managing our wastes as they are presently classified are reflected in our budget, any legislative or regulatory reclassification of oil and natural gas exploration and production wastes could increase our costs to manage and dispose of such wastes.

Comprehensive Environmental Response, Compensation and Liability Act. The Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, also known as the “superfund” law, imposes strict, joint and several liability, without regard to fault or legality of conduct, on classes of persons who are considered to be responsible for a release or threatened release of a “hazardous substance” into the environment. These persons include the owner or operator of the disposal site, or site where the release or threatened release of a “hazardous substance” occurred, and companies that disposed or arranged for the disposal of the hazardous substance. Under CERCLA, such persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. In addition, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. In the course of our operations, we use materials that, if released, could be subject to CERCLA. Therefore, governmental agencies or third parties may seek to hold us responsible under CERCLA for all or part of the costs to clean up sites at which such “hazardous substances” have been released.

Water Discharges. The Federal Water Pollution Control Act, also known as the Clean Water Act, and analogous state laws impose restrictions and strict controls regarding the discharge of pollutants, including produced waters and other oil and gas wastes, into waters of the United States. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or the state. These prescriptions also prohibit the discharge of dredge and fill material in regulated waters, including jurisdictional wetlands, unless authorized by a permit issued by the U.S. Army Corps of Engineers. Federal and state regulatory agencies can impose administrative penalties, civil and criminal judicial actions, as well as other enforcement mechanisms for non-compliance with discharge permits or other requirements of the federal Clean Water Act and analogous state laws and regulations. We maintain all required discharge permits necessary to conduct our operations, and we believe we are in substantial compliance with the terms thereof. Obtaining permits has the potential to delay the development of oil and natural gas projects. These same regulatory programs also limit the total volume of water that can be discharged, hence limiting the rate of development.

Air Emissions. The Federal Clean Air Act, and associated state laws and regulations, regulate emissions of various air pollutants through the issuance of permits and the imposition of other requirements. In addition, the EPA has developed, and continues to develop, stringent regulations governing emissions of toxic air pollutants at specified sources. The EPA has recently deemed carbon dioxide (“CO2”) to be a public danger which presumably will lead to regulation in a manner similar to other pollutants. The EPA now requires reporting of greenhouse gases, CO2 and methane, from operations. Some of our new facilities will be required to obtain permits before work can begin, and existing facilities may be required to incur capital costs in order to remain in compliance. These regulations may increase the costs of compliance for some facilities we own or operate, and federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with air permits or other requirements of the Federal Clean Air Act and associated state laws and regulations. We believe that we are in substantial compliance with all air emissions regulations and that we hold all necessary and valid construction and operating permits for our operations. Obtaining permits has the potential to delay the development of oil and natural gas projects.

Climate Change. The Kyoto Protocol to the United Nations Framework Convention on Climate Change went into effect in February 2005 and requires all industrialized nations that ratified the Protocol to reduce or limit greenhouse gas emissions to a specified level by 2012. The United States has not ratified the Protocol, and the U.S. Congress has not passed proposed legislation directed at reducing greenhouse gas emissions. However, there is increasing public pressure from environmental groups and some states for the United States to develop a national program for regulating greenhouse gas emissions, and several states have already adopted regulations or announced initiatives focused on decreasing or stabilizing greenhouse gas emissions associated with industrial activity, primarily CO2 emissions from power plants. The EPA has also issued certain regulatory actions to address issues related to climate change. The oil and natural gas exploration and production industry is a direct source of certain greenhouse gas emissions, namely CO2 and methane, and future restrictions on the combustion of fossil fuels or the venting of natural gas could impact our future operations. Our operations are not currently adversely impacted by current state and local climate change initiatives and, at this time, it is not possible to accurately estimate how potential future laws or regulations addressing greenhouse gas emissions could impact our business. However, future laws or regulations could result in substantial expenditures or reduced demand for oil or natural gas.

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

Drilling and Production. Our operations are subject to various types of regulation at federal, state, local and Native American tribal levels. These types of regulation include requiring permits for the drilling of wells, drilling bonds and reports concerning operations. Most states, and some counties, municipalities and Native American tribes also regulate one or more of the following:

•	the location of wells;

•	the method of drilling and casing wells;

•	the rates of production or “allowables;”

•	the surface use and restoration of properties upon which wells are drilled and other third parties;

•	wildlife management and protection;

•	the protection of archeological and paleontological resources;

•	property mitigation measures;

•	the plugging and abandoning of wells; and

•	notice to, and consultation with, surface owners and other third parties.

State laws regulate the size and shape of drilling and spacing units or proration units governing the pooling of oil and natural gas properties. Some states allow forced pooling or integration of tracts to facilitate exploration while other states rely on voluntary pooling of lands and leases. In some instances, forced pooling or unitization may be implemented by third parties and may reduce our interest in the unitized properties. In addition, state conservation laws can establish maximum rates of production from oil and natural gas wells, generally prohibit the venting or flaring of natural gas and impose requirements regarding the ratability of production. These laws and regulations may limit the amount of natural gas and oil we can produce from our wells or limit the number of wells or the locations at which we can drill. Moreover, each state generally imposes a production or severance tax with respect to the production and sale of oil, natural gas and NGLs within its jurisdiction.

Natural Gas Sales and Transportation. Historically, federal legislation and regulatory controls have affected the price of the natural gas we produce and the manner in which we market our production. The Federal Energy Regulatory Commission, or FERC, has jurisdiction over the transportation and sale or resale of natural gas in interstate commerce by natural gas companies under the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978. Since 1978, various federal laws have been enacted that have resulted in the complete removal of all price and non-price controls for sales of domestic natural gas sold in “first sales,” which include all of our sales of our own production.

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

Operations on Native American Reservations. A portion of our leases in the Uinta Basin are, and some of our future leases in this and other areas may be, regulated by Native American tribes. In addition to regulation by various federal, state and local agencies and authorities, an entirely separate and distinct set of laws and regulations applies to lessees, operators and other parties within the boundaries of Native American reservations. Various federal agencies within the U.S. Department of the Interior, particularly the Minerals Management Service the Bureau of Indian Affairs and the Environmental Protection Agency, together with each Native American tribe, promulgate and enforce regulations pertaining to oil and gas operations on Native American reservations. These regulations include lease provisions, royalty matters, drilling and production requirements, environmental standards, Tribal employment contractor preferences and numerous other matters.

Native American tribes are subject to various federal statutes and oversight by the Bureau of Indian Affairs and Bureau of Land Management. However, each Native American tribe is a sovereign nation and has the right to enact and enforce certain other laws and regulations entirely independent from federal, state and local statutes and regulations, as long as they do not supersede or conflict with such federal statutes. These tribal laws and regulations include various fees, taxes, requirements to employ Native American tribal members and numerous other conditions that apply to lessees, operators and contractors conducting operations within the boundaries of a Native American reservation. Further, lessees and operators within a Native American reservation are subject to the Native American tribal court system, unless there is a specific waiver of sovereign immunity by the Native American tribe allowing resolution of disputes between the Native American tribe and those lessees or operators to occur in federal or state court.

Therefore, we are subject to various laws and regulations pertaining to Native American tribal surface ownership, Native American oil and gas leases, fees, taxes and other burdens, obligations and issues unique to oil and gas ownership and operations within Native American reservations. One or more of these requirements, or delays in obtaining necessary approvals or permits pursuant to these regulations, may increase our costs of doing business on Native American tribal lands and have an impact on the economic viability of any well or project on those lands.

Employees

As of January 28, 2011, we had 280 full time equivalent employees of whom 163 work in our Denver office and 117 work in our field offices. We also contract for the services of independent consultants involved in land, regulatory, accounting, financial and other disciplines as needed. None of our employees are represented by labor unions or covered by any collective bargaining agreement. We believe that our relations with our employees are good.

Offices

As of December 31, 2010, we leased approximately 62,633 square feet of office space in Denver, Colorado at 1099 18th Street, where our principal offices are located. The lease for our Denver office expires in March 2019. We also own field offices in Waltman, Wyoming, Roosevelt, Utah and Silt, Colorado, and we lease field offices in Gillette, Wyoming and Cortez, Colorado. We believe that our facilities are adequate for our current operations and that we can obtain additional leased space if needed.

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

Annual CEO Certification

As required by New York Stock Exchange rules, on May 19, 2010 we submitted an annual certification signed by our Chief Executive Officer certifying that he was not aware of any violation by us of New York Stock Exchange corporate governance listing standards as of the date of the certification.

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

Coalbed methane or CBM. Natural gas formed as a byproduct of the coal formation process, which is trapped in coal seams and can be produced into a pipeline.

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

Horizontal Drilling. A drill rig operation of drilling vertically to a defined depth and then mechanically steering the drill bit to drill horizontal within a designated zone typically defined as the prospective pay zone to be completed for oil and or gas.

Hydraulic fracturing. The injection of water, sand and additives under pressure, usually down casing that is cemented in the wellbore, into prospective rock formations at depth to stimulate natural gas and oil production.

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

NGLs. Natural gas liquids.

Overpressured. A subsurface formation that exerts an abnormally high formation pressure on a wellbore drilled into it.

Play. A term used to describe an accumulation of oil and/or natural gas resources known to exist, or thought to exist based on geotechnical research, over a large area expanse.

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

Proved reserves. The quantities of oil, natural gas and natural gas liquids, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible—from a given date forward, from know reservoirs, and under existing economic conditions, operating methods, and government regulations.

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

Shale oil. Considered to be an unconventional accumulation of oil where the oil is recovered from extremely low permeability shales, generally through the use of horizontal drilling and massive hydraulic fracturing.

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

Our business involves a high degree of risk. If any of the following risks, or any risk described elsewhere in this Form 10-K, actually occurs, our business, financial condition or results of operations could suffer. The risks described below are not the only ones facing us. Additional risks not presently known to us or that we currently consider immaterial also may adversely affect our Company.

Risks Related to the Oil and Natural Gas Industry and Our Business

Oil and natural gas prices are volatile and a decline in oil and natural gas prices can significantly affect our financial results and impede our growth.

Our revenue, profitability and cash flow depend upon the prices and demand for oil and natural gas. The markets for these commodities are very volatile, and even relatively modest drops in prices can significantly affect our financial results and impede our growth. Changes in oil and natural gas prices have a significant impact on the value of our reserves and on our cash flow. Prices for oil and natural gas may fluctuate widely in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty and a variety of additional factors that are beyond our control, such as:

•	the domestic and foreign supply of oil and natural gas;

•	economic conditions in the United States, and the level of consumer product demand;

•	domestic and foreign governmental regulations;

•	variations between product prices at sales points and applicable index prices.

•	overall domestic and global economic conditions;

•	political and economic conditions in oil producing countries, including the Middle East and South America;

•	the ability of members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls;

•	weather conditions;

•	technological advances affecting energy consumption;

•	proximity and capacity of oil and gas pipelines, refineries and other transportation facilities; and

•	the price and availability of alternative fuels.

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

Our exploratory and development drilling efforts and our well operations may not be profitable or achieve our targeted returns.

We acquire significant amounts of unproved property in order to attempt to further our exploration and development efforts. Exploration and development drilling and production activities are subject to many risks, including the risk that no commercially productive reservoirs will be discovered. We acquire unproved properties and lease undeveloped acreage that we believe will enhance our growth potential and increase our earnings over time. From time to time, we may seek industry partners to help mitigate our risk on certain exploration prospects. We cannot assure you that all prospects will be economically viable or that we will not abandon our initial investments. Additionally, there can be no assurance that unproved property acquired by us or undeveloped acreage leased by us will be profitably developed, that new wells drilled by us in prospects that we pursue will be productive, that we will recover all or any portion of our investment in such unproved property or wells, or that we will succeed in bringing on additional partners.

Drilling for natural gas and oil may involve unprofitable efforts, not only from dry wells but also from wells that are productive but do not produce sufficient commercial quantities to cover the drilling, operating and other costs. The cost of drilling, completing and operating a well is often uncertain, and many factors can adversely affect the economics of a well or property. Drilling operations may be curtailed, delayed or canceled as a result of unexpected drilling conditions, equipment failures or accidents, shortages of equipment or personnel, environmental issues and for other reasons. We rely to a significant extent on seismic data and other advanced technologies in identifying unproved property prospects and in conducting our exploration activities. The seismic data and other technologies we use do not allow us to know conclusively, prior to acquisition of unproved property or drilling a well, whether natural gas or oil is present or may be produced economically. The use of seismic data and other technologies also requires greater pre-drilling expenditures than traditional drilling strategies. Drilling results in our shale plays may be more uncertain than in other shale plays that are more mature and have longer established drilling and production histories, and we can provide no assurance that drilling and completion techniques that have proven to be successful in other shale formations to maximize recoveries will be ultimately successful when used in our shale prospects. As a result, we may incur future dry hole costs and or impairment charges due to any of these factors.

A continued U.S. and global economic downturn could have a material adverse effect on our business and operations.

Any or all of the following may occur as a result of the recent crisis in the global financial and securities markets and resulting economic downturn:

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

•

We may be unable to obtain additional debt or equity financing, which would require us to limit our capital expenditures and other spending. This would lead to lower growth in our production and reserves than if we were able to spend more than our cash flow. Financing costs may significantly increase as lenders may be reluctant to lend without receiving higher fees and spreads. We were required to pay higher fees and spreads when we amended our credit facility in March 2010 than we paid when we previously amended that facility.

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

•

Our credit facility requires the lenders to redetermine our borrowing base semi-annually. The redeterminations are based on our proved reserves and hedge position based on price assumptions that our lenders require us to use to calculate reserves pursuant to the credit facility. It is feasible that the lenders could reduce their price assumptions used to determine reserves for calculating our borrowing base and our borrowing base could be reduced. This would reduce our funds available to borrow.

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

The oil and natural gas industry is capital intensive. We make and expect to continue to make substantial capital expenditures in our business and operations for the exploration for and development, production and acquisition of oil and natural gas reserves. To date, we have financed capital expenditures primarily with sales of our equity and debt securities, proceeds from bank borrowings and cash generated by operations. We intend to finance our capital expenditures with cash flow from operations and our existing financing arrangements. Our cash flow from operations and access to capital are subject to a number of variables, including:

•	our proved reserves;

•	the level of oil and natural gas we are able to produce from existing wells;

•	the prices at which oil, natural gas and NGLs are sold;

•	our ability to acquire, locate and produce new reserves;

•	global credit and securities markets; and

•	the ability and willingness of lenders and investors to provide capital and the cost of that capital.

If our revenues or the borrowing base under our credit facility decreases as a result of lower oil and natural gas prices, operating difficulties, declines in reserves or for any other reason, we may have limited ability to obtain the capital necessary to sustain our operations at current levels. We may, from time to time, need to seek additional financing. Our credit facility places certain restrictions on our ability to obtain new financing. There can be no assurance as to the availability or terms of any additional financing.

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

•

leaks of natural gas, oil, condensate, natural gas liquids, produced water and other hydrocarbons or losses of these hydrocarbons as a result of accidents during drilling and completion operations or in the gathering and transportation of hydrocarbons, malfunctions of pipelines, measurement equipment or processing or other facilities in the Company’s operations or at delivery points to third parties;

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

The occurrence of these events could also impact third parties, including persons living near our operations, our employees and employees of our contractors, leading to injuries, death, environmental damage, property damage, or suspension of operations. As a result, we face the possibility of liabilities from these events that could adversely affect our business, financial condition or results of operations as well as adverse publicity that could lead to delays in or cessation of our operations in the affected area and loss of related assets or revenues.

Additionally, the coalbeds in the Powder River Basin from which we produce methane gas typically contain water, which may hamper our ability to produce gas in commercial quantities. This water must be partially removed in order for the gas to detach from the coal and flow to the well bore. The amount of coalbed methane that can be commercially produced depends upon the coal quality, the original gas content of the coal seam, the thickness of the seam, the reservoir pressure, the rate at which gas is released from the coal and the existence of any natural fractures through which the gas can flow to the well bore. The life of a coalbed well typically can range from five to 11 years depending on the coal seam compared to up to 30 years for a non-coalbed well. Our ability to remove and economically dispose of sufficient quantities of water from the coal seam will determine whether we can produce coalbed methane in commercial quantities.

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

We are subject to complex federal, state, tribal, local and other laws and regulations that could adversely affect the cost, manner or feasibility of doing business and the recording of proved reserves.

Our exploration, development, production and marketing operations are subject to extensive environmental regulation at the federal, state and local levels including those governing emissions to air, wastewater discharges, hazardous and solid wastes, remediation of soil, protection of groundwater, and preservation of natural resources. In addition, a portion of our leases in the Uinta Basin are, and some of our future leases may be, regulated by

Native American tribes. Under these laws and regulations, we could be held liable for personal injuries, property damage (including site clean-up and restoration costs) and other damages. Failure to comply with these laws and regulations may also result in the suspension or termination of our operations and subject us to administrative, civil, and criminal penalties, including the assessment of natural resource damages. Environmental and other governmental laws and regulations also increase the costs to plan, design, drill, install, operate and abandon oil and natural gas wells. Moreover, public interest in environmental protection has increased in recent years, and environmental organizations have opposed, with some success, certain drilling projects.

Our Powder River Basin coalbed methane exploration and production activities involve the permitted discharge of produced groundwater into adjacent lands and waterways. The environmental soundness of discharging produced groundwater pursuant to water discharge permits has come under increased scrutiny. Moratoriums on the issuance of additional water discharge permits, or requirements for more costly methods of handling these produced waters, may affect future well development. Compliance with more stringent laws or regulations, more vigorous enforcement policies of the regulatory agencies, difficulties in negotiating required surface use agreements with land owners or receiving other governmental approvals could delay our Powder River Basin exploration and production activities and/or require us to make material expenditures for the installation and operation of systems and equipment for pollution control and/or remediation, all of which could have a material adverse effect on our financial condition or results of operations.

Part of the regulatory environment in which we operate includes, in some cases, federal requirements for performing or preparing environmental assessments, environmental impact studies and/or plans of development before commencing exploration and production activities. In addition, our activities are subject to state regulation of oil and natural gas production and Native American tribes conservation practices and protection of correlative rights. These regulations affect our operations and limit the quantity of oil and natural gas we may produce and sell. A major risk inherent in our drilling plans is the need to obtain drilling permits from state, local and Native American tribal authorities. Delays in obtaining regulatory approvals or drilling permits, the failure to obtain a drilling permit for a well, or the receipt of a permit with excessive conditions or costs, could have a material adverse effect on our ability to explore on or develop our properties. In addition, if we do not reasonably believe that we can obtain the drilling permits covering locations for which we recorded proved undeveloped reserves in a timely fashion, we may be required to write down the level of our proved reserves. Additionally, the oil and natural gas regulatory environment could change in ways that might substantially increase the financial and managerial costs to comply with the requirements of these laws and regulations and, consequently, adversely affect our profitability. Furthermore, we may be put at a competitive disadvantage to larger companies in our industry that can spread these additional costs over a greater number of wells, larger operating areas, and other aspects of their businesses. See “Items 1 and 2. Business and Properties—Business—Operations—Environmental Matters and Regulation” and “Items 1 and 2. Business and Properties—Business—Operations—Other Regulation of the Oil and Gas Industry.”

Federal and state legislation and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays and inability to book future reserves.

Under the direction of Congress, the EPA has undertaken a study of the affect of hydraulic fracturing on drinking water and groundwater. Congress is also currently considering legislation to amend the Federal Safe Drinking Water Act to require the disclosure of chemicals used by the oil and gas industry in the hydraulic fracturing process. Certain states have issued similar “fracking” disclosure rules. In addition, the Department of Interior is considering expended or new regulations concerning the use of hydraulic fracturing on lands under its jurisdiction, which includes many of the lands on which we conduct or plan to conduct operations. Hydraulic fracturing involves the injection of water, sand and chemicals under pressure, usually down casing that is cemented in the wellbore, into prospective rock formations at depth to stimulate natural gas and oil production. Sponsors of bills proposed before the Senate and House of Representatives have asserted that chemicals used in the fracturing process could adversely affect drinking water supplies, and the proposed legislation would require the reporting and public disclosure of chemicals used in the fracturing process. The adoption of any future federal or state laws or implementing regulations imposing reporting obligations on, or otherwise limiting, the hydraulic fracturing process could make it more difficult to perform, or even prohibit, hydraulic fracturing, and complete natural gas and oil wells. Any such laws and or regulations may also increase our costs of compliance and doing business, and prevent us from accessing, developing and booking reserves in the future.

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

We describe some of our prospects and our plans to explore those prospects in “Items 1 and 2. Business and Properties.” A prospect is a specific geographic area which, based on supporting geological, geophysical or other data and also preliminary economic analysis using reasonably anticipated prices and costs, is deemed to have potential for the discovery of commercial hydrocarbons. Our prospects are in various stages of evaluation, ranging from a prospect that is ready to drill to a prospect that will require substantial additional seismic data processing and interpretation. However, the use of seismic data and other technologies and the study of producing fields in the same area will not enable us to know conclusively prior to drilling and testing whether natural gas or oil will be present or, if present, whether natural gas or oil will be present in sufficient quantities to recover drilling or completion costs or to be economically viable. If we drill additional wells that we identify as dry holes in our current and future prospects, our drilling success rate may decline and materially harm our business. The cost of drilling, completing and operating any well is often uncertain, and new wells may not be productive. Such uncertainties may harm our business and results of operations.

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

Our management has specifically identified and scheduled drilling locations as an estimation of our future multi-year drilling activities on our existing acreage. These identified drilling locations represent a significant part of our growth strategy. Our ability to drill and develop these locations depends on a number of uncertainties, including the availability of capital, seasonal conditions, regulatory approvals, natural gas and oil prices, costs and drilling results. Because of these uncertainties, we do not know if the numerous potential drilling locations we have identified will ever be drilled or if we will be able to produce natural gas or oil from these or any other potential drilling locations. As such, our actual drilling activities may differ materially differ from those presently identified, which could adversely affect our business.

Our use of 2-D and 3-D seismic data is subject to interpretation and may not accurately identify the presence of natural gas and oil, which could adversely affect the results of our drilling operations.

Even when properly used and interpreted, 2-D and 3-D seismic data and visualization techniques are tools used to assist geoscientists in identifying subsurface structures and hydrocarbon indicators and do not enable geoscientists to know whether hydrocarbons are, in fact, present in those structures and the amount of hydrocarbons. We are employing 3C 3-D seismic technology to evaluate certain of our projects. The implementation and practical use of 3C 3-D seismic technology is relatively new, unproven and unconventional, which can lessen its effectiveness, at least in the near term, and increase our costs. In addition, the use of 3-D seismic and other advanced technologies requires greater predrilling expenditures than traditional drilling strategies, and we could incur greater drilling and testing expenses as a result of such expenditures, which may result in a reduction in our returns or losses. As a result, our drilling activities may not be successful or economical, and our overall drilling success rate or our drilling success rate for activities in a particular area could decline.

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

Market conditions or the unavailability of satisfactory oil and natural gas transportation arrangements may hinder our access to oil and natural gas markets or delay our production. The availability of a ready market for our oil and natural gas production depends on a number of factors, including the demand for and supply of oil and natural gas and the proximity of our reserves to pipelines and terminal facilities. Our ability to market our production depends in substantial part on the availability and capacity of gathering systems, pipelines, processing facilities and refineries owned and operated by third parties. Our failure to obtain such services on acceptable terms could materially harm our business. We may be required to shut in wells for a lack of a market or because of inadequacy or unavailability of natural gas pipeline, gathering system capacity or processing facilities. If that were to occur, we would be unable to realize revenue from those wells until production arrangements were made to deliver the production to market.

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

Our counterparties are typically financial institutions that are lenders under our credit facility. The risk that a counterparty may default on its obligations is heightened by the recent financial sector crisis and losses incurred by many banks and other financial institutions, including our counterparties or their affiliates. These losses may affect the ability of the counterparties to meet their obligations to us on hedge transactions, which would reduce our revenues from hedges at a time when we are also receiving a lower price for our production revenues, thus triggering the hedge payments. As a result, our financial condition could be materially adversely affected.

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

Our revolving credit facility has commitments from 19 lenders. With the recent turbulent credit markets, the lenders may become more restrictive in their lending practices or may be unable to fund their commitments, which would limit our access to capital to fund our capital expenditures and operations. This would limit our ability to generate revenues as well as limit our projected production and reserves growth, leading to declining production and potentially losses.

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

Recent scientific studies have suggested that emissions of certain gases, commonly referred to as “greenhouse gases” including carbon dioxide and methane, may be contributing to warming of the Earth’s atmosphere. In response to such studies, the U.S. Congress is actively considering legislation to reduce emissions of greenhouse gases. In addition, several states have already taken legal measures to reduce emissions of greenhouse gases. As a result of the U.S. Supreme Court’s decision on April 2, 2007 in Massachusetts, et al. v. EPA, the EPA also may regulate greenhouse gas emissions from mobile sources (e.g., cars and trucks) even if Congress does not adopt new legislation specifically addressing emissions of greenhouse gases. The EPA has initiated rulemaking pertaining to greenhouse gases and now requires reporting of our greenhouse gas emissions. Other nations have already agreed to regulate emissions of greenhouse gases pursuant to the United Nations Framework Convention on Climate Change, also known as the “Kyoto Protocol,” an international treaty pursuant to which participating countries (not including the United States) have agreed to reduce their emissions of greenhouse gases to below 1990 levels by 2012. Passage of state or federal climate control legislation or other regulatory initiatives or the adoption of regulations by the EPA and analogous state agencies that restrict emissions of greenhouse gases in areas in which we conduct business could have an adverse effect on our operations and demand for oil and gas.

Federal legislation may decrease our ability, and increase the cost, to enter into hedge transactions.

The Dodd-Frank Wall Street Reform and Consumer Protective Act (“Dodd-Frank” or the “new law”) was signed into law on July 21, 2010. Dodd-Frank regulates derivative transactions, including our commodity derivative swaps. The new law requires the Treasury Department to implement final administrative procedures related to derivatives within one year. The effect of such administrative procedures on our business is currently uncertain. However, we expect that as a commercial end user using derivatives to manage commercial risks, we will be exempt from posting collateral requirements and mandatory trading on a centralized exchange. We expect to be able to continue to trade with our counterparties, which are all lenders in our credit facility, albeit with a separate capitalized subsidiary of the lender. We do expect that the cost to hedge will increase as a result of fewer counterparties in the market and the pass-through of increased capital costs of bank subsidiaries. Decreasing our ability to enter into hedging transactions would expose us to additional risks related to commodity price volatility and impair our ability to have certainty with respect to a portion of our cash flow, which could lead to decreases in capital spending and, therefore, decreases in future production and reserves.

Possible additional regulation could have an adverse effect on our operations.

Proposed energy legislation and new regulations, driven in part by the Macondo oil spill in the Gulf of Mexico, could limit our ability to operate on Federal lands, delay access to Federal lands, and increase the cost of our operations. These include the Consolidated Land, Energy, and Aquatic Resources Act (CLEAR), the Clean Energy Jobs and Oil Company Accountability Act, the Blowout Prevention Act, and public land leasing reforms. The inability to access Federal lands, as well as delays and the increased cost of operating on Federal lands could result in losses of revenues, increased costs and devaluing of our assets.

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

Risks Related to our Senior Notes, Convertible Notes and Credit Facility

We may not be able to generate enough cash flow to meet our debt obligations, including our obligations and commitments under our senior notes, our convertible notes and our revolving credit facility.

We expect our earnings and cash flow to vary significantly from year to year due to the cyclical nature of our industry. As a result, the amount of debt that we can manage in some periods may not be appropriate for us in other periods. In addition, our future cash flow may be insufficient to meet our debt obligations and commitments, including our 9.875% Senior Notes due 2016 (“Senior Notes”), our 5% Convertible Senior Notes due 2028 (“Convertible Notes”) and our credit facility (“Amended Credit Facility”). Any insufficiency could negatively impact our business. A range of economic, competitive, business, and industry factors will affect our future financial performance, and, as a result, our ability to generate cash flow from operations and to repay our debt, including the notes. Many of these factors, such as oil and gas prices, economic and financial conditions in our industry and the global economy or competitive initiatives of our competitors, are beyond our control.

As of December 31, 2010, the total outstanding principal amount of our long term indebtedness was approximately $422.5 million, and we had approximately $674.0 million in additional borrowing capacity under our Amended Credit Facility, which, if borrowed, would be secured debt effectively senior to the Senior Notes and Convertible Notes to the extent of the value of the collateral securing that indebtedness. The Amended Credit Facility has $700.0 million in commitments. The borrowing base is dependent on our proved reserves and hedge positions and, as of December 31, 2010, was $800.0 million based on our June 30, 2010 proved reserves and hedge positions.

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

Our Amended Credit Facility contains a number of significant covenants in addition to covenants restricting the incurrence of additional debt. Our Amended Credit Facility requires us, among other things, to maintain certain financial ratios and limit our debt. These restrictions also limit our ability to obtain future financings to withstand a future downturn in our business or the economy in general, or to otherwise conduct necessary corporate activities. We may also be prevented from taking advantage of business opportunities that arise because of the limitations that the restrictive covenants under the indenture governing the notes and our Amended Credit Facility impose on us.

Our Amended Credit Facility limits the amounts we can borrow up to a borrowing base amount, which the lenders, in their sole discretion, determine based upon projected revenues from the oil and natural gas properties securing our loan. The lenders can unilaterally adjust the borrowing base and the borrowings permitted to be outstanding under the Amended Credit Facility. Any increase in the borrowing base currently requires the consent of the lenders holding 98% of the commitments. If the required lenders do not agree on an increase, then the borrowing base will be the lowest borrowing base acceptable to the required number of lenders. Outstanding borrowings in excess of the borrowing base must be repaid immediately, or we must pledge other oil and natural gas properties as additional collateral. We do not currently have any substantial unpledged properties, and we may not have the financial resources in the future to make mandatory principal prepayments required under the Amended Credit Facility.

A breach of any covenant in our Amended Credit Facility or the agreements and indentures governing our other indebtedness would result in a default under that agreement or indenture after any applicable grace periods. A default, if not waived, could result in acceleration of the debt outstanding under the agreement and in a default with respect to, and an acceleration of, the debt outstanding under other debt agreements. The accelerated debt would become immediately due and payable. If that occurs, we may not be able to make all of the required payments or borrow sufficient funds to refinance such debt. Even if new financing were available at that time, it may not be on terms that are acceptable to us.

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

Item 4.	Removed and Reserved.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market For Registrant’s Common Equity.

Our common stock is listed on the New York Stock Exchange under the symbol “BBG.”

The range of high and low sales prices for our common stock for the two most recent fiscal years as reported by the New York Stock Exchange is as follows:

	High	Low
2010
First Quarter	$35.48	$29.00
Second Quarter	36.87	28.88
Third Quarter	37.68	29.52
Fourth Quarter	41.52	35.69
2009
First Quarter	$25.40	$17.08
Second Quarter	36.27	21.51
Third Quarter	34.41	24.40
Fourth Quarter	37.81	26.78

On January 28, 2011, the closing sales price for our common stock as reported by the NYSE was $39.97 per share.

Holders. On January 28, 2011, the number of holders of record of common stock was 451.

Dividends. We have not paid any cash dividends since our inception. Because we anticipate that all earnings will be retained for the development of our business and our Amended Credit Facility and Senior Notes prohibit the payment of cash dividends, no cash dividends will be paid on our common stock in the foreseeable future.

Unregistered Sales of Securities. There were no sales of unregistered equity securities during the year ended December 31, 2010.

Issuer Purchases of Equity Securities. The following table contains information about our acquisitions of equity securities during the three months ended December 31, 2010:

Period	Total Number of Shares(1)	Weighted Average Price Paid Per Share		Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1 – 31, 2010	0	$	N/A	0	0
November 1 – 30, 2010	437		36.95	0	0
December 1 – 31, 2010	497		39.08	0	0

Total	934		$38.08	0	0

(1)	Represents shares delivered by employees to satisfy the exercise price of stock options and tax withholding obligations in connection with the exercise of stock options and shares withheld from employees to satisfy tax withholding obligations in connection with the vesting of shares of common stock issued pursuant to our employee incentive plans.

Stockholder Return Performance Presentation

As required by applicable rules of the SEC, the performance graph shown below was prepared based upon the following assumptions:

1.	$100 was invested in our common stock at $25.00 per share on December 31, 2005, and $100 was invested in each of the Standard & Poors 500 Index and the Standard & Poors MidCap 400 Index-Energy Sector at the closing price on December 31, 2005.

2.	Dividends are reinvested on the ex-dividend dates.

	December 31, 2005	December 31, 2006	December 31, 2007	December 31, 2008	December 31, 2009	December 31, 2010
BBG	$100.00	$70	$108	$55	$81	$107
S&P MidCap 400- Energy	100.00	102	144	61	112	146
S&P 500	100.00	116	122	77	97	112

Item 6.	Selected Financial Data

The following table presents our selected historical financial data for the years ended December 31, 2010, 2009, 2008, 2007 and 2006. Future results may differ substantially from historical results because of changes in oil and gas prices, production increases or declines and other factors. This information should be read in conjunction with the consolidated financial statements and notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” presented elsewhere in this Annual Report on Form 10-K.

Selected Historical Financial Information

The consolidated statement of operations information for the years ended December 31, 2010, 2009 and 2008 and the balance sheet information as of December 31, 2010 and 2009 are derived from our audited consolidated financial statements included elsewhere in this report. The consolidated statement of operations information for the years ended December 31, 2007 and 2006 and the balance sheet information at December 31, 2008, 2007 and 2006 are derived from audited consolidated financial statements that are not included in this report. The information in this table should be read in conjunction with the consolidated financial statements and accompanying notes and other financial data included herein.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(in thousands, except per share data)
Statement of Operations Data:
Operating and Other Revenues
Oil and gas production(1)	$708,452	$647,839	$605,881	$374,956	$344,127
Commodity derivative gain (loss)	(10,579)	(54,567)	7,920	—	—
Other	591	4,891	4,110	15,314	31,202

Total operating and other revenues	698,464	598,163	617,911	390,270	375,329
Operating expenses:
Lease operating expense	52,040	46,492	44,318	41,643	29,768
Gathering, transportation and processing expense	69,089	56,608	39,342	23,163	15,721
Production tax expense	32,738	13,197	44,410	22,744	25,886
Exploration expense	9,121	3,227	8,139	8,755	9,390
Impairment, dry hole costs and abandonment expense	44,664	52,285	32,065	25,322	12,824
Depreciation, depletion and amortization	260,665	253,573	206,316	172,054	138,549
General and administrative expense(2)	40,884	37,940	40,454	32,074	27,752
Non-cash stock-based compensation expense(2)	16,908	16,458	16,752	10,154	6,491

Total operating expenses	526,109	479,780	431,796	335,909	266,381

Operating income	172,355	118,383	186,115	54,361	108,948
Other income (expense):
Interest and other income	402	438	2,036	2,391	2,527
Interest expense	(44,302)	(30,647)	(19,717)	(12,754)	(10,339)

Total other income and expense	(43,900)	(30,209)	(17,681)	(10,363)	(7,812)

Income before income taxes	128,455	88,174	168,434	43,998	101,136
Provision for income taxes	47,953	37,956	63,175	17,244	39,125

Net income	$80,502	$50,218	$105,259	$26,754	$62,011

Income per common share:
Basic	$1.78	$1.12	$2.37	$0.61	$1.42
Diluted	$1.75	$1.12	$2.34	$0.60	$1.40
Weighted average common shares outstanding, basic	45,217.6	44,723.1	44,432.4	44,049.7	43,694.8
Weighted average common shares outstanding, diluted	45,877.4	45,036.0	45,036.5	44,677.5	44,269.4

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(in thousands)
Selected Cash Flow and Other Financial Data:
Net income	$80,502	$50,218	$105,259	$26,754	$62,011
Depreciation, depletion, impairment and amortization	276,281	273,227	206,316	172,054	138,549
Other non-cash items	101,079	132,885	109,376	40,938	37,765
Change in assets and liabilities	(10,674)	24,414	(18,004)	11,707	(1,427)

Net cash provided by operating activities	$447,188	$480,744	$402,947	$251,453	$236,898

Capital expenditures(3)(4)	$473,268	$406,420	$601,115	$443,678	$501,161

(1)	Oil and gas production revenues include the effects of cash flow hedging transactions.
(2)	Non-cash stock-based compensation expense is presented herein as a separate line item but is combined with general and administrative expense in the Consolidated Statements of Operations for a total of $57.8 million, $54.4 million, $57.2 million, $42.2 million and $34.2 million for the years ended December 31, 2010, 2009, 2008, 2007 and 2006, respectively. This separate presentation is a non-GAAP measure. Management believes the separate presentation of the non-cash component of general and administrative expense is useful because the cash portion provides a better understanding of our required cash for general and administrative expense. We also believe that this disclosure allows for a more accurate comparison to our peers, which may have higher or lower costs associated with stock-based grants.
(3)	Excludes future reclamation liability accruals of $1.3 million, negative $1.2 million, $8.2 million, $1.3 million and $6.3 million for the years ended December 31, 2010, 2009, 2008, 2007 and 2006, respectively, and includes exploration, dry hole and abandonment costs, which are expensed under successful efforts accounting, of $38.2 million, $35.9 million, $14.9 million, $29.0 million and $21.0 million for the years ended December 31, 2010, 2009, 2008, 2007 and 2006, respectively. Also includes furniture, fixtures and equipment costs of $2.1 million, $2.1 million, $4.9 million, $4.6 million and $2.4 million for the years ended December 31, 2010, 2009, 2008, 2007 and 2006, respectively.
(4)	Not deducted from the amount is $2.9 million, $3.7 million, $2.4 million, $96.5 million and $92.3 million of proceeds received principally from the sale of interests in oil and gas properties during the years ended December 31, 2010, 2009, 2008, 2007 and 2006, respectively.

	As of December 31,
	2010	2009	2008	2007	2006
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$58,690	$54,405	$43,063	$60,285	$41,322
Other current assets	148,958	125,634	270,311	71,142	97,185
Oil and natural gas properties, net of accumulated depreciation, depletion, amortization and impairment	1,796,288	1,639,212	1,548,633	1,182,664	951,132
Other property and equipment, net of depreciation	15,531	14,444	13,186	10,865	11,967
Oil and natural gas properties held for sale, net of accumulated depreciation, depletion, amortization and impairment	0	5,604	0	2,303	75,496
Other assets	19,033	26,824	119,300	2,428	10,299

Total assets	$2,038,500	$1,866,123	$1,994,493	$1,329,687	$1,187,401

Current liabilities	$165,957	$153,292	$225,794	$139,568	$119,795
Long-term debt	404,399	402,250	407,411	274,000	188,000
Other long-term liabilities	327,182	282,026	262,055	142,608	123,209
Stockholders’ equity	1,140,962	1,028,555	1,099,233	773,511	756,397

Total liabilities and stockholders’ equity	$2,038,500	$1,866,123	$1,994,493	$1,329,687	$1,187,401

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis should be read in conjunction with the “Selected Financial Data” and the accompanying consolidated financial statements and related notes included elsewhere in this Annual Report in Form 10-K. The following discussion contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the following risks and uncertainties:

•	volatility of market prices received for natural gas, NGLs and oil;

•	regulatory approvals;

•	legislative or regulatory changes;

•	economic and competitive conditions;

•	debt and equity market conditions;

•	derivative activities;

•	exploration risks such as drilling unsuccessful wells;

•	the ability to obtain industry partners for our prospects on favorable terms to reduce our capital risks and accelerate our exploration activities;

•	future processing volumes and pipeline throughput;

•	reductions in the borrowing base under our Amended Credit Facility;

•	the potential for production decline rates from our wells to be greater than we expect;

•	changes in estimates of proved reserves;

•	potential failure to achieve expected production from existing and future exploration or development projects;

•	declines in the values of our natural gas and oil properties resulting in impairments;

•	capital expenditures and other contractual obligations;

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

•

other uncertainties, as well as those factors discussed below and elsewhere in this Annual Report on Form 10-K, particularly in the “Cautionary Note Regarding Forward-Looking Statements” sections and in “Item 1A, Risk Factors” all of which are difficult to predict.

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

Overview

We explore for and develop oil and natural gas in the Rocky Mountain region of the United States. On December 15, 2004, we completed our initial public offering in which we received net proceeds of $347.3 million after deducting underwriting fees and other offering costs.

We seek to build stockholder value through profitable growth in reserves and production, which will include investing in and profitably developing key existing development programs as well as growth through exploration and acquisitions. We seek high quality exploration prospects and development projects with potential for providing long-term drilling inventories that generate high returns. Substantially all of our revenues are generated through the sale of natural gas, NGLs, and oil production at market prices and the settlement of commodity hedges. Approximately 93% of our December 2010 production volume was natural gas.

We were formed in January 2002. Since inception, we substantially increased our activity level and the number of properties that we operate. Our operating results reflect this growth. We began active natural gas and oil operations in March 2002 with the acquisition of properties in the Wind River Basin. Also in 2002, we completed two additional acquisitions of properties in the Uinta, Wind River, Powder River and Williston Basins. In early 2003, we completed an acquisition of largely undeveloped coalbed methane properties located in the Powder River Basin. In September 2004, we acquired properties in the Piceance Basin in or around the Gibson Gulch Field. In May 2006, we acquired additional coalbed methane properties in the Powder River Basin of Wyoming. In June 2007, we sold our Williston Basin properties. In June 2009, we acquired Cottonwood Gulch, an undeveloped property in the Piceance Basin. A summary of our significant property acquisitions is as follows:

Primary Locations of Acquired Properties	Date Acquired	Purchase Price
		(in millions)
Wind River Basin	March 2002	$74
Uinta Basin	April 2002	8
Wind River, Powder River and Williston Basins	December 2002	62
Powder River Basin	March 2003	35
Piceance Basin	September 2004	137
Powder River Basin	May 2006	79
Piceance Basin	June 2009	60

Because of our rapid growth through acquisitions and, more recently, development of our properties, our historical results of operations and period-to-period comparisons of these results and certain financial data may not be meaningful. In addition past results are not indicative of future results.

Our acquisitions and capital expenditures were financed with a combination of funding from equity investments in our company, debt financing, our Amended Credit Facility and cash flow from operations.

The Standardized Measure shown in the table is not intended to represent the current market value of our estimated natural gas and oil reserves. The following table summarizes the estimated net proved reserves and related standardized measure for the years indicated:

	Year Ended December 31,
	2010	2009	2008
Estimated net proved reserves (Bcfe)	1,118.3	964.8	818.3
Standardized measure (1) (in millions)	$1,132.4	$590.8	$858.1

(1)	December 31, 2010 was based on average prices of $3.95 CIG and $75.96 WTI using the current SEC requirements. December 31, 2009 was based on average prices of $3.04 CIG and $57.65 WTI using the current SEC requirements. December 31, 2008 was based on year-end prices of $4.61 CIG and $41.00 WTI under the former SEC requirements.

The following table summarizes the average sales prices received for natural gas and oil, before the effects of hedging contracts, for the years indicated:

	Year Ended December 31,
	2010	2009	2008
Natural gas (Mcf)	$5.26	$3.86	$7.05
Oil (Bbl)	67.93	49.56	83.27

The following table summarizes the average sales prices received for natural gas and oil, after the effects of hedging contracts, for the years indicated:

	Year Ended December 31,
	2010	2009	2008
Natural gas (Mcf)	$6.74	$6.96	$7.61
Oil (Bbl)	69.91	59.03	69.55

Commodity prices, particularly in the Rocky Mountain region, are inherently volatile and are influenced by many factors outside of our control. We plan our activities and capital budget using what we believe to be conservative sales price assumptions and our existing hedge position. Our strategic objective is to hedge 50% to 70% of our anticipated production on a forward 12-month basis. We focus our efforts on increasing natural gas and oil reserves and production while controlling costs at a level that is appropriate for long-term operations. Our future earnings and cash flows are dependent on our ability to manage our revenues and overall cost structure to a level that allows for profitable production.

Like all oil and gas exploration and production companies, we face the challenge of natural production declines. As initial reservoir pressures are depleted, oil and gas production from a typical well naturally decreases. Thus, an oil and gas exploration and production company depletes part of its asset base with each unit of oil or natural gas it produces. We attempt to overcome this natural decline by drilling to find additional reserves and acquiring more reserves than we produce. Our future growth will depend on our ability to continue to add reserves in excess of production. We will maintain our focus on costs to add reserves through drilling and acquisitions as well as the costs necessary to produce such reserves. Our ability to add reserves through drilling is dependent on our capital resources and can be limited by many factors, including our ability to timely obtain drilling permits and regulatory approvals. See, “—Trends and Uncertainties—Regulatory Trends” below. The permitting and approval process has been more difficult in recent years than in the past due to more stringent rules, such as those recently enacted by the Colorado Oil and Gas Conservation Commission (“COGCC”), increased activism from environmental and other groups, which has extended the time it takes us to receive permits, and other necessary approvals. Because of our relatively small size and concentrated property base, we can be disproportionately disadvantaged by delays in obtaining or failing to obtain drilling approvals compared to companies with larger or more dispersed property bases. As a result, we may be less able to shift drilling activities to areas where permitting may be easier, and we have fewer properties over which to spread the costs related to complying with these regulations and the costs or foregone opportunities resulting from delays.

Results of Operations

The following table sets forth selected operating data for the periods indicated:

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

	Year Ended December 31,		Increase (Decrease)
	2010	2009	Amount	Percent
	($ in thousands, except per unit data)
Operating Results:
Operating and Other Revenues
Oil and gas production	$708,452	$647,839	$60,613	9%
Commodity derivative gain (loss)	(10,579)	(54,567)	43,988	81%
Other	591	4,891	(4,300)	(88)%

Total operating and other revenues	$698,464	$598,163	$100,301	17%

Operating Expenses
Lease operating expense	52,040	46,492	5,548	12%
Gathering, transportation and processing expense	69,089	56,608	12,481	22%
Production tax expense	32,738	13,197	19,541	148%
Exploration expense	9,121	3,227	5,894	183%
Impairment, dry hole costs and abandonment expense	44,664	52,285	(7,621)	(15)%
Depreciation, depletion and amortization	260,665	253,573	7,092	3%
General and administrative expense(1)	40,884	37,940	2,944	8%
Non-cash stock-based compensation expense(1)	16,908	16,458	450	3%

Total operating expenses	$526,109	$479,780	$46,329	10%

Production Data:
Natural gas (MMcf)	89,964	85,485	4,479	5%
Oil (MBbls)	1,089	710	379	53%
Combined volumes (MMcfe)	96,498	89,745	6,753	8%
Daily combined volumes (MMcfe/d)	264	246	18	7%
Average Prices(2):
Natural gas (per Mcf)	$6.74	$6.96	$(0.22)	(3)%
Oil (per Bbl)	69.91	59.03	10.88	18%
Combined (per Mcfe)	7.07	7.10	(0.03)	0%
Average Costs (per Mcfe):
Lease operating expense	$0.54	$0.52	$0.02	4%
Gathering, transportation and processing expense	0.72	0.63	0.09	14%
Production tax expense	0.34	0.15	0.19	127%
Depreciation, depletion and amortization	2.70	2.83	(0.13)	(5)%
General and administrative expense(3)	0.42	0.42	0.00	0%

(1)	Non-cash stock-based compensation expense is presented herein as a separate line item but is combined with general and administrative expense in the Consolidated Statements of Operations for a total of $57.8 million and $54.4 million for the years ended December 31, 2010 and 2009, respectively. This separate presentation is a non-GAAP measure. Management believes the separate presentation of the non-cash component of general and administrative expense is useful because the cash portion provides a better understanding of our required cash for general and administrative expense. We also believe that this disclosure allows for a more accurate comparison to our peers, which may have higher or lower costs associated with stock-based grants.
(2)

Average prices shown in the table are net of the effects of all of our realized commodity hedging transactions. Our average realized price calculation includes all cash settlements for commodity derivatives, whether or not they qualify for hedge accounting. As a result of our realized hedging transactions, natural gas production revenues and oil production revenues increased by the following (in millions):

	Year Ended December 31,
	2010	2009
Natural gas production revenues	$133.2	$265.1
Oil production revenues	2.2	6.7

Before the effects of hedging, the average prices we received for natural gas and oil were as follows:

	Year Ended December 31,
	2010	2009
Natural gas (per Mcf)	$5.26	$3.86
Oil (per Bbl)	67.93	49.56

(3)	Excludes non-cash stock-based compensation expense as described in footnote (1) above. Average costs per Mcfe for general and administrative expense, including non-cash stock-based compensation expense, as presented in the Consolidated Statements of Operations, were $0.60 and $0.61 for the years ended December 31, 2010 and 2009, respectively.

Production Revenues and Volumes. Production revenues increased to $708.5 million for the year ended December 31, 2010 from $647.8 million for the year ended December 31, 2009 due to an 8% increase in production and a 2% increase in natural gas and oil prices on a per Mcfe basis after the effects of realized cash flow hedges. The effects of realized hedges only include settlements from hedging instruments that were designated as cash flow hedges and exclude those that do not qualify, or were not designated, as cash flow hedges such as basis only and NGL swaps. The settlements from hedging instruments that were not designated as cash flow hedges are included in the line item “Commodity derivative gain (loss)” within operating revenues in the Consolidated Statements of Operations. See below for more information related to the Commodity derivative gain (loss) line item. The net increase in production added approximately $49.6 million of production revenues, and the increase in average price increased production revenues by approximately $11.1 million.

During the year ended December 31, 2010, we realized production revenues of approximately $68.5 million, or $0.71 per Mcfe, as compared to $28.8 million, or $0.32 per Mcfe, for the year ended December 31, 2009 related to NGL values received for a portion of our gas production in the Piceance Basin. There is no assurance that in the future the amount received related to NGLs resulting from the processing of natural gas will exceed the additional cost of processing or the price of natural gas. In addition, as we reduce activities in the Piceance Basin in 2010, we expect production revenues related to NGL values to decline.

Total production volumes for the year ended December 31, 2010 of 96.5 Bcfe increased from 89.7 Bcfe for the year ended December 31, 2009 due to increased gas production in the Piceance and Powder River Basins and increased oil production in the Uinta Basin. The increased production was partially offset by a decrease in gas production in the Uinta and Wind River Basins. Additional information concerning production is in the following table:

	Year Ended December 31, 2010			Year Ended December 31, 2009			% Increase (Decrease)
	Oil	Natural Gas	Total	Oil	Natural Gas	Total	Oil	Natural Gas	Total
	(MBbls)	(MMcf)	(MMcfe)	(MBbls)	(MMcf)	(MMcfe)	(MBbls)	(MMcf)	(MMcfe)
Piceance Basin	563	44,736	48,114	425	33,904	36,454	32%	32%	32%
Uinta Basin	472	24,898	27,730	227	30,849	32,211	108%	(19)%	(14)%
Wind River Basin	22	6,770	6,902	26	8,240	8,396	(15)%	(18)%	(18)%
Powder River Basin	0	13,386	13,386	0	12,081	12,081	0%	11%	11%
Other	32	174	366	32	411	603	0%	(58)%	(39)%

Total	1,089	89,964	96,498	710	85,485	89,745	53%	5%	8%

The production increase in the Piceance Basin was the result of our continued development activities, with initial sales on 161 new gross wells throughout 2010. The production increase in the Powder River Basin was the result of our continued development activities, with initial sales from 43 new gross wells throughout 2010. Although we reduced our 2010 development activities in the Powder River Basin as the result of lower natural gas prices, our production in that basin has benefited from prior years’ development programs due to the extended dewatering process of the coal bed methane wells. The production increase in oil from the Uinta Basin resulted from our ongoing development program at Blacktail Ridge and Lake Canyon with initial sales from 19 new gross wells throughout 2010. The production decrease in the Wind River Basin is due to natural production declines in our Cave Gulch, Cooper Reservoir and Wallace Creek fields with no significant drilling or recompletion activities to offset these declines. The decrease in gas production from the Uinta Basin is due to natural production declines as well as a limited development program compared to prior years in our West Tavaputs field, partially offset by higher volumes from our Blacktail Ridge/Lake Canyon development. Due to the issuance of the final EIS and ROD in the West Tavaputs field of the Uinta Basin authorizing full field development, we anticipate an overall increase in production in this basin in 2011. The increase of production in the Uinta Basin may be slightly offset by an anticipated reduction in production in the Piceance and Wind River Basins due to natural production declines and a reduced drilling schedule in those areas.

Hedging Activities. In 2010, approximately 74% of our natural gas volumes (excluding basis only swaps, which were equivalent to 12% of our natural gas volumes) and 53% of our oil volumes were subject to financial hedges, which resulted in an increase in natural gas revenues of $133.2 million and an increase in oil revenues of $2.2 million after settlements for all commodity derivatives, including basis only and NGL swaps. In 2009, approximately 79% of our natural gas volumes (excluding basis only swaps, which were equivalent to 4% of our natural gas volumes) and 52% of our oil volumes were subject to financial hedges, which resulted in an increase in natural gas revenues of $265.1 million and an increase in oil revenues of $6.7 million after settlements for all commodity derivatives, including basis only swaps. The decrease in revenues related to hedging natural gas resulted from the expiration of hedges entered into at higher prices and the inability to enter into new hedges at those prices as natural gas prices have fallen since entering into those hedges. This trend is expected to continue based on future prices and hedge quotes.

Commodity Derivative Gain (Loss). The “Commodity derivative gain (loss)” line item on the Consolidated Statements of Operations is comprised of ineffectiveness on cash flow hedges and realized and unrealized gains and losses on hedges that do not qualify for cash flow hedge accounting or were not designated as cash flow hedges. Ineffectiveness on cash flow hedges relates to slight differences between the contracted location and the actual delivery location. Unrealized gains and losses represent the change in the fair value of the derivative instruments that do not qualify for cash flow hedge accounting, which includes our basis only swaps and NGL swaps. As those instruments settle, their settlement will be presented as realized gains and losses within this same line item. In addition to the basis only and NGL swaps, we had certain cash flow hedges that were de-designated in previous years. All of the de-designated hedges settled by December 31, 2010, and as a result, their settlements were also reflected in realized gains and losses for the years ended December 31, 2010 and 2009.

The overall change in commodity derivative gain (loss) from a loss of $54.6 million for the year ended December 31, 2009 to a loss of $10.6 million for the year ended December 31, 2010 was primarily due to the unrealized gains resulting from the change in fair value of our basis only swaps as of December 31, 2010.

The table below summarizes the realized and unrealized gains and losses we recognized in commodity derivative gain (loss) for the periods indicated:

	Year Ended December 31,
	2010	2009
	(in thousands)
Realized gains (losses) on derivatives not designated as cash flow hedges	$(26,166)	$(10,902)
Unrealized ineffectiveness gains (losses) recognized on derivatives designated as cash flow hedges	(2,256)	(5,572)
Unrealized gains (losses) on derivatives not designated as cash flow hedges	17,843	(38,093)

Total commodity derivative gain (loss)	$(10,579)	$(54,567)

Other Operating Revenues. Other operating revenues decreased to $0.6 million for the year ended December 31, 2010 from $4.9 million for the year ended December 31, 2009. Other operating revenues for 2010 primarily consisted of $2.0 million in net losses realized from the sale and exchange of properties offset by $2.6 million of income from gathering, compression and salt-water disposal fees received from third parties. Other operating revenues for 2009 primarily consisted of $1.4 million in gains realized from the sale of properties as well as $3.5 million in gathering, compression and salt-water disposal fees received from third parties for the use of our facilities.

Lease Operating Expense. Lease operating expense increased to $0.54 per Mcfe in 2010 from $0.52 per Mcfe in 2009. The increase was primarily due to remediation efforts related to a condensate leak at our Dry Canyon Compressor Station in the Uinta Basin. The condensate leak was detected in March 2010 and remediation of the area resulted in an additional $2.4 million (or $0.02 per Mcfe) in lease operating expense for the year ended December 31, 2010.

Gathering, Transportation and Processing Expense. Gathering, transportation and processing expense increased to $0.72 per Mcfe in 2010 from $0.63 per Mcfe in 2009. Higher fees associated with the Rockies Express Pipeline (“REX”) contributed to the increase in expense as the final two segments of the pipeline were completed, giving us access to gas sales delivery points farther east. As REX is now completed, we do not anticipate further increases to our fixed demand charges related to REX. However, we may incur additional costs from other pipelines. In addition, we recognized expense associated with the start-up of new firm contracts to gather, transport and process our production from the Powder River and Uinta Basins ahead of anticipated production increases.

We have entered into long-term firm transportation contracts for a portion of our production to guarantee capacity on major pipelines and reduce the risk and impact related to possible production curtailments that may arise due to limited pipeline capacity. The majority of our long-term firm transportation agreements are for gas production in the Piceance and Uinta Basins where we expect to allocate a significant portion of our capital expenditure programs in future years. In addition, we have entered into long-term firm processing contracts on a portion of our production in the Piceance and Uinta Basins. Included in gathering, transportation and processing expense are $0.19 and $0.17 per Mcfe of firm transportation and gathering expense and $0.04 and $0.05 per Mcfe of firm processing expense from long-term contracts for the years ended December 31, 2010 and 2009, respectively. The increase in firm transportation expense to $0.19 per Mcfe for the year ended December 31, 2010 from $0.17 per Mcfe for the year ended December 31, 2009 was the result of additional long-term contracts executed with various pipelines for our natural gas production in the Powder River and Uinta Basins and higher fees on REX as mentioned above.

Production Tax Expense. Total production taxes increased to $32.7 million in 2010 from $13.2 million in 2009. The increase in production taxes is primarily related to an increase in production and increase in natural gas and oil prices during the year ended December 31, 2010. Production taxes are primarily based on the wellhead values of production, which exclude gains and losses associated with hedging activities. Production tax expense for the year ended December 31, 2010 included a one-time reduction of $2.2 million related to amended 2004 through 2009 State of Utah annual severance tax calculations. In 2009, we reduced our production tax expense by $5.0 million based upon amended Colorado severance tax returns for the years 2004 through 2008. The amended Colorado severance tax returns completed in 2009 were nonrecurring adjustments based on a settlement agreement with the State of Colorado relating to the severance tax computation. Our 2009 production tax expense also included a decrease of $3.4 million primarily related to a surplus of ad valorem taxes withheld from 2008 based on the estimated mill levy rates compared to the actual rates. Production taxes as a percentage of natural gas and oil sales before hedging adjustments was 6.0% for the year ended December 31, 2010, which included a reduction of 0.4% related to the nonrecurring item associated with the Utah severance tax. For the year ended December 31, 2009, production taxes as a percentage of natural gas and oil sales before hedging adjustments was 3.6%, which included a reduction of 2.3% related to these nonrecurring items associated with the Colorado severance and ad valorem taxes.

Production tax rates vary across the different areas in which we operate. As the proportion of our production changes from area to area, our average production tax rate will vary depending on the quantities produced from each area and the production tax rates in effect for those areas. The increase in the overall production tax rate, excluding the nonrecurring items associated with the Utah and Colorado severance taxes, is consistent with our production, increase throughout 2010 from states with higher production tax rates.

Exploration Expense. Exploration expense increased to $9.1 million in 2010 from $3.2 million in 2009. Exploration expense for 2010 consisted of $3.5 million for seismic programs, $1.1 million for delay rentals, $0.1 million related to the evaluation of non-acquired assets and $4.4 million for one scientific well drilled for data gathering purposes. Exploration expense for 2009 consisted of $1.7 million for seismic programs, $1.1 million for delay rentals and $0.4 million related to the evaluation of non-acquired assets.

Impairment, Dry Hole Costs and Abandonment Expense. Our impairment, dry hole costs and abandonment expense decreased to $44.7 million in 2010 from $52.3 million in 2009. For the year ended December 31, 2010, impairment expense was $15.6 million, abandonment expense was $2.6 million and dry hole costs were $26.5 million. For the year ended December 31, 2009, impairment expense was $19.7 million, abandonment expense was $1.9 million and dry hole costs were $30.7 million.

We evaluate the impairment of our proved oil and gas properties on a property-by-property basis whenever events or changes in circumstances indicate a property’s carrying amount may not be recoverable. If the carrying amount exceeds the property’s estimated fair value, we will adjust the carrying amount of the property to fair value through a charge to impairment expense. For the year ended December 31, 2010, we did not record any impairment charges on proved oil and gas properties. For 2009, we recorded a non-cash impairment charge of $2.8 million to our proved oil and gas properties in the North Hill Creek field, located in the Uinta Basin based upon our fair value analysis. For 2009, we also recorded a non-cash impairment charge of $16.9 million to our proved oil and gas properties in the Yellow Jacket prospect, located in the Paradox Basin. This impairment expense was primarily the result of sub-economic performing wells in the Yellow Jacket prospect.

Unproved oil and gas properties are also assessed periodically for impairment on a property-by-property basis based on remaining lease terms, drilling results, reservoir performance, commodity price outlooks or future plans to develop existing acreage. During the year ended December 31, 2010, we recorded a $15.6 million impairment charge regarding unproved oil and gas properties within various exploration projects. This non-cash impairment charge was primarily a result of unfavorable market conditions as well as uneconomic drilling results in exploratory areas where we currently have no future plans to develop or evaluate the remaining acreage based on our current 2011 capital allocation plans that were finalized during the fourth quarter of 2010. In addition, we incurred non-cash impairment charges on unproved oil and gas properties related to acreage in other areas that we no longer considered prospective. For the year ended December 31, 2009, we did not record an impairment on unproved oil and gas properties.

We generally expect impairments of unproved properties to be more likely to occur in periods of low commodity prices, because we will be less likely to devote capital to exploration activities. We continue to review our acreage position and future drilling plans based on the current price environment. If our attempts to market interests in certain of our properties to industry partners are unsuccessful, additional leasehold impairments and abandonments in exploration prospects may be recorded.

We account for oil and gas exploration and production activities using the successful efforts method of accounting under which we capitalize exploratory well costs until a determination is made as to whether or not the wells have found proved reserves. If proved reserves are not assigned to an exploratory well, the costs of drilling the well are charged to expense. Otherwise, the costs remain capitalized and are depleted as production occurs. Dry hole costs of $26.5 million for the year ended December 31, 2010 were associated with seven unsuccessful exploratory wells within the Paradox Basin and one unsuccessful exploratory well in each of the Uinta and Big Horn Basins. Dry hole costs of $30.7 million for the year ended December 31, 2009 were associated with six unsuccessful exploratory wells within the Montana Overthrust area, four unsuccessful exploratory wells within the Uinta Basin, two unsuccessful exploratory wells within the Paradox Basin and one unsuccessful exploratory well in each of the Big Horn and Laramie Basins.

The following table shows the costs of the remaining exploratory wells for which drilling was completed and which are included in unproved oil and gas properties as of December 31, 2010 pending determination of whether the wells will be assigned proved reserves. The following table does not include $0.1 million related to exploratory wells in progress for which drilling had not been completed at December 31, 2010:

	Time Elapsed Since Drilling Completed
	0-12 Months	1-2 Years	3-5 Years	Total
	(in thousands)
Costs of wells for which drilling has been completed	$2,917	$558	$5,566	$9,041
Number of wells for which drilling has been completed	1	7	36	44

As of December 31, 2010, exploratory well costs that have been capitalized for a period greater than one year since the completion of drilling were $6.1 million, all of which were related to exploratory wells located in the Powder River Basin. In this basin, we drill wells into various coal seams. In order to produce gas from the coal seams, a period of dewatering lasting up to 36 months, or in some cases longer, is required prior to obtaining sufficient gas production to justify capital expenditures for compression and gathering and to classify the reserves as proved.

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

Depreciation, Depletion and Amortization (“DD&A”). DD&A was $260.7 million in 2010 compared to $253.6 million in 2009. The increase of $7.1 million was a result of increased production for 2010 compared to 2009, offset by a decrease in the DD&A rate. The increase in production accounted for $18.8 million of additional DD&A expense, which is partially offset by $11.7 million related to an overall decrease in the DD&A rate.

During 2010, the weighted average DD&A rate was $2.70 per Mcfe. During 2009, the weighted average DD&A rate was $2.83 per Mcfe. Under successful efforts accounting, DD&A expense is separately computed for each producing area based on geologic and reservoir delineation. The capital expenditures for proved properties for each area compared to the proved reserves corresponding to each producing area determine a weighted average DD&A rate for current production. Future DD&A rates will be adjusted to reflect future capital expenditures and proved reserve changes in specific areas.

General and Administrative Expense. General and administrative expense, excluding non-cash stock-based compensation, increased to $40.9 million in 2010 from $37.9 million in 2009. General and administrative expense, excluding non-cash stock-based compensation, is a non-GAAP measure. See Note 1 to the table on page 46 for a reconciliation and explanation. This increase was primarily due to an increase in employee compensation and benefit programs as well as an increase in costs associated with our efforts, and our support of industry-wide efforts, to educate the public concerning the benefits of natural gas. On a per Mcfe basis, general and administrative expense, excluding non-cash stock based compensation, was $0.42 for both years ended December 31, 2010 and 2009.

Non-cash stock-based compensation expense was $16.9 million in 2010 compared to $16.5 million in 2009. Non-cash stock-based compensation expense for 2010 and 2009 related primarily to the vesting of our stock option awards and nonvested shares of common stock granted to employees.

The components of non-cash stock-based compensation expense for 2010 and 2009 are shown in the following table:

	Year Ended December 31,
	2010	2009
	(in thousands)
Stock options and nonvested equity shares of common stock	$16,016	$15,428
Shares issued for 401(k) plan	579	778
Shares issued for directors’ fees	313	252

Total	$16,908	$16,458

Interest Expense. Interest expense increased to $44.3 million in 2010 from $30.6 million in 2009 due to a higher effective interest rate in 2010 compared to 2009. Our effective interest rate increased to 12.1% for the year ended December 31, 2010 compared to 8.1% for the year ended December 31, 2009 primarily due to interest expense on our Senior Notes that were issued in July 2009 along with increased commitment fees due to lower outstanding debt balances on the Amended Credit Facility during 2010. Our weighted average outstanding debt balance for the year ended December 31, 2010 was $403.4 million compared to $429.8 million in 2009.

Interest cost is capitalized as a component of property cost for significant exploration and development projects that require greater than six months to be readied for their intended use. We capitalized interest costs of $4.2 million and $4.6 million for the years ended December 31, 2010 and 2009, respectively.

Income Tax Expense. Income tax expense totaled $48.0 million for 2010 and $38.0 million for 2009, resulting in effective tax rates of 37.3% and 43.0% in 2010 and 2009, respectively. Our effective tax rate differs from the federal statutory rate primarily because we recorded stock-based compensation expense and other operating expenses that are not deductible for income tax purposes as well as the effect of state income taxes. The effective tax rate decrease from 2009 to 2010 was primarily the result of a net reduction in permanent differences affecting the tax rate calculation, principally the increase in tax deductible compensation related to incentive stock options. Additionally, a greater proportion of our operating revenue was attributable to lower tax rate jurisdictions, thereby decreasing the overall statutory tax rate. The effect of this rate decrease on our prior year net deferred tax liability was included in income tax expense for 2010. At December 31, 2010, we had approximately $94.8 million of federal tax net operating loss carryforwards, or (“NOLs”), which expire through

2029. We also had a federal alternative minimum tax credit carryforward of $0.1 million, which has no expiration date. We believe it is more likely than not that we will use these tax attributes to offset and reduce current tax liabilities in future years.

The following table sets forth selected operating data for the periods indicated:

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

	Year Ended December 31,		Increase (Decrease)
	2009	2008	Amount	Percent
	($ in thousands, except per unit data)
Operating Results:
Operating and Other Revenues
Oil and gas production	$647,839	$605,881	$41,958	7%
Commodity derivative gain (loss)	(54,567)	7,920	(62,487)	(789)%
Other	4,891	4,110	781	19%

Total operating and other revenues	$598,163	$617,911	$(19,748)	(3)%

Operating Expenses
Lease operating expense	46,492	44,318	2,174	5%
Gathering, transportation and processing expense	56,608	39,342	17,266	44%
Production tax expense	13,197	44,410	(31,213)	(70)%
Exploration expense	3,227	8,139	(4,912)	(60)%
Impairment, dry hole costs and abandonment expense	52,285	32,065	20,220	63%
Depreciation, depletion and amortization	253,573	206,316	47,257	23%
General and administrative expense(1)	37,940	40,454	(2,514)	(6)%
Non-cash stock-based compensation expense(1)	16,458	16,752	(294)	(2)%

Total operating expenses	$479,780	$431,796	$47,984	11%

Production Data:
Natural gas (MMcf)	85,485	73,623	11,862	16%
Oil (MBbls)	710	661	49	7%
Combined volumes (MMcfe)	89,745	77,589	12,156	16%
Daily combined volumes (MMcfe/d)	246	212	34	16%
Average Prices(2):
Natural gas (per Mcf)	$6.96	$7.61	$(0.65)	(9)%
Oil (per Bbl)	59.03	69.55	(10.52)	(15)%
Combined (per Mcfe)	7.10	7.81	(0.71)	(9)%
Average Costs (per Mcfe):
Lease operating expense	$0.52	$0.57	$(0.05)	(9)%
Gathering, transportation and processing expense	0.63	0.51	0.12	24%
Production tax expense	0.15	0.57	(0.42)	(74)%
Depreciation, depletion and amortization	2.83	2.66	0.17	6%
General and administrative expense(3)	0.42	0.52	(0.10)	(19)%

(1)	Non-cash stock-based compensation expense is presented herein as a separate line item but is combined with general and administrative expense in the Consolidated Statements of Operations for a total of $54.4 million and $57.2 million for the years ended December 31, 2009 and 2008, respectively. This separate presentation is a non-GAAP measure. Management believes the separate presentation of the non-cash component of general and administrative expense is useful because the cash portion provides a better understanding of our required cash for general and administrative expense. We also believe that this disclosure allows for a more accurate comparison to our peers, which may have higher or lower costs associated with stock-based grants.

(2)	Average prices shown in the table are net of the effects of all of our realized commodity hedging transactions. Our average realized price calculation includes all cash settlements for commodity derivatives, whether or not they qualify for hedge accounting. As a result of our realized hedging transactions, natural gas production revenues and oil production revenues increased (decreased) by the following amounts (in millions) for the periods indicated:

	Year Ended December 31,
	2009	2008
Natural gas production revenues	$265.1	$41.0
Oil production revenues	6.7	(9.1)

Before the effects of hedging, the average prices we received for natural gas and oil were as follows:

	Year Ended December 31,
	2009	2008
Natural gas (per Mcf)	$3.86	$7.05
Oil (per Bbl)	49.56	83.27

(3)	Excludes non-cash stock-based compensation expense as described in footnote (1) above. Average costs per Mcfe for general and administrative expense, including non-cash stock-based compensation expense, as presented in the Consolidated Statements of Operations, were $0.61 and $0.74 for the years ended December 31, 2009 and 2008, respectively.

Production Revenues and Volumes. Production revenues increased to $647.8 million for the year ended December 31, 2009 from $605.9 million for the year ended December 31, 2008 due to a 16% increase in production offset by an 8% decrease in natural gas and oil prices after the effects of realized hedges on a per Mcfe basis. The increase in production added approximately $87.7 million of production revenues and the decrease in price reduced production revenues by approximately $45.8 million.

Beginning in January 2009, we elected to process a portion of our natural gas in the Piceance Basin and receive the value of the resulting NGLs. Given the strength of NGL market prices relative to natural gas during 2009, we realized production revenues of approximately $28.8 million, or $0.32 per Mcfe, for the year ended December 31, 2009, which helped to reduce the negative impact of declining natural gas prices during the year.

Total production volumes for the year ended December 31, 2009 of 89.7 Bcfe increased from 77.6 Bcfe for the year ended December 31, 2008 due to increased production in the Piceance, Uinta and Powder River Basins. The increased production was partially offset by a decrease in production in the Wind River Basin. Additional information concerning production is in the following table:

	Year Ended December 31, 2009			Year Ended December 31, 2008			% Increase (Decrease)
	Oil	Natural Gas	Total	Oil	Natural Gas	Total	Oil	Natural Gas	Total
	(MBbls)	(MMcf)	(MMcfe)	(MBbls)	(MMcf)	(MMcfe)	(MBbls)	(MMcf)	(MMcfe)
Piceance Basin	425	33,904	36,454	402	29,075	31,487	6%	17%	16%
Uinta Basin	227	30,849	32,211	201	26,999	28,205	13%	14%	14%
Wind River Basin	26	8,240	8,396	28	9,395	9,563	(7)%	(12)%	(12)%
Powder River Basin	0	12,081	12,081	0	8,111	8,111	0%	49%	49%
Other	32	411	603	30	43	223	7%	*nm	170%

Total	710	85,485	89,745	661	73,623	77,589	7%	16%	16%

*	Not meaningful

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

Hedging Activities. In 2009, approximately 79% of our natural gas volumes (excluding basis only swaps, which were equivalent to 4% of our natural gas volumes) and 52% of our oil volumes were subject to financial hedges, which resulted in an increase in natural gas revenues of $265.1 million and an increase in oil revenues of $6.7 million after settlements for all commodity derivatives, including basis only swaps. In 2008, we hedged approximately 73% of our natural gas volumes and 64% of our oil volumes were subject to financial hedges, which resulted in an increase in gas revenues of $41.0 million, offset by a reduction in oil revenues of $9.1 million after settlements for all commodity derivatives.

Commodity Derivative Gain (Loss). The overall change in commodity derivative gain (loss) from a gain of $7.9 million for the year ended December 31, 2008 to a loss of $54.6 million for the year ended December 31, 2009 is primarily due to the unrealized losses resulting from the change in fair value of our basis only swaps as of December 31, 2009, as well as the cash settlements of those basis only swaps during 2009.

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

Lease Operating Expense. Lease operating expense decreased to $0.52 per Mcfe in 2009 from $0.57 per Mcfe in 2008. The following table displays the lease operating expense per Mcfe by basin:

	Year Ended December 31, 2009		Year Ended December 31, 2008		%Increase/ (Decrease)
	($ in thousands)	($ per Mcfe)	($ in thousands)	($ per Mcfe)	($ per Mcfe)
Piceance Basin	$14,814	$0.41	$10,525	$0.33	24%
Uinta Basin	11,241	0.35	15,762	0.56	(38)%
Wind River Basin	4,935	0.59	6,831	0.71	(17)%
Powder River Basin	14,463	1.20	10,554	1.30	(8)%
Other	1,039	1.72	646	2.90	(41)%

Total	$46,492	0.52	$44,318	0.57	(9)%

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

Gathering, Transportation and Processing Expense. Gathering, transportation and processing expense increased to $0.63 per Mcfe in 2009 from $0.51 per Mcfe in 2008. The following table displays the gathering, transportation and processing expense by basin:

	Year Ended December 31, 2009		Year Ended December 31, 2008		%Increase/(Decrease)
	($ in thousands)	($ per Mcfe)	($ in thousands)	($ per Mcfe)	($ per Mcfe)
Piceance Basin	$22,752	$0.62	$15,034	$0.48	29%
Uinta Basin	20,487	0.64	14,497	0.51	25%
Wind River Basin	61	0.01	268	0.03	(67)%
Powder River Basin	12,995	1.08	9,556	1.18	(8)%
Other	313	0.52	(13)	(0.06)	nm *

Total	$56,608	0.63	$39,342	0.51	24%

*	Not meaningful

Gathering, transportation and processing expense increased in the Piceance Basin to $0.62 per Mcfe for the year ended December 31, 2009 from $0.48 per Mcfe for the year ended December 31, 2008. The increase is due in part to our election to process our gas in order to market the resulting NGLs. Beginning in January 2009, we incurred additional fees to process our natural gas and received additional revenue related to from the sale of NGLs. Although sales revenue related to the NGLs can fluctuate, for the year ended December 31, 2009, the revenues received from NGL sales resulted in a Company-wide increase of approximately $0.32 per Mcfe to our average realized price while incurring additional gathering and processing costs of approximately $0.06 per Mcfe. Gathering, transportation and processing expense in the Uinta Basin increased to $0.64 per Mcfe for the year ended December 31, 2009 from $0.51 per Mcfe for the year ended December 31, 2008. This increase is a result of additional contracts to gather, transport and process our West Tavaputs gas from the Uinta Basin. Also contributing to the increase in both basins were higher fees associated with REX due to the completion of the final two segments of the pipeline, which gave us access to delivery points farther east.

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

Production Tax Expense. Total production taxes decreased to $13.2 million in 2009 from $44.4 million in 2008. The decrease in production taxes is primarily related to decreased natural gas and oil prices during the year ended December 31, 2009. Production taxes are primarily based on the wellhead values of production. In addition to the decrease in natural gas and oil prices, we reduced our 2009 production tax by $5.0 million based upon amended Colorado severance tax returns for the years 2004 through 2008. These nonrecurring adjustments were based on a settlement agreement with the State of Colorado relating to the severance tax computation. Our 2009 production tax expense also includes a decrease of $3.4 million primarily related to a surplus of ad valorem taxes withheld from 2008 based on the estimated mill levy rates compared to the actual rates. For the year ended December 31, 2009, production taxes as a percentage of natural gas and oil sales before hedging adjustments was 3.6%, which included a reduction of 2.3% related to these nonrecurring items associated with the Colorado severance and ad valorem taxes. Production tax rates vary across the different areas in which we operate. As the proportion of our production changes from area to area, our average production tax rate will vary depending on the quantities produced from each area and the production tax rates in effect for those areas.

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

For 2009, our impairment analysis required us to take a non-cash impairment charge of $2.8 million to our proved oil and gas properties in the North Hill Creek field, located in the Uinta Basin based upon our fair value analysis, were held for sale as of December 31, 2009. Further, for 2009, we also recorded a non-cash impairment charge of $16.9 million to our proved oil and gas properties in the Yellow Jacket prospect, located in the Paradox Basin. This impairment expense was primarily the result of sub-economic performing wells in the Yellow Jacket prospect. In 2008, we recognized a non-cash impairment charge to our proved oil and gas properties in the Cooper Reservoir field, located in the Wind River Basin, of $21.0 million.

Unproved oil and gas properties are also assessed periodically for impairment on a property-by-property basis based on remaining lease terms, drilling results, reservoir performance, commodity price outlooks or future plans to develop existing acreage. During the year ended December 31, 2009, no impairment charges on unproved oil and gas properties were recognized. In 2008, we recognized an impairment charge of $4.3 million on the carrying value of unproved oil and gas properties in the Talon field, located in the Wind River Basin. We sold the Talon field in 2009.

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

The following table shows the costs of exploratory wells for which drilling was completed and which are included in unproved oil and gas properties as of December 31, 2009 pending determination of whether the wells will be assigned proved reserves. The following table does not include $7.6 million related to exploratory wells in progress for which drilling had not been completed at December 31, 2009:

	Time Elapsed Since Drilling Completed
	0-12 Months	1-2 Years	3-5 Years	Total
	(in thousands)
Costs of wells for which drilling has been completed	$12,176	$19,109	$12,610	$43,895
Number of wells for which drilling has been completed	29	69	30	128

As of December 31, 2009, exploratory well costs that had been capitalized for a period greater than one year since the completion of drilling were $31.7 million, of which $13.4 million was related to exploratory wells located in the Powder River Basin. In this basin, we drill wells into various coal seams. In order to produce gas from the coal seams, a period of dewatering lasting up to 36 months, or in some cases longer, is required prior to obtaining sufficient gas production to justify capital expenditures for compression and gathering and to classify the reserves as proved.

In addition to wells in the Powder River Basin, we had six exploratory wells for a total of $18.3 million in exploratory well costs that have been capitalized for greater than one year. Four wells were located in the Paradox Basin, one well in the Big Horn Basin and one well in the Black Tail Ridge area of the Uinta Basin. The exploratory well costs were suspended pending the completion of an economic evaluation including, but not limited to, results of additional appraisal drilling, facilities, infrastructure, well test analysis, additional geological and geophysical data and approval of a development plan. Management believed these projects with suspended exploratory drilling costs had the potential for sufficient quantities of hydrocarbons to justify their potential development and was actively pursuing efforts to assess whether reserves could be attributed to their respective areas. When additional information became available in 2010 that raised substantial doubt regarding the economic or operational viability of certain of these projects, $18.3 million of the associated costs were expensed.

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

General and Administrative Expense. General and administrative expense, excluding non-cash stock-based compensation, decreased to $37.9 million in 2009 from $40.5 million in 2008. General and administrative expense, excluding non-cash stock-based compensation, is a non-GAAP measure. See Note 1 to the table on page 52 for a reconciliation and explanation. This decrease was in part due to a reduction related to an abatement of penalties previously recorded in prior years related to our 2004-2006 Colorado severance tax audit. In addition, the year ended December 31, 2008 included nonrecurring expenses such as costs incurred in connection with our efforts in the COGCC regulatory rule making process and costs related to the expensing of costs of pursuing a high-yield debt offering that did not apply to the eventual completion of our Convertible Notes offering. On a per Mcfe basis, general and administrative expense, excluding non-cash stock based compensation, decreased to $0.42 for the year ended December 31, 2009 compared to $0.52 per Mcfe for the year ended December 31, 2008 due to the reasons mentioned above as well as increased production for the year ended December 31, 2009 as compared to December 31, 2008.

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

Interest Expense. Interest expense increased to $30.6 million in 2009 from $19.7 million in 2008 due to higher average outstanding debt balances combined with a higher effective interest rate. Our weighted average outstanding debt balance for the year ended December 31, 2009 was $429.8 million compared to $308.7 million in 2008. Furthermore, a greater portion of the debt outstanding during 2009 was at higher interest rates. Our outstanding debt balance for 2009 included our Amended Credit Facility, Convertible Notes and Senior Notes issued in July 2009, whereas our 2008 outstanding debt balance only included our Amended Credit Facility and Convertible Notes.

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

Income Tax Expense. Income tax expense totaled $38.0 million for 2009 and $63.2 million for 2008, resulting in effective tax rates of 43.0% and 37.5% in 2009 and 2008, respectively. Our effective tax rate differs from the federal statutory rate primarily because we recorded stock-based compensation expense and other operating expenses that are not deductible for income tax purposes as well as the effect of state income taxes. The effective tax rate increase from 2008 to 2009 was primarily the result of the decrease in operating income having little impact on permanent differences affecting the tax rate calculation. In addition, a greater proportion of our operating revenue was attributable to higher tax rate jurisdictions, thereby increasing the overall effective tax rate. The effect of this rate change on our prior year net deferred tax liability was included in income tax expense for 2009. At December 31, 2009, we had approximately $6.8 million of NOLs, which expire through 2027. We also had a federal alternative minimum tax credit carryforward of $7.9 million, which has no expiration date. We believe it is more likely than not that we will use these tax attributes to offset and reduce current tax liabilities in future years.

Capital Resources and Liquidity

Our primary sources of liquidity since our formation in January 2002 have been net cash provided by operating activities, sales and other issuances of equity and debt securities, including our Convertible Notes and Senior Notes, bank credit facilities, proceeds from joint exploration agreements and sales of interests in properties. Our primary use of capital has been for the exploration, development and acquisition of natural gas and oil properties. As we pursue profitable reserves and production growth, we continually monitor the capital resources, including issuance of equity and debt securities, available to us to meet our future financial obligations, planned capital expenditure activities and liquidity. Our future success in growing proved reserves and production will be highly dependent on capital resources available to us and our success in finding or acquiring additional reserves. The credit market dislocation that has existed over the past two to three years has improved; however, the costs to raise future debt and equity capital may be higher than previous issuances. We believe that we have significant liquidity available to us from cash flows from operations and under our Amended Credit Facility for our planned uses of capital. In addition, our hedge positions provide relative certainty on a significant portion of our cash flows from operations through 2011 even with the general decline in the prices of natural gas resulting from current oversupply and decreased demand. See, “—Trends and Uncertainties—Declining Commodity Prices” below. We actively review acquisition opportunities on an ongoing basis. If we were to make significant additional acquisitions for cash, we may need to obtain additional equity or debt financing, which may be at a higher cost than previous issuances. We have on file with the SEC an effective universal shelf registration statement that we used for the offering of our Senior Notes and that we may use for future securities offerings.

At December 31, 2010, we had cash and cash equivalents of $58.7 million and a zero balance outstanding under our Amended Credit Facility. On March 16, 2010 we amended our credit facility and increased our borrowing base to $800.0 million with commitments from 19 lenders of $700.0 million based on year-end 2009 proved reserves and hedge positions, which was reaffirmed on September 24, 2010 based on mid-year proved reserves and hedge positions. Our borrowing capacity was reduced by $26.0 million to $674.0 million due to an outstanding irrevocable letter of credit related to a firm transportation agreement.

Cash Flow from Operating Activities

Net cash provided by operating activities was $447.2 million, $480.7 million and $402.9 million in 2010, 2009 and 2008, respectively. The changes in net cash provided by operating activities are discussed above in “— Results of Operations.”

Commodity Hedging Activities

Our operating cash flow is sensitive to many variables, the most significant of which is the volatility of prices for natural gas, NGLs and oil. Prices for these commodities are determined primarily by prevailing market conditions. National and worldwide economic activity, weather, infrastructure capacity to reach markets, supply levels and other variable factors influence market conditions for these products. These factors are beyond our control and are difficult to predict. For additional information on the impact of changing prices on our financial position, see “Item 7A. Quantitative and Qualitative Disclosure about Market Risk” below.

To mitigate some of the potential negative impact on cash flow caused by changes in natural gas, NGLs and oil prices, we have entered into financial commodity swap and cashless collar contracts (purchased put options and written call options) to receive fixed prices for a portion of our production revenue. The cashless collars are used to establish floor and ceiling prices on anticipated future natural gas and oil production revenue. We typically hedge a fixed price for natural gas at our sales points (New York Mercantile Exchange (“NYMEX”) less basis) to mitigate the risk of differentials to the NYMEX Henry Hub Index. In addition to the swaps and collars, we also have entered into basis only swaps. With a basis only swap, we have hedged the difference between the NYMEX price and the price received for our natural gas production at the specific delivery location. At December 31, 2010, we had in place natural gas financial collars, swaps and basis only swaps covering portions of our 2011 and 2012 production and NGLs and crude oil financial collars and swaps covering portions of our 2011 production.

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

All derivative instruments, other than those that meet the normal purchase and normal sales exception as mentioned above, are recorded at fair market value and are included in the Consolidated Balance Sheets as assets or liabilities. All fair values are adjusted for non-performance risk. For derivative instruments that qualify and are designated as cash flow hedges, changes in fair value, to the extent the hedges are effective, are recognized in accumulated other comprehensive income (“AOCI”) until the forecasted transaction occurs. The ineffective portion of hedge derivatives is reported in commodity derivative gain (loss) in the Consolidated Statements of Operations. Realized gains and losses on cash flow hedges are transferred from AOCI and recognized in earnings and included within oil and gas production revenues in the Consolidated Statements of Operations as the associated production occurs.

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

Some of our derivatives do not qualify for hedge accounting or are not designated as cash flow hedges but are, to a degree, an economic offset to our commodity price exposure. If a derivative instrument does not qualify as a cash flow hedge or is not designated as a cash flow hedge, the change in the fair value of the derivative is recognized in commodity derivative gain (loss) in the Consolidated Statements of Operations. These mark-to-market adjustments produce a degree of earnings volatility but have no cash flow impact relative to changes in market prices. Our cash flow is only impacted when the underlying physical sales transaction takes place in the future and when the associated derivative instrument contract is settled by making a payment to or receiving a payment from the counterparty. Realized gains and losses of derivative instruments that do not qualify as cash flow hedges are recognized in commodity derivative gain (loss) in the Consolidated Statements of Operations and are reflected in cash flows from operations on the Consolidated Statements of Cash Flows.

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

We have also entered into swap contracts to hedge a portion of the amount received related to NGLs resulting from the processing of our gas. Our NGL hedges were not designated as cash flow hedges, and the fair value of these derivative instruments were recorded in earnings.

At December 31, 2010, the estimated fair value of all of our commodity derivative instruments was a net asset of $56.4 million, comprised of current assets and current and noncurrent liabilities, including a fair value liability of $15.3 million for basis only swaps and a fair value liability of $3.9 million for NGL swaps. We will reclassify the appropriate cash flow hedge amounts from AOCI to gains and losses included in natural gas and oil production operating revenues as the hedged production quantities are produced. Based on current projected market prices, the net amount of existing unrealized after-tax income relating to cash flow hedges as of December 31, 2010 to be reclassified from AOCI to earnings in the next 12 months would be a gain of approximately $46.8 million. Any actual increase or decrease in revenues will depend upon market conditions over the period during which the forecasted transactions occur. We anticipate that all originally forecasted transactions related to our derivatives that continue to be accounted for as cash flow hedges will occur by the end of the originally specified time periods.

The hedge instruments designated as cash flow hedges are at liquid trading locations but may contain slight differences compared to the delivery location of the forecasted sale, which may result in ineffectiveness.

Ineffectiveness related to our cash flow derivative instruments for the years ended December 31, 2010, 2009 and 2008 was an unrealized loss of $2.3 million, an unrealized loss of $5.6 million and an unrealized gain of $6.8 million, respectively, which was reported in commodity derivative gain (loss) in the Consolidated Statements of Operations. Although those derivatives may not achieve 100% effectiveness for accounting purposes, we believe our derivative instruments continue to be highly effective in achieving our risk management objectives.

The table below summarizes the realized and unrealized gains and losses that we recognized related to our oil and natural gas derivative instruments for the periods indicated:

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Realized gains on derivatives designated as cash flow hedges(1)	$161,496	$282,734	$31,900

Realized gains (losses) on derivatives not designated as cash flow hedges	(26,166)	(10,902)	62
Unrealized ineffectiveness gains (losses) recognized on derivatives designated as cash flow hedges	(2,256)	(5,572)	6,803
Unrealized gains (losses) on derivatives not designated as cash flow hedges	17,843	(38,093)	1,055

Total commodity derivative gain (loss)(2)	$(10,579)	$(54,567)	$7,920

(1)	Included in “Oil and gas production” revenues in the Consolidated Statements of Operations.
(2)	Included in “Commodity derivative gain (loss)” in the Consolidated Statements of Operations.

The following table summarizes all of our hedges in place as of December 31, 2010:

Contract	Total Hedged Volumes	Quantity Type	Weighted Average Floor Price	Weighted Average Ceiling Price	Weighted Average Fixed Price	Basis Differential	Index Price(1)	Fair Market Value
	(in thousands)
Cashless Collars:
2011
Natural gas	2,140,000	MMBtu	$4.75	$6.00	N/A	N/A	CIG	$1,800
Swap Contracts:
2011
Natural gas	25,540,000	MMBtu	N/A	N/A	$6.18	N/A	CIG	$52,388
Natural gas	18,537,500	MMBtu	N/A	N/A	$5.56	N/A	NWPL	$25,941
Natural gas liquids(3)	41,775,000	Gallons	N/A	N/A	$1.08	N/A	Mt. Belvieu	$(3,863)
Oil	474,500	Bbls	N/A	N/A	$87.85	N/A	WTI	$(2,784)
2012
Natural gas	2,745,000	MMBtu	N/A	N/A	$4.92	N/A	CIG	$693
Natural gas	11,590,000	MMBtu	N/A	N/A	$4.45	N/A	NWPL	$(2,452)
Basis Only Swap Contracts(2):
2011
Natural gas	7,300,000	MMBtu	N/A	N/A	N/A	$(1.72)	NWPL	$(9,505)
2012
Natural gas	3,660,000	MMBtu	N/A	N/A	N/A	$(1.24)	NWPL	$(3,051)
Natural gas	3,660,000	MMBtu	N/A	N/A	N/A	$(1.20)	CIG	$(2,776)

Total								$56,391

The following table includes all hedges entered into subsequent to December 31, 2010 through January 28, 2011.

Contract	Total Hedged Volumes	Quantity Type	Weighted Average Floor Price	Weighted Average Ceiling Price	Weighted Average Fixed Price	Basis Differential	Index Price
Swap Contracts:
2011
Natural gas	2,140,000	MMBtu	N/A	N/A	$4.13	N/A	NWPL
Natural gas	2,140,000	MMBtu	N/A	N/A	$4.09	N/A	CIG
Oil	140,100	Bbls	N/A	N/A	$95.27	N/A	WTI
Natural gas liquids(4)	14,100,000	Gallons	N/A	N/A	$0.95	N/A	Mt. Belvieu
2012
Natural gas	4,575,000	MMBtu	N/A	N/A	$4.64	N/A	NWPL
Oil	73,200	Bbls	N/A	N/A	$95.43	N/A	WTI

(1)	CIG refers to Colorado Interstate Gas Rocky Mountains and NWPL refers to Northwest Pipeline Corporation price as quoted in Platt’s Inside FERC on the first business day of each month. Mt. Belvieu refers to the average daily price as quoted by Oil Price Information Service (“OPIS”) for Mont Belvieu spot gas liquid prices. WTI refers to West Texas Intermediate price as quoted on the New York Mercantile Exchange.
(2)	Represents a swap of the basis between the NYMEX price and the spot price of the index listed under Index Price above.
(3)	Weighted average fixed price includes purity ethane, propane, normal butane, isobutene and natural gasoline hedges.
(4)	Weighted average fixed price includes purity ethane and natural gasoline hedges.

By removing the price volatility from a portion of our natural gas, oil and NGL related revenue for 2011 and 2012, we have mitigated, but not eliminated, the potential effects of changing prices on our operating cash flow for those periods. While mitigating negative effects of falling commodity prices, these derivative contracts also limit the benefits we would receive from increases in commodity prices.

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

We believe all of our counterparties currently are acceptable credit risks. We are not required to provide credit support or collateral to any of our counterparties other than cross collateralization with the properties securing our Amended Credit Facility, nor are they required to provide credit support to us. As of January 28, 2011, we had no past due receivables from any of our counterparties.

Capital Expenditures

Our capital expenditures are summarized in the following tables:

	Year Ended December 31,
	2010	2009	2008
	(in millions)
Basin/Area
Uinta	$142.6	$93.7	$223.7
Piceance(1)	269.8	254.8	249.8
Powder River	24.3	13.9	36.9
Wind River	8.3	5.1	33.0
Paradox	7.1	25.2	30.6
Deseret	5.1	3.7	12.6
Other	16.1	10.0	14.5

Total	$473.3	$406.4	$601.1

(1)	Includes $60.0 million for the acquisition of Cottonwood Gulch during the year ended December 31, 2009.

	Year Ended December 31,
	2010	2009	2008
	(in millions)
Acquisitions of proved and unproved properties and other real estate	$30.1	$71.8	$39.4
Drilling, development, exploration and exploitation of natural gas and oil properties(1)	432.0	329.3	548.7
Geologic and geophysical costs	9.1	3.2	8.1
Furniture, fixtures and equipment	2.1	2.1	4.9

Total(2)(3)	$473.3	$406.4	$601.1

(1)	Includes related gathering and facilities costs.
(2)	For the years ended December 31, 2010, 2009 and 2008, we received $2.9 million, $3.7 million and $2.4 million, respectively, of proceeds principally from the sale of interests in oil and gas properties, which are not deducted from the capital expenditures presented above.
(3)	Excludes future reclamation liability accruals of $1.3 million, negative $1.2 million and $8.2 million for the years ended December 31, 2010, 2009 and 2008, respectively, and includes exploration, dry hole and abandonment costs, which are expensed under successful efforts accounting, of $38.2 million, $35.9 million and $14.9 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Acquisitions of proved and unproved properties and other real estate was $30.1 million for the year ended December 31, 2010. This was primarily related to our acquisitions of unproved properties in the Powder River, Wind River, and Uinta Basins. The increase in drilling, development, exploration and exploitation of natural gas and oil properties of $432.0 million from $329.3 million for the year ended December 31, 2009, is related to an increase in development drilling and completion activities within the Piceance and Uinta Basins.

Our current estimate is for a capital expenditure budget of up to $565.0 million in 2011 excluding acquisitions, which may be adjusted throughout the year as business conditions and operating results warrant. We believe that we have sufficient available liquidity through 2011 with the Amended Credit Facility, our hedge positions and cash flow from operations to fund our budgeted capital expenditures. Future cash flows are subject to a number of variables, including our level of natural gas and oil production, commodity prices and operating costs. There can be no assurance that operations and other capital resources will provide sufficient amounts of cash flow to maintain planned levels of capital expenditures.

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

Financing Activities

Revolving Credit Facility. On March 16, 2010, we amended our credit facility and extended the maturity date to April 1, 2014. The Amended Credit Facility bears interest, based on the borrowing base usage, at the applicable London Interbank Offered Rate (“LIBOR”) plus applicable margins ranging from 2.0% to 3.0% or an alternate base rate (“ABR”), based upon the greater of the prime rate, the federal funds effective rate plus 0.5% or the adjusted one month LIBOR plus 1.0% plus applicable margins ranging from 1.0% to 2.0%. The borrowing base is required to be redetermined twice per year. On September 24, 2010, the borrowing base was reaffirmed at $800.0 million with commitments from 19 lenders of $700.0 million, based on June 30, 2010 reserves and hedge position. We pay annual commitment fees of 0.5% of the unused amount of our commitments. The Amended Credit Facility is secured by natural gas and oil properties representing at least 80% of the value of our proved reserves and the pledge of all of the stock of our subsidiaries. The Amended Credit Facility also contains financial covenants that requires us to maintain a Ratio of Total Debt to EBITDAX (as defined by our Amended Credit Facility) not to exceed 4.0 to 1 and an Adjusted Current Ratio (as defined in our Amended Credit Facility) not to fall below 1.0 to 1. As defined by our Amended Credit Facility, our Ratio of Total Debt to EBITDAX was 0.9 to 1 and our Adjusted Current Ratio was 5.7 to 1 at December 31, 2010. Therefore , we were and are currently in compliance with all financial covenants at December 31, 2010 and have complied with all financial covenants for all prior periods. For information concerning the effect of changes in interest rates on interest payments under this facility, see “Item 7A. Quantitative and Qualitative Disclosure about Market Risk—Interest Rate Risks” below.

As of December 31, 2010 we had a zero balance outstanding under the Amended Credit Facility compared to $5.0 million for December 31, 2009. As credit support for future payment under a contractual obligation, a $26.0 million letter of credit was issued under the Amended Credit Facility, effective May 4, 2010, which reduced the borrowing capacity of the Amended Credit Facility by $26.0 million to $674.0 million. During the year ended December 31, 2010, our average outstanding balance under the Amended Credit Facility was $2.3 million with a maximum outstanding balance during the year of $15.0 million.

Convertible Notes. On March 12, 2008, we issued $172.5 million aggregate principal amount of Convertible Notes. The full $172.5 million principal amount of the Convertible Notes is currently outstanding. The Convertible Notes mature on March 15, 2028, unless earlier converted, redeemed or purchased by us. As of January 1, 2009 with the adoption of new authoritative accounting guidance under FASB ASC subtopic 470-20, Debt with Conversion Options, we recorded a debt discount of $23.1 million, which represented the fair value of the equity conversion feature as of the date of the issuance of the Convertible Notes. The value of the equity conversion feature was also recorded as additional paid-in capital, net of $8.6 million of deferred taxes. The conversion price is approximately $66.33 per share of our common stock, equal to the applicable conversion rate of 15.0761 shares of our common stock, subject to adjustment upon certain events. Upon conversion of the Convertible Notes, holders will receive, at our election, cash, shares of common stock or a combination of cash and shares of common stock. The Convertible Notes bear interest at a rate of 5% per annum, payable semi-annually in arrears on March 15 and September 15 of each year, which began on September 15, 2008.

The Convertible Notes mature on March 15, 2028, unless earlier converted, redeemed or purchased by us. The Convertible Notes are senior unsecured obligations and rank equal in right of payment to all of our existing and future senior unsecured indebtedness; are senior in right of payment to all of our future subordinated indebtedness; and are effectively subordinated to all of our secured indebtedness with respect to the collateral securing such indebtedness. There is no established market for the Convertible Notes, and the Convertible Notes are not traded on a public exchange. Therefore, based on market-based parameters of the various components of the Convertible Notes, the estimated fair value was approximately $177.7 million as of December 31, 2010.

On or after March 26, 2012, we may redeem for cash all or a portion of the Convertible Notes at a redemption price equal to 100% of the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest, if any, up to, but excluding, the applicable redemption date. Holders of the Convertible Notes may require us to purchase all or a portion of their Convertible Notes for cash on each of March 20, 2012, March 20, 2015, March 20, 2018 and March 20, 2023 at a purchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest, if any, up to but excluding the applicable purchase date. We currently expect that the Convertible Notes will be put to us on March 20, 2012. We plan to pay the redemption price with funds available under our Amended Credit Facility.

Senior Notes. On July 8, 2009, we issued $250.0 million in principal amount of 9.875% Senior Notes due 2016 at 95.172% of par. The Senior Notes will mature on July 15, 2016. Interest is payable in arrears semi-annually on January 15 and July 15, which began on January 15, 2010. We received net proceeds of $232.3 million (net of related offering costs), which were used to repay a portion of the borrowings under the Amended Credit Facility. The Senior Notes are our senior unsecured obligations and rank equal in right of payment with all of our other existing and future senior unsecured indebtedness, including the Convertible Notes. The Senior Notes are fully and unconditionally guaranteed by our subsidiaries that guarantee our indebtedness under our Amended Credit Facility. As a result of the guarantee by the guarantor subsidiaries of the Senior Notes, the terms of the Convertible Notes require the guarantor subsidiaries to also guarantee the Convertible Notes. The aggregate estimated fair value of the Senior Notes was approximately $281.9 million as of December 31, 2010 based on quoted market trades of these instruments. The Senior Notes include certain covenants that limit our ability to incur additional indebtedness, pay dividends, make restricted payments, create liens and sell assets. We are in compliance and have complied with all covenants for all periods.

Our outstanding debt is summarized below (in thousands):

			As of December 31, 2010			As of December 31, 2009
	Maturity Date		Principal	Unamortized Discount	Carrying Amount	Principal	Unamortized Discount	Carrying Amount
Credit Facility(1)	April 1, 2014		$0	$0	$0	$5,000	$0	$5,000
Senior Notes(2)	July 15, 2016		250,000	(10,234)	239,766	250,000	(11,522)	238,478
Convertible Notes(3)	March 15, 2028	(4)	172,500	(7,867)	164,633	172,500	(13,728)	158,772

(1)	The recorded value of the credit facility approximates its fair value due to its floating rate structure.
(2)	The aggregate estimated fair value of the Senior Notes was approximately $281.9 million as of December 31, 2010 based on quoted market trades of these instruments.
(3)	The aggregate fair value of the Convertible Notes was approximately $177.7 million as of December 31, 2010. Because there is no active, public market for the Convertible Notes, the fair value was based on market-based parameters of the various components of the Convertible Notes and over-the-counter trades.
(4)	Before the maturity date, we currently expect to call the Convertible Notes in 2012 or that the holders will put the Convertible Notes to us.

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

Shelf Registration Statement. We have on file with the SEC an effective universal shelf registration statement to allow us to offer an indeterminate amount of securities in the future. Under the registration statement, we may periodically offer from time to time debt securities, common stock, preferred stock, warrants and other securities or any combination of such securities in amounts, prices and on terms announced when and if the securities are offered. However, we recognize that the issuance of additional securities in periods of market volatility may be less likely or may have terms less favorable to us. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement at the time of any such offering.

Contractual Obligations. A summary of our contractual obligations as of and subsequent to December 31, 2010 is provided in the following table:

	Payments Due By Year
	2011	2012	2013	2014	2015	After 2015	Total
	(in thousands)
Notes payable(1)	$553	$553	$553	$553	$553	$1,287	$4,052
Senior Notes(2)	24,688	24,688	24,688	24,688	24,688	263,372	386,812
Convertible Notes(3)	8,625	174,536	—	—	—	—	183,161
Purchase commitments(4)(5)	21,115	1,424	—	—	—	—	22,539
Drilling rig commitments(6)(5)	21,763	8,578	1,716	—	—	—	32,057
Office and office equipment leases and other(7)	2,648	2,327	2,212	1,971	1,999	6,272	17,429
Firm transportation and processing agreements(8)(5)	57,765	61,694	61,797	61,815	60,703	245,727	549,501
Asset retirement obligations(9)	809	9,227	955	979	3,042	38,067	53,079
Derivative liability(10)	943	7,586	—	—	—	—	8,529

Total	$138,909	$290,613	$91,921	$90,006	$90,985	$554,725	$1,257,159

(1)	We currently have a zero balance outstanding on our Amended Credit Facility. This table does not include future commitment fees, interest expense or other fees on our Amended Credit Facility because the Amended Credit Facility is a floating rate instrument, and we cannot determine with accuracy the timing of future loan advances, repayments or future interest rates to be charged. However, we have a $26.0 million letter of credit that accrues interest at 2.0% and 0.125% per annum for participation fees and fronting fees, respectively. The expected term for the letter of credit is April 30, 2018.
(2)	On July 8, 2009, we issued $250.0 million aggregate principal amount of Senior Notes. We are obligated to make annual interest payments throughout maturity equal to $24.7 million.
(3)	On March 12, 2008, we issued $172.5 million aggregate principal amount of Convertible Notes. For purposes of contractual obligations, we assume that the holders of our Convertible Notes will not exercise the conversion feature, and we will therefore repay the $172.5 million in cash in 2012. We currently expect to call the Convertible Notes for redemption or have them put to us in 2012. We also are obligated to make annual interest payments equal to $8.6 million.
(4)	We have three take-or-pay CO2 purchasing agreements, two that expire in December 2011 and one that expires in February 2012, that impose a minimum volume commitment to purchase CO2 at a contracted price. The contract provides CO2 used in fracture stimulation operations in our Uinta Basin. Should we not take delivery of the minimum volume required, we would be obligated to pay for the deficiency. At this time, our planned volumes needed exceed the minimum requirement, and we do not anticipate any deficiency payments.
(5)	The values in the table represent the gross amounts that we are financially committed to pay. However, we will record in our financial statements our proportionate share based on our working interest and net revenue interest, which will vary from property to property.
(6)

We currently have five drilling rigs under contract; four that expire in 2011 and one that expires in 2013. These contracts may be terminated but we would be required to pay a penalty of $19.9 million. All other rigs currently performing work for us are on a well-by-well basis and, therefore, can be released without penalty at the conclusion of drilling on the current well. These latter types of drilling obligations have not been included in the table above.

(7)	The lease for our principal offices in Denver was renewed in September 2010 and now extends through March 2019.
(8)	We have entered into contracts that provide firm processing rights and firm transportation capacity on pipeline systems. The remaining terms on these contracts range from one to 13 years and require us to pay transportation demand and processing charges regardless of the amount of gas we deliver to the processing facilityor pipeline.
(9)	Neither the ultimate settlement amounts nor the timing of our asset retirement obligations can be precisely determined in advance. See “—Critical Accounting Policies and Estimates” below for a more detailed discussion of the nature of the accounting estimates involved in estimating asset retirement obligations.
(10)	Derivative liabilities represent the net fair value for oil and gas commodity derivatives presented as liabilities in our Condensed Consolidated Balance Sheets as of December 31, 2010. The ultimate settlement amounts of our derivative liabilities are unknown because they are subject to continuing market fluctuations. See “—Critical Accounting Policies and Estimates” below for a more detailed discussion of the nature of the accounting estimates involved in valuing derivative instruments.

In addition to the commitments above, we have commitments for the purchase of facilities and infrastructure as of and subsequent to December 31, 2010 of $15.9 million.

Trends and Uncertainties

Regulatory Trends

Our future Rocky Mountain operations and cost of doing business may be affected by changes in regulations and the ability to obtain drilling permits. The regulatory environment continues to become more restrictive, which limits our ability and increases the cost to conduct our operations. Areas in which we operate are subject to federal, state, local and tribal regulations. All these jurisdictions have imposed additional and more restrictive regulations recently and there are initiatives underway to implement additional regulations and prohibitions on oil and gas activities. New rules may further impact the ability and extend the time necessary to obtain drilling permits, which creates substantial uncertainty about our production and capital expenditure targets.

Federal. At the federal level, the policies of the current administration and the Department of Interior suggest a more restrictive regulatory environment for oil and gas activities on public lands. The Secretary of Interior has issued policy directives that will require additional analysis prior to leasing federal lands. These policies are directed at reducing controversy and improving predictability of the leasing process. Until these policies are implemented and the requisite analyses are completed, the rate of federal leasing will be decreased. The BLM and the U.S. Forest Service also have withdrawn parcels from planned lease sales in areas near our operations. A lawsuit seeks review of federal resource management plans prepared by the BLM for areas of Utah, including areas in which we operate. If this challenge is successful, it could impact our ability to operate and to obtain additional leases in the area. Additional litigation seeking to halt our and other companies’ exploration and development activities throughout the Rocky Mountain region can be expected. Proposals to cause expiration of undeveloped leases, to further limit funding for processing of Federal drilling permits and to eliminate categorical exclusions for oil and gas activities have been reintroduced.

The practice of hydraulic fracturing formations to stimulate production of natural gas and oil has come under increased scrutiny by the environmental community. Hydraulic fracturing involves the injection of water, sand and additives under pressure, usually down casing that is cemented in the wellbore, into prospective rock formations at depth to stimulate oil and natural gas production. We use this completion technique on substantially all our wells other than our coal bed methane wells. In reaction to the increased scrutiny of this technique, moratoria have been imposed in certain areas (although we have not been directly affected by these moratoria because they are in states where we do not have operations) and legislation proposed at local, state and federal levels. Although it is not possible at this time to predict the final outcome of the proposed legislation regarding hydraulic fracturing, any new restrictions on hydraulic fracturing that may be imposed in areas in which we conduct business could result in increased compliance costs or additional operating restrictions and, if the use of hydraulic fracturing is limited or prohibited, would lead to our inability to access, develop and book natural gas and oil reserves in the future.

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

Potential Impacts of Regulatory Trends. The increase in regulatory burdens and potential for continued lawsuits seeking to block activities as described above is likely to cause delays to our planned activities and could prevent some of these activities. This is expected to increase our costs and could result in lower production and reserves as our properties naturally decline without replacement production and reserves from new wells as well as a reduction in the value of our accumulated leases, especially federal leases which make up approximately 50% of our leaseholds. For example, until we obtain regulatory approvals to commence activities in our Cottonwood Gulch area, we are unable to record additional reserves in this area. We currently are unable to estimate the total magnitude of these potential losses.

Declining Commodity Prices.

If average prices decline and remain at low levels, it could increase the likelihood of impairments and write-downs of properties, reduce our reserves and thus the borrowing base of our Amended Credit Facility. We have protected approximately 50% of our expected 2011 production as well as approximately 15% of our 2012 production with hedges. However our ability to hedge at price levels similar to those for 2008, 2009 and 2010 is unlikely given current futures prices, which will likely result in a decline in our revenue per unit of production.

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

The application of the successful efforts method of accounting requires managerial judgment to determine the proper classification of wells designated as developmental or exploratory, which will ultimately determine the proper accounting treatment of the costs incurred. In addition to development on exploratory wells, we may drill scientific wells that are only used for data gathering purposes. The costs associated with these scientific wells are expensed as incurred as exploration expense. The results from a drilling operation can take considerable time to analyze, and the determination that commercial reserves have been discovered requires both judgment and industry experience.

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

Unproved oil and gas property costs are transferred to proved oil and gas properties if the properties are subsequently determined to be productive. Proceeds from sales of partial interests in unproved leases are accounted for as a recovery of cost without recognizing any gain until all costs are recovered. Unproved oil and gas properties are assessed periodically for impairment on a property-by-property basis based on remaining lease terms, drilling results, reservoir performance, commodity price outlooks or future plans to develop acreage and allocate capital. During the year ended December 31, 2010, we impaired $15.6 million of the carrying value of unevaluated oil and gas properties compared with no abandoned or impaired unevaluated oil and gas properties for the year ended December 31, 2009. This non-cash impairment charge recorded in 2010 was primarily a result of unfavorable market conditions as well as uneconomic drilling results in exploratory areas where the Company has no future plans to develop or evaluate the remaining acreage based on current 2011 capital allocation plans that were finalized during the fourth quarter of the year ended December 31, 2010. We generally expect impairments of unproved properties to be more likely to occur in periods of low commodity prices because we will be less likely to devote capital to exploration activities. We continue to review our acreage position and future drilling plans based on the current price environment. If our attempts to market interests in certain of our properties to industry partners are unsuccessful, additional leasehold impairments and abandonments in exploration projects may be recorded.

We review our proved natural gas and oil properties for impairment whenever events and circumstances indicate that a decline in the recoverability of their carrying value may have occurred. We estimate the expected future cash flows of our gas and oil properties and compare these undiscounted future cash flows to the carrying amount of the gas and oil properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, we will adjust the carrying amount of the natural gas and oil properties to fair value. The factors used to determine fair value include, but are not limited to, recent sales prices of comparable properties, the present value of future cash flows, net of estimated operating and development costs using estimates of reserves, future commodity pricing, future production estimates, anticipated capital expenditures and various discount rates commensurate with the risk associated with realizing the projected cash flows. During the year ended December 31, 2010, we did not recognize any impairment charges associated with proved oil and gas property costs. During the year ended December 31, 2009, our impairment analysis required us to take a non-cash impairment charge to our proved oil and gas properties in the North Hill Creek field, located in the Uinta Basin, of $2.8 million and in the Yellow Jacket prospect, located in the Paradox Basin, of $16.9 million.

The successful efforts method of accounting can have a significant impact on the operational results reported when we are entering a new exploratory area in anticipation of finding a gas and oil field that will be the focus of future development drilling activity. If initial exploratory wells are unsuccessful they are expensed. Seismic costs can be substantial, which will result in additional exploration expenses when incurred.

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

Oil and Gas Reserve Quantities

Our estimate of proved reserves is based on the quantities of oil and natural gas that geological and engineering data demonstrate with reasonable certainty to be commercially recoverable in future years from known reservoirs under existing economic and operating conditions. Our proved reserves estimates are audited on a well-by-well basis by an independent third party engineering firm.

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

At December 31, 2010, we revised our proved reserves upward by 39.8 Bcfe, excluding pricing revisions, due to improved production performance in the Piceance and Wind River Basins and the addition of 24.7 Bcfe of reserves from third offsetting development spacing areas added as proved undeveloped in the Piceance Basin. A positive revision of 27.4 Bcfe occurred due to the pricing change from $3.04 per MMBtu CIG for the year ended December 31, 2009 to $3.95 per MMBtu for the year ended December 31, 2010 and $57.65 per Bbl WTI for the year ended December 31, 2009 to $75.96 per Bbl for the year ended December 31, 2010.

At December 31, 2009, we revised our proved reserves upward by 101.5 Bcfe, excluding pricing revisions, due to improved production performance in Piceance, West Tavaputs and Blacktail Ridge and the recovery of NGLs and reduced drilling and completion costs in Piceance. Also included in the engineering revisions is the addition of 64 Bcfe from second offsetting development spacing areas added as proved undeveloped in the Piceance Basin. The pricing revision at year-end 2009 based on prices of $3.04 per MMBtu and $57.65 per barrel of oil required under new SEC rules for estimating reserves, relative to the year-end 2008 prices of $4.61 per MMBtu and $41.00 per barrel of oil required under the former SEC rules, was downward 42.8 Bcfe. Prices were adjusted by lease for quality, transportation fees and regional price differences.

As of December 31, 2008, we revised our proved reserves upward by 146.4 Bcfe, excluding pricing revisions, primarily as a result of adding increased density in proved undeveloped locations in the Piceance and Uinta Basins and improved production performance by wells located in each of our major producing basins: Wind River, Uinta, Powder River and Piceance. The pricing revision at year-end 2008 at prices of $4.61 per MMBtu and $41.00 per barrel of oil, relative to the year-end 2007 prices of $6.04 per MMBtu and $92.50 per barrel of oil, was downward 7.3 Bcfe. Year-end prices were adjusted by lease for quality, transportation fees and regional price differences.

Revenue Recognition

We record revenues from the sales of natural gas, NGLs and oil in the month that delivery to the purchaser has occurred and title has transferred. We receive payment from one to three months after delivery. At the end of each month, we estimate the amount of production delivered to purchasers and the price we will receive. Variances between our estimated revenue and actual payment are recorded in the month the payment is received. Historically, any differences have been insignificant.

Derivative Instruments and Hedging Activities

We periodically use derivative financial instruments to achieve a more predictable cash flow from our natural gas, NGLs, and oil production by reducing our exposure to price fluctuations. For the year ended

December 31, 2010, these transactions included swaps, basis only swaps and cashless collars. These derivative instruments are recorded at fair market value and included in the balance sheet as assets or liabilities.

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

For derivative instruments designated as cash flow hedges, changes in fair value, to the extent the hedge is effective, are recognized in AOCI until the hedged item is recognized in earnings. Hedge effectiveness is assessed at least quarterly based on total changes in the derivative’s fair value. Any ineffective portion of the derivative instrument’s change in fair value is recognized immediately in earnings.

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

Changes in the fair values of derivatives that do not qualify for cash flow hedge accounting treatment can have an impact on our results of operations and could include large non-cash fluctuations, but generally will not impact our liquidity or capital resources. Settlements of derivative instruments, regardless of whether they qualify for hedge accounting, do have an impact on our liquidity and results of operations. Generally, if actual market prices are higher than the hedge price of the derivative instruments, our net earnings and cash flow from operations will be lower relative to the results that would have occurred absent these instruments.

As of December 31, 2010, the fair value of all of our derivative instruments, including basis only and NGL swaps that are not designated as cash flow hedges, was a net asset of $56.4 million, comprised of current assets and liabilities and noncurrent liabilities. The deferred income tax effect on the fair value of the cash flow hedge derivatives at December 31, 2010 totaled $28.8 million, which is recorded in current and noncurrent deferred tax liabilities.

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

Accounting guidance for recognizing and measuring uncertain tax positions prescribes a more likely than not recognition threshold that a tax position must meet for any of the benefit of the uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding de-recognition, classification and disclosure of these uncertain tax positions. Based on this guidance, we regularly analyze tax positions taken or expected to be taken in a tax return based on the threshold prescribed. Tax positions that do not meet or exceed this threshold are considered uncertain tax positions. Penalties, if any, related to uncertain tax positions would be recorded in other expenses. We currently do not have any uncertain tax positions recorded as of December 31, 2010.

We are subject to taxation in many jurisdictions, and the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in various taxing jurisdictions. If we ultimately determine that the payment of these liabilities will be unnecessary, we reverse the liability and recognize a tax benefit during the period in which we determine the liability no longer applies. Conversely, we record additional tax charges in a period in which we determine that a recorded tax liability is less than we expect the ultimate assessment to be.

Stock-based Compensation

We recognize compensation expense for all share-based payment awards made to employees and directors. Stock-based compensation expense is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period. Judgments and estimates are made regarding, among other things, the appropriate valuation methodology to follow in valuing stock compensation awards and the related inputs required by those valuation methodologies. The Black-Scholes option-pricing model uses assumptions regarding expected volatility of our common stock, the risk-free interest rates, expected term of the awards and other valuation inputs, which are subject to change. Any such changes could result in different valuations and thus impact the amount of stock-based compensation expense recognized. The Monte Carlo simulation method uses assumptions regarding random projections and must be repeated numerous times to achieve a probable assessment. Any change in inputs or number of inputs to this calculation could impact the valuation and thus the stock-based compensation expense recognized.

We recorded non-cash stock-based compensation expense of $17.4 million, $16.9 million, and $16.8 million for the years ended December 31, 2010, 2009 and 2008, respectively, for option grants, option modifications, nonvested equity shares of common stock and nonvested performance-based equity shares of common stock.

New Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2010-06, Improving Disclosures about Fair Value Measurements, which amends Accounting Standards Codification 820, Fair Value Measurements and Disclosures. The intent of this update is to improve disclosure requirements related to fair value measurements and disclosures. New disclosures are required regarding transfers in and out of Levels 1 and 2 and activity within Level 3 fair value measurements, as well as clarification of existing disclosures regarding the level of disaggregation of derivative contracts and disclosures about fair value measurement inputs and valuation techniques. With the exception of disclosures regarding purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, the new disclosures and clarifications of existing disclosures were effective as of January 1, 2010, and all new disclosure requirements have been incorporated. The disclosures regarding the roll forward of activity in Level 3 fair value measurements are effective for us beginning January 1, 2011. The adoption of these disclosure requirements has not and is not expected to have a material impact on our financial statements.

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

Commodity Price Risk

Our primary market risk exposure is in the prices we receive for our production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot regional market prices applicable to our U.S. natural gas production. Pricing for natural gas, NGLs and oil has been volatile and unpredictable for several years, and we expect this volatility to continue in the future. The prices we receive for future production depend on many factors outside of our control, including volatility in the differences between product prices at sales points and the applicable index price. Based on our average daily production and our derivative contracts in place during 2010, our annual income before income taxes for the year ended December 31, 2010 would have decreased by approximately $2.8 million for each $0.10 decrease per MMBtu in natural gas prices and approximately $0.4 million for each $1.00 per barrel decrease in crude oil prices.

We routinely enter into financial hedges relating to a portion of our projected production revenue through various financial transactions that hedge future prices received. These transactions may include financial price swaps whereby we will receive a fixed price and pay a variable market price to the contract counterparty and cashless price collars that set a floor and ceiling price for the hedged production. If the applicable monthly price indices are outside of the ranges set by the floor and ceiling prices in the various collars, we and the counterparty to the collars would be required to settle the difference. These financial hedging activities are intended to support natural gas and oil prices at targeted levels that provide an acceptable rate of return and to manage our exposure to natural gas and oil price fluctuations. In addition to the swaps and collars discussed above, we also entered into basis only swaps. With a basis only swap, we have fixed the difference between the NYMEX price and the price received for our natural gas production at the specific delivery location to mitigate against the risk of large differences between NYMEX (Henry Hub) and our primary sales points, CIG and NWPL. We may consider entering into hedge transactions based on a NYMEX price in the future with a volume equal to the volume for our basis only swaps, thereby effectively fixing a price for CIG or NWPL.

As of January 28, 2011, we have financial derivative instruments related to natural gas, NGLs and oil volumes in place for the following periods indicated. Further detail of these hedges is summarized in the table presented under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity—Cash Flow from Operating Activities.”

	For the year 2011	For the year 2012
Oil (Bbls)	614,600	73,200
Natural Gas (MMbtu)	50,497,500	18,910,000
Natural Gas Basis (MMbtu)	7,300,000	7,320,000
Natural Gas Liquids (Gallons)	55,875,000	0

Interest Rate Risks

At December 31, 2010, there was no outstanding balance under our Amended Credit Facility, which bears interest at floating rates in accordance with our Amended Credit Facility. The average annual interest rate incurred on this debt was 2.2% for each of the years ended December 31, 2010 and 2009. A 1.0% increase in each of the average LIBOR rate and federal funds rate for the year ended December 31, 2010 would have resulted in an estimated $0.02 million increase in interest expense for the year ended December 31, 2010. We also had $172.5 million principal amount of Convertible Notes and $250.0 million of Senior Notes outstanding at December 31, 2010, which have fixed cash interest rates of 5.0% and 9.875% per annum, respectively.

Item 8.	Financial Statements and Supplementary Data

The information required by this item is included below in “Item 15. Exhibits, Financial Statement Schedules”.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As of December 31, 2010, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of December 31, 2010 with respect to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, of information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining internal control over financial reporting. Our internal control over financial reporting is a process designed under the supervision of the Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Management assessed the effectiveness of our internal control over financial reporting. In making this assessment, it used the criteria set forth by the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment we have concluded that, as of December 31, 2010, our internal control over financial reporting is effective.

Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting. That report immediately follows this report.

Changes in Internal Controls. There has been no change in our internal control over financial reporting during the fourth fiscal quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Bill Barrett Corporation

Denver, Colorado

We have audited the internal control over financial reporting of Bill Barrett Corporation and subsidiaries (the “Company”) as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2010 of the Company and our report dated February 23, 2011, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of a new accounting standard in the prior year for oil and gas reserves determination and disclosures.

/s/ Deloitte & Touche LLP

Denver, Colorado

February 23, 2011

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information regarding our directors and executive officers will be included in an amendment to this Form 10-K or in the “Directors and Executive Officers” section of the proxy statement for the 2011 annual meeting of stockholders, in either case, to be filed within 120 days after December 31, 2010, and is incorporated by reference to this report.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to our Chief Executive Officer (our principal executive officer), Chief Financial Officer (our principal financial officer) and Senior Vice President— Accounting (our principal accounting officer) as well as other officers and employees. A copy of our Code of Business Conduct and Ethics is located on our website at www.billbarrettcorp.com under Corporate Governance in the Investor Relations sections.

Item 11.	Executive Compensation

Information regarding executive compensation will be included in an amendment to this Form 10-K or in the “Executive Compensation” section of the proxy statement for the 2011 annual meeting of stockholders, in either case, to be filed within 120 days after December 31, 2010, and is incorporated by reference to this report.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding beneficial ownership will be included in an amendment to this Form 10-K or in the “Beneficial Owners of Securities” section of the proxy statement for the 2011 annual meeting of stockholders, in either case, to be filed within 120 days after December 31, 2010, and is incorporated by reference to this report.

Equity Compensation Plan Information

The following table provides aggregate information presented as of December 31, 2010 with respect to all compensation plans under which equity securities are authorized for issuance.

Plan Category	(a) Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted Averaged Exercise Price of Outstanding Options, Warrants and Rights		(c) Number of Securities Remaining Available for Future Issuance (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by shareholders	3,549,985	$31.40	(1)	1,806,603
Equity compensation plans not approved by shareholders	0	0		0

Total	3,549,985	$31.40		1,806,603

(1)	The weighted average exercise price relates to the 3,549,985 outstanding options included in column (a). Column (a) does not include 891,453 nonvested shares of common stock (restricted stock) granted under our shareholder-approved equity compensation plans.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Information regarding certain relationships and related transactions will be included in an amendment to this Form 10-K or in the “Transactions Between the Company and Related Parties” and “Directors and Executive Officers” sections of the proxy statement for the 2011 annual meeting of stockholders, in either case, to be filed within 120 days after December 31, 2010, and is incorporated by reference to this report.

Item 14.	Principal Accountant Fees and Services

Information regarding principal accounting fees and services will be included in an amendment to this Form 10-K or in the “Fees to Independent Auditors” section of the proxy statement for the 2011 annual meeting of stockholders, in either case, to be filed within 120 days after December 31, 2010, and is incorporated by reference to this report.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) and (a)(2) Financial Statements and Financial Statement Schedules

See “Item 8. Financial Statements and Supplementary Data” beginning on page F-1.

(a)(3) Exhibits.

Exhibit Number	Description of Exhibits

3.1	Restated Certificate of Incorporation of Bill Barrett Corporation. [Incorporated by reference to Exhibit 3.4 of our Current Report on Form 8-K filed with the Commission on December 20, 2004.]

3.2	Bylaws of Bill Barrett Corporation. [Incorporated by reference to Exhibit 3.5 of our Current Report on Form 8-K filed with the Commission on December 20, 2004.]

4.1(a)	Specimen Certificate of Common Stock. [Incorporated by reference to Exhibit 4.1 of Amendment No. 1 to our Registration Statement on Form 8-A filed with the Commission on December 20, 2004.]

4.1(b)	Indenture, dated March 12, 2008, between Bill Barrett Corporation and Deutsche Bank Trust Company Americas, as Trustee. [Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed with the Commission on March 12, 2008.]

4.1(c)	Indenture, dated July 8, 2009, between Bill Barrett Corporation and Deutsche Bank Trust Company Americas, as Trustee. [Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed with the Commission on July 8, 2009.]

4.2(a)	Registration Rights Agreement, dated March 28, 2002, among Bill Barrett Corporation and the investors named therein. [Incorporated by reference to Exhibit 4.2 of Amendment No. 2 to our Registration Statement on Form S-1 (Registration No. 333-114554) filed with the Commission on August 31, 2004.]

4.2(b)	First Supplemental Indenture, dated March 12, 2008, by and between Bill Barrett Corporation and Deutsche Bank Trust Company Americas, as Trustee (including form of 5% Convertible Senior Notes due 2028). [Incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed with the Commission on March 12, 2008.]

4.2(c)	First Supplemental Indenture, dated July 8, 2009, by Bill Barrett Corporation and Deutsche Bank Trust Company Americas, as Trustee (including form of 9.875% Senior Notes due 2016). [Incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed with the Commission on July 8, 2009.]

4.3(a)	Stockholders’ Agreement, dated March 28, 2002 and as amended to date, among Bill Barrett Corporation and the investors named therein. [Incorporated by reference to Exhibit 4.3 to Amendment No. 2 to our Registration Statement on Form S-1 (Registration No. 333-114554) filed with the Commission on August 31, 2004.]

4.3(b)	Second Supplemental Indenture, dated July 8, 2009, by Bill Barrett Corporation, Bill Barrett CBM Corporation, Bill Barrett CBM LLC, Circle B Land Company LLC and Deutsche Bank Trust Company Americas, as Trustee (including form of 9.875% Senior Notes due 2016). [Incorporated by reference to Exhibit 4.3 of our Current Report on Form 8-K with the Commission on July 8, 2009.]

4.4	Form of Rights Agreement concerning Shareholder Rights Plan, which includes, as Exhibit A thereto, the Certificate of Designations of Series A Junior Participating Preferred Stock of Bill Barrett Corporation, and, as Exhibit B thereto, the Form of Right Certificate. [Incorporated by reference to Exhibit 4.4 to Amendment No. 1 to our Registration Statement on Form 8-A filed with the Commission on December 20, 2004.]

Exhibit Number	Description of Exhibits

4.5	Form of Certificate of Designations of Series A Junior Participating Preferred Stock of Bill Barrett Corporation. [Incorporated by reference to Exhibit 4.4 (Exhibit A) to Amendment No. 1 to our Registration Statement on Form 8-A filed with the Commission on December 20, 2004.]

4.6	Form of Right Certificate. [Incorporated by reference to Exhibit 4.4 (Exhibit A) to Amendment No. 1 to our Registration Statement on Form 8-A filed with the Commission on December 20, 2004.]

10.1	Third Amended and Restated Credit Agreement, dated as of March 16, 2010, among Bill Barrett Corporation and the banks named therein. [Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on March 17, 2010.]

10.2	Stock Purchase Agreement, dated March 28, 2002, among Bill Barrett Corporation and the investors named therein. [Incorporated by reference to Exhibit 10.2 to Amendment No. 2 to our Registration Statement on Form S-1 (Registration No. 333-114554) filed with the Commission on August 31, 2004.]

10.3(a)*	Form of Indemnification Agreement dated April 15, 2004, between Bill Barrett Corporation and each of the directors and certain executive officers of the Company. [Incorporated by reference to Exhibit 10.10(a) to Amendment No. 2 to our Registration Statement on Form S-1 (Registration No. 333-114554) filed with the Commission on August 31, 2004.]

10.3(b)*	Schedule of officers and directors party to Indemnification Agreements dated April 15, 2004 with Bill Barrett Corporation. [Incorporated by reference to Exhibit 10.10(b) to Amendment No. 2 to our Registration Statement on Form S-1 (Registration No. 333-114554) filed with the Commission on August 31, 2004.]

10.4*	Amended and Restated 2002 Stock Option Plan. [Incorporated by reference to Exhibit 10.12 to Amendment No. 2 to our Registration Statement on Form S-1 (Registration No. 333-114554) filed with the Commission on August 31, 2004.]

10.5(a)*	Form of Tranche A Stock Option Agreement for 2002 Stock Option Plan. [Incorporated by reference to Exhibit 10.13(a) to Amendment No. 4 to our Registration Statement on Form S-1 (Registration No. 333-114554) filed with the Commission on October 13, 2004.]

10.5(b)*	Form of Tranche B Stock Option Agreement for 2002 Stock Option Plan. [Incorporated by reference to Exhibit 10.13(b) to Amendment No. 4 to our Registration Statement on Form S-1 (Registration No. 333-114554) filed with the Commission on October 13, 2004.]

10.6*	2003 Stock Option Plan. [Incorporated by reference to Exhibit 10.14 to Amendment No. 3 to our Registration Statement on Form S-1 (Registration No. 333-114554) filed with the Commission on September 22, 2004.]

10.7*	Form of Stock Option Agreement for 2003 Stock Option Plan. [Incorporated by reference to Exhibit 10.15 to Amendment No. 4 to our Registration Statement on Form S-1 (Registration No. 333-114554) filed with the Commission on October 13, 2004.]

10.8	Form of Management Rights Agreement between Bill Barrett Corporation and certain investors. [Incorporated by reference to Exhibit 10.16 to Amendment No. 4 to our Registration Statement on Form S-1 (Registration No. 333-114554) filed with the Commission on October 13, 2004.]

10.9	Regulatory Sideletter, dated March 28, 2002, between J.P. Morgan Partners (BHCA), L.P. and Bill Barrett Corporation. [Incorporated by reference to Exhibit 10.17 to Amendment No. 4 to our Registration Statement on Form S-1 (Registration No. 333-114554) filed with the Commission on October 13, 2004.]

Exhibit Number	Description of Exhibits

10.10*	Form of Change in Control Severance Protection Agreement, revised as of November 16, 2006, for named executive officers. [Incorporated by reference to Exhibit 10.10 to our Annual Report on Form 10-K for the year ended December 31, 2006.]

10.11*	2004 Stock Incentive Plan. [Incorporated by reference to Exhibit 10.21 to Amendment No. 4 to our Registration Statement on Form S-1 (Registration No. 333-114554) filed with the Commission on October 13, 2004.]

10.12*	Revised Form of Stock Option Agreement for 2004 Stock Option Plan. [Incorporated by reference to Exhibit 10.19 to our Annual Report on Form 10-K for the year ended December 31, 2005.]

10.13*	Form of Restricted Common Stock Award Agreement for 2004 Stock Incentive Plan. [Incorporated by reference to Exhibit 10-19 to our Annual Report on Form 10-K for the year ended December 31, 2005.]

10.14(a)*	Form of Performance Vesting Restricted Stock Agreement for 2004 Stock Incentive Plan. [Incorporated by reference to Exhibit 10-19 to our Annual Report on Form 10-K for the year ended December 31, 2005.]

10.14(b)	Form of Performance Vesting Restricted Stock Agreement for 2004 Stock Incentive Plan (2009 Temporary Supplemental Grant). [Incorporated by reference to Exhibit 10.14(b) to our Quarterly Report on Form 10-Q for the three months ended March 31, 2009.]

10.15*	2008 Stock Incentive Plan. [Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on May 16, 2008.]

10.16*	Form of Stock Option Agreement for 2008 Stock Incentive Plan. [Incorporated by reference to Exhibit 10.16 to our Annual Report on Form 10-K for the year ended December 31, 2008.]

10.17*	Severance Plan. [Incorporated by reference to Exhibit 10.23 to Amendment No. 4 to our Registration Statement on Form S-1 (Registration No. 333-114554) filed with the Commission on October 13, 2004.]

12.1**	Computation of Ratio of Earnings to Fixed Charges

21	Subsidiaries of the Registrant. [Incorporated by reference to Exhibit 21.1 to our Annual Report on Form 10-K for the year ended December 31, 2009.]

23.1**	Consent of Deloitte & Touche LLP.

23.2**	Consent of Netherland, Sewell & Associates, Inc., Independent Petroleum Engineers.

31.1**	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2**	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32**	Section 1350 Certification of Chief Executive Officer and Chief Executive Officer.

99.1**	Report of Netherland, Sewell & Associates, Inc. dated February 3, 2011, concerning audit of oil and gas reserve estimates.

101***	The following materials from the Bill Barrett Corporation Annual Report on Form 10-K for the year ended December 31, 2010, formatted in XBRL (eXtensible Business Reporting Language) include (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders’ Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements, tagged as blocks of text.

*	Indicates a management contract or compensatory plan or arrangement, as required by Item 15(a)(3).
**	Filed herewith.

***	Users of this data are advised pursuant to Rule 401 of Regulation S-T that the financial information contained in the XBRL-Related Documents is unaudited. Furthermore, users of this data are advised in accordance with Rule 406T of Regulation S-T promulgated by the Securities and Exchange Commission that this Interactive Data File is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these Sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BILL BARRETT CORPORATION

Date: February 23, 2011	By:	/s/ FREDRICK J. BARRETT
Fredrick J. Barrett Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ FREDRICK J. BARRETT Fredrick J. Barrett	Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)	February 23, 2011

/S/ ROBERT W. HOWARD Robert W. Howard	Chief Financial Officer and Treasurer (Principal Financial Officer)	February 23, 2011

/S/ DAVID R. MACOSKO David R. Macosko	Senior Vice President—Accounting (Principal Accounting Officer)	February 23, 2011

/S/ JAMES M. FITZGIBBONS James M. Fitzgibbons	Director	February 23, 2011

/S/ RANDY A. FOUTCH Randy A. Foutch	Director	February 23, 2011

/S/ WILLIAM F. OWENS William F. Owens	Director	February 23, 2011

/S/ JIM W. MOGG Jim W. Mogg	Director	February 23, 2011

/S/ EDMUND P. SEGNER, III Edmund P. Segner, III	Director	February 23, 2011

/S/ RANDY STEIN Randy Stein	Director	February 23, 2011

/S/ MICHAEL E. WILEY Michael E. Wiley	Director	February 23, 2011

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Bill Barrett Corporation

Denver, Colorado

We have audited the accompanying consolidated balance sheets of Bill Barrett Corporation and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Bill Barrett Corporation and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of oil and gas reserve estimation and related required disclosures in 2009 with the implementation of new accounting guidance.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Denver, Colorado

February 23, 2011

BILL BARRETT CORPORATION

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2010	2009
	(in thousands, except share and per share data)
Assets:
Current Assets:
Cash and cash equivalents	$58,690	$54,405
Accounts receivable, net of allowance for doubtful accounts of $814 and $886 as of December 31, 2010 and 2009, respectively	72,594	62,573
Prepayments and other current assets	11,444	4,600
Derivative assets	64,920	58,461

Total current assets	207,648	180,039
Property and Equipment—At cost, successful efforts method for oil and gas properties:
Proved oil and gas properties	2,752,981	2,360,200
Unproved oil and gas properties, excluded from amortization	274,282	274,819
Oil and gas properties held for sale	0	5,604
Furniture, equipment and other	28,501	24,727

	3,055,764	2,665,350
Accumulated depreciation, depletion, amortization and impairment	(1,243,945)	(1,006,090)

Total property and equipment, net	1,811,819	1,659,260
Derivative Assets	0	17,181
Deferred Financing Costs and Other Noncurrent Assets	19,033	9,643

Total	$2,038,500	$1,866,123

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts payable and accrued liabilities	$83,981	$71,992
Amounts payable to oil and gas property owners	19,803	20,155
Production taxes payable	38,410	34,584
Derivative liabilities	943	9,354
Deferred income taxes	22,820	17,207

Total current liabilities	165,957	153,292
Note Payable to Bank	0	5,000
Senior Notes	239,766	238,478
Convertible Senior Notes	164,633	158,772
Asset Retirement Obligations	52,270	46,785
Liabilities Associated with Assets Held for Sale	0	1,579
Deferred Income Taxes	266,009	218,307
Derivatives and Other Noncurrent Liabilities	8,903	15,355
Stockholders’ Equity:
Common stock, $0.001 par value; authorized 150,000,000 shares; 46,813,269 and 45,475,585 shares issued and outstanding at December 31, 2010 and 2009, respectively, with 891,453 and 686,421 shares subject to restrictions, respectively	46	45
Additional paid-in capital	830,903	792,418
Retained earnings	262,184	181,682
Treasury stock, at cost: zero shares at December 31, 2010 and December 31, 2009	0	0
Accumulated other comprehensive income	47,829	54,410

Total stockholders’ equity	1,140,962	1,028,555

Total	$2,038,500	$1,866,123

See notes to consolidated financial statements.

BILL BARRETT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2010	2009	2008
	(in thousands, except share and per share amounts)
Operating and Other Revenues:
Oil and gas production	$708,452	$647,839	$605,881
Commodity derivative gain (loss)	(10,579)	(54,567)	7,920
Other	591	4,891	4,110

Total operating and other revenues	698,464	598,163	617,911
Operating Expenses:
Lease operating expense	52,040	46,492	44,318
Gathering, transportation and processing expense	69,089	56,608	39,342
Production tax expense	32,738	13,197	44,410
Exploration expense	9,121	3,227	8,139
Impairment, dry hole costs and abandonment expense	44,664	52,285	32,065
Depreciation, depletion and amortization	260,665	253,573	206,316
General and administrative expense	57,792	54,398	57,206

Total operating expenses	526,109	479,780	431,796

Operating Income	172,355	118,383	186,115
Other Income and Expense:
Interest and other income	402	438	2,036
Interest expense	(44,302)	(30,647)	(19,717)

Total other income and expense	(43,900)	(30,209)	(17,681)

Income before Income Taxes	128,455	88,174	168,434
Provision for Income Taxes	47,953	37,956	63,175

Net Income	$80,502	$50,218	$105,259

Net Income Per Common Share, Basic	$1.78	$1.12	$2.37

Net Income Per Common Share, Diluted	$1.75	$1.12	$2.34

Weighted Average Common Shares Outstanding, Basic	45,217,566	44,732,051	44,432,383

Weighted Average Common Shares Outstanding, Diluted	45,887,392	45,035,972	45,036,545

See notes to consolidated financial statements.

BILL BARRETT CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

For the years ended December 31, 2008, 2009, and 2010

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Compre- hensive Income (Loss)
	(in thousands)
Balance—December 31, 2007	$44	$742,492	$26,205	$0	$4,770	$773,511
Exercise of options, vesting of restricted stock and shares exchanged for exercise and tax withholding	1	4,615	0	(3,051)	0	1,565	$0
Stock-based compensation	0	17,773	0	0	0	17,773	0
Retirement of treasury stock	0	(3,051)	0	3,051	0	0	0
Conversion option of the Convertible Senior Notes (net of $8,578 of taxes)	0	13,823	0	0	0	13,823	0
Comprehensive income:
Net income	0	0	105,259	0	0	105,259	105,259
Effect of derivative financial instruments, net of $110,505 of taxes	0	0	0	0	187,302	187,302	187,302

Total comprehensive income							$292,561

Balance—December 31, 2008	$45	$775,652	$131,464	$0	$192,072	$1,099,233
Exercise of options, vesting of restricted stock and shares exchanged for exercise and tax withholding	0	880	0	(2,065)	0	(1,185)	$0
APIC pool for excess tax benefits related to share-based compensation	0	52	0	0	0	52	0
Stock-based compensation	0	17,899	0	0	0	17,899	0
Retirement of treasury stock	0	(2,065)	0	2,065	0	0	0
Comprehensive income (loss):
Net income	0	0	50,218	0	0	50,218	50,218
Effect of derivative financial instruments, net of $80,468 of taxes	0	0	0	0	(137,662)	(137,662)	(137,662)

Total comprehensive income (loss)							$(87,444)

Balance—December 31, 2009	$45	$792,418	$181,682	$0	$54,410	$1,028,555
Exercise of options, vesting of restricted stock and shares exchanged for exercise and tax withholding	1	23,777	0	(3,685)	0	20,093	$0
APIC pool for excess tax benefits related to share-based compensation	0	(52)	0	0	0	(52)	0
Stock-based compensation	0	18,445	0	0	0	18,445	0
Retirement of treasury stock	0	(3,685)	0	3,685	0	0	0
Comprehensive income:
Net income	0	0	80,502	0	0	80,502	80,502
Effect of derivative financial instruments, net of $4,086 of taxes	0	0	0	0	(6,581)	(6,581)	(6,581)

Total comprehensive income							$73,921

Balance—December 31, 2010	$46	$830,903	$262,184	$0	$47,829	$1,140,962

See notes to consolidated financial statements.

BILL BARRETT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Operating Activities:
Net Income	$80,502	$50,218	$105,259
Adjustments to reconcile to net cash provided by operations:
Depreciation, depletion and amortization	260,665	253,573	206,316
Deferred income taxes	57,361	31,867	62,565
Impairment, dry hole costs and abandonment expense	44,664	52,285	32,065
Unrealized derivative (gain) loss	(15,587)	43,665	(7,858)
Stock compensation and other non-cash charges	18,980	17,750	18,117
Amortization of debt discounts and deferred financing costs	12,031	8,410	5,619
Gain on sale of properties	(806)	(1,386)	(1,132)
APIC pool for excess tax benefits related to share-based compensation	52	(52)	0
Change in operating assets and liabilities:
Accounts receivable	(10,021)	3,854	(16,047)
Prepayments and other assets	(6,939)	(922)	(324)
Accounts payable, accrued and other liabilities	2,812	20,046	(7,908)
Amounts payable to oil and gas property owners	(352)	3,088	(5,142)
Production taxes payable	3,826	(1,652)	11,417

Net cash provided by operating activities	447,188	480,744	402,947
Investing Activities:
Additions to oil and gas properties, including acquisitions	(444,871)	(450,411)	(568,445)
Additions of furniture, equipment and other	(4,107)	(3,971)	(4,752)
Proceeds from sale of properties and other investing activities	2,661	3,748	2,405

Net cash used in investing activities	(446,317)	(450,634)	(570,792)
Financing Activities:
Proceeds from credit facility	20,000	100,000	147,300
Principal payments on credit facility	(25,000)	(349,000)	(167,300)
Proceeds from issuance of senior convertible notes	0	0	172,500
Proceeds from issuance of senior notes	0	237,930	0
Proceeds from stock option exercises	23,707	880	4,082
Deferred financing costs and other	(15,293)	(8,578)	(5,959)

Net cash provided by (used in) financing activities	3,414	(18,768)	150,623

Increase (Decrease) in Cash and Cash Equivalents	4,285	11,342	(17,222)
Beginning Cash and Cash Equivalents	54,405	43,063	60,285

Ending Cash and Cash Equivalents	$58,690	$54,405	$43,063

See notes to consolidated financial statements.

BILL BARRETT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2010, 2009 and 2008

1. Organization

Bill Barrett Corporation, a Delaware corporation, is an independent oil and gas company engaged in the exploration, development and production of natural gas and crude oil. Since its inception in January 2002, the Company (as defined below) has conducted its activities principally in the Rocky Mountain region of the United States.

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

The most significant areas requiring the use of assumptions, judgments and estimates relate to the assumptions included in the impairment calculation of unproved property, which include recent sales prices of comparable properties and technical and economic conditions; intended cash settlement of the Company’s 5% Convertible Senior Notes due 2028 (“Convertible Notes”) in computing dilutive earnings per share; volumes of natural gas and oil reserves used in calculating depreciation, depletion and amortization (“DD&A”); the amount of expected future cash flows used in determining possible impairments of proved oil and gas properties and the amount of future capital costs used in these calculations. Assumptions, judgments and estimates also are required in determining future asset retirement obligations, valuing deferred tax assets and liabilities, and in estimating fair values of derivative instruments and stock-based payment awards.

Cash Equivalents. The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Oil and Gas Properties. The Company’s oil and gas exploration and production activities are accounted for using the successful efforts method. Under this method, all property acquisition costs and costs of exploratory and development wells are capitalized when incurred, pending determination of whether the well has found proved reserves. If an exploratory well does not find proved reserves, the costs of drilling the well are charged to expense and included within cash flows from investing activities in the Consolidated Statements of Cash Flows. The costs of development wells are capitalized whether productive or nonproductive. Oil and gas lease acquisition costs are also capitalized. Interest cost is capitalized as a component of property cost for significant exploration and development projects that require greater than six months to be readied for their intended use. The weighted average interest rates used to capitalize interest for the years ended December 31, 2010, 2009 and 2008 were 12.1%, 8.1% and 5.9%, respectively, which include interest and amortization of discounts and deferred financing fees on the Company’s Convertible Notes, its 9.875% Senior Notes due 2016 (“Senior Notes”) and its credit facility. The Company capitalized interest costs of $4.2 million, $4.6 million and $2.0 million for the years ended December 31, 2010, 2009 and 2008, respectively.

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

Unproved oil and gas property costs are transferred to proved oil and gas properties if the properties are subsequently determined to be productive and are assigned proved reserves. Proceeds from sales of partial interests in unproved leases are accounted for as a recovery of cost without recognizing any gain until all costs are recovered. Unproved oil and gas properties are assessed periodically for impairment based on remaining lease terms, drilling results, reservoir performance, commodity price outlooks or future plans to develop acreage.

Materials and supplies consist primarily of tubular goods and well equipment to be used in future drilling operations or repair operations and are carried at the lower of cost or market value, on a first-in, first-out basis.

The following table sets forth the net capitalized costs, associated accumulated DD&A and non-cash impairments relating to the Company’s natural gas and oil producing activities, including net capitalized costs associated with properties that were held for sale at December 31, 2009 of $5.6 million in total proved properties, which are net of accumulated DD&A and non-cash impairment (see Note 4 for further information on properties held for sale):

	As of December 31,
	2010	2009
	(in thousands)
Proved properties	$437,741	$432,286
Wells and related equipment and facilities	2,083,329	1,724,269
Support equipment and facilities	219,280	199,952
Materials and supplies	12,631	9,297

Total proved oil and gas properties	2,752,981	2,365,804
Accumulated depreciation, depletion, amortization and impairment	(1,230,975)	(995,807)

Total proved oil and gas properties, net	$1,522,006	$1,369,997

Unproved properties	$172,242	$154,837
Wells and facilities in progress	102,040	119,982

Total unproved oil and gas properties, excluded from amortization	$274,282	$274,819

Net changes in capitalized exploratory well costs for the years ended December 31, 2010, 2009 and 2008, respectively, are reflected in the following table:

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Beginning of period	$51,494	$120,091	$82,214
Additions to capitalized exploratory well costs pending the determination of proved reserves	37,870	241,380	332,270
Reclassifications to wells, facilities and equipment based on the determination of proved reserves	(61,977)	(279,287)	(288,512)
Exploratory well costs charged to dry hole costs and abandonment expense	(18,346)	(30,690)	(5,881)

End of period	$9,041	$51,494	$120,091

The following table presents costs of exploratory wells for which drilling has been completed for a period of greater than one year and which are included in unproved oil and gas properties as of December 31, 2010 pending determination of whether the wells will be assigned proved reserves:

	Time Elapsed Since Drilling Completed
	1-2 Years	3-5 Years	Total
Costs of wells for which drilling has been completed (in thousands)	$558	$5,566	$6,124
Number of wells for which drilling has been completed	7	36	43

As of December 31, 2010, exploratory well costs that have been capitalized for a period greater than one year since the completion of drilling were $6.1 million, all of which were related to exploratory wells located in the Powder River Basin. In this basin, the Company drills wells into various coal seams. In order to produce gas from the coal seams, a period of dewatering lasting up to 36 months, or in some cases longer, is required prior to obtaining sufficient gas production to justify capital expenditures for compression and gathering and to classify the reserves as proved.

Management believes these wells with suspended exploratory drilling costs have the potential for sufficient quantities of hydrocarbons to justify their development and is actively pursuing efforts to assess whether reserves can be attributed to their respective areas. If additional information becomes available that raises substantial doubt regarding the economic or operational viability of any of these wells, the associated costs will be expensed.

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

During the years ended December 31, 2010, 2009 and 2008, the Company recognized non-cash impairment charges of $15.6 million, $19.7 million and $25.3 million, respectively, which were included within impairment, dry hole costs and abandonment expense in the Consolidated Statements of Operations. The non-cash impairment charge of $15.6 million for the year ended December 31, 2010 related to certain unproved oil and gas properties within various exploration projects. This non-cash impairment charge was primarily a result of unfavorable market conditions as well as uneconomic drilling results in exploratory areas where the Company has no future plans to develop or evaluate the remaining acreage based on current 2011 capital allocation plans. In addition, the Company incurred non-cash impairment charges on unproved oil and gas properties related to acreage in other areas that the Company no longer considers prospective. The 2009 charge included $2.8 million based upon the fair value analysis of proved oil and gas properties in the North Hill Creek field located in the Uinta Basin. These properties were subsequently sold in 2010 for an immaterial loss. Further, in 2009, the Company recorded a non-cash impairment charge of $16.9 million on its proved oil and gas properties in the Yellow Jacket prospect located in the Paradox Basin. The impairment expense was primarily the result of sub-economic performing wells in the Yellow Jacket prospect. During the year ended December 31, 2008, the Company recognized a $21.0 million non-cash impairment charge on proved oil and gas properties in the Cooper Reservoir field, located in the Wind River Basin, primarily as the result of geologic and engineering reevaluations, as well as lower oil and gas prices at December 31, 2008.

The provision for DD&A of oil and gas properties is calculated on a field-by-field basis using the unit-of-production method. Oil is converted to natural gas equivalents, Mcfe, at the rate of one barrel to six Mcf. Estimated future dismantlement, restoration and abandonment costs, which are net of estimated salvage values, are taken into consideration.

On December 31, 2008, the SEC adopted the final rules and interpretations updating its oil and gas reserves reporting requirements. Many of the revisions were updates to definitions in the existing oil and gas rules to make them consistent with the Petroleum Resource Management System, which is a widely accepted set of evaluation guidelines that were designed to support assessment processes throughout the resource asset lifecycle. These guidelines were prepared by the Society of Petroleum Engineers (“SPE”) Oil and Gas Reserves Committee with cooperation from many industry organizations. One of the key changes to the previous SEC rules related to using a 12-month average commodity price to calculate the value of proved reserves versus the previous method of using year-end prices. Other key revisions included the ability to include nontraditional resources in reserves, the use of new technology for determining reserves, the opportunity to establish proved undeveloped reserves without the requirement of an adjacent producing well and permitting disclosure of probable and possible reserves. The SEC required companies to comply with the amended disclosure requirements for registration statements filed after January 1, 2010, and for annual reports for fiscal years ending on or after December 31, 2009. Early adoption was not permitted. The new SEC rules were effective beginning with the Company’s 2009 filing, and all new rules and disclosure requirements were incorporated.

In January 2010, the FASB issued Accounting Standards Update 2010-03, Extractive Activities- Oil and Gas (Topic 932), Oil and Gas Reserve Estimation and Disclosures, which aligned the FASB oil and gas reserve estimation and disclosure requirements with the requirements in the SEC’s final rule as discussed above. The adoption of ASC Topic 932 changed the methodology under which the Company calculated proved oil and gas reserves. The Company’s fourth quarter 2009 DD&A and impairment calculations were based upon proved reserves that were determined using the new reserve guidelines, whereas DD&A and impairment calculations in previous quarters within 2009 were based on the prior SEC methodology. The Company’s 2010 DD&A and impairment calculations were based on the current SEC and FASB guidance.

Furniture, Equipment and Other. Land and other office and field equipment are recorded at cost. Costs of renewals and improvements that substantially extend the useful lives of the assets are capitalized. Leasehold improvements are amortized over the lesser of the estimated life of the improvements or the life of the lease. Maintenance and repairs are expensed when incurred. Depreciation of other property and equipment is computed using the straight-line method over their estimated useful lives of three to 20 years. Upon retirement or disposition of assets, the costs and related accumulated depreciation are removed from the accounts with the resulting gains or losses, if any, reflected in results of operations.

Accounts Payable and Accrued Liabilities. Accounts payable and accrued expenses are comprised of the following:

	As of December 31,
	2010	2009
	(in thousands)
Accrued drilling and facility costs	$39,912	$32,501
Accrued lease operating, gathering, transportation and processing expenses	15,610	11,598
Accrued general and administrative expenses	9,020	8,143
Trade payables and other	19,439	19,750

Total accounts payable and accrued liabilities	$83,981	$71,992

Environmental Liabilities. Environmental expenditures that relate to an existing condition caused by past operations and that do not contribute to current or future revenue generation are expensed. Liabilities are accrued when environmental assessments and/or clean-ups are probable, and the costs can be reasonably estimated. As of December 31, 2010 and 2009, the Company had not accrued for nor been fined or cited for any environmental violations that would have a material, adverse effect upon capital expenditures, financial condition or results of operations of the Company.

Revenue Recognition. The Company records revenues from the sales of natural gas, natural gas liquids (“NGLs”) and crude oil when delivery to the purchaser has occurred and title has transferred. The Company uses the sales method to account for gas imbalances. Under this method, revenue is recorded on the basis of gas actually sold by the Company. In addition, the Company records revenue for its share of gas sold by other owners that cannot be volumetrically balanced in the future due to insufficient remaining reserves. The Company also reduces revenue for other owners’ gas sold by the Company that cannot be volumetrically balanced in the future due to insufficient remaining reserves. The Company’s remaining over- and under-produced gas balancing positions are considered in the Company’s proved oil and gas reserves. Gas imbalances at December 31, 2010 and 2009 were not material.

Comprehensive Income (Loss). Comprehensive income (loss) consists of net income and the effective component of derivative instruments classified as cash flow hedges. Comprehensive income (loss) is presented net of income taxes in the Consolidated Statements of Stockholders’ Equity and Comprehensive Income.

Derivative Instruments and Hedging Activities. The Company periodically uses derivative financial instruments to achieve a more predictable cash flow from its natural gas, NGLs and oil sales by reducing its exposure to price fluctuations. Derivative instruments are recorded at fair market value and included in the Consolidated Balance Sheets as assets or liabilities.

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

For derivative instruments designated as cash flow hedges, changes in fair value, to the extent the hedge is effective, are recognized in accumulated other comprehensive income (“AOCI”) until the hedged item is recognized in earnings. Hedge effectiveness is assessed quarterly based on total changes in the derivative’s fair value. Any ineffective portion of the derivative instrument’s change in fair value is recognized immediately in earnings.

The Company utilizes financial derivative instruments that have not been designated as cash flow hedges, but they still protect the Company from changes in commodity prices. These instruments are marked to market with the resulting changes in fair value recorded in earnings. For additional discussion of derivatives, please see Note 8.

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

Asset Retirement Obligations. The estimated fair value of the future costs associated with dismantlement, abandonment and restoration of oil and gas properties is recorded generally upon acquisition or completion of a well. The net estimated costs are discounted to present values using a credit-adjusted, risk-free rate over the estimated economic life of the oil and gas properties. Such costs are capitalized as part of the related asset. The asset is depleted on the units-of-production method on a field-by-field basis. The associated liability is classified in current and long-term liabilities in the Consolidated Balance Sheets. The liability is periodically adjusted to reflect (1) new liabilities incurred, (2) liabilities settled during the period, (3) accretion expense and (4) revisions to estimated future cash flow requirements. The accretion expense is recorded as a component of DD&A expense in the Consolidated Statements of Operations.

Repurchases and Retirements of Capital Stock. The Company records treasury stock acquisitions at cost. Upon retirement of treasury shares, the excess of purchase or contribution cost over associated common stock par value is allocated to additional paid-in capital (“APIC”). The allocation to APIC is based on the per-share amount of capital in excess of par value for all shares.

Stock-Based Compensation. The Company recognizes compensation expense for all stock-based payment awards made to employees and directors. Stock-based compensation expense is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period. The Company generally uses the Black-Scholes option-pricing model to determine the fair value of the stock-based awards, which requires the input of highly subjective assumptions, including the expected volatility of the underlying stock, the expected term of the award, the risk-free interest rate and expected future divided payments. Expected volatilities are based on the Company’s historical volatility, if available, or based on an average of volatilities of similar-sized oil and gas companies in the Rocky Mountain region. The expected life of an award is estimated using historical exercise behavior data and estimated future behavior. The risk-free interest rate is based on the U.S. Treasury yields in effect at the time of grant and extrapolated to approximate the expected life of the award. The Company does not expect to declare or pay dividends in the foreseeable future. The Company also uses the Monte Carlo simulation method to determine the fair value of market-based performance awards, which is based on random projections of stock price paths and must be repeated numerous times to achieve a probable assessment.

Earnings Per Share. Basic net income per share of common stock is calculated by dividing net income attributable to common stock by the weighted average of common shares outstanding during each period. The nonvested equity shares of common stock are included in the computation of basic net income per share only after the shares become fully vested. Diluted net income per share of common stock is calculated by dividing net income attributable to common stock by the weighted average of common shares outstanding and other dilutive securities. Potentially dilutive securities for the diluted earnings per share calculations consist of nonvested equity shares of common stock, in-the-money outstanding stock options to purchase the Company’s common stock and shares into which the Convertible Notes are convertible.

In satisfaction of its obligation upon conversion of the Convertible Notes, the Company may elect to deliver, at its option, cash, shares of its common stock or a combination of cash and shares of its common stock. The Company currently intends to settle the Convertible Notes in cash at or near the initial redemption date of March 26, 2012; therefore, the treasury stock method was used to measure the potentially dilutive impact of shares associated with that conversion feature. The Convertible Notes issued March 12, 2008 have not been dilutive since their issuance, and therefore, did not impact the diluted earnings per share calculation for the years ended December 31, 2010, 2009 and 2008. The dilutive earnings per share excludes the anti-dilutive effect of 217,073, 211,131 and 418,434 shares of stock options and nonvested performance-based shares of common stock for the years ended December 31, 2010, 2009 and 2008, respectively.

The following table sets forth the calculation of basic and diluted earnings per share:

	Year Ended December 31,
	2010	2009	2008
	(in thousands, except per share amounts)
Net income	$80,502	$50,218	$105,259
Basic weighted-average common shares outstanding in period	45,217.6	44,723.1	44,432.4
Add dilutive effects of stock options and nonvested equity shares of common stock	669.8	312.9	604.1

Diluted weighted-average common shares outstanding in period	45,887.4	45,036.0	45,036.5

Basic income per common share	$1.78	$1.12	$2.37

Diluted income per common share	$1.75	$1.12	$2.34

Industry Segment and Geographic Information. The Company operates in one industry segment, which is the exploration, development and production of natural gas and crude oil, and all of the Company’s operations are conducted in the continental United States. Consequently, the Company currently reports as a single industry segment.

New Accounting Pronouncements. In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2010-06, Improving Disclosures about Fair Value Measurements, which amends Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures. The intent of this update is to improve disclosure requirements related to fair value measurements and disclosures. New disclosures are required regarding transfers in and out of Levels 1 and 2 and activity within Level 3 fair value measurements, as well as clarification of existing disclosures regarding the level of disaggregation of derivative contracts and disclosures about fair value measurement inputs and valuation techniques. With the exception of disclosures regarding purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, the new disclosures and clarifications of existing disclosures were effective as of January 1, 2010, and all new disclosure requirements have been incorporated. The disclosures regarding the roll forward of activity in Level 3 fair value measurements are effective for the Company beginning January 1, 2011. The adoption of these disclosure requirements was not and is not expected to have a material impact on the Company’s financial statements.

3. Supplemental Disclosures of Cash Flow Information

Supplemental cash flow information is as follows:

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Cash paid for interest, net of amount capitalized	$33,174	$10,315	$12,057
Cash paid for income taxes, net of refunds received	2,691	6,089	1,068
Supplemental disclosures of non-cash investing and financing activities:
Current liabilities that are reflected in investing activities	40,694	33,953	85,145
Current liabilities that are reflected in financing activities	0	60	34
Net increase (decrease) in asset retirement obligations	776	829	(9,491)
Treasury stock acquired for employee stock option exercises	70	0	3,051
Retirement of treasury stock	3,685	2,065	3,051

4. Acquisitions, Dispositions, and Property Held for Sale

Acquisitions

In June 2009, the Company purchased a 90% working interest in approximately 40,300 net unproved undeveloped leasehold acres in the Cottonwood Gulch area of the Piceance Basin of Colorado for $60.0 million. This acquisition was not considered a business combination under SFAS No. 141R, Business Combinations, as codified in FASB ASC Topic 805, Business Combinations.

Dispositions

During 2008, the Company completed the sale of all of its remaining properties in the DJ Basin. The Company received approximately $1.4 million in cash proceeds and recognized a $0.3 million pre-tax gain on such sales. The Company determined that this sale did not qualify for discontinued operations reporting. All gains and losses recognized from property sales and joint exploration agreements are included in other operating revenues in the Consolidated Statements of Operations.

Property Held for Sale

Assets are classified as held for sale when the Company commits to a plan to sell the assets and completion of the sale is probable and expected to occur within one year. Upon classification as held for sale, long-lived assets are no longer depreciated or depleted.

At December 31, 2009, the Company had properties held for sale in its North Hill Creek field located in the Uinta Basin. These properties were carried at the lower of their carrying amount or fair value, less cost to sell, and were reclassified to oil and gas properties held for sale on the Consolidated Balance Sheets. Any liabilities related to those properties were also reclassified to liabilities associated with assets held for sale on the Consolidated Balance Sheets. These properties were subsequently sold in 2010 for an immaterial loss. The Company determined that these sales did not qualify for discontinued operations reporting.

5. Long-Term Debt

The Company’s outstanding debt is summarized below (in thousands):

	Maturity Date		As of December 31, 2010			As of December 31, 2009
			Principal	Unamortized Discount	Carrying Amount	Principal	Unamortized Discount	Carrying Amount
Credit Facility(1)	April 1, 2014		$0	$0	$0	$5,000	$0	$5,000
Senior Notes(2)	July 15, 2016		250,000	(10,234)	239,766	250,000	(11,522)	238,478
Convertible Notes(3)	March 15, 2028	(4)	172,500	(7,867)	164,633	172,500	(13,728)	158,772

(1)	The recorded value of the credit facility approximates its fair value due to its floating rate structure.
(2)	The aggregate estimated fair value of the Senior Notes was approximately $281.9 million as of December 31, 2010 based on quoted market trades of these instruments.
(3)	The aggregate fair value of the Convertible Notes was approximately $177.7 million as of December 31, 2010. Because there is no active, public market for the Convertible Notes, the fair value was based on market-based parameters of the various components of the Convertible Notes and over-the-counter trades.
(4)	Before the maturity date, the Company currently expects to call the Convertible Notes in 2012 or that the holders will put the Convertible Notes to the Company in 2012.

Revolving Credit Facility

On March 16, 2010, the Company amended its credit facility (the “Amended Credit Facility”) and extended the maturity date to April 1, 2014. The Amended Credit Facility bears interest, based on the borrowing base usage, at the applicable London Interbank Offered Rate (“LIBOR”) plus applicable margins ranging from 2.0% to 3.0% (an increase from 1.75% to 2.5% previously) or an alternate base rate (“ABR”), based upon the greater of the prime rate, the federal funds effective rate plus 0.5%, or the adjusted one month LIBOR plus 1.0%, plus applicable margins ranging from 1.0% to 2.0% (an increase from 0.75% to 1.5% previously). The average annual interest rates incurred on the Amended Credit Facility were 2.2% for each of the years ended December 31, 2010 and 2009. The borrowing base is required to be redetermined twice per year. On September 24, 2010, the borrowing base was reaffirmed at $800.0 million with commitments from 19 lenders of $700.0 million based on June 30, 2010 reserves and hedge positions. Future borrowing bases will be computed based on proved natural gas and oil reserves, hedge positions and estimated future cash flows from those reserves, as well as any other outstanding debt of the Company. The Company pays annual commitment fees of 0.5% of the unused amount of the commitments. The Amended Credit Facility is secured by natural gas and oil properties representing at least 80% of the value of the Company’s proved reserves and the pledge of all of the stock of the Company’s subsidiaries. The Amended Credit Facility also contains certain financial covenants. The Company is currently in compliance with all financial covenants and has complied with all financial covenants for all prior periods.

As of December 31, 2010, the Company had a zero balance outstanding and zero recorded balance under the Amended Credit Facility. As credit support for future payment under a contractual obligation, a $26.0 million letter of credit was issued under the Amended Credit Facility, effective May 4, 2010, which reduced the borrowing capacity of the Amended Credit Facility by $26.0 million to $674.0 million.

5% Convertible Senior Notes Due 2028

On March 12, 2008, the Company issued $172.5 million aggregate principal amount of Convertible Notes. As of January 1, 2009 with the adoption of new authoritative accounting guidance under FASB ASC subtopic 470-20, Debt with Conversion Options, the Company recorded a debt discount of $23.1 million, which represented the fair value of the equity conversion feature as of the date of the issuance of the Convertible Notes. The value of the equity conversion feature was also recorded as APIC, net of $8.6 million of deferred taxes. The full $172.5 million principal amount of the Convertible Notes is currently outstanding. The Convertible Notes mature on March 15, 2028, unless earlier converted, redeemed or purchased by the Company. The Convertible Notes are senior unsecured obligations and rank equal in right of payment to all of the Company’s existing and future senior unsecured indebtedness; are senior in right of payment to all of the Company’s future subordinated indebtedness; and are effectively subordinated to all of the Company’s secured indebtedness with respect to the collateral securing such indebtedness. The Convertible Notes are structurally subordinated to all present and future secured and unsecured debt and other obligations of the Company’s subsidiaries. The Convertible Notes are fully and unconditionally guaranteed by the subsidiaries that guarantee the Company’s indebtedness under the Amended Credit Facility and the Senior Notes.

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

The Convertible Notes bear interest at a rate of 5% per annum, payable semi-annually in arrears on March 15 and September 15 of each year. On or after March 26, 2012, the Company may redeem for cash all or a portion of the Convertible Notes at a redemption price equal to 100% of the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest, if any, up to, but excluding, the applicable redemption date. Holders of the Convertible Notes may require the Company to purchase all or a portion of their Convertible Notes for cash on each of March 20, 2012, March 20, 2015, March 20, 2018 and March 20, 2023 at a purchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest, if any, up to but excluding the applicable purchase date. The Company currently expects to call the Convertible Notes to be redeemed in 2012 or that the holders will put the convertible Notes to the Company in 2012.

9.875% Senior Notes Due 2016

On July 8, 2009, the Company issued $250.0 million in aggregate principal amount of 9.875% Senior Notes due 2016 at 95.172% of par resulting in a discount of $12.1 million. The Senior Notes mature on July 15, 2016. Interest is payable in arrears semi-annually on January 15 and July 15 which began January 15, 2010. The Company received net proceeds of $232.3 million (net of related offering costs), which were used to repay a portion of the borrowings under the Amended Credit Facility. The Senior Notes are senior unsecured obligations of the Company and rank equal in right of payment with all of the Company’s other existing and future senior unsecured indebtedness, including the Company’s Convertible Notes. The Senior Notes are fully and unconditionally guaranteed by the subsidiaries that guarantee the Company’s indebtedness under the Amended Credit Facility and the Convertible Notes. The Senior Notes include certain covenants that limit the Company’s ability to incur additional indebtedness, pay dividends, make restricted payments, create liens and sell assets. The Company was in compliance with all financial covenants for all periods.

The following table summarizes the cash portion of interest expense related to the Amended Credit Facility, Convertible Notes and Senior Notes along with the non-cash portion resulting from the amortization of the debt discount and transaction costs through interest expense:

	As of December 31,
	2010	2009	2008
	(in thousands)
Amended Credit Facility(1)
Cash interest	$3,576	$5,186	$8,483
Non-cash interest	2,741	885	642
Senior Notes(2)
Cash interest	$24,688	$11,795	—
Non-cash interest	2,290	1,028	—
Convertible Notes(3)
Cash interest	$8,625	$8,625	$6,900
Non-cash interest	7,000	6,498	4,977

(1)	Cash interest includes amounts related to interest and commitment fees paid on the Amended Credit Facility and participation and fronting fees paid on the letter of credit.
(2)	The stated interest rate for the Senior Notes is 9.875% per annum with an effective interest rate of 11.3% per annum.
(3)	The stated interest rate for the Convertible Notes is 5% per annum with an effective interest rate of 9.7% per annum. The effective interest rate of the Convertible Notes includes amortization of the debt discount, which represented the fair value of the equity conversion feature at the time of issue.

6. Asset Retirement Obligations

A reconciliation of the Company’s asset retirement obligations for the years ended December 31, 2010, 2009 and 2008, which includes $1.6 million associated with assets that were held for sale as of December 31, 2009, is as follows:

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Beginning of period	$49,067	$47,193	$35,849
Liabilities incurred	3,278	1,244	2,654
Liabilities settled	(3,513)	(2,671)	(1,392)
Accretion expense	3,507	3,301	3,162
Revisions to estimate	740	0	6,920

End of period	$53,079	$49,067	$47,193

Less: current asset retirement obligations	809	703	506

Long-term asset retirement obligations	$52,270	$48,364	$46,687

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

The following tables set forth by level within the fair value hierarchy the Company’s financial assets and financial liabilities as of December 31, 2010 and 2009 that were measured at fair value on a recurring basis. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of assets and liabilities and their placement within the fair value hierarchy levels.

As of December 31, 2010
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Deferred Compensation Plan	$260	$0	$0	$260
Commodity Derivatives	0	81,685	0	81,685
Liabilities
Commodity Derivatives	$0	$(25,294)	$0	$(25,294)

As of December 31, 2009
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Commodity Derivatives	$0	$101,286	$0	$101,286
Liabilities
Commodity Derivatives	$0	$(49,802)	$0	$(49,802)

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

Level 1 Fair Value Measurements—The Company maintains a non-qualified deferred compensation plan (as discussed in more detail in Note 11) which allows certain management employees to defer receipt of a portion of their compensation. The Company maintains assets for the deferred compensation plan in a rabbi trust. The assets of the rabbi trust are invested in publicly traded mutual funds and are recorded in other current and other long-term assets on the Consolidated Balance Sheets. These financial assets are reported at fair value based on active market quotes, which represent Level 1 inputs. As of December 31, 2009, and for the year ended December 31, 2009, the Company did not have assets or liabilities measured under a Level 1 fair value hierarchy.

Level 2 Fair Value Measurements—The fair value of natural gas and crude oil forward and option contracts are estimated using a combined income and market valuation methodology with a mid-market pricing convention based upon forward commodity price and volatility curves. The curves are obtained from independent pricing services reflecting broker market quotes. The Company did not make any adjustments to the obtained curves. The pricing services publish observable market information from multiple brokers and exchanges. No proprietary models are used by the pricing services for the inputs. The Company utilizes the counterparties’ valuations to assess the reasonableness of the Company’s valuations.

Level 3 Fair Value Measurements—As of December 31, 2010 and 2009, and for the years ended December 31, 2010 and 2009, the Company did not have assets or liabilities measured under a Level 3 fair value hierarchy.

Assets and Liabilities Measured on a Non-recurring Basis

The Company utilizes fair value on a non-recurring basis to perform impairment tests as required on its property and equipment when events and circumstances indicate a possible decline in the recoverability of the carrying value of such property. The inputs used to determine such fair value are primarily based upon internally developed cash flow models and would generally be classified within Level 3. The fair value analysis for the Company’s unproved property takes into account several factors including the determination of the values of any possible or probable reserves, if applicable, discounted using appropriate risk-weighting factors, recent sales prices of comparable properties, and technical and economic conditions, all of which would be classified within Level 3. Additionally, the Company uses fair value to determine the inception value of its asset retirement obligations. The inputs used to determine such fair value are primarily based upon costs incurred historically for similar work, as well as estimates from independent third parties for costs that would be incurred to restore leased property to the contractually stipulated condition and would generally be classified within Level 3.

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

The Company previously had two interest rate derivative contracts to manage the Company’s exposure to changes in interest rates. Both contracts were completely settled on December 12, 2009. Settlements of the interest rate derivative contracts are reflected in interest expense in the Consolidated Statements of Operations.

All derivative instruments, other than those that meet the normal purchase and normal sale exception, as mentioned above, are recorded at fair value and included in the Consolidated Balance Sheets as assets or liabilities. The following table summarizes the location and fair value amounts of all derivative instruments in the Consolidated Balance Sheets as of December 31, 2010 and 2009:

	December 31, 2010	December 31, 2009
	(in thousands)
Derivatives Designated as Cash Flow Hedging Instruments Assets:
Current: Derivative assets	$80,460	$80,149
Current: Derivative liability(1)	0	503
Long-Term: Derivative assets	0	18,068
Derivatives and other noncurrent liabilities(1)(3)	1,166	669
Liabilities:
Current: Derivative assets(2)	(2,172)	(3,286)
Current: Derivative liability	(943)	(1,849)
Long-Term : Derivative assets(2)	0	(888)
Derivatives and other noncurrent liabilities(3)	(2,925)	(3,566)

Total derivatives designated as cash flow hedging instruments	$75,586	$89,800

Derivatives Not Designated as Cash Flow Hedging Instruments Assets:
Current: Derivative assets	$59	$1,897
Liabilities:
Current: Derivative assets(2)	(13,427)	(20,299)
Current: Derivative liability	0	(8,007)
Derivatives and other noncurrent liabilities(3)	(5,827)	(11,907)

Total derivatives not designated as cash flow hedging instruments	$(19,195)	$(38,316)

Total Derivatives	$56,391	$51,484

(1)	Amounts are netted against derivative liability balances with the same counterparty, and, therefore, are presented as a net liability on the Consolidated Balance Sheet.
(2)	Amounts are netted against derivative asset balances with the same counterparty, and, therefore, are presented as a net asset on the Consolidated Balance Sheet.
(3)	As of December 31, 2010 and 2009, this line item on the Consolidated Balance Sheets also includes $1.3 million and $0.6 million of other noncurrent liabilities, respectively.

For derivative instruments that qualify and are designated as cash flow hedges, changes in fair value, to the extent the hedges are effective, are recognized in AOCI until the forecasted transaction occurs. For commodity derivative instruments, the Company will reclassify the appropriate cash flow hedge amounts from AOCI to oil and gas production revenues in the Consolidated Statements of Operations as the hedged production quantity is sold. Based on projected market prices as of December 31, 2010, the amount to be reclassified from AOCI to net income in the next 12 months would be an after-tax net gain of approximately $46.8 million. Any actual increase or decrease in revenues will depend upon market conditions over the period during which the forecasted transactions occur. The Company anticipates that all originally forecasted transactions related to the Company’s derivatives that continue to be accounted for as cash flow hedges will occur by the end of the originally specified time periods.

The commodity hedge instruments designated as cash flow hedges are at highly liquid trading locations but may contain slight differences compared to the delivery location of the forecasted sale, which may result in ineffectiveness. Although those derivatives may not achieve 100% effectiveness for accounting purposes, the Company believes that its derivative instruments continue to be highly effective in achieving its risk management objectives. The ineffective portion of commodity hedge derivatives is reported in commodity derivative gain or loss in the Consolidated Statements of Operations. The following table summarizes the cash flow hedge gains and losses, net of tax, and their locations on the Consolidated Balance Sheets and Consolidated Statements of Operations for the periods indicated:

	Derivatives Qualifying as Cash Flow Hedges	Year Ended December 31,
		2010	2009	2008
		(in thousands)
Amount of Gain (Loss) Recognized in AOCI	Interest Rate Hedges(1)	$—	$(185)	$100
	Commodity Hedges(2)	94,241	39,954	207,891
Amount of Gain (Loss) Reclassified from AOCI into Income	Interest Rate Hedges(1)	—	(505)	209
	Commodity Hedges(2)	100,822	177,936	20,480
Amount of Gain (Loss) Recognized in Income on Ineffective Hedges	Commodity Hedges(2)	(2,256)	(5,572)	6,803

(1)	Gains and losses reclassified from AOCI into income are located in the Interest Expense line item in the Consolidated Statement of Operations.
(2)	Gains and losses reclassified from AOCI into income as well as gains and losses on ineffective hedges are located in the Oil and Gas Production Revenues and the Commodity Derivative Gain (Loss) line item, respectively, in the Consolidated Statement of Operations.

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

Some of the Company’s commodity derivatives do not qualify or are not designated as cash flow hedges but are, to a degree, an economic offset to the Company’s commodity price exposure. If a commodity derivative instrument does not qualify or is not designated as a cash flow hedge, the change in the fair value of the derivative is recognized in commodity derivative gain or loss in the Consolidated Statements of Operations. These mark-to-market adjustments produce a degree of earnings volatility but have no cash flow impact relative to changes in market prices. The Company’s cash flow is only impacted when the underlying physical sales transaction takes place in the future and when the associated derivative instrument contract is settled by making or receiving a payment to or from the counterparty. Realized gains and losses of commodity derivative instruments that do not qualify as cash flow hedges are also recognized in commodity derivative gain or loss in the Consolidated Statements of Operations and are reflected in cash flows from operations on the Consolidated Statements of Cash Flows.

In addition to the swaps and collars discussed above, the Company has entered into basis only swaps. Basis only swaps hedge the difference between the New York Mercantile Exchange (“NYMEX”) gas price and the price received for the Company’s natural gas production at a specific delivery location. Although the Company believes that this is an appropriate part of a mitigation strategy, the basis only swaps do not qualify for hedge accounting because the total future cash flow has not been fixed. As a result, the changes in fair value of these derivative instruments are recorded in earnings and recognized in commodity derivative gain or loss in the Consolidated Statements of Operations. The Company has also entered into swap contracts to hedge the amount received related to natural gas liquids (“NGLs”) resulting from the processing of its natural gas. The NGL hedges are not designated as cash flow hedges and the changes in fair value of these derivative instruments are also recorded in earnings and recognized in commodity derivative gain or loss in the Consolidated Statement of Operations.

The following table summarizes the location and amounts of gains and losses on derivative instruments that do not qualify for hedge accounting for the periods indicated:

	Location of Gain (Loss) Recognized in Income on Derivatives	Year Ended December 31,
		2010	2009	2008
		(in thousands)
Amount of Gain (Loss) Recognized in Income on Derivatives	Commodity Derivative Gain (Loss)	$(8,323)	$(48,995)	$1,117

As of December 31, 2010, the Company had financial instruments in place to hedge the following volumes for the periods indicated:

	Year Ended of December 31,
	2011	2012
Oil (Bbls)	474,500	0
Natural Gas (MMbtu)	46,217,500	14,335,000
Natural Gas Basis (MMbtu)	7,300,000	7,320,000
Natural Gas Liquids (Gallons)	41,775,000	0

As a result of all of the various swap and collar contracts that settled during the year ended December 31, 2010, 2009 and 2008, the Company recognized a net increase in natural gas production revenues of $133.2 million, $265.1 million and $41.0 million in 2010, 2009 and 2008, respectively. The Company also recognized an increase in oil production revenues related to these contracts of $2.2 million and $6.7 million during the years ended December 31, 2010 and 2009, respectively, and a reduction in oil revenues of $9.1 million for the year ended December 31, 2008.

The table below summarizes the realized and unrealized gains and losses the Company recognized related to its oil and natural gas derivative instruments for the periods indicated:

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Realized gains on derivatives designated as cash flow hedge(1)	$161,496	$282,734	$31,900

Realized gains (losses) on derivatives not designated as cash flow hedges	(26,166)	(10,902)	62
Unrealized ineffectiveness gains (losses) recognized on derivatives designated as cash flow hedges	(2,256)	(5,572)	6,803
Unrealized gains (losses) on derivatives not designated as cash flow hedges	17,843	(38,093)	1,055

Total commodity derivative gain (loss)(2)	$(10,579)	$(54,567)	$7,920

(1)	Included in Oil and gas production revenues in the Consolidated Statements of Operations.
(2)	Included in Commodity derivative gain (loss) in the Consolidated Statements of Operations.

Derivative financial instruments are generally executed with major financial or commodities trading institutions that expose the Company to market and credit risks and may, at times, be concentrated with certain counterparties or groups of counterparties. The Company has hedges in place with 12 different counterparties. Although notional amounts are used to express the volume of these contracts, the amounts potentially subject to credit risk, in the event of non-performance by the counterparties, are substantially smaller. The creditworthiness of counterparties is subject to continual review by management, and the Company believes all of these institutions currently are acceptable credit risks. Full performance is anticipated, and the Company has no past due receivables from any of its counterparties.

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

9. Income Taxes

The expense for income taxes consists of the following:

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Current:
Federal	$(7,798)	$6,158	$857
State	(1,663)	1,662	(3)
Foreign	1	74	0
Deferred:
Federal	53,548	25,513	58,774
State	3,865	4,549	3,547

Total	$47,953	$37,956	$63,175

Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pretax income from continuing operations as a result of the following:

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Income tax expense at the federal statutory rate	$44,958	$30,861	$58,881
State income taxes, net of federal tax effect	3,302	2,348	3,554
Non-deductible permanent items	457	1,014	1,080
Deferred tax related to the changes in overall state tax rates	(763)	2,783	0
Other, net	(1)	950	(340)

Income tax expense	$47,953	$37,956	$63,175

The tax effects of temporary differences that give rise to significant components of the deferred tax assets and deferred tax liabilities at December 31, 2010 and 2009 are presented below:

	As of December 31,
	2010	2009
	(in thousands)
Current:
Deferred tax assets (liabilities):
Derivative instruments	$(23,168)	$(18,008)
Accrued expenses	187	242
Bad debt expense	306	334
Prepaid expenses	(278)	(260)
Other	133	485

Total current deferred tax assets (liabilities)	$(22,820)	$(17,207)

Long-term:
Deferred tax assets:
Net operating loss carryforward	$32,724	$1,812
Deferred offering costs	960	623
Stock-based compensation	8,261	7,829
Deferred rent	408	207
Long-term derivative instruments	1,982	0
Minimum tax credit carryforward	88	7,874
Other	221	193
Less valuation allowance	0	0

Total long-term deferred tax assets	44,644	18,538
Deferred tax liabilities:
Oil and gas properties	(307,697)	(230,116)
Long-term derivative instruments	0	(1,386)
Interest on Convertible Notes	(2,956)	(5,171)
Other	0	(172)

Total long-term deferred tax liabilities	(310,653)	(236,845)

Net long-term deferred tax liabilities	$(266,009)	$(218,307)

At December 31, 2010, the Company had approximately $94.8 million of federal tax net operating loss carryforwards, which expire through 2029. The tax return net operating loss carryforward of $94.8 million is greater than the financial statement net operating loss carryforward by $4.9 million due to excess tax benefits related to stock-based compensation not recognized for financial reporting purposes. The Company has a federal AMT credit carryforward of $0.1 million, which has no expiration date.

At December 31, 2010, the Consolidated Balance Sheets reflected a net deferred tax liability of $288.8 million, of which $28.8 million pertains to the tax effects reflected in AOCI.

The Company accounts for uncertainty in income taxes for tax positions taken or expected to be taken in a tax return. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits.

A rollforward of changes in the Company’s unrecognized tax benefits is shown below (in thousands):

	Year Ended December 31,
	2010	2009	2008
Beginning balance	$165	$195	$195
Additions based on tax positions related to the current year	0	0	0
Additions for tax positions of prior years	0	0	0
Reductions for tax positions of prior years	(165)	(30)	0
Settlements	0	0	0

Ending balance	$0	$165	$195

In 2010, the Company decreased the unrecognized tax benefits by $0.2 million. The Company anticipates that no uncertain tax positions will be recognized within the next 12-month period. The Company’s policy is to classify accrued penalties and interest related to unrecognized tax benefits in the Company’s income tax provision. As of December 31, 2010, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the current year.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and in various states. With few exceptions, the Company is subject to U.S. federal tax examination for years 2007 through 2010 and is subject to state tax examination for years 2006 through 2010.

10. Stockholders’ Equity

Common and Preferred Stock. The Company’s authorized capital stock consists of 75,000,000 shares of $0.001 per share par value preferred stock and 150,000,000 shares of $0.001 per share par value common stock. The Company has 150,000 shares of $0.001 per share par value preferred stock designated as Series A Junior Participating Preferred Stock, none of which are outstanding. The remainder of the authorized preferred stock is undesignated. There are no issued and outstanding shares of preferred stock.

Holders of all classes of stock are entitled to vote on matters submitted to stockholders, except that, when issued, each share of Series A Junior Participating Preferred Stock will entitle the holder thereof to 1,000 votes on all matters submitted to a vote of the Company’s stockholders.

Treasury Stock. The Company may occasionally acquire treasury stock, which is recorded at cost, in connection with the vesting and exercise of share-based awards or for other reasons. As of December 31, 2010, all treasury stock held by the Company was retired.

The following table reflects the activity in the Company’s common and treasury stock:

	Year Ended December 31,
	2010	2009	2008
Common Stock Outstanding:
Shares at beginning of period	45,475,585	45,128,431	44,760,955
Exercise of common stock options	892,624	37,897	210,775
Shares issued for 401(k) plan	22,837	30,502	20,780
Shares issued directors’ fees	9,174	9,141	6,671
Shares issued for nonvested equity shares of common stock	633,024	425,379	243,080
Shares retired or forfeited	(219,975)	(155,765)	(113,830)

Shares at end of period	46,813,269	45,475,585	45,128,431

Treasury Stock:
Shares at beginning of period	0	0	0
Treasury stock acquired	115,391	90,937	63,542
Treasury stock retired	(115,391)	(90,937)	(63,542)

Shares at end of period	0	0	0

Accumulated Other Comprehensive Income. The components of accumulated other comprehensive income and related tax effects for the years ended December 31, 2008, 2009 and 2010 were as follows:

	Gross	Tax Effect	Net of Tax
	(in thousands)
Accumulated other comprehensive income—December 31, 2007	$7,602	$(2,832)	$4,770
Unrealized change in fair value of hedges	330,715	(122,724)	207,991
Reclassification adjustment for realized gains on hedges included in net income	(31,567)	11,719	(19,848)
Reclassification adjustment for discontinued cash flow hedges included in net income	(1,340)	499	(841)

Accumulated other comprehensive income—December 31, 2008	$305,410	$(113,338)	$192,072

Unrealized change in fair value of hedges	63,794	(24,025)	39,769
Reclassification adjustment for realized gains on hedges included in net income	(281,924)	104,493	(177,431)

Accumulated other comprehensive income—December 31, 2009	$87,280	$(32,870)	$54,410

Unrealized change in fair value of hedges	150,829	(56,588)	94,241
Reclassification adjustment for realized gains on hedges included in net income	(161,496)	60,674	(100,822)

Accumulated other comprehensive income—December 31, 2010	$76,613	$(28,784)	$47,829

11. Equity Incentive Compensation Plans and Other Employee Benefits

The Company maintains various stock-based compensation plans as discussed below. Stock-based compensation is measured at the grant date based on the value of the awards, and the fair value is recognized on a straight-line basis over the requisite service period (usually the vesting period).

The following table presents the non-cash stock-based compensation related to equity awards for the periods indicated (in thousands):

	Year ended December 31,
	2010	2009	2008
Common stock options	$7,915	$7,520	$6,944
Nonvested equity shares	6,814	6,947	4,989
Nonvested performance-based equity shares	2,098	2,402	4,877
Market performance-based equity shares	526	0	0

Total non-cash stock-based compensation	$17,353	$16,869	$16,810

Unrecognized compensation cost as of December 31, 2010 was $26.6 million related to grants of nonvested stock options and nonvested equity shares of common stock that are expected to be recognized over a weighted-average period of 2.5 years.

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

Currently, the Company’s practice is to issue new shares upon stock option exercise. The Company does not expect to repurchase any shares in the open market or issue treasury shares to settle any such exercises. For the years ended December 31, 2010, 2009 and 2008, the Company did not pay cash to repurchase any stock option exercises.

The fair value of each share-based option award under all of the Company’s plans is estimated on the date of grant using a Black-Scholes pricing model that incorporates the assumptions noted in the following table. For expected terms for which the Company had adequate historical data relating to its own common stock, estimated expected volatilities were based upon historical volatility of the Company’s common stock. Where the Company did not have enough historical data relating to its own common stock to compute volatilities associated with certain expected terms, expected volatilities were estimated based on an average of volatilities of similar sized oil and gas companies in the Rocky Mountain region whose common stock is publicly traded. The Company does not expect to declare or pay dividends in the foreseeable future; thus, the Company used a 0% expected dividend yield, which is comparable to most of its peers in the industry. The expected terms range from 1.25 years to 6.0 years, or a weighted average of 4.6 years, based on 25% of each grant’s vesting on each anniversary date and factoring in potential blackout dates, historic exercises and expectations of future employee behavior. The risk-free rate is based on the U.S. Treasury yield curve in effect on the date of grant and extrapolated to approximate the expected life of the award. The Company estimated a 4% to 6% annual compounded forfeiture rate for the years 2010, 2009 and 2008 based on historical employee turnover and actual forfeitures.

	Year Ended December 31,
	2010	2009	2008
Weighted average volatility	57%	55%	40%
Expected dividend yield	0%	0%	0%
Weighted average expected term (in years)	4.6	4.6	2.9
Weighted average risk-free rate	2.0%	1.7%	2.3%

A summary of share-based option activity under all the Company’s plans as of December 31, 2010, and changes during the year then ended, is presented below:

	Shares	Weighted- average Exercise Price	Weighted-average remaining contractual term	Aggregate intrinsic value
Outstanding at January 1, 2010	4,081,277	$30.35
Granted	654,306	32.13
Exercised	(892,624)	26.64
Forfeited or expired	(292,974)	32.83

Outstanding at December 31, 2010	3,549,985	$31.40	3.76	$36,099,075

Vested, or expected to vest, at December 31, 2010 through the life of the options	3,464,859	$31.42	3.72	$35,183,170
Vested and exercisable at December 31, 2010	1,969,559	$31.24	2.68	$20,274,394

The per share weighted-average grant date fair value of options granted for the years ended December 31, 2010, 2009 and 2008 was $10.55, $10.79 and $12.40, respectively, and the total intrinsic value of options exercised during the same periods was $9.7 million, $0.4 million and $5.6 million, respectively. The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $41.13 on December 31, 2010. With respect to stock option exercises, the Company received $23.7 million, $0.9 million and $4.1 million for the years ended December 31, 2010, 2009 and 2008, respectively.

A summary of the Company’s nonvested equity shares of common stock as of December 31, 2010, and changes during the year then ended, is presented below:

	2010		2009		2008
	Shares	Weighted-average Grant Date Fair - Value	Shares	Weighted-average Grant Date Fair - Value	Shares	Weighted-average Grant Date Fair - Value
Outstanding at January 1,	568,572	$30.19	424,303	$36.72	339,100	$32.26
Granted	299,996	32.36	351,700	24.69	225,230	41.51
Vested	(205,559)	31.27	(145,803)	35.46	(99,294)	32.26
Forfeited or expired	(59,488)	29.78	(61,628)	31.27	(40,733)	37.53

Outstanding at December 31,	603,521	$30.94	568,572	$30.19	424,303	$36.72

Vested, or expected to vest, at December 31, through the life of the awards	556,822	$30.94	534,458	$30.19	398,845	$36.72

The excess tax benefit realized from stock options and restricted stock is recognized as a credit to APIC and is calculated as the amount by which the tax deduction the Company receives exceeds the deferred tax asset associated with recorded stock compensation expense. The Company did not realize any excess tax benefits from stock compensation for the years ended December 31, 2010, 2009 or 2008 because there was not sufficient taxable income to realize the deduction due to the availability of federal and/or state net operating loss carryforwards.

Performance Share Programs. On May 9, 2007, the Compensation Committee of the Board of Directors of the Company approved a performance share program (the “2007 Program”) pursuant to the Company’s 2004 Incentive Plan for the Company’s officers and other senior employees, pursuant to which vesting of awards is contingent upon meeting various Company-wide performance goals. Upon commencement of the 2007 Program and during each subsequent year of the 2007 Program, the Compensation Committee met to approve target and stretch goals for certain operational or financial metrics that were selected by the Compensation Committee for the upcoming year and to determine whether metrics for the prior year had been met. These performance-based awards contingently vested over a period up to four years, depending on the level at which the performance goals were achieved. Each year for four years, it was possible for up to 50% of the original shares to vest based on the achievement of the performance goals. Twenty-five percent of the total grant would vest for metrics met at the target level, and an additional 25% of the total grant would vest for performance met at the stretch level. If the actual results for a metric were between the target levels and the stretch levels, the vested number of shares was adjusted on a prorated basis of the actual results compared to the target and stretch goals. If the target level metrics were not met, no shares would vest. In any event, the total number of common shares that could vest could not exceed the original number of performance shares granted. At the end of four years, any shares that had not vested were to be forfeited. A total of 250,000 shares under the 2004 Incentive Plan were set aside for the 2007 Program.

As new goals were established each year, a new grant date and a new fair value were created for financial reporting purposes for those shares that could potentially vest in the upcoming year. Compensation cost was recognized based upon the probability that the performance goals would be met. If such goals were not met, no compensation cost was recognized and any previously recognized compensation cost was reversed.

Based upon Company performance in 2007, 30% of the performance shares vested in February 2008. Based upon the Company’s performance in 2008, 50% of the performance shares vested in February 2009. After the February 2009 vesting, 20% of the initial grant remained available for future performance vesting. On February 26, 2009, the Compensation Committee approved a supplemental grant to each participant remaining in the performance share program equal to 30% of the initial grant received by that participant (a total of 72,479 shares) in order to provide sufficient shares so that up to 50% of the performance shares initially granted to each participant would be available for vesting if all stretch goals for 2009 were met. Based upon the Company’s performance in 2009, 50% of the total performance shares (including the supplemental grant) vested in February 2010. The Company recorded non-cash stock-based compensation cost associated with these shares of $0.2 million for the year ended December 31, 2010.

In February 2010, the Compensation Committee approved a new performance share program (the “2010 Program”) pursuant to the Company’s 2008 Incentive Plan. A total of 325,000 shares under the 2008 Incentive Plan were set aside for this program. The 2010 Program has the same four-year term and vesting provisions as the 2007 Program. For the year ended December 31, 2010, the performance goals consisted of finding and development costs per Mcfe (weighted at 37.5%), combined lease operating expenses and general and administrative expenses (weighted at 25%) and production growth (weighted at 37.5%). Based on the Company’s performance with respect to those metrics and the Compensation Committee’s approval, 25.9% of the total grant related to the year ended December 31, 2010 performance metrics will vest in February 2011. Accordingly, the Company recorded non-cash stock-based compensation cost associated with these shares of $1.9 million for the year ended December 31, 2010. As of December 31, 2010, there was $0.2 million of total compensation expense that will be recognized through February 2011, which represents the remaining time vesting requirement.

In 2010, the Company also issued nonvested equity awards that are subject to a market performance-based vesting condition, which is based on the Company’s total stockholder return (“TSR”) ranking relative to a defined peer group’s individual TSR. The aggregate grant date fair value of the market-based awards was determined using the Monte Carlo simulation method. The fair value of the market-based awards is amortized ratably over the four year requisite service period. All compensation expense related to the market-based awards will be recognized if the requisite service period is fulfilled, even if the market condition is not achieved. Based on the Company’s TSR performance and the Compensation Committee’s approval, 37.5% of the total TSR grant related to the year ended December 31, 2010 performance metrics will vest in February 2011. The Company recorded non-cash stock-based compensation related to market-based equity awards of $0.5 million for the year ended December 31, 2010. As of December 31, 2010, there was $1.1 million of total compensation expense that will be recognized over 3.2 years.

A summary of the Company’s nonvested performance-based equity shares of common stock as of December 31, 2010, and changes during the year then ended, is presented below:

	2010		2009		2008
	Shares	Weighted- average Grant Date Fair Value	Shares	Weighted- average Grant Date Fair Value	Shares	Weighted- average Grant Date Fair Value
Outstanding at January 1,	117,849	$19.58	165,795	$42.49	225,000	$37.21
Vested	(117,849)	19.58	(118,425)	42.49	(67,500)	37.21
Modified, performance goals revised(1)		19.58	(47,370)	42.49	(157,500)	37.21
Modified, performance goals revised(1)		19.58	47,370	19.58	157,500	42.83
Granted	333,028	31.60	73,679	19.58	17,850	39.69
Forfeited or expired	(45,096)	30.61	(3,200)	19.58	(9,555)	37.83

Outstanding at December 31,	287,932	$31.76	117,849	$19.58	165,795	$42.49

Vested, or expected to vest, at December 31, through the life of the awards	266,660	$31.74	117,849	$19.58	126,650	$42.51

(1)	As the Compensation Committee approved new performance metrics for the vesting of performance shares in the upcoming year, a new grant date was then created for any unvested awards that were granted in previous years, and a new fair value was established for financial reporting purposes.

Director Fees. The Company’s directors may elect to receive their annual retainer and meeting fees in the form of the Company’s common stock issued pursuant to the Company’s 2004 Incentive Plan. After each quarter, shares with a value equal to the fees payable for that quarter, calculated using the closing price on the last trading day before the end of the quarter, will be delivered to each outside director who elected before that quarter end to receive shares of the Company’s common stock for payment of the director’s fees. For the years ended December 31, 2010, 2009 and 2008, the Company issued 9,174 shares, 9,141 shares and 6,671 shares, respectively, of common stock under the 2004 Incentive Plan for payment of the directors’ fees and recognized $0.3 million, $0.3 million and $0.2 million, respectively, of non-cash stock-based compensation cost associated with the issuance of those shares.

Other Employee Benefits-401(k) Savings Plan. The Company has an employee-directed 401(k) savings plan (the “401(k) Plan”) for all eligible employees over the age of 21. Employees become eligible the quarter following the beginning of their employment. Under the 401(k) Plan, employees may make voluntary contributions based upon a percentage of their pretax income.

The Company matches 100% of each employee’s contribution, up to 6% of the employee’s pretax income, with 50% of the match made with the Company’s common stock. The Company’s cash and common stock contributions and shares of common stock are fully vested upon the date of match. The Company made matching cash and common stock contributions of $1.6 million for the years ended December 31, 2010 and 2009, and $1.4 million for the year ended December 31, 2008.

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

Participants earn a return on their deferred compensation based on investment earnings of participant-selected mutual funds. Participants’ deferred compensation amounts are not directly invested in these investment vehicles; however, the Company tracks the performance of each participant’s investment selections and adjusts the deferred compensation liability accordingly. Changes in the market value of the participants’ investment selections are recorded as an adjustment to deferred compensation liabilities, with an offset to compensation expense included within general and administrative expenses in the Consolidated Statements of Operations. Deferred compensation, including accumulated earnings on the participant-directed investment selections, is distributable in cash at participant-specified dates or upon retirement, death, disability, change in control or termination of employment.

The table below summarizes the activity in the plan during the year ended December 31, 2010 and the Company’s ending deferred compensation liability as of December 31, 2010 (in thousands):

Beginning deferred compensation liability balance	$0
Employee contributions	145
Company matching contributions	104
Participant earnings	11

Ending deferred compensation liability balance	$260

Amount to be paid within one year	$27
Remaining balance to be paid beyond one year	$233

The Company is not obligated to fund the liability. It has, however, established a rabbi trust to offset the deferred compensation liability and protect the interests of the plan participants. The trust assets are invested in publicly-traded mutual funds. The investments in the rabbi trust seek to offset the change in the value of the related liability. As a result, there is no expected impact on earnings or earnings per share from the changes in market value of the investment assets because the changes in market value of the trust assets are offset by changes in the value of the deferred compensation plan liability. The gains and losses from changes in fair value of the investments are included in interest and other income in the Consolidated Statements of Operations.

The following table represents the Company’s activity in the investment assets held in the rabbi trust during the year ended December 31, 2010:

Beginning investment balance	$0
Investment purchases	249
Earnings	11

Ending investment balance	$260

12. Significant Customers and Other Concentrations

Significant Customers. During 2010, Enterprise Gas Processing LLC and ConocoPhillips Company accounted for 13.7% and 11.7%, respectively, of the Company’s oil and gas production revenues. During 2009, Sempra Energy Trading Corporation and Enterprise Gas Processing, LLC accounted for 14.9% and 10.4%, respectively, of the Company’s oil and gas production revenues. During 2008, EnCana Oil & Gas and Sempra Energy Trading Corporation accounted for 16.7% and 16.6%, respectively, of the Company’s oil and gas production revenues. Management believes that the loss of any individual purchaser would not have a long-term material adverse impact on the financial position or results of operations of the Company.

Concentrations of Market Risk. The future results of the Company’s oil and gas operations will be affected by the market prices of oil and gas. A readily available market for crude oil, natural gas and liquid products in the future will depend on numerous factors beyond the control of the Company, including weather, imports, marketing of competitive fuels, proximity and capacity of oil and gas pipelines and other transportation facilities, any oversupply or undersupply of oil, gas and liquid products, the regulatory environment, the economic environment and other regional, national and international economic and political events, none of which can be predicted with certainty.

The Company operates in the exploration, development and production phase of the oil and gas industry. Its receivables include amounts due from purchasers of oil and gas production and amounts due from joint venture partners for their respective portions of operating expenses and exploration and development costs. The Company believes that no single customer or joint venture partner exposes the Company to significant credit risk. While certain of these customers and joint venture partners are affected by periodic downturns in the economy in general or in their specific segment of the natural gas or oil industry, the Company believes that its level of credit-related losses due to such economic fluctuations has been and will continue to be immaterial to the Company’s results of operations in the long-term. Trade receivables are generally not collateralized. The Company analyzes customers’ and joint venture partners’ historical credit positions and payment histories prior to extending credit.

Concentrations of Credit Risk. Derivative financial instruments that hedge the price of oil and gas and interest rate levels are generally executed with major financial or commodities trading institutions which expose the Company to market and credit risks and may, at times, be concentrated with certain counterparties or groups of counterparties. The Company’s policy is to execute financial derivatives only with major, credit worthy financial institutions. The Company has hedges in place with 12 different counterparties, of which all are lenders or affiliates of lenders in the Amended Credit Facility. Although notional amounts are used to express the volume of these contracts, the amounts potentially subject to credit risk, in the event of non-performance by the counterparties, are substantially smaller. The credit worthiness of counterparties is subject to continuing review, and the Company believes all of these institutions currently are acceptable credit risks. Full performance is anticipated, and the Company has no past due receivables from any of its counterparties.

13. Commitments and Contingencies

Transportation Demand and Firm Processing Charges. The Company has entered into contracts that provide firm transportation capacity on pipeline systems and firm processing charges. The remaining terms on these contracts range from one to 13 years and require the Company to pay transportation demand and processing charges regardless of the amount of pipeline capacity utilized by the Company. The Company paid $18.1 million, $15.5 million and $9.4 million of transportation demand charges for the years ended December 31, 2010, 2009 and 2008, respectively. The Company paid $4.1 million, $4.1 million and $3.5 million of firm processing charges in 2010, 2009 and 2008, respectively. All transportation costs, including demand charges and processing charges, are included in gathering, transportation and processing expense in the Consolidated Statements of Operations.

The values in the table below represent the Company’s gross future minimum transportation demand and firm processing charges as of and subsequent to December 31, 2010. However, the Company will record in its financial statements only the Company’s proportionate share based on the Company’s working interest and net revenue interest, which will vary from property to property.

(in thousands)
2011	$57,765
2012	61,694
2013	61,797
2014	61,815
2015	60,703
Thereafter	245,727

Total	$549,501

Drilling, Lease and Other Commitments. At December 31, 2010, the Company had four drilling rigs under contract through 2011 and one through 2013, which have total commitments of $32.1 million. These contracts may be terminated but the Company would be required to pay a penalty of $19.9 million. All other rigs currently performing work for the Company are on a well-by-well basis and, therefore, can be released without penalty at the conclusion of drilling on the current well. The Company also has three take-or-pay purchase agreements for supply of carbon dioxide (“CO2”), which have a total financial commitment of $22.5 million. Under these contracts, the Company is obligated to purchase a minimum monthly volume at a set price. If the Company takes delivery of less than the minimum required amount, the Company is responsible for full payment (deficiency payment). At this time, the Company anticipates sufficient need for CO2 and, therefore, expects to avoid any deficiency payments. The CO2 is for use in fracture stimulation operations in the Company’s West Tavaputs field.

The Company leases office space, vehicles and certain equipment under non-cancelable operating leases. Office lease expense was $1.5 million for the year ended December 31, 2010 and $1.4 million for the years ended December 31, 2009 and 2008. Additionally, the Company has entered into various long-term agreements for telecommunication services.

Future minimum annual payments under such drilling, lease and other agreements as of and subsequent to December 31, 2010 are as follows:

	Drilling & Other Commitments(1)	Office & Equipment Leases
	(in thousands)
2011	$42,878	$2,648
2012	10,002	2,327
2013	1,716	2,212
2014	—	1,971
2015	—	1,999
Thereafter	—	6,272

Total	$54,596	$17,429

(1)	The values in the table represent the gross amounts that the Company is committed to pay. However, the Company will record in its financial statements only the Company’s proportionate share based on the Company’s working interest and net revenue interest, which will vary from property to property.

In addition to the commitments above, the Company has commitments for the purchase of facilities and infrastructure as of and subsequent to December 31, 2010 of $15.9 million.

Litigation. The Company is subject to litigation, claims and governmental and regulatory proceedings arising in the course of ordinary business. It is the opinion of the Company’s management that current claims and litigation involving the Company are not likely to have a material adverse effect on its consolidated financial position, cash flows or results of operations.

14. Guarantor Subsidiaries

On July 8, 2009, the Company (“Parent Issuer”) issued Senior Notes (see Note 5). The Senior Notes, as well as the Convertible Notes, are jointly and severally guaranteed on a full and unconditional basis by the Company’s 100% owned subsidiaries (“Guarantor Subsidiaries”). Presented below are the Company’s condensed consolidating balance sheets, statements of operations and statements of cash flows, as required by Rule 3-10 of Regulation S-X of the Securities Exchange Act of 1934, as amended.

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

Condensed Consolidating Balance Sheets

	As of December 31, 2010
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Assets:
Current assets	$206,987	$661	$0	$207,648
Property and equipment, net	1,727,872	83,947	0	1,811,819
Intercompany receivable (payable)	65,662	(65,662)	0	0
Investment in subsidiaries	(7,474)	0	7,474	0
Noncurrent assets	19,033	0	0	19,033

Total assets	$2,012,080	$18,946	$7,474	$2,038,500

Liabilities and Stockholders’ Equity:
Current liabilities	$165,166	$791	$0	$165,957
Long-term debt	404,399	0	0	404,399
Deferred income taxes	241,105	24,904	0	266,009
Other noncurrent liabilities	60,448	725	0	61,173
Stockholders’ equity	1,140,962	(7,474)	7,474	1,140,962

Total liabilities and stockholders’ equity	$2,012,080	$18,946	$7,474	$2,038,500

	As of December 31, 2009
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Assets:
Current assets	$179,718	$321	$0	$180,039
Property and equipment, net	1,570,183	89,077	0	1,659,260
Intercompany receivable (payable)	67,202	(67,202)	0	0
Investment in subsidiaries	(4,673)	0	4,673	0
Noncurrent assets	26,824	0	0	26,824

Total assets	$1,839,254	$22,196	$4,673	$1,866,123

Liabilities and Stockholders’ Equity:
Current liabilities	$152,655	$637	$0	$153,292
Long-term debt	402,250	0	0	402,250
Deferred income taxes	192,685	25,622	0	218,307
Other noncurrent liabilities	63,109	610	0	63,719
Stockholders’ equity	1,028,555	(4,673)	4,673	1,028,555

Total liabilities and stockholders’ equity	$1,839,254	$22,196	$4,673	$1,866,123

Condensed Consolidating Statements of Operations

	Year Ended December 31, 2010
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Operating and other revenues	$686,516	$11,948	$0	$698,464
Operating costs and expenses	(453,543)	(14,774)	0	(468,317)
General and administrative	(57,792)	0	0	(57,792)
Interest and other income (expense)	(43,924)	24	0	(43,900)

Income (loss) before income taxes and equity in earnings (loss) of subsidiaries	131,257	(2,802)	0	128,455
Income tax expense	(47,953)	0	0	(47,953)
Equity in earnings (loss) of subsidiaries	(2,802)	0	2,802	0

Net income (loss)	$80,502	$(2,802)	$2,802	$80,502

	Year Ended December 31, 2009
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Operating and other revenues	$590,997	$7,166	$0	$598,163
Operating costs and expenses	(412,991)	(12,391)	0	(425,382)
General and administrative	(54,398)	0	0	(54,398)
Interest and other income (expense)	(30,209)	0	0	(30,209)

Income (loss) before income taxes and equity in earnings (loss) of subsidiaries	93,399	(5,225)	0	88,174
Income tax expense	(37,956)	0	0	(37,956)
Equity in earnings (loss) of subsidiaries	(5,225)	0	5,225	0

Net income (loss)	$50,218	$(5,225)	$5,225	$50,218

	Year Ended December 31, 2008
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Operating and other revenues	$609,175	$8,736	$0	$617,911
Operating costs and expenses	(367,535)	(7,055)	0	(374,590)
General and administrative	(57,206)	0	0	(57,206)
Interest and other income (expense)	(17,584)	(97)	0	(17,681)

Income (loss) before income taxes and equity in earnings (loss) of subsidiaries	166,850	1,584	0	168,434
Income tax expense	(63,175)	0	0	(63,175)
Equity in earnings (loss) of subsidiaries	1,584	0	(1,584)	0

Net income (loss)	$105,259	$1,584	$(1,584)	$105,259

Condensed Consolidating Statements of Cash Flows

	Year Ended December 31, 2010
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities	$442,796	$4,392	$0	$447,188
Cash flows from investing activities:
Additions to oil and gas properties, including acquisitions	(442,585)	(2,286)	0	(444,871)
Additions to furniture, fixtures and other	(3,819)	(288)	0	(4,107)
Proceeds from sale of properties	2,661	0	0	2,661
Cash flows from financing activities:
Proceeds from debt	20,000	0	0	20,000
Principal payments on debt	(25,000)	0	0	(25,000)
Intercompany transfers	1,818	(1,818)	0	0
Other financing activities	8,414	0	0	8,414

Change in cash and cash equivalents	4,285	0	0	4,285
Beginning cash and cash equivalents	54,405	0	0	54,405

Ending cash and cash equivalents	$58,690	$0	$0	$58,690

	Year Ended December 31, 2009
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities	$479,249	$1,495	$0	$480,744
Cash flows from investing activities:
Additions to oil and gas properties, including acquisitions	(448,883)	(1,528)	0	(450,411)
Additions to furniture, fixtures and other	(2,811)	(1,160)	0	(3,971)
Proceeds from sale of properties	3,748	0	0	3,748
Cash flows from financing activities:
Proceeds from debt	337,930	0	0	337,930
Principal payments on debt	(349,000)	0	0	(349,000)
Intercompany transfers	(1,193)	1,193	0	0
Other financing activities	(7,698)	0	0	(7,698)

Change in cash and cash equivalents	11,342	0	0	11,342
Beginning cash and cash equivalents	43,063	0	0	43,063

Ending cash and cash equivalents	$54,405	$0	$0	$54,405

	Year Ended December 31, 2008
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities	$398,130	$4,817	$0	$402,947
Cash flows from investing activities:
Additions to oil and gas properties, including acquisitions	(560,995)	(7,450)	0	(568,445)
Additions to furniture, fixtures and other	(4,752)	0	0	(4,752)
Proceeds from sale of properties	2,405	0	0	2,405
Cash flows from financing activities:
Proceeds from debt	319,800	0	0	319,800
Principal payments on debt	(167,300)	0	0	(167,300)
Intercompany transfers	(2,633)	2,633	0	0
Other financing activities	(1,877)	0	0	(1,877)

Change in cash and cash equivalents	(17,222)	0	0	(17,222)
Beginning cash and cash equivalents	60,285	0	0	60,285

Ending cash and cash equivalents	$43,063	$0	$0	$43,063

15. Supplementary Oil and Gas Information (unaudited)

Costs Incurred. Costs incurred in oil and gas property acquisition, exploration and development activities and related depletion per equivalent unit-of-production were as follows:

	Year Ended December 31,
	2010	2009	2008
	(in thousands, except per Mcfe data)
Acquisition costs:
Unproved properties	$25,206	$70,108	$33,057
Proved properties	3,158	0	6,314
Exploration costs	82,858	185,339	342,890
Development costs	358,273	147,216	213,996
Asset retirement obligation	1,344	(1,199)	8,198

Total costs incurred	$470,839	$401,464	$604,455

Depletion per Mcfe of production	$2.64	$2.76	$2.59

Supplemental Oil and Gas Reserve Information. The reserve information presented below is based on estimates of net proved reserves as of December 31, 2008, 2009 and 2010 that were prepared by internal petroleum engineers in accordance with guidelines established by the SEC and were audited by the Company’s independent petroleum engineering firm Netherland, Sewell & Associates, Inc. (“NSAI”) in 2008, 2009 and 2010.

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

Analysis of Changes in Proved Reserves. The following table sets forth information regarding the Company’s estimated net total proved and proved developed oil and gas reserve quantities:

	Oil (MBbls)	Gas (MMcf)	Equivalent Units (MMcfe)
Proved reserves:
Balance, December 31, 2007	3,222	538,313	557,645
Purchases of oil and gas reserves in place	3	3,060	3,078
Extension, discoveries and other additions	2,047	183,918	196,200
Revisions of previous estimates	1,051	132,780	139,086
Sales of reserves	0	(126)	(126)
Production	(661)	(73,623)	(77,589)

Balance, December 31, 2008	5,662	784,322	818,294

Purchases of oil and gas reserves in place	0	487	487
Extension, discoveries and other additions	1,381	169,007	177,293
Revisions of previous estimates	1,451	49,968	58,674
Sales of reserves	0	(246)	(246)
Production	(710)	(85,485)	(89,745)

Balance, December 31, 2009	7,784	918,053	964,757

Purchases of oil and gas reserves in place	2	1,184	1,196
Extension, discoveries and other additions	5,275	153,381	185,031
Revisions of previous estimates	1,032	61,525	67,717
Sales of reserves	(10)	(3,796)	(3,856)
Production	(1,089)	(89,964)	(96,498)

Balance, December 31, 2010	12,994	1,040,383	1,118,347

Proved developed reserves:
December 31, 2008	3,100	416,546	435,146
December 31, 2009	4,140	455,323	480,163
December 31, 2010	5,959	499,440	535,194
Proved undeveloped reserves:
December 31, 2008	2,562	367,776	383,148
December 31, 2009	3,644	462,730	484,592
December 31, 2010	7,035	540,943	583,153

At December 31, 2010, the Company revised its proved reserves upward by 39.8 Bcfe, excluding pricing revisions, due to improved production performance in Piceance and Wind River Basins and the addition of 24.7 Bcfe of reserves from the third offsetting development spacing areas added as proved undeveloped in the Piceance Basin. The Company revised its 2010 year-end proved reserves upward by 27.4 Bcfe, as 2010 pricing was $3.95 per MMBtu and $75.96 per barrel of oil compared to 2009 pricing of $3.04 per MMBtu and $57.65 per barrel of oil. Prices were adjusted by lease for quality, transportation fees and regional price differences.

At December 31, 2009, the Company revised its proved reserves upward by 101.5 Bcfe, excluding pricing revisions, due to improved production performance in Piceance, West Tavaputs and Blacktail Ridge and the increased revenue associated with the recovery of NGLs and reduced drilling and completion costs in Piceance. Also included in the engineering revisions was the addition of 64 Bcfe from the second offsetting development spacing areas added as proved undeveloped in the Piceance Basin. The total reserves from the second development spacing areas in the Piceance Basin was 86.3 Bcfe, of which 64 Bcfe was in the engineering revision category and 22.3 Bcfe was in the extension and discoveries category resulting from drilling and completion operations in 2009. The Company also revised its 2009 year-end proved reserves downward by 42.8 Bcfe, as 2009 pricing was $3.04 per MMBtu and $57.65 per barrel of oil compared to 2008 pricing of $4.61 per MMBtu and $41.00 per barrel of oil (using the former SEC end of year pricing). Prices were adjusted by lease for quality, transportation fees and regional price differences.

At December 31, 2008, the Company revised its proved reserves upward by 146.4 Bcfe, excluding pricing revisions, primarily as a result of adding increased density proved undeveloped locations in the Piceance and Uinta Basins and improved production performance by wells located in each of the Company’s major producing basins: Wind River, Uinta, Powder River and Piceance. The Company also revised its 2008 year-end proved reserves downward by 7.3 Bcfe, as year-end 2008 pricing was $4.61 per MMBtu and $41.00 per barrel of oil compared to year-end 2007 pricing of $6.04 per MMBtu and $92.50 per barrel of oil. Year-end prices were adjusted by lease for quality, transportation fees and regional price differences.

Standardized Measure. Certain information concerning the assumptions used in computing the valuation of proved reserves and their inherent limitations are discussed below. The Company believes such information is essential for a proper understanding and assessment of the data presented.

For the years ended December 31, 2010 and 2009, future cash inflows are calculated by applying the current SEC 12-month average pricing of oil and gas relating to the Company’s proved reserves to the year-end quantities of those reserves. For the year ended December 31, 2010, calculations were made using prices of $75.96 per Bbl for oil and $3.95 per MMBtu for gas, as compared to the average benchmark prices of $63.01 per Bbl for oil and $4.76 per MMBtu for gas. For the year ended December 31, 2009, calculations were made using prices of $57.65 per Bbl for oil and $3.04 per MMBtu for gas, as compared to the average benchmark prices of $45.26 per Bbl for oil and $3.50 per MMBtu for gas. For the year ended December 31, 2008, future cash inflows were computed by applying the former SEC end of year pricing of oil and gas relating to the Company’s proved reserves to the year-end quantities of those reserves. Year-end calculations were made using prices of $41.00 per Bbl for oil and $4.61 per MMBtu for gas for 2008, as compared to the benchmark prices of $20.71 per Bbl for oil and $4.78 per MMBtu for gas. The differences between the average benchmark prices and the average prices used in the calculation of the standardized measure are attributable to adjustments made for transportation, quality and basis differentials. The Company also records an overhead charge against its future cash flows.

The assumptions used to calculate estimated future cash inflows do not necessarily reflect the Company’s expectations of actual revenues or costs, nor their present worth. In addition, variations from the expected production rate also could result directly or indirectly from factors outside of the Company’s control, such as unexpected delays in development, changes in prices or regulatory or environmental policies. The reserve valuation further assumes that all reserves will be disposed of by production. However, if reserves are sold in place, additional economic considerations could also affect the amount of cash eventually realized.

Future development and production costs are calculated by estimating the expenditures to be incurred in developing and producing the proved oil and gas reserves at the end of the year, based on year-end costs and assuming continuation of existing economic conditions.

Future income tax expenses are calculated by applying the appropriate year-end statutory tax rates, with consideration of future tax rates already legislated, to the future pre-tax net cash flows relating to the Company’s proved oil and gas reserves. Permanent differences in oil and gas related tax credits and allowances are recognized.

A 10% annual discount rate was used to reflect the timing of the future net cash flows relating to proved oil and gas reserves.

The following table presents the standardized measure of discounted future net cash flows related to proved oil and gas reserves:

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Future cash inflows	$5,771,398	$3,565,201	$3,868,227
Future production costs	(1,259,968)	(923,615)	(898,653)
Future development costs	(1,260,154)	(1,035,669)	(882,201)
Future income taxes	(832,714)	(227,982)	(389,275)

Future net cash flows	2,418,562	1,377,935	1,698,098
10% annual discount	(1,286,196)	(787,143)	(839,955)

Standardized measure of discounted future net cash flows	$1,132,366	$590,792	$858,143

The present value (at a 10% annual discount) of future net cash flows from the Company’s proved reserves is not necessarily the same as the current market value of its estimated oil and natural gas reserves. The Company bases the estimated discounted future net cash flows from its proved reserves on prices and costs in effect on the day of estimate in accordance with the applicable accounting guidance. However, actual future net cash flows from its oil and natural gas properties will also be affected by factors such as actual prices the Company receives for oil and natural gas, the amount and timing of actual production, supply of and demand for oil and natural gas and changes in governmental regulations or taxation.

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

A summary of changes in the standardized measure of discounted future net cash flows is as follows:

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Standardized measure of discounted future net cash flows, beginning of period	$590,792	$858,143	$941,246
Sales of oil and gas, net of production costs and taxes	(393,098)	(248,499)	(445,909)
Extensions, discoveries and improved recovery, less related costs	237,768	93,550	243,289
Quantity revisions	70,811	79,616	268,365
Price revisions	738,424	(365,855)	(353,264)
Previously estimated development costs incurred during the period	195,542	171,241	100,218
Changes in estimated future development costs	(118,883)	(40,469)	(121,022)
Accretion of discount	68,484	103,891	120,385
Purchases of reserves in place	2,253	524	6,397
Sales of reserves	(3,049)	(65)	(191)
Changes in production rates (timing) and other	13,281	(148,009)	16,790
Net changes in future income taxes	(269,959)	86,724	81,839

Standardized measure of discounted future net cash flows, end of period	$1,132,366	$590,792	$858,143

16. Quarterly Financial Data (unaudited)

The following is a summary of the unaudited quarterly financial data, including income before income taxes, net income and net income per common share for the years ended December 31, 2010 and 2009.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Year ended December 31, 2010:
Total revenues	$157,810	$196,625	$180,631	$163,398
Less: costs and expenses	110,190	122,620	130,166	163,133

Operating income	$47,620	$74,005	$50,465	$265
Income (loss) before income taxes	37,517	62,911	39,526	(11,499)
Net income (loss)	23,977	39,198	24,562	(7,235)
Net income (loss) per common share, basic	0.53	0.87	0.54	(0.16)
Net income (loss) per common share, diluted	0.53	0.86	0.54	(0.16)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Year ended December 31, 2009:
Total revenues	$144,740	$138,890	$148,760	$165,773
Less: costs and expenses	96,712	115,889	136,921	130,258

Operating income	$48,028	$23,001	$11,839	$35,515
Income before income taxes	43,097	17,830	2,137	25,110
Net income	26,413	10,608	718	12,479
Net income per common share, basic	0.59	0.24	0.02	0.28
Net income per common share, diluted	0.59	0.24	0.02	0.28