Form 10-Q
period 2011-03-31
BILL BARRETT CORP
filed 2011-05-03
CIK 1172139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

There were 47,192,365 shares of $0.001 par value common stock outstanding on April 22, 2011.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

BILL BARRETT CORPORATION

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2011	December 31, 2010
	(in thousands, except share and per share data)
Assets:
Current Assets:
Cash and cash equivalents	$41,210	$58,690
Accounts receivable, net of allowance for doubtful accounts of $831 for March 31, 2011 and $814 for December 31, 2010	76,293	72,594
Prepayments and other current assets	7,444	11,444
Derivative assets	32,730	64,920

Total current assets	157,677	207,648
Property and Equipment — At cost, successful efforts method for oil and gas properties:
Proved oil and gas properties	2,870,744	2,752,981
Unproved oil and gas properties, excluded from amortization	279,092	274,282
Furniture, equipment and other	28,953	28,501

	3,178,789	3,055,764
Accumulated depreciation, depletion, amortization and impairment	(1,307,440)	(1,243,945)

Total property and equipment, net	1,871,349	1,811,819
Deferred Financing Costs and Other Noncurrent Assets	18,969	19,033

Total	$2,047,995	$2,038,500

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts payable and accrued liabilities	$87,003	$83,981
Amounts payable to oil and gas property owners	18,899	19,803
Production taxes payable	39,776	38,410
Derivative liabilities	12,079	943
Deferred income taxes	8,962	22,820

Total current liabilities	166,719	165,957
Note Payable to Bank	0	0
Senior Notes	240,113	239,766
Convertible Senior Notes	166,131	164,633
Asset Retirement Obligations	53,274	52,270
Deferred Income Taxes	273,998	266,009
Derivatives and Other Noncurrent Liabilities	8,814	8,903
Stockholders’ Equity:
Common stock, $0.001 par value; authorized 150,000,000 shares; 47,157,503 and 46,813,269 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively, with 880,124 and 891,453 shares subject to restrictions, respectively	46	46
Additional paid-in capital	836,985	830,903
Retained earnings	277,399	262,184
Treasury stock, at cost: zero shares at March 31, 2011 and December 31, 2010	0	0
Accumulated other comprehensive income	24,516	47,829

Total stockholders’ equity	1,138,946	1,140,962

Total	$2,047,995	$2,038,500

See notes to unaudited consolidated financial statements.

BILL BARRETT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2011	2010
	(in thousands, except share and per share data)
Operating and Other Revenues:
Oil and gas production	$172,197	$163,649
Commodity derivative loss	(11,112)	(5,664)
Other	238	(175)

Total operating and other revenues	161,323	157,810
Operating Expenses:
Lease operating expense	13,299	12,441
Gathering, transportation and processing expense	19,336	15,970
Production tax expense	8,566	8,289
Exploration expense	1,351	301
Impairment, dry hole costs and abandonment expense	283	2,879
Depreciation, depletion and amortization	65,394	56,534
General and administrative expense	17,696	13,776

Total operating expenses	125,925	110,190

Operating Income	35,398	47,620
Other Income and Expense:
Interest and other income	63	20
Interest expense	(12,042)	(10,123)

Total other income and expense	(11,979)	(10,103)

Income before Income Taxes	23,419	37,517
Provision for Income Taxes	8,204	13,540

Net Income	$15,215	$23,977

Net Income Per Common Share, Basic	$0.33	$0.53

Net Income Per Common Share, Diluted	$0.33	$0.53

Weighted Average Common Shares Outstanding, Basic	46,092,625	44,909,655
Weighted Average Common Shares Outstanding, Diluted	46,766,503	45,408,146

See notes to unaudited consolidated financial statements.

BILL BARRETT CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(UNAUDITED)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Comprehensive Income (Loss)
	(in thousands)
Balance — December 31, 2009	$45	$792,418	$181,682	$0	$54,410	$1,028,555
Exercise of options, restricted stock activity and shares exchanged for exercise and tax withholding	1	23,777	0	(3,685)	0	20,093	$0
APIC pool for excess tax benefits related to stock-based compensation	0	(52)	0	0	0	(52)	0
Stock-based compensation	0	18,445	0	0	0	18,445	0
Retirement of treasury stock	0	(3,685)	0	3,685	0	0	0
Comprehensive income:
Net income	0	0	80,502	0	0	80,502	80,502
Effect of derivative financial instruments, net of $4,086 of taxes	0	0	0	0	(6,581)	(6,581)	(6,581)

Total comprehensive income							$73,921

Balance — December 31, 2010	$46	$830,903	$262,184	$0	$47,829	$1,140,962
Exercise of options, restricted stock activity and shares exchanged for exercise and tax withholding	0	4,452	0	(3,408)	0	1,044	$0
Stock-based compensation	0	5,038	0	0	0	5,038	0
Retirement of treasury stock	0	(3,408)	0	3,408	0	0	0
Comprehensive loss:							0
Net income	0	0	15,215	0	0	15,215	15,215
Effect of derivative financial instruments, net of $14,075 of taxes	0	0	0	0	(23,313)	(23,313)	(23,313)

Total comprehensive loss							$(8,098)

Balance — March 31, 2011	$46	$836,985	$277,399	$0	$24,516	$1,138,946

See notes to unaudited consolidated financial statements.

BILL BARRETT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Operating Activities:
Net Income	$15,215	$23,977
Adjustments to reconcile to net cash provided by operations:
Depreciation, depletion and amortization	65,394	56,534
Deferred income taxes	8,204	12,191
Impairment, dry hole costs and abandonment expense	283	2,879
Unrealized derivative loss	5,708	901
Stock compensation and other non-cash charges	5,091	4,255
Amortization of debt discounts and deferred financing costs	3,169	2,608
Loss on sale of properties	279	935
Change in operating assets and liabilities:
Accounts receivable	(3,699)	(1,327)
Prepayments and other assets	3,929	(2,446)
Accounts payable, accrued and other liabilities	(16,324)	(15,192)
Amounts payable to oil and gas property owners	(904)	738
Production taxes payable	1,366	2,923

Net cash provided by operating activities	87,711	88,976
Investing Activities:
Additions to oil and gas properties, including acquisitions	(105,172)	(91,145)
Additions of furniture, equipment and other	(720)	(709)
Proceeds from sale of properties and other investing activities	(344)	3,105

Net cash used in investing activities	(106,236)	(88,749)
Financing Activities:
Proceeds from credit facility	0	20,000
Principal payments on credit facility	0	(10,000)
Proceeds from stock option exercises	4,353	1,494
Deferred financing costs and other	(3,308)	(14,872)

Net cash provided by (used in) financing activities	1,045	(3,378)

Decrease in Cash and Cash Equivalents	(17,480)	(3,151)
Beginning Cash and Cash Equivalents	58,690	54,405

Ending Cash and Cash Equivalents	$41,210	$51,254

See notes to unaudited consolidated financial statements.

BILL BARRETT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

March 31, 2011

1. Organization

Bill Barrett Corporation (the “Company”), a Delaware corporation, is an independent oil and gas company engaged in the exploration, development and production of natural gas and crude oil. Since its inception in January 2002, the Company has conducted its activities principally in the Rocky Mountain region of the United States.

2. Summary of Significant Accounting Policies

Basis of Presentation. The accompanying Unaudited Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying Unaudited Consolidated Financial Statements include all adjustments (consisting of normal and recurring accruals) considered necessary to present fairly the Company’s financial position as of March 31, 2011, the Company’s results of operations for the three months ended March 31, 2011 and 2010 and cash flows for the three months ended March 31, 2011 and 2010. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the full year because of the impact of fluctuations in prices received for natural gas and oil, natural production declines, timing of development and exploration activities, the uncertainty of exploration and development drilling results and other factors. For a more complete understanding of the Company’s operations, financial position and accounting policies, the Unaudited Consolidated Financial Statements and the notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 previously filed with the SEC.

In the course of preparing the Unaudited Consolidated Financial Statements, management makes various assumptions, judgments and estimates to determine the reported amount of assets, liabilities, revenue and expenses and in the disclosures of commitments and contingencies. Changes in these assumptions, judgments and estimates will occur as a result of the passage of time and the occurrence of future events and, accordingly, actual results could differ from amounts initially established.

The most significant areas requiring the use of assumptions, judgments and estimates relate to the intended cash settlement of the Company’s 5% Convertible Senior Notes due 2028 (“Convertible Notes”) in computing diluted earnings per share, volumes of natural gas and oil reserves used in calculating depreciation, depletion and amortization (“DD&A”), the amount of expected future cash flows used in determining possible impairments of oil and gas properties and the amount of future capital costs used in these calculations. Assumptions, judgments and estimates also are required in determining future abandonment obligations, impairments of undeveloped properties, valuing deferred tax assets and estimating fair values of derivative instruments and stock-based payment awards.

Oil and Gas Properties. The Company’s oil and gas exploration and production activities are accounted for using the successful efforts method. Under this method, all property acquisition costs and costs of exploratory and development wells are capitalized when incurred, pending determination of whether the well has found proved reserves. If an exploratory well does not find proved reserves, the costs of drilling the well are charged to expense and included within cash flows from investing activities in the Unaudited Consolidated Statements of Cash Flows. The costs of development wells are capitalized whether productive or nonproductive. Oil and gas lease acquisition costs are also capitalized. Interest cost is capitalized as a component of property cost for significant exploration and development projects that require greater than six months to be readied for their intended use. The weighted average interest rates used to capitalize interest were 12.3% and 11.4% for the three months ended March 31, 2011 and 2010, which include interest and amortization of discounts and deferred financing fees on the Company’s Convertible Notes, its 9.875% Senior Notes due 2016 (“Senior Notes”) and its credit facility. The Company capitalized interest costs of $0.4 million and $1.3 million for the three months ended March 31, 2011 and 2010, respectively.

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

Unproved oil and gas property costs are transferred to proved oil and gas properties if the properties are subsequently determined to be productive and are assigned proved reserves. Proceeds from sales of partial interests in unproved leases are accounted for as a recovery of cost without recognizing any gain until all costs are recovered. Unproved oil and gas properties are assessed periodically for impairment based on remaining lease terms, drilling results, reservoir performance, commodity price outlooks, future plans to develop acreage and other relevant matters. During the three months ended March 31, 2011 and 2010, the Company did not recognize any non-cash impairment charges related to its unproved oil and gas properties.

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

The following table sets forth the net capitalized costs and associated accumulated DD&A, and non-cash impairments relating to the Company’s natural gas and oil producing activities:

	As of March 31, 2011	As of December 31, 2010
	(in thousands)
Proved properties	$438,572	$437,741
Wells and related equipment and facilities	2,188,615	2,083,329
Support equipment and facilities	231,088	219,280
Materials and supplies	12,469	12,631

Total proved oil and gas properties	2,870,744	2,752,981
Accumulated depreciation, depletion, amortization and impairment	(1,293,813)	(1,230,975)

Total proved oil and gas properties, net	$1,576,931	$1,522,006

Unproved properties	$175,909	$172,242
Wells and facilities in progress	103,183	102,040

Total unproved oil and gas properties, excluded from amortization	$279,092	$274,282

Net changes in capitalized exploratory well costs for the three months ended March 31, 2011 are reflected in the following table (in thousands):

Beginning of period	$9,041
Additions to capitalized exploratory well costs pending the determination of proved reserves	3,910
Reclassifications of wells, facilities and equipment based on the determination of proved reserves	(371)
Exploratory well costs charged to dry hole costs and abandonment expense	0

End of period	$12,580

The following table presents costs of exploratory wells for which drilling has been completed for a period of greater than one year and which are included in unproved oil and gas properties as of March 31, 2011, pending determination of whether the wells will be assigned proved reserves:

	Time Elapsed Since Drilling Completed
	1-2 Years	3-5 Years	Total
Costs of wells for which drilling has been completed (in thousands)	$827	$5,716	$6,543
Number of wells for which drilling has been completed	7	35	42

As of March 31, 2011, exploratory well costs that have been capitalized for a period greater than one year since the completion of drilling were $6.5 million, all of which were related to coalbed methane wells located in the Powder River Basin. These wells were drilled into various coal seams. In order to produce gas from the coal seams, a period of dewatering lasting up to 36 months, or in some cases longer, is required prior to obtaining sufficient gas production to justify capital expenditures for compression and gathering and to classify the reserves as proved.

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

The Company reviews its proved oil and gas properties for impairment whenever events and circumstances indicate that a decline in the recoverability of their carrying value may have occurred. The Company estimates the expected undiscounted future cash flows of its oil and gas properties and compares such undiscounted future cash flows to the carrying amount of the oil and gas properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, the Company will adjust the carrying amount of the oil and gas properties to fair value. The factors used to determine fair value include, but are not limited to, recent sales prices of comparable properties, the present value of future cash flows, net of estimated operating and development costs using estimates of reserves, future commodity pricing, future production estimates, anticipated capital expenditures and various discount rates commensurate with the risk and current market conditions associated with realizing the expected cash flows projected. During the three months ended March 31, 2011 and 2010, the Company did not recognize any non-cash impairment charges related to its proved oil and gas properties.

The provision for DD&A of oil and gas properties is calculated on a field-by-field basis using the unit-of-production method. Oil is converted to natural gas equivalents, Mcfe, at the rate of one barrel to six Mcf. Estimated future dismantlement, restoration and abandonment costs, which are net of estimated salvage values, are taken into consideration.

Accounts Payable and Accrued Liabilities. Accounts payable and accrued expenses are comprised of the following (in thousands):

	March 31, 2011	December 31, 2010
Accrued drilling and facility costs	$53,306	$39,912
Accrued lease operating, gathering, transportation and processing expenses	19,556	15,610
Accrued general and administrative expenses	5,528	9,020
Trade payables and other	8,613	19,439

Total accounts payable and accrued liabilities	$87,003	$83,981

New Accounting Pronouncements. In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2010-06, Improving Disclosures about Fair Value Measurements, which amended Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures. The intent of this update was to improve disclosure requirements related to fair value measurements and disclosures. New disclosures were required regarding transfers in and out of Levels 1 and 2 and activity within Level 3 fair value measurements, as well as clarification of existing disclosures regarding the level of disaggregation of derivative contracts and disclosures about fair value measurement inputs and valuation techniques. The guidance was effective for interim and annual periods beginning after December 15, 2009, except for the Level 3 reconciliation disclosures, which were effective for interim and annual periods beginning after December 15, 2010. The Company adopted the provisions for the quarter ended March 31, 2010, except for the Level 3 reconciliation disclosures, which were adopted for the quarter ended March 31, 2011. The adoption of these disclosure requirements did not have a material impact on the Company’s financial statements.

3. Earnings Per Share

Basic net income per share of common stock is calculated by dividing net income attributable to common stock by the weighted average number of common shares outstanding during each period. Nonvested equity shares of common stock are included in the computation of basic net income per share only after the shares become fully vested. Diluted net income per share of common stock is calculated by dividing net income attributable to common stock by the weighted average number of common shares outstanding and other dilutive securities. Potentially dilutive securities for the diluted net income per share calculations consist of nonvested equity shares of common stock, in-the-money outstanding stock options to purchase the Company’s common stock and shares into which the Convertible Notes are convertible.

In satisfaction of its obligation upon conversion of the Convertible Notes, the Company may elect to deliver, at its option, cash, shares of its common stock or a combination of cash and shares of its common stock. The Company currently intends to settle the Convertible Notes in cash at or near the initial redemption date of March 26, 2012; therefore, the treasury stock method was used to measure the potentially dilutive impact of shares associated with that conversion feature. The Convertible Notes issued March 12, 2008 have not been dilutive since their issuance, and therefore, did not impact the diluted net income per share calculation for the three months ended March 31, 2011 and 2010. The diluted net income per share excludes the anti-dilutive effect of 192,835 and 338,320 shares of stock options and nonvested performance-based equity shares of common stock for the three months ended March 31, 2011 and 2010, respectively.

The following table sets forth the calculation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2011	2010
Net income	$15,215	$23,977
Basic weighted-average common shares outstanding in period	46,093	44,910
Add dilutive effects of stock options and nonvested equity shares of common stock	674	498

Diluted weighted-average common shares outstanding in period	46,767	45,408

Basic net income per common share	$0.33	$0.53

Diluted net income per common share	$0.33	$0.53

4. Supplemental Disclosures of Cash Flow Information

Supplemental cash flow information is as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Cash paid for interest, net of amount capitalized	$16,361	$16,856
Cash paid for income taxes, net of refunds received	(7,503)	1,764
Supplemental disclosures of non-cash investing and financing activities:
Current liabilities that are reflected in investing activities	58,223	45,422
Net increase (decrease) in asset retirement obligations	848	(1,058)
Treasury stock acquired from employee stock option exercises	100	35
Retirement of treasury stock	(3,408)	(3,383)

5. Dispositions and Property Held for Sale

At December 31, 2009, the Company had properties held for sale in its North Hill Creek field located in the Uinta Basin. In March 2010, the Company completed the sale of these properties. The Company received $3.1 million in cash proceeds and recognized a $0.9 million pre-tax loss, which is included in other operating revenues in the Unaudited Consolidated Statements of Operations for the three months ended March 31, 2010.

6. Long-Term Debt

The Company’s outstanding debt is summarized below (in thousands):

		As of March 31, 2011			As of December 31, 2010
	Maturity Date	Principal	Unamortized Discount	Carrying Amount	Principal	Unamortized Discount	Carrying Amount
Credit Facility	April 1, 2014	$0	$0	$0	$0	$0	$0
Senior Notes (1)	July 15, 2016	250,000	(9,887)	240,113	250,000	(10,234)	239,766
Convertible Notes (2)	March 15, 2028 (3)	172,500	(6,369)	166,131	172,500	(7,867)	164,633

(1)	The aggregate estimated fair value of the Senior Notes was approximately $281.3 million as of March 31, 2011 based on quoted market trades of these instruments.
(2)	The aggregate fair value of the Convertible Notes was approximately $177.2 million as of March 31, 2011. Because there is no active, public market for the Convertible Notes, the fair value was based on market-based parameters of the various components of the Convertible Notes and over-the-counter trades.
(3)	The Company currently expects that the holders will put the Convertible Notes to the Company in March 2012. The Company also has the option to call the Convertible Notes anytime thereafter.

Revolving Credit Facility

On March 16, 2010, the Company amended its credit facility (the “Amended Credit Facility”) and extended the maturity date to April 1, 2014. The Amended Credit Facility bears interest, based on the borrowing base usage, at the applicable London Interbank Offered Rate (“LIBOR”) plus applicable margins ranging from 2.0% to 3.0% or an alternate base rate (“ABR”), based upon the greater of the prime rate, the federal funds effective rate plus 0.5% or the adjusted one month LIBOR plus 1.0%, plus applicable margins ranging from 1.0% to 2.0%. The borrowing base is required to be redetermined twice per year. On March 25, 2011, the borrowing base was reaffirmed at $800.0 million with commitments from 19 lenders of $700.0 million, based on December 31, 2010 reserves and hedge position. The Company pays annual commitment fees of 0.5% of the unused amount of the commitments. The Amended Credit Facility is secured by natural gas and oil properties representing at least 80% of the value of the Company’s proved reserves and the pledge of all of the stock of the Company’s subsidiaries. The Amended Credit Facility also contains certain financial covenants. The Company currently is in compliance with all financial covenants and has complied with all financial covenants for all prior periods.

As of March 31, 2011, the Company did not have a balance outstanding under the Amended Credit Facility. As credit support for future payment under a contractual obligation, a $26.0 million letter of credit was issued under the Amended Credit Facility, effective May 4, 2010, which reduced the borrowing capacity of the Amended Credit Facility by $26.0 million to $674.0 million.

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

9.875% Senior Notes Due 2016

The Senior Notes, which were issued on July 8, 2009, are senior unsecured obligations of the Company and rank equal in right of payment with all of the Company’s other existing and future senior unsecured indebtedness, including the Company’s Convertible Notes. Interest is payable in arrears semi-annually on January 15 and July 15 each year. The Senior Notes are fully and unconditionally guaranteed by the subsidiaries that guarantee the Company’s indebtedness under the Amended Credit Facility and the Convertible Notes. The Senior Notes include certain covenants that limit the Company’s ability to incur additional indebtedness, pay dividends, make restricted payments, create liens and sell assets. The Company is currently in compliance with all financial covenants and has complied with all financial covenants for all prior periods.

The following table summarizes the cash portion of interest expense related to the Amended Credit Facility, Convertible Notes and Senior Notes along with the non-cash portion resulting from the amortization of the debt discount and transaction costs through interest expense (in thousands):

	Three Months Ended March 31,
	2011	2010
Amended Credit Facility (1)
Cash interest	$981	$449
Non-cash interest	$780	$405
Senior Notes (2)
Cash interest	$6,172	$6,172
Non-cash interest	$608	$551
Convertible Notes (3)
Cash interest	$2,156	$2,156
Non-cash interest	$1,783	$1,652

(1)	Cash interest includes amounts related to interest and commitment fees paid on the line of credit and participation and fronting fees paid on the letter of credit.
(2)	The stated interest rate for the Senior Notes is 9.875% per annum with an effective interest rate of 11.3% per annum.
(3)	The stated interest rate for the Convertible Notes is 5% per annum with an effective interest rate of 9.7% per annum. The effective interest rate of the Convertible Notes includes amortization of the debt discount, which represents the fair value of the equity conversion feature at the time of issue.

7. Asset Retirement Obligations

The estimated fair value of the future costs associated with dismantlement, abandonment and restoration of oil and gas properties is recorded generally upon acquisition or completion of a well. The net estimated costs are discounted to present values using a credit-adjusted, risk-free rate over the estimated economic life of the oil and gas properties. Such costs are capitalized as part of the related asset. The asset is depleted on the units-of-production method on a field-by-field basis. The associated liability is classified in current and long-term liabilities in the Unaudited Consolidated Balance Sheets. The liability is periodically adjusted to reflect (1) new liabilities incurred, (2) liabilities settled during the period, (3) accretion expense, and (4) revisions to estimated future cash flow requirements. The accretion expense is recorded as a component of depreciation, depletion and amortization expense in the Unaudited Consolidated Statements of Operations.

A reconciliation of the Company’s asset retirement obligations for the three months ended March 31, 2011 is as follows (in thousands):

Beginning of period	$53,079
Liabilities incurred	848
Liabilities settled	(96)
Accretion expense	937
Revisions to estimate	0

End of period	$54,768
Less: current asset retirement obligations	1,494

Long-term asset retirement obligations	$53,274

8. Fair Value Measurements

Assets and Liabilities Measured on a Recurring Basis

The Company’s financial instruments, including cash and cash equivalents, accounts and notes receivable and accounts payable are carried at cost, which approximates fair value due to the short-term maturity of these instruments. The recorded value of the Amended Credit Facility approximates its fair value due to its floating rate structure. However, the balance of the Amended Credit Facility was zero as of March 31, 2011. The Company’s other financial and non-financial assets and liabilities that are measured on a recurring basis are measured and reported at fair value.

The following tables sets forth by level within the fair value hierarchy the Company’s financial assets and financial liabilities as of March 31, 2011 and December 31, 2010 that were measured at fair value on a recurring basis. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of assets and liabilities and their placement within the fair value hierarchy levels.

As of March 31, 2011

	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Deferred Compensation Plan	$323	$0	$0	$323
Commodity Derivatives	0	55,531	0	55,531
Liabilities
Commodity Derivatives	$0	$(42,235)	$0	$(42,235)

As of December 31, 2010

	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Deferred Compensation Plan	$260	$0	$0	$260
Commodity Derivatives	0	81,685	0	81,685
Liabilities
Commodity Derivatives	$0	$(25,294)	$0	$(25,294)

All fair values reflected in the table above and on the Unaudited Consolidated Balance Sheets have been adjusted for non-performance risk. For applicable financial assets carried at fair value, the credit standing of the counterparties is analyzed and factored into the fair value measurement of those assets. In addition, the fair value measurement of a liability has been adjusted to reflect the nonperformance risk of the Company. The following methods and assumptions were used to estimate the fair values of the assets and liabilities in the table above.

Level 1 Fair Value Measurements – The Company maintains a non-qualified deferred compensation plan (as discussed in more detail in Note 13) which allows certain management employees to defer receipt of a portion of their compensation. The Company maintains assets for the deferred compensation plan in a rabbi trust. The assets of the rabbi trust are invested in publicly traded mutual funds and are recorded in other current and other long-term assets on the Unaudited Consolidated Balance Sheets. These financial assets are reported at fair value based on active market quotes, which represent Level 1 inputs.

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

Level 3 Fair Value Measurements - As of March 31, 2011, and for the three months ended March 31, 2011, the Company did not have assets or liabilities measured under a Level 3 fair value hierarchy.

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

All derivative instruments, other than those that meet the normal purchase and normal sale exception as mentioned above, are recorded at fair market value and included in the Unaudited Consolidated Balance Sheets as assets or liabilities. The following table summarizes the location and fair value amounts of all derivative instruments in the Unaudited Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
	(in thousands)
Derivatives Designated as Cash Flow Hedging Instruments Assets:
Current: Derivative assets	$43,804	$80,460
Current: Derivative liability (1)	10,749	0
Derivatives and other noncurrent liabilities (1)(3)	961	1,166
Liabilities:
Current: Derivative assets (2)	(6,206)	(2,172)
Current: Derivative liability	(7,535)	(943)
Derivatives and other noncurrent liabilities (3)	(3,411)	(2,925)

Total derivatives designated as cash flow hedging instruments	$38,362	$75,586

Derivatives Not Designated as Cash Flow Hedging Instruments Assets:
Current: Derivative assets	$4	$59
Current: Derivative liability (1)	13	0
Liabilities:
Current: Derivative assets (2)	(4,872)	(13,427)
Current: Derivative liability	(15,306)	0
Derivatives and other noncurrent liabilities (3)	(4,905)	(5,827)

Total derivatives not designated as cash flow hedging instruments	$(25,066)	$(19,195)

Total Derivatives	$13,296	$56,391

(1)	Amounts are netted against derivative liability balances with the same counterparty, and, therefore, are presented as a net liability on the Unaudited Consolidated Balance Sheets.
(2)	Amounts are netted against derivative asset balances with the same counterparty, and, therefore, are presented as a net asset on the Unaudited Consolidated Balance Sheets.
(3)	As of March 31, 2011 and December 31, 2010, this line item on the Unaudited Consolidated Balance Sheets also includes $1.5 million and $1.3 million, respectively, of other noncurrent liabilities.

For derivative instruments that qualify and are designated as cash flow hedges, changes in fair value, to the extent the hedges are effective, are recognized in accumulated other comprehensive income (“AOCI”) until the forecasted transaction occurs. The Company will reclassify the appropriate cash flow hedge amounts from AOCI to oil and gas production revenues in the Unaudited Consolidated Statements of Operations as the hedged production quantity is sold. Based on projected market prices as of March 31, 2011, the amount to be reclassified from AOCI to net income in the next 12 months would be an after-tax net gain of approximately $23.1 million. Any actual increase or decrease in revenues will depend upon market conditions over the period during which the forecasted transactions occur. The Company anticipates that all originally forecasted transactions related to the Company’s derivatives that continue to be accounted for as cash flow hedges will occur by the end of the originally specified time periods.

The commodity hedge instruments designated as cash flow hedges are at highly liquid trading locations but may contain slight differences compared to the delivery location of the forecasted sale, which may result in ineffectiveness. Although those derivatives may not achieve 100% effectiveness for accounting purposes, the Company believes that its derivative instruments continue to be highly effective in achieving its risk management objectives. The ineffective portion of commodity hedge derivatives is reported in commodity derivative loss in the Unaudited Consolidated Statements of Operations. The following table summarizes the cash flow hedge gains and losses and their locations on the Unaudited Consolidated Balance Sheet and the Unaudited Consolidated Statement of Operations for the periods indicated:

	Derivatives Qualifying as Cash Flow Hedges	Three Months Ended March 31,
		2011	2010
		(in thousands)
Amount of Gain (Loss) Recognized in AOCI (net of tax)	Commodity Hedges	(5,862)	62,305
Amount of Gain Reclassified from AOCI into Income (net of tax)	Commodity Hedges(1)	17,451	13,129
Amount of Gain Recognized in Income on Ineffective Hedges	Commodity Hedges(1)	163	393

(1)	Gains and losses reclassified from AOCI into income as well as gains and losses on ineffective hedges are located in the Oil and Gas Production Revenues and the Commodity Derivative Loss line items, respectively, in the Unaudited Consolidated Statements of Operations.

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

Some of the Company’s commodity derivative instruments do not qualify or are not designated as cash flow hedges but are, to a degree, an economic offset to the Company’s commodity price exposure. If a commodity derivative instrument does not qualify or is not designated as a cash flow hedge, the change in the fair value of the derivative is recognized in commodity derivative loss in the Unaudited Consolidated Statements of Operations. These mark-to-market adjustments produce a degree of earnings volatility but have no cash flow impact relative to changes in market prices. The Company’s cash flow is only impacted when the underlying physical sales transaction takes place in the future and when the associated derivative instrument is settled by making or receiving a payment to or from the counterparty. Realized gains and losses of commodity derivative instruments that do not qualify as cash flow hedges are recognized in commodity derivative loss in the Unaudited Consolidated Statements of Operations and are reflected in cash flows from operations on the Unaudited Consolidated Statements of Cash Flows.

In addition to the swaps and collars discussed above, the Company has entered into basis only swaps. Basis only swaps hedge the difference between the New York Mercantile Exchange (“NYMEX”) gas price and the price received for the Company’s natural gas production at a specific delivery location. Although the Company believes that this is an appropriate part of a mitigation strategy, the basis only swaps do not qualify for hedge accounting because the total future cash flow has not been fixed. As a result, the changes in fair value of these derivative instruments are recorded in earnings and recognized in commodity derivative loss in the Unaudited Consolidated Statements of Operations. The Company has also entered into swap contracts to hedge the amount received related to natural gas liquids (“NGLs”) resulting from the processing of its natural gas. The NGL hedges were not designated as cash flow hedges and the changes in fair value of these derivative instruments were recorded in earnings.

The following table summarizes the location and amounts of gains and losses on derivative instruments that do not qualify for hedge accounting for the period indicated:

	Location of Loss Recognized in Income on Derivatives	Three Months Ended March 31,
		2011	2010
		(in thousands)
Amount of Loss Recognized in Income on Derivatives	Commodity Derivative Loss	$(11,275)	$(6,057)

As of March 31, 2011, the Company had financial instruments in place to hedge the following volumes for the periods indicated:

	April – December 2011	For the year 2012	For the year 2013	For the year 2014
Oil (Bbls)	770,000	475,800	109,500	73,000
Natural Gas (MMbtu)	40,262,500	26,990,000	0	0
Natural Gas Basis (MMbtu)	5,500,000	7,320,000	0	0
Natural Gas Liquids (Gallons)	52,050,000	13,200,000	0	0

The Company recognized a net increase in natural gas production revenues related to these contracts of $23.3 million and $15.9 million in the three months ended March 31, 2011 and 2010, respectively. The Company was also a party to various swap and collar contracts for oil, recognizing a decrease to oil production revenues related to these contracts of $0.8 million for the three months ended March 31, 2011 and an increase of $0.3 million in the three months ended March 31, 2010.

The table below summarizes the realized and unrealized gains and losses the Company recognized in the Unaudited Consolidated Statements of Operations related to its commodity derivative instruments for the periods indicated (in thousands):

	Three Months Ended March 31,
	2011	2010
Realized gain on derivatives designated as cash flow hedges (1)	$27,922	$21,008

Realized loss on derivatives not designated as cash flow hedges (2)	$(5,404)	$(4,763)
Unrealized ineffectiveness gain recognized on derivatives designated as cash flow hedges (2)	163	393
Unrealized loss on derivatives not designated as cash flow hedges (2)	(5,871)	(1,294)

Total commodity derivative loss	$(11,112)	$(5,664)

(1)	Included in “oil and gas production” revenues in the Unaudited Consolidated Statements of Operations.
(2)	Included in “commodity derivative loss” in the Unaudited Consolidated Statements of Operations.

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

10. Income Taxes

The Company accounts for uncertainty in income taxes for tax positions taken or expected to be taken in a tax return in accordance with the FASB’s rules on income taxes. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on technical merits. During the three months ended March 31, 2011, there was no change to the Company’s liability for uncertain tax positions.

The Company’s policy is to classify accrued penalties and interest related to unrecognized tax benefits in the Company’s income tax provision. The Company did not record any accrued interest or penalties associated with unrecognized tax benefits during the three months ended March 31, 2011.

Income tax expense for the three months ended March 31, 2011 and 2010 differs from the amounts that would be provided by applying the U.S. federal income tax rate to income before income taxes principally due to the effect of state income taxes, stock-based compensation and other operating expenses not deductible for income tax purposes.

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

The Company may occasionally acquire treasury stock, which is recorded at cost, in connection with the vesting and exercise of stock-based awards or for other reasons. As of March 31, 2011, all treasury stock held by the Company was retired.

12. Accumulated Other Comprehensive Income

The components of AOCI and related tax effects for the three months ended March 31, 2011 were as follows:

	Gross	Tax Effect	Net of Tax
	(in thousands)
Accumulated other comprehensive income—December 31, 2010	$76,613	$(28,784)	$47,829
Unrealized change in fair value of cash flow hedges	(9,466)	3,604	(5,862)
Reclassification adjustment for realized gains on hedges included in net income	(27,922)	10,471	(17,451)

Accumulated other comprehensive income—March 31, 2011	$39,225	$(14,709)	$24,516

13. Equity Incentive Compensation Plans and Other Employee Benefits

The Company maintains various stock-based compensation plans and other employee benefits as discussed below. Stock-based compensation is measured at the grant date based on the value of the awards, and the fair value is recognized on a straight-line basis over the requisite service period (usually the vesting period).

The following table presents the non-cash stock-based compensation related to equity awards for the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended March 31,
	2011	2010
Common stock options	$2,168	$2,024
Nonvested equity shares	2,060	1,698
Nonvested performance-based equity shares	174	182
Market performance-based equity shares	190	73

Total non-cash stock-based compensation	$4,592	$3,977

Unrecognized compensation cost as of March 31, 2011 was $35.6 million related to grants of nonvested stock options and nonvested equity shares of common stock that are expected to be recognized over a weighted-average period of 2.9 years. This amount includes $1.3 million related to the market-based nonvested equity shares that is expected to be recognized ratably through February 2014.

Stock Options and Nonvested Equity Shares. The following tables present the equity awards granted pursuant to the Company’s various stock compensation plans:

	Three Months Ended March 31, 2011
	Number of options	Weighted Average Price Per Share
Options to purchase shares of common stock	247,824	$39.02

	Three Months Ended March 31, 2011
	Number of shares	Weighted Average Grant Date Fair Value
Nonvested equity shares	287,602	$38.99

Nonvested performance-based equity shares	4,922	$39.88

Market performance-based equity shares	1,038	$39.88

Total shares granted	293,562

Performance Share Program. In February 2010, the Compensation Committee of the Board of Directors of the Company approved a new performance share program (the “2010 Program”) pursuant to the Company’s 2008 Stock Incentive Plan (the “2008 Incentive Plan”). A total of 325,000 shares under the 2008 Incentive Plan were set aside for this program. The vesting of these awards is contingent upon meeting various Company-wide performance goals. Upon commencement of the 2010 Program and during each subsequent year of the 2010 Program, the Compensation Committee will meet to approve target and stretch goals for certain operational or financial metrics that are selected by the Compensation Committee for the upcoming year and to determine whether metrics for the prior year have been met. These performance-based awards contingently vest over a period of up to four years, depending on the level at which the performance goals are achieved. Each year for four years, it is possible for up to 50% of the shares to vest based on the achievement of the performance goals. Twenty-five percent of the total grant will vest if each of the independent metrics are met at the target level, and an additional 25% of the total grant will vest if each of the independent metrics are met at the stretch level. If the actual results for a metric are between the target levels and the stretch levels, the vested number of shares will be adjusted on a prorated basis of the actual results compared to the target and stretch goals. If the target level metrics are not met, no shares will vest. In any event, the total number of common shares that could vest will not exceed the original number of performance shares granted. At the end of four years, any shares that had not vested were to be forfeited.

For the year ended December 31, 2010, the performance goals consisted of finding and development costs per Mcfe (weighted at 37.5%), combined lease operating expenses and general and administrative expenses (weighted at 25%) and production growth (weighted at 37.5%). Based on the Company’s performance with respect to those metrics during the year ended December 31, 2010 and the Compensation Committee’s approval in February 2011, 25.9% of the total grant vested in February 2011. The Company recorded the remaining non-cash stock-based compensation cost associated with these shares of $0.2 million for the three months ended March 31, 2011, for the remaining time vesting requirement through the February 2011 vest date.

As new goals are established each year for the performance-based awards, a new grant date and a new fair value are created for financial reporting purposes for those shares that could potentially vest in the upcoming year. Compensation cost is recognized based upon an estimate of the extent to which the performance goals would be met. If such goals are not met, no compensation cost is recognized and any previously recognized compensation cost is reversed.

On March 30, 2011, the Compensation Committee approved the performance metrics for vesting of the performance shares based on 2011 performance. For the year ending December 31, 2011, the performance goals consisted of annual production growth (weighted at 25%), increases to our natural gas and oil proved reserves (weighted at 25%), finding and development costs (weighted at 25%) and increases to the Company’s present value (at a 10% annual discount) of future net cash flows from proved reserves (weighted at 25%). For the three months ended March 31, 2011, the remaining unvested performance shares that were granted in 2010, along with 4,922 newly granted performance-based nonvested equity shares of common stock, were subject to the new grant date and the fair value was remeasured at $39.88 per share. Of those performance-based nonvested equity shares, 136,534 could potentially vest if all performance goals are met at the stretch level. Based upon the new grant date of March 30, 2011 for these shares, the non-cash stock-based compensation expense recognized for the remainder of the three months ended March 31, 2011 was minimal.

During the three months ended March 31, 2011, the Compensation Committee also modified the vesting terms of the Company’s nonvested equity awards that are subject to a market performance-based vesting condition, which is based on the Company’s total stockholder return (“TSR”) ranking relative to a defined peer group’s individual TSRs. The remeasured aggregate fair value of the market-based awards was $1.3 million based on a per-unit fair value of $39.88 on the new grant date. The fair value of the market-based awards is amortized ratably over the remaining three year requisite service period. All compensation expense related to the market-based awards will be recognized if the requisite service period is fulfilled, even if the market condition is not achieved. The Company recognized $0.2 million of compensation expense attributable to these awards for the three months ended March 31, 2011.

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

	Three Months Ended March 31,
	2011	2010
Director fees (shares)	2,791	2,303
Stock-based compensation (in thousands)	$111	$71

Other Employee Benefits-401(k) Savings Plan. The Company has an employee-directed 401(k) savings plan (the “401(k) Plan”) for all eligible employees over the age of 21. Employees become eligible the quarter following the beginning of their employment. Under the 401(k) Plan, employees may make voluntary contributions based upon a percentage of their pretax income.

The Company matches 100% of each employee’s contribution, up to 6% of the employee’s pretax income, with 50% of the match made with the Company’s common stock. The Company’s cash and common stock contributions and shares of common stock are fully vested upon the date of match and employees can immediately sell the portion of the match made with the Company’s common stock. The Company made matching cash and common stock contributions of $0.7 million and $0.6 million for the three months ended March 31, 2011 and 2010, respectively.

Deferred Compensation Plan. In 2010, the Company adopted a non-qualified deferred compensation plan for certain employees and officers whose eligibility to participate in the plan was determined by the Compensation Committee of the Company’s Board of Directors. The Company makes cash matching contributions on behalf of eligible employees up to 6% of the employee’s cash compensation once the contribution limits are reached on the Company’s 401(k) Plan. All amounts deferred and matched under the plan vest immediately.

Participants earn a return on their deferred compensation based on investment earnings of participant-selected mutual funds. Participants’ deferred compensation amounts are not directly invested in these investment vehicles; however, the Company tracks the performance of each participant’s investment selections and adjusts the deferred compensation liability accordingly. Changes in the market value of the participants’ investment selections are recorded as an adjustment to deferred compensation liabilities, with an offset to compensation expense included within general and administrative expenses in the Unaudited Consolidated Statements of Operations. Deferred compensation, including accumulated earnings on the participant-directed investment selections, is distributable in cash at participant-specified dates or upon retirement, death, disability, change in control or termination of employment.

The table below summarizes the activity in the plan during the year ended December 31, 2010 and three months ended March 31, 2011 and the Company’s ending deferred compensation liability as of March 31, 2011 (in thousands):

Beginning deferred compensation liability balance – January 1, 2010	$0
Employee contributions	145
Company matching contributions	104
Participant earnings	11

Ending deferred compensation liability balance – December 31, 2010	$260

Employee contributions	46
Company matching contributions	44
Distributions	(35)
Participant earnings	8

Ending deferred compensation liability balance – March 31, 2011	$323

Amount to be paid within one year	$0
Remaining balance to be paid beyond one year	$323

The Company is not obligated to contemporaneously fund the liability. It has, however, established a rabbi trust to offset the deferred compensation liability and protect the interest of the plan participants. The trust assets are invested in publicly-traded mutual funds. The investments in the rabbi trust seek to offset the change in the value of the related liability. As a result, there is no expected impact on earnings or earnings per share from the changes in market value of the investment assets because the changes in market value of the trust assets are offset by changes in the value of the deferred compensation plan liability. The gains and losses from changes in fair value of the investments are included in interest and other income in the Unaudited Consolidated Statements of Operations.

The following table represents the Company’s activity in the investment assets held in the rabbi trust during the three months ended March 31, 2011 (in thousands):

Beginning investment balance – January 1, 2010	$0
Investment purchases	249
Earnings	11

Ending investment balance – December 31, 2010	$260

Investment purchases	90
Distributions	(35)
Earnings	8

Ending investment balance – March 31, 2011	$323

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

Condensed Consolidating Balance Sheets

	March 31, 2011
	(in thousands)
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Assets:
Current assets	$156,977	$700	$0	$157,677
Property and equipment, net	1,789,813	81,536	0	1,871,349
Intercompany receivable (payable)	64,334	(64,334)	0	0
Investment in subsidiaries	(8,446)	0	8,446	0
Noncurrent assets	18,969	0	0	18,969

Total assets	$2,021,647	$17,902	$8,446	$2,047,995

Liabilities and Stockholders’ Equity:
Current liabilities	$166,033	$686	$0	$166,719
Long-term debt	406,244	0	0	406,244
Deferred income taxes	249,094	24,904	0	273,998
Other noncurrent liabilities	61,330	758	0	62,088
Stockholders’ equity	1,138,946	(8,446)	8,446	1,138,946

Total liabilities and stockholders’ equity	$2,021,647	$17,902	$8,446	$2,047,995

	December 31, 2010
	(in thousands)
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Assets:
Current assets	$206,987	$661	$0	$207,648
Property and equipment, net	1,727,872	83,947	0	1,811,819
Intercompany receivable (payable)	65,662	(65,662)	0	0
Investment in subsidiaries	(7,474)	0	7,474	0
Noncurrent assets	19,033	0	0	19,033

Total assets	$2,012,080	$18,946	$7,474	$2,038,500

Liabilities and Stockholders’ Equity:
Current liabilities	$165,166	$791	$0	$165,957
Long-term debt	404,399	0	0	404,399
Deferred income taxes	241,105	24,904	0	266,009
Other noncurrent liabilities	60,448	725	0	61,173
Stockholders’ equity	1,140,962	(7,474)	7,474	1,140,962

Total liabilities and stockholders’ equity	$2,012,080	$18,946	$7,474	$2,038,500

Condensed Consolidating Statements of Operations

	Three Months Ended March 31, 2011
	(in thousands)
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Operating and other revenues	$158,745	$2,578	$0	$161,323
Operating expenses	104,679	3,550	0	108,229
General and administrative	17,696	0	0	17,696
Interest and other income (expense)	(11,979)	0	0	(11,979)

Income (loss) before income taxes and equity in earnings (loss) of subsidiaries	24,391	(972)	0	23,419
Provision for income taxes	8,204	0	0	8,204
Equity in earnings (loss) of subsidiaries	(972)	0	972	0

Net income (loss)	$15,215	$(972)	$972	$15,215

	Three Months Ended March 31, 2010
	(in thousands)
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Operating and other revenues	$154,313	$3,497	$0	$157,810
Operating expenses	92,515	3,899	0	96,414
General and administrative	13,776	0	0	13,776
Interest and other income (expense)	(10,103)	0	0	(10,103)

Income (loss) before income taxes and equity in earnings (loss) of subsidiaries	37,919	(402)	0	37,517
Provision for income taxes	13,540	0	0	13,540
Equity in earnings (loss) of subsidiaries	(402)	0	402	0

Net income (loss)	$23,977	$(402)	$402	$23,977

Condensed Consolidating Statements of Cash Flows

	Three Months Ended March 31, 2011
	(in thousands)
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Cash flows from operating activities	$86,701	$1,010	$0	$87,711

Cash flows from investing activities:
Additions to oil and gas properties, including acquisitions	(105,141)	(31)	0	(105,172)
Additions to furniture, fixtures and other	(371)	(349)	0	(720)
Proceeds from sale of properties and other investing activities	(344)	0	0	(344)
Cash flows from financing activities:
Intercompany transfers	630	(630)	0	0
Other financing activities	1,045	0	0	1,045

Change in cash and cash equivalents	(17,480)	0	0	(17,480)
Beginning cash and cash equivalents	58,690	0	0	58,690

Ending cash and cash equivalents	$41,210	$0	$0	$41,210

	Three Months Ended March 31, 2010
	(in thousands)
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Cash flows from operating activities	$87,693	$1,283	$0	$88,976
Cash flows from investing activities:
Additions to oil and gas properties, including acquisitions	(90,684)	(461)	0	(91,145)
Additions to furniture, fixtures and other	(420)	(289)	0	(709)
Proceeds from sale of properties and other investing activities	3,105	0	0	3,105
Cash flows from financing activities:
Proceeds from debt	20,000	0	0	20,000
Principal payments on debt	(10,000)	0	0	(10,000)
Intercompany transfers	533	(533)	0	0
Other financing activities	(13,378)	0	0	(13,378)

Change in cash and cash equivalents	(3,151)	0	0	(3,151)
Beginning cash and cash equivalents	54,405	0	0	54,405

Ending cash and cash equivalents	$51,254	$0	$0	$51,254

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the following risks and uncertainties:

•	volatility of market prices received for natural gas, natural gas liquids (“NGLs”) and oil;

•	regulatory approvals;

•	legislative or regulatory changes;

•	economic and competitive conditions;

•	debt and equity market conditions;

•	derivative activities;

•	exploration risks such as drilling unsuccessful wells;

•	the ability to obtain industry partners for our prospects on favorable terms to reduce our capital risks and accelerate our exploration activities;

•	availability of third party facilities for gathering, processing, refining and transportation;

•	future processing volumes and pipeline throughput;

•	reductions in the borrowing base under our Amended Credit Facility;

•	the potential for production decline rates from our wells to be greater than we expect;

•	changes in estimates of proved reserves;

•	potential failure to achieve expected production from existing and future exploration or development projects;

•	declines in the values of our natural gas and oil properties resulting in impairments;

•	capital expenditures and other contractual obligations;

•

liabilities resulting from litigation concerning alleged damages related to environmental issues, pollution, contamination, personal injury, royalties, marketing, title to properties, validity of leases, or other matters that may not be covered by an effective indemnity or insurance;

•	higher than expected costs and expenses including production, drilling and well equipment costs;

•	occurrence of property acquisitions or divestitures;

•	ability to obtain adequate pipeline transportation capacity for our production;

•	changes in tax rates; and

•

other uncertainties, as well as those factors discussed below and in our Annual Report on Form 10-K for the year ended December 31, 2010 under the “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” sections and in Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q, all of which are difficult to predict.

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

We were formed in January 2002. Since inception, we substantially increased our activity level and the number of properties that we operate. Our operating results reflect this growth. We began active natural gas and oil operations in March 2002 with the acquisition of properties in the Wind River Basin. Also in 2002, we completed two additional acquisitions of properties in the Uinta, Wind River, Powder River and Williston Basins. In early 2003, we completed an acquisition of largely undeveloped coalbed methane properties located in the Powder River Basin. In September 2004, we acquired properties in the Piceance Basin in or around the Gibson Gulch field. On December 15, 2004, we completed our initial public offering in which we received net proceeds of $347.3 million after deducting underwriting fees and other offering costs. In May 2006, we acquired additional coalbed methane properties in the Powder River Basin. In June 2007, we sold our Williston Basin properties. In June 2009, we acquired Cottonwood Gulch, an undeveloped property in the Piceance Basin.

Results of Operations

The financial information for the three months ended March 31, 2011 and 2010 that is discussed below is unaudited. In the opinion of management, such information contains all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for such periods. The results of operations for interim periods are not necessarily indicative of the results of operations for the full fiscal year.

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

	Three Months Ended March 31,		Increase (Decrease)
	2011	2010	Amount	Percent
	($ in thousands, except per unit data)
Operating Results:
Operating and Other Revenues
Oil and gas production	$172,197	$163,649	$8,548	5%
Commodity derivative loss	(11,112)	(5,664)	(5,448)	(96)%
Other	238	(175)	413	236%
Operating Expenses
Lease operating expense	13,299	12,441	858	7%
Gathering, transportation and processing expense	19,336	15,970	3,366	21%
Production tax expense	8,566	8,289	277	3%
Exploration expense	1,351	301	1,050	349%
Impairment, dry hole costs and abandonment expense	283	2,879	(2,596)	(90)%
Depreciation, depletion and amortization	65,394	56,534	8,860	16%
General and administrative expense (1)	13,067	9,802	3,265	33%
Non-cash stock-based compensation expense (1)	4,629	3,974	655	16%

Total operating expenses	$125,925	$110,190	$15,735	14%
Production Data:
Natural gas (MMcf)	21,434	20,629	805	4%
Oil (MBbls)	297	184	113	61%
Combined volumes (MMcfe)	23,216	21,733	1,483	7%
Daily combined volumes (MMcfe/d)	258	241	17	7%
Average Realized Prices (2):
Natural gas (per Mcf)	$6.69	$7.08	$(0.39)	(6)%
Oil (per Bbl)	78.44	70.04	8.40	12%
Combined (per Mcfe)	7.18	7.31	(0.13)	(2)%
Average Costs (per Mcfe):
Lease operating expense	$0.57	$0.57	$0.00	0%
Gathering, transportation and processing expense	0.83	0.73	0.10	14%
Production tax expense	0.37	0.38	(0.01)	(3)%
Depreciation, depletion and amortization	2.82	2.60	0.22	8%
General and administrative expense (3)	0.56	0.45	0.11	24%

(1)	Non-cash stock-based compensation expense is presented herein as a separate line item but is combined with general and administrative expense for a total of $17.7 million and $13.8 million for the three months ended March 31, 2011 and 2010, respectively, in the Unaudited Consolidated Statements of Operations. This separate presentation is a non-GAAP measure. Management believes the separate presentation of the non-cash component of general and administrative expense is useful because the cash portion provides a better understanding of our required cash for general and administrative expenses. We also believe that this disclosure allows for a more accurate comparison to our peers, which may have higher or lower expenses associated with stock-based grants.

(2)	Average realized prices shown in the table include the impact of all of our realized financial hedges in the form of commodity hedging transactions. Our average realized price calculation includes all cash settlements for commodity derivatives, whether or not they qualify for hedge accounting. As a result of our realized hedging transactions, natural gas production revenues and oil production revenues increased (decreased) by the following amounts (in millions) for the periods indicated:

	Three Months Ended March 31,
	2011	2010
Natural gas production revenues	$23.3	$15.9
Oil production revenues	$(0.8)	$0.3

Before the effects of hedging, the average prices we received for natural gas and oil were as follows:

	Three Months Ended March 31,
	2011	2010
Natural gas (per Mcf)	$5.61	$6.31
Oil (per Bbl)	$81.18	$68.23

(3)	Excludes non-cash stock-based compensation expense as described in footnote (1) above. This presentation is a non-GAAP measure. Average costs per Mcfe for general and administrative expense, including non-cash stock-based compensation expense, as presented in the Unaudited Consolidated Statements of Operations, were $0.76 and $0.63 for the three months ended March 31, 2011 and 2010, respectively.

Production Revenues and Volumes. Production revenues increased to $172.2 million for the three months ended March 31, 2011 from $163.6 million for the three months ended March 31, 2010 due to a 7% increase in production partially offset by a 2% decrease in natural gas and oil prices on a per Mcfe basis after the effects of realized cash flow hedges. The effects of realized hedges only include settlements from hedging instruments that were designated as cash flow hedges and exclude those that do not qualify, or were not designated, as cash flow hedges such as basis only and NGL swaps. The settlements from hedging instruments that were not designated as cash flow hedges are included in the line item commodity derivative loss within operating revenues in the Unaudited Consolidated Statements of Operations. See below for more information related to the commodity derivative loss line item. The net increase in production added approximately $11.0 million of production revenues, while the decrease in average price decreased production revenues by approximately $2.4 million.

During the three months ended March 31, 2011, we realized an increase in production revenues related to NGL values received for a portion of our gas production in the Piceance Basin of approximately $25.8 million, or $1.11 per Mcfe, as compared to an increase of $12.8 million, or $0.59 per Mcfe, for the three months ended March 31, 2010. There is no assurance that the amount received in the future related to NGL resulting from the processing of natural gas will exceed the additional cost of processing or the price of natural gas. Based on our revised capital expenditures budget and current price outlook (see “–Capital Resources and Liquidity” section below) for 2011, we expect our NGL recoveries to be comparable to prior years.

Total production volumes for the three months ended March 31, 2011 of 23.2 Bcfe increased from 21.7 Bcfe for the three months ended March 31, 2010 due to increased production in the Piceance Basin. The increase in production was partially offset by decreases in production from West Tavaputs in the Uinta and Wind River Basins. Additional information concerning production is in the following table:

	Three Months Ended March 31, 2011			Three Months Ended March 31, 2010			% Increase (Decrease)
	Oil	Natural Gas	Total	Oil	Natural Gas	Total	Oil	Natural Gas	Total
	(MBbls)	(MMcf)	(MMcfe)	(MBbls)	(MMcf)	(MMcfe)	(MBbls)	(MMcf)	(MMcfe)
Piceance Basin	140	11,131	11,971	105	9,169	9,799	33%	21%	22%
Uinta Basin	145	5,545	6,415	66	6,260	6,656	120%	(11)%	(4)%
Wind River Basin	4	1,356	1,380	4	1,821	1,845	0%	(26)%	(25)%
Powder River Basin	—	3,341	3,341	—	3,335	3,335	—	0%	0%
Other	8	61	109	9	44	98	(11)%	39%	11%

Total	297	21,434	23,216	184	20,629	21,733	61%	4%	7%

The production increase in the Piceance Basin was the result of our continued development activities with initial sales from 148 new gross wells from April 1, 2010 to March 31, 2011. The production increase in oil from the Uinta Basin resulted from our ongoing development program at Blacktail Ridge and Lake Canyon with initial sales from 23 new gross wells from April 1, 2010 to March 31, 2011. The decrease in gas production from the Uinta Basin is due to natural production declines as well as a limited development program in our West Tavaputs field during 2010, partially offset by higher natural gas volumes from our Blacktail Ridge/Lake Canyon development. Due to the issuance of the final Environmental Impact Statement and Record of Decision in the West Tavaputs field of the Uinta Basin authorizing full field development, we anticipate an overall increase in production in this basin in 2011 as our development activities increase. The production decrease in the Wind River Basin is due to natural production declines in our Cave Gulch, Cooper Reservoir and Wallace Creek fields with no significant drilling or recompletion activities to offset these declines.

Hedging Activities. During the three months ended March 31, 2011, approximately 63% of our natural gas volumes (excluding basis only swaps, which were equivalent to 8% of our natural gas volumes) and 63% of our oil volumes were subject to financial hedges, which resulted in an increase in natural gas revenues of $23.3 million and a decrease in oil revenues of $0.8 million after settlements for all commodity derivatives, including basis only and NGL swaps. During the three months ended March 31, 2010, approximately 77% of our natural gas volumes (excluding basis only swaps, which were equivalent to 12% of our natural gas volumes) and 47% of our oil volumes were subject to financial hedges, which resulted in an increase in gas revenues of $15.9 million and an increase in oil revenues of $0.3 million after settlements for all commodity derivatives, including basis only and NGL swaps. We may not always be able to generate increases in revenue, like those in the first quarter of 2011 discussed above, due to the expiration of hedges entered into at higher prices and the inability to enter into new hedges at those prices as natural gas prices have fallen since entering into those hedges.

The overall change in commodity derivative loss to $11.1 million for the three months ended March 31, 2011 from a loss of $5.7 million for the three months ended March 31, 2010 was primarily due to an increase in the unrealized loss on derivatives not designated as cash flow hedges from $1.3 million for the three months ended March 31, 2010 to $5.9 million for the three months ended March 31, 2011 primarily as a result of changes in the fair value of our NGL hedges.

The table below summarizes the realized and unrealized gains and losses we recognized in commodity derivative loss for the periods indicated:

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Realized loss on derivatives not designated as cash flow hedges	$(5,404)	$(4,763)
Unrealized ineffectiveness gain recognized on derivatives designated as cash flow hedges	163	393
Unrealized loss on derivatives not designated as cash flow hedges	(5,871)	(1,294)

Total commodity derivative loss	$(11,112)	$(5,664)

Lease Operating Expense. Lease operating expense for both the three months ended March 31, 2011 and the three months ended March 31, 2010 was $0.57 per Mcfe. The increase in total lease operating expense of $0.9 million was primarily due to a 7% increase in production in the current year, which kept lease operating expenses unchanged on a per unit basis.

Gathering, Transportation and Processing Expense. Gathering, transportation and processing expense increased to $0.83 per Mcfe for the three months ended March 31, 2011 from $0.73 per Mcfe for the three months ended March 31, 2010. This increase is due to additional expense we recognized associated with the start-up of new firm contracts to gather, transport and process our production from the Piceance and Uinta Basins ahead of anticipated production increases.

We have entered into long-term firm transportation contracts for a portion of our production to guarantee capacity on major pipelines and reduce the risk and impact related to possible production curtailments that may arise due to limited pipeline capacity. The majority of our long-term firm transportation agreements are for gas production in the Piceance and Uinta Basins where we expect to allocate a significant portion of our capital expenditure programs in future years. In addition, we have entered into long-term firm processing contracts on a portion of our production in the Piceance and Uinta Basins. Included in gathering, transportation and processing expense are $0.29 and $0.18 per Mcfe of firm transportation and gathering expense and $0.04 and $0.05 per Mcfe of firm processing expense from long-term contracts for the three months ended March 31, 2011 and 2010, respectively. The increase in firm transportation and gathering expense to $0.29 per Mcfe for the three months ended March 31, 2011 compared to $0.18 per Mcfe for the three months ended March 31, 2010 was the result of additional long-term contracts executed with various pipelines for our natural gas production in the Piceance and Uinta Basins as mentioned above.

Production Tax Expense. Total production taxes increased to $8.6 million for the three months ended March 31, 2011 from $8.3 million for the three months ended March 31, 2010. Production taxes are primarily based on the wellhead values of production, which exclude gains and losses associated with hedging activities. Production tax expense for the three months ended March 31, 2011 includes a one-time reduction of $0.8 million related to the 2010 Utah and Colorado annual severance tax calculations. Production tax expense for the three months ended March 31, 2010 included a one-time reduction of $2.2 million related to amended 2004 through 2009 Utah annual severance tax calculations. Production taxes as a percentage of natural gas and oil sales before hedging adjustments was 5.9% for the three months ended March 31, 2011, which included a reduction of 0.5% related to the nonrecurring item associated with the Utah and Colorado annual severance tax calculations. For the three months ended March 31, 2010, production taxes as a percentage of natural gas and oil sales before hedging adjustments was 5.8%, which included a reduction of 1.5% related to the nonrecurring item associated with the Utah severance tax.

Production tax rates vary across the different areas in which we operate. As the proportion of our production changes from area to area, our average production tax rate will vary depending on the quantities produced from each area and the production tax rates in effect for those areas. The decrease in the overall production tax rate, excluding the nonrecurring items associated with the Utah and Colorado severance taxes, is consistent with our production decrease from states with higher production tax rates.

Exploration Expense. Exploration expense increased to $1.4 million for the three months ended March 31, 2011 from $0.3 million for the three months ended March 31, 2010. Exploration expense for the three months ended March 31, 2011 consisted of $1.3 million of geological and geophysical seismic programs and $0.1 million for delay rentals across all basins. Exploration expense for the three months ended March 31, 2010 consisted of $0.1 million for seismic programs and $0.2 million for delay rentals and other costs across all basins.

Impairment, Dry Hole Costs and Abandonment Expense. Our impairment, dry hole costs and abandonment expense decreased to $0.3 million during the three months ended March 31, 2011 from $2.9 million during the three months ended March 31, 2010. For the three months ended March 31, 2011, expired leasehold costs were $0.3 million. For the three months ended March 31, 2010, abandonment expense associated with exploratory drilling locations was $0.2 million, expired leasehold costs were $0.8 million and dry hole costs were $1.9 million. For the three months ended March 31, 2011 and 2010, we did not incur any impairment charges related to the net carrying value of our oil and gas properties.

Depreciation, Depletion and Amortization. DD&A was $65.4 million for the three months ended March 31, 2011 compared to $56.5 million for the three months ended March 31, 2010. The increase of $8.9 million was a result of a 7% increase in production for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 coupled with an increase in the DD&A rate. The increase in production accounted for $3.9 million of additional DD&A expense, while the overall increase in the DD&A rate accounted for a $5.0 million increase in DD&A expense. For the three months ended March 31, 2011 and 2010, the weighted average DD&A rates were $2.82 per Mcfe and $2.60 per Mcfe, respectively.

General and Administrative Expense. General and administrative expense, excluding non-cash stock-based compensation, increased to $13.1 million in the three months ended March 31, 2011 from $9.8 million in the three months ended March 31, 2010. General and administrative expense, excluding non-cash stock-based compensation, is a non-GAAP measure. See Note 1 to the table on page 24 for a reconciliation and explanation. This increase was primarily due to an increase in employee compensation and benefit programs for the three months ended March 31, 2011, $0.8 million of which is not expected to be recurring. On a per Mcfe basis, general and administrative expense, excluding non-cash stock-based compensation, increased to $0.56 per Mcfe for the three months ended March 31, 2011 from $0.45 per Mcfe for the three months ended March 31, 2010.

Non-cash charges for stock-based compensation were $4.6 million for the three months ended March 31, 2011 compared to $4.0 million for the three months ended March 31, 2010. Non-cash stock-based compensation expense for each of the three months ended March 31, 2011 and 2010 related primarily to vesting of our stock option awards and nonvested shares of common stock issued to employees. The increase in charges for non-cash stock-based compensation was primarily due to additional equity awards that were granted during the last nine months of 2010 and during the three months ended March 31, 2011.

The components of non-cash stock-based compensation for the three months ended March 31, 2011 and 2010 are shown in the following table:

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Stock options and nonvested equity shares of common stock	$4,242	$3,657
Shares issued for 401(k) plan	276	246
Shares issued for directors’ fees	111	71

Total	$4,629	$3,974

Interest Expense. Interest expense increased to $12.0 million for the three months ended March 31, 2011 from $10.1 million for the three months ended March 31, 2010. The increase was primarily due to a higher effective interest rate due to increased financing and commitment fees relating to the Amended Credit Facility combined with reduced capitalized interest costs for the three months ended March 31, 2011. Interest cost is capitalized as a component of oil and gas property cost for significant exploration and development projects that require greater than six months to be readied for their intended use. For the three months ended March 31, 2011, we had less significant wells and facilities in progress as compared to the three months ended March 31, 2010 resulting in a lower amount of interest costs that were capitalized during the period. Our weighted average interest rate for the three months ended March 31, 2011, including interest and amortization of discounts and deferred financing fees on our Amended Credit Facility, Convertible Notes and Senior Notes, was 12.3% compared to 11.4% for the three months ended March 31, 2010. We capitalized interest costs of $0.4 million and $1.3 million for the three months ended March 31, 2011 and 2010, respectively.

Income Tax Expense. Income tax expense totaled $8.2 million for the three months ended March 31, 2011 compared to $13.5 million for the three months ended March 31, 2010, resulting in effective tax rates of 35.0% and 36.1%, respectively. The effective tax rate decrease was primarily the result of a greater proportion of our operating revenue being attributable to lower tax rate jurisdictions. The effect of this rate change on our prior year net deferred tax liability was included in income tax expense for the three months ended March 31, 2011. The effective tax rate will vary from period to period due to changes in the composition of income between state tax jurisdictions resulting from our activity. For both the 2011 and 2010 periods, our effective tax rate differs from the federal statutory rate primarily because we recorded stock-based compensation expense and other operating expenses that are not deductible for income tax purposes as well as the effect of state income taxes.

Capital Resources and Liquidity

Our primary sources of liquidity since our formation in January 2002 have been net cash provided by operating activities, sales and other issuances of equity and debt securities, including our Convertible Notes and Senior Notes, bank credit facilities, proceeds from joint exploration agreements and sales of interests in properties. Our primary use of capital has been for the development, exploration and acquisition of natural gas and oil properties. As we pursue profitable reserves and production growth, we continually monitor the capital resources, including issuance of equity and debt securities, available to us to meet our future financial obligations, planned capital expenditure activities and liquidity. Our future success in growing proved reserves and production will be highly dependent on capital resources available to us and our success in finding or acquiring additional reserves. The credit market dislocation that has existed over the past two to three years has improved. We believe that we have significant liquidity available to us from cash flows from operations and under our Amended Credit Facility for our planned uses of capital. In addition, our hedge positions provide relative certainty on a significant portion of our cash flows from operations through 2011 and 2012 even with the general decline in the price of natural gas resulting from current oversupply and decreased demand. We actively review acquisition opportunities on an ongoing basis. If we were to make substantial additional acquisitions for cash, we may need to obtain additional equity or debt financing, which may be at a higher cost than previous issuances or that was previously available. We have an automatically effective shelf registration statement with the SEC that we used for the offering of our Senior Notes and that we may use for future securities offerings.

At March 31, 2011, we had cash and cash equivalents of $41.2 million with a zero balance outstanding under our Amended Credit Facility. Under our Amended Credit Facility, we have a borrowing base of $800.0 million with commitments from 19 lenders for a total of $700.0 million, which was reaffirmed on March 25, 2011 based on our December 31, 2010 reserves and hedge position. Our borrowing capacity is reduced by $26.0 million to $674.0 million due to an outstanding irrevocable letter of credit.

Cash Flow from Operating Activities

For the three months ended March 31, 2011, we generated $87.7 million of cash provided by operating activities, a decrease of $1.3 million over the same period in 2010. Cash provided by operating activities decreased primarily due to higher cash operating expenses including lease operating expense, gathering, transportation and processing expense, production tax expense and general and administrative expense, which were slightly offset by higher production volumes.

Commodity Hedging Activities

Our operating cash flow is sensitive to many variables, the most significant of which is the volatility of prices for natural gas, NGLs and oil. Prices for these commodities are determined primarily by prevailing market conditions. National and worldwide economic and political activity, weather, infrastructure capacity to reach markets, supply levels and other variable factors influence market conditions for these products. These factors are beyond our control and are difficult to predict. For additional information on the impact of changing prices on our financial position, see “Item 3.—Quantitative and Qualitative Disclosure about Market Risk” below.

To mitigate some of the potential negative impact on cash flow caused by changes in natural gas, NGLs and oil prices, we have entered into financial commodity swap and cashless collar contracts (purchased put options and written call options) to receive fixed prices for a portion of our production revenue. The cashless collars are used to establish floor and ceiling prices on anticipated future natural gas and oil production revenue. We typically hedge a fixed price for natural gas at our sales points (New York Mercantile Exchange (“NYMEX”) less basis) to mitigate the risk of differentials to the NYMEX Henry Hub Index. In addition to the swaps and collars, we also have entered into basis only swaps. With a basis only swap, we have hedged the difference between the NYMEX price and the price received for our natural gas production at the specific delivery location. At March 31, 2011, we had in place natural gas financial collars, swaps and basis only swaps covering portions of our 2011 and 2012 production revenue and NGLs and crude oil financial collars and swaps covering portions of our 2011, 2012, 2013 and 2014 production.

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

All derivative instruments, other than those that meet the normal purchase and normal sales exception as mentioned above, are recorded at fair market value and are included in the Unaudited Consolidated Balance Sheets as assets or liabilities. All fair values are adjusted for non-performance risk. For derivative instruments that qualify and are designated as cash flow hedges, changes in fair value, to the extent the hedges are effective, are recognized in accumulated other comprehensive income (“AOCI”) until the forecasted transaction occurs. The ineffective portion of hedge derivatives is reported in commodity derivative loss in the Unaudited Consolidated Statements of Operations. Realized gains and losses on cash flow hedges are transferred from AOCI and recognized in earnings and included within oil and gas production revenues in the Unaudited Consolidated Statements of Operations as the associated production occurs.

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

Some of our derivatives do not qualify for hedge accounting or are not designated as cash flow hedges but are, to a degree, an economic offset to our commodity price exposure. If a derivative instrument does not qualify as a cash flow hedge or is not designated as a cash flow hedge, the change in the fair value of the derivative is recognized in commodity derivative loss in the Unaudited Consolidated Statements of Operations. These mark-to-market adjustments produce a degree of earnings volatility but have no cash flow impact relative to changes in market prices. Our cash flow is only impacted when the underlying physical sales transaction takes place in the future and when the associated derivative instrument contract is settled by making a payment to or receiving a payment from the counterparty. Realized gains and losses of derivative instruments that do not qualify as cash flow hedges are recognized in commodity derivative loss in the Unaudited Consolidated Statements of Operations and are reflected in cash flows from operations on the Unaudited Consolidated Statements of Cash Flows.

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

At March 31, 2011, the estimated fair value of all of our commodity derivative instruments was a net asset of $13.3 million comprised of current assets, current liabilities, and non-current liabilities, including a fair value liability of $13.4 million for basis only swaps and a fair value liability of $11.7 million for NGL swaps. We will reclassify the appropriate cash flow hedge amounts from AOCI to gains and losses included in natural gas and oil production operating revenues as the hedged production quantities are produced. Based on current projected market prices, the net amount of existing unrealized after-tax income relating to cash flow hedges as of March 31, 2011 to be reclassified from AOCI to earnings in the next 12 months would be a gain of approximately $23.1 million. Any actual increase or decrease in revenues will depend upon market conditions over the period during which the forecasted transactions occur. We anticipate that all originally forecasted transactions related to our derivatives that continue to be accounted for as cash flow hedges will occur by the end of the originally specified time periods.

The hedge instruments designated as cash flow hedges are at liquid trading locations but may contain slight differences compared to the delivery location of the forecasted sale, which may result in ineffectiveness. Ineffectiveness related to our cash flow derivative instruments for the three months ended March 31, 2011 and 2010 were gains of $0.2 million and $0.4 million, respectively, which were reported in commodity derivative loss in the Unaudited Consolidated Statements of Operations. Although those derivatives may not achieve 100% effectiveness for accounting purposes, we believe our derivative instruments continue to be highly effective in achieving our risk management objectives.

The table below summarizes the realized and unrealized gains and losses we incurred related to our oil and natural gas derivative instruments for the periods indicated (amounts in thousands):

	Three Months Ended March 31,
	2011	2010
Realized gain on derivatives designated as cash flow hedges (1)	$27,922	$21,008

Realized loss on derivatives not designated as cash flow hedges (2)	$(5,404)	$(4,763)
Unrealized ineffectiveness gain recognized on derivatives designated as cash flow hedges (2)	163	393
Unrealized loss on derivatives not designated as cash flow hedges (2)	(5,871)	(1,294)

Total commodity derivative loss	$(11,112)	$(5,664)

(1)	Included in oil and gas production revenues in the Unaudited Consolidated Statements of Operations.
(2)	Included in commodity derivative loss in the Unaudited Consolidated Statements of Operations.

The following table summarizes all of our hedges in place as of March 31, 2011:

Contract	Total Hedged Volumes	Quantity Type	Weighted Average Floor Price	Weighted Average Ceiling Price	Weighted Average Fixed Price	Basis Differential	Index Price(1)	Fair Market Value (in thousands)
Cashless Collars:
2011
Natural gas	2,140,000	MMBtu	$4.75	$6.00	N/A	N/A	CIG	$1,643
Oil	55,000	Bbls	$92.50	$120.78	N/A	N/A	WTI	$(73)
Swap Contracts:
2011
Natural gas	19,635,000	MMBtu	N/A	N/A	$5.99	N/A	CIG	$35,936
Natural gas	18,487,500	MMBtu	N/A	N/A	$5.08	N/A	NWPL	$16,498
Natural gas liquids(2)	52,050,000	Gallons	N/A	N/A	$1.07	N/A	Mt. Belvieu	$(10,707)
Oil	715,000	Bbls	N/A	N/A	$92.69	N/A	WTI	$(10,859)
2012
Natural gas	6,715,000	MMBtu	N/A	N/A	$4.71	N/A	CIG	$578
Natural gas	20,275,000	MMBtu	N/A	N/A	$4.53	N/A	NWPL	$(2,951)
Natural gas liquids(2)	13,200,000	Gallons	N/A	N/A	$1.48	N/A	Mt. Belvieu	$(978)
Oil	475,800	Bbls	N/A	N/A	$101.70	N/A	WTI	$(2,145)
2013
Oil	109,500	Bbls	N/A	N/A	$101.52	N/A	WTI	$(191)
2014
Oil	73,000	Bbls	N/A	N/A	$100.75	N/A	WTI	$(74)
Basis Only Swap Contracts(3):
2011
Natural gas	5,500,000	MMBtu	N/A	N/A	N/A	$(1.72)	NWPL	$(7,369)
2012
Natural gas	3,660,000	MMBtu	N/A	N/A	N/A	$(1.24)	NWPL	$(3,129)
Natural gas	3,660,000	MMBtu	N/A	N/A	N/A	$(1.20)	CIG	$(2,883)

Total								$13,296

The following table includes all hedges entered into subsequent to March 31, 2011 through April 22, 2011:

Contract	Total Hedged Volumes	Quantity Type	Weighted Average Floor Price	Weighted Average Ceiling Price	Weighted Average Fixed Price	Basis Differential	Index Price(1)
Cashless Collars:
2011
Oil	27,500	Bbls	$100.00	$122.00	N/A	N/A	WTI
Swap Contracts:
2011
Natural gas	3,670,000	MMBtu	N/A	N/A	$4.16	N/A	NWPL
Natural gas	1,220,000	MMBtu	N/A	N/A	$4.27	N/A	CIG
Natural gas liquids(3)	5,250,000	Gallons	N/A	N/A	$1.00	N/A	Mt. Belvieu
2012
Natural gas liquids(4)	3,300,000	Gallons	N/A	N/A	$2.18	N/A	Mt. Belvieu
Oil	292,800	Bbls	N/A	N/A	$108.59	N/A	WTI
2013
Oil	73,000	Bbls	N/A	N/A	$105.75	N/A	WTI
2014
Oil	36,500	Bbls	N/A	N/A	$105.50	N/A	WTI

(1)	CIG refers to Colorado Interstate Gas Rocky Mountains and NWPL refers to Northwest Pipeline Corporation, price as quoted in Platt’s Inside FERC on the first business day of each month. Mt. Belvieu refers to the average daily price as quoted by Oil Price Information Service (“OPIS”) for Mont Belvieu spot gas liquid prices. WTI refers to West Texas Intermediate price as quoted on the New York Mercantile Exchange.
(2)	Weighted average fixed price includes purity ethane, propane, normal butane, isobutane and natural gasoline hedges
(3)	Represents a swap of the basis between the NYMEX price and the spot price of the index listed under Index Price above.
(4)	Weighted average fixed price includes propane, normal butane, isobutane, and natural gasoline hedges.

By removing the price volatility related to a portion of our natural gas production for 2011 and 2012 and a portion of our oil production for 2011, 2012, 2013 and 2014 we have mitigated, but not eliminated, the potential effects of changing prices on our operating cash flow for those periods. While mitigating negative effects of falling commodity prices, these derivative contracts also limit the benefits we would receive from increases in commodity prices.

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

We believe all of our counterparties currently are acceptable credit risks. We are not required to provide credit support or collateral to any of our counterparties other than cross collateralization with the properties securing our Amended Credit Facility, nor are they required to provide credit support to us. As of April 22, 2011, we do not have any past due receivables from any of our counterparties.

Capital Expenditures

Our capital expenditures are summarized in the following tables:

	Three Months Ended March 31,
Basin/Area	2011	2010
	(in millions)
Piceance	$45.7	$67.0
Uinta	65.8	31.6
Powder River	8.7	1.1
Wind River	0.9	1.9
Other	3.7	2.0

Total	$124.8	$103.6

	Three Months Ended March 31,
	2011	2010
	(in millions)
Acquisitions of proved and unproved properties and other real estate	$4.4	$1.8
Drilling, development, exploration and exploitation of natural gas and oil properties(1)	118.0	101.0
Geologic and geophysical costs	1.4	0.3
Furniture, fixtures and equipment	1.0	0.5

Total (2)	$124.8	$103.6

(1)	Includes related gathering and facilities costs.
(2)	For the three months ended March 31, 2010, we received $3.1 million of proceeds principally from the sale of interests in oil and gas properties, which are not deducted from the capital expenditures presented above.

Our current estimate is for capital expenditures of $625 to $645 million in 2011 excluding acquisitions, which may be adjusted throughout the year as business conditions warrant. We have increased our capital expenditure budget from the budget set forth in our Form 10-K for the year ended December 31, 2010. We believe that we have sufficient available liquidity through 2011 to fund our capital expenditures budget from cash flow from operations and the Amended Credit Facility. Future cash flows are subject to a number of variables, including our level of natural gas and oil production, commodity prices and operating costs. There can be no assurance that operations and other capital resources will provide sufficient amounts of cash flow to maintain planned levels of capital expenditures.

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

Financing Activities

Our outstanding debt is summarized below (in thousands):

		As of March 31, 2011			As of December 31, 2010
	Maturity Date	Principal	Unamortized Discount	Carrying Amount	Principal	Unamortized Discount	Carrying Amount
Amended Credit Facility	April 1, 2014	$0	$0	$0	$0	$0	$0
Senior Notes (1)	July 15, 2016	250,000	(9,887)	240,113	250,000	(10,234)	239,766
Convertible Notes (2)	March 15, 2028 (3)	172,500	(6,369)	166,131	172,500	(7,867)	164,633

(1)	The aggregate estimated fair value of the Senior Notes was approximately $281.3 million as of March 31, 2011 based on quoted market trades of these instruments.
(2)	The aggregate fair value of the Convertible Notes was approximately $177.2 million as of March 31, 2011. Because there is no active, public market for the Convertible Notes, the fair value was based on market-based parameters of the various components of the Convertible Notes and over-the-counter trades.
(3)	We currently expect that the holders will put the Convertible Notes to us in March 2012. We also have the option to call the Convertible Notes anytime thereafter.

Revolving Credit Facility

On March 16, 2010, we amended our credit facility (the “Amended Credit Facility”) and extended the maturity date to April 1, 2014. The Amended Credit Facility bears interest, based on the borrowing base usage, at the applicable London Interbank Offered Rate (“LIBOR”) plus applicable margins ranging from 2.0% to 3.0% or an alternate base rate (“ABR”), based upon the greater of the prime rate, the federal funds effective rate plus 0.5% or the adjusted one month LIBOR plus 1.0%, plus applicable margins ranging from 1.0% to 2.0%. The borrowing base is required to be redetermined twice per year. On March 25, 2011, the borrowing base was reaffirmed at $800.0 million with commitments from 19 lenders of $700.0 million, based on December 31, 2010 reserves and hedge position. We pay annual commitment fees of 0.5% of the unused amount of our commitments. The Amended Credit Facility is secured by natural gas and oil properties representing at least 80% of the value of our proved reserves and the pledge of all of the stock of our subsidiaries. The Amended Credit Facility also contains certain financial covenants. We currently are in compliance with all financial and other covenants, and we have complied with all financial covenants for all prior periods.

As of March 31, 2011, we did not have a balance outstanding under the Amended Credit Facility. As credit support for future payment under a contractual obligation, a $26.0 million letter of credit was issued under the Amended Credit Facility effective May 4, 2010, which reduced the borrowing capacity of the Amended Credit Facility by $26.0 million to $674.0 million.

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

9.875% Senior Notes Due 2016

The Senior Notes, which were issued on July 8, 2009, are senior unsecured obligations and rank equal in right of payment with all of our other existing and future senior unsecured indebtedness, including the Convertible Notes. Interest is payable in arrears semi-annually on January 15 and July 15 each year. The Senior Notes are fully and unconditionally guaranteed by the subsidiaries that guarantee our indebtedness under the Amended Credit Facility and the Convertible Notes. The Senior Notes include certain covenants that limit our ability to incur additional indebtedness, pay dividends, make restricted payments, create liens and sell assets. We currently are in compliance with all financial covenants, and we have complied with all financial covenants for all prior periods.

The following table summarizes the cash portion of interest expense related to the Amended Credit Facility, Convertible Notes and Senior Notes along with the non-cash portion resulting from the amortization of the debt discount and transaction costs through interest expense (in thousands):

	Three Months Ended March 31,
	2011	2010
Credit Facility (1)
Cash interest	$981	$449
Non-cash interest	$780	$405
Senior Notes (2)
Cash interest	$6,172	$6,172
Non-cash interest	$608	$551
Convertible Notes (3)
Cash interest	$2,156	$2,156
Non-cash interest	$1,783	$1,652

(1)	Cash interest includes amounts related to interest and commitment fees paid on the line of credit and participation and fronting fees paid on the letter of credit.
(2)	The stated interest rate for the Senior Notes is 9.875% per annum with an effective interest rate of 11.3% per annum.
(3)	The stated interest rate for the Convertible Notes is 5% per annum with an effective interest rate of 9.7% per annum. The effective interest rate of the Convertible Notes includes the amortization of the debt discount, which represents the fair value of the equity conversion feature at the time of issue.

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

Contractual Obligations. A summary of our contractual obligations as of and subsequent to March 31, 2011 is provided in the following table:

	Payments Due By Year
	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter	Total
	(in thousands)
Notes payable (1)	$553	$553	$553	$553	$553	$1,149	$3,914
Senior Notes(2)	24,688	24,688	24,688	24,688	24,688	257,201	380,641
Convertible Notes (3)	181,005	—	—	—	—	—	181,005
Purchase commitments (4)(5)	17,259	—	—	—	—	—	17,259
Drilling rig commitments (5) (6)	24,240	16,808	690	—	—	—	41,738
Office and office equipment leases and other(7)	2,372	2,165	1,984	1,803	1,821	5,615	15,760
Firm transportation and processing agreements(5)(8)	58,014	61,855	61,805	61,829	60,130	230,810	534,443
Asset retirement obligations (9)	1,494	9,132	584	1,168	3,317	39,073	54,768
Derivative liabilities (10)	33,919	8,123	147	46	—	—	42,235

Total	$343,544	$123,324	$90,451	$90,087	$90,509	$533,848	$1,271,763

(1)	We currently have no balance outstanding on our Amended Credit Facility. This table does not include future commitment fees, interest expense or other fees on our Amended Credit Facility because the Amended Credit Facility is a floating rate instrument, and we cannot determine with accuracy the timing of future loan advances, repayments or future interest rates to be charged. However, we have a $26.0 million letter of credit that accrues interest at 2.0% and 0.125% per annum for participation fees and fronting fees, respectively. The expected term for the letter of credit is April 30, 2018.
(2)	On July 8, 2009, we issued $250.0 million aggregate principal amount of Senior Notes. We are obligated to make annual interest payments throughout maturity equal to $24.7 million.
(3)	On March 12, 2008, we issued $172.5 million aggregate principal amount of Convertible Notes. For purposes of contractual obligations, we assume that the holders of our Convertible Notes will not exercise the conversion feature, and we will therefore repay the $172.5 million in cash in 2012. We currently expect to call the Convertible Notes for redemption or have them put to us in 2012. We also are obligated to make annual interest payments equal to $8.6 million.
(4)	We have two take-or-pay carbon dioxide (“CO2”) purchase agreements, one that expires in December 2011 and one that expires in February 2012, that impose a minimum volume commitment to purchase CO2 at a contracted price. The contracts provide CO2 used in fracture stimulation operations in our Uinta Basin operations. Should we not take delivery of the minimum volume required, we would be obligated to pay for the deficiency. At this time, our planned volumes needed exceed the minimum requirement, and we do not anticipate any deficiency payments.
(5)	The values in the table represent the gross amounts that we are financially committed to pay. However, we will record in our financial statements our proportionate share based on our working interest and net revenue interest, which will vary from property to property.
(6)	We currently have six drilling rigs under contract; four that expire in 2011 and two that expire in 2013. These contracts may be terminated but we would be required to pay a penalty of $24.2 million. All other rigs currently performing work for us are on a well-by-well basis and, therefore, can be released without penalty at the conclusion of drilling on the current well. These latter types of drilling obligations have not been included in the table above.
(7)	The lease for our principal offices in Denver was renewed in September 2010 and now extends through March 2019.
(8)	We have entered into contracts that provide firm processing rights and firm transportation capacity on pipeline systems. The remaining terms on these contracts range from one to 13 years and require us to pay transportation demand and processing charges regardless of the amount of gas we deliver to the processing facility or pipeline.

(9)	Neither the ultimate settlement amounts nor the timing of our asset retirement obligations can be precisely determined in advance. See “Critical Accounting Policies and Estimates” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2010 for a more detailed discussion of the nature of the accounting estimates involved in estimating asset retirement obligations.
(10)	Derivative liabilities represent the net fair value for oil and gas commodity derivatives presented as liabilities in our Consolidated Balance Sheets as of March 31, 2011. The ultimate settlement amounts of our derivative liabilities are unknown because they are subject to continuing market fluctuations. See “Critical Accounting Policies and Estimates” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2010 and in “–Commodity Hedging Activities” above in this Quarterly Report on Form 10-Q for a more detailed discussion of the nature of the accounting estimates involved in valuing derivative instruments.

In addition to the commitments above, we have commitments for the purchase of facilities and infrastructure as of March 31, 2011 of $13.1 million.

Trends and Uncertainties

For a discussion of trends and uncertainties that may affect our financial condition or liquidity, we refer you to the corresponding section in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2010. Other than as discussed above and except for trends described in the risk factor section contained in Part II, Item 1A of this Form 10-Q, no material change to such trends and uncertainties has occurred during the three months ended March 31, 2011.

Critical Accounting Policies and Estimates

We refer you to the corresponding section in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2010 and the notes to the Unaudited Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for a description of critical accounting policies and estimates.

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

Commodity Price Risk

Our primary market risk exposure is in the prices we receive for our production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot regional market prices applicable to our U.S. natural gas production. Pricing for natural gas, NGLs and oil has been volatile and unpredictable for several years, and we expect this volatility to continue in the future. The prices we receive for future production depend on many factors outside of our control, including volatility in the differences between product prices at sales points and the applicable index price. Based on our average daily production and our derivative contracts in place for the three months ended March 31, 2011, our annual income before income taxes would have decreased by approximately $0.9 million for each $0.10 decrease per MMBtu in natural gas prices and approximately $0.1 million for each $1.00 per barrel decrease in crude oil prices.

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

As of April 22, 2011, we have financial derivative instruments related to natural gas, NGLs and oil volumes in place for the following periods indicated. Further detail of these hedges is summarized in the table presented above under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Capital Resources and Liquidity— Commodity Hedging Activities.”

	April – December 2011	For the year 2012	For the year 2013	For the year 2014
Oil (Bbls)	797,500	768,600	182,500	109,500
Natural Gas (MMbtu)	45,152,500	26,990,000	0	0
Natural Gas Basis (MMbtu)	5,500,000	7,320,000	0	0
Natural Gas Liquids (Gallons)	57,300,000	16,500,000	0	0

Rate Risks

At March 31, 2011, there was no outstanding balance under our Amended Credit Facility, which bears interest at floating rates in accordance with our Amended Credit Facility. Therefore the average annual interest rate incurred on this debt for the three months ended March 31, 2011 was 0% and a 1.0% increase in each of the average LIBOR rate and federal funds rate for the three months ended March 31, 2011 would have had no effect on interest expense for the three months ended March 31, 2011. At March 31, 2010, we had debt outstanding under our Amended Credit Facility of $15.0 million. The average annual interest rate incurred on this debt for the three months ended March 31, 2010 was 2.1%. A 1.0% increase in each of the average LIBOR rate and federal funds rate for the three months ended March 31, 2010 would have resulted in an estimated $0.2 million increase in interest expense assuming a similar average debt level to the three months ended March 31, 2010. We also had $172.5 million principal amount of Convertible Notes and $250.0 million principal amount of Senior Notes outstanding at March 31, 2011, which have fixed cash interest rates of 5.0% and 9.875% per annum, respectively.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2011.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of the date of this filing, there have been no material changes or updates to the risk factors previously disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2010, referred to as our 2010 Annual Report. An investment in our securities involves various risks. When considering an investment in our Company, you should carefully consider all of the risk factors described in our 2010 Annual Report and subsequent reports filed with the SEC. These risks and uncertainties are not the only ones facing us, and there may be additional matters that we are unaware of or that we currently consider immaterial. All of these could adversely affect our business, financial condition, results of operations and cash flows and, thus, the value of an investment in our Company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Securities

There were no sales of unregistered equity securities during the period covered by this report.

Issuer Purchases of Equity Securities

The following table contains information about our acquisitions of equity securities during the three months ended March 31, 2011:

Period	Total Number of Shares (1)	Weighted Average Price Paid Per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 – 31, 2011	0	$0	0	0
February 1 – 28, 2011	85,180	38.08	0	0
March 1 – 31, 2011	4,350	37.69	0	0

Total	89,530	$38.06	0	0

(1)	Represents shares delivered by employees to satisfy the exercise price of stock options and tax withholding obligations in connection with the exercise of stock options and shares withheld from employees to satisfy tax withholding obligations in connection with the vesting of shares of common stock issued pursuant to our employee incentive plans.

Item 3.	Defaults upon Senior Securities.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

Exhibit Number	Description of Exhibits
3.1	Restated Certificate of Incorporation of Bill Barrett Corporation. [Incorporated by reference to Exhibit 3.4 of our Current Report on Form 8-K filed with the Commission on December 20, 2004.]

3.2	Bylaws of Bill Barrett Corporation. [Incorporated by reference to Exhibit 3.5 of our Current Report on Form 8-K filed with the Commission on December 20, 2004.]

4.1(a)	Specimen Certificate of Common Stock. [Incorporated by reference to Exhibit 4.1 of Amendment No. 1 to our Registration Statement on Form 8-A filed with the Commission on December 20, 2004.]

4.1(b)	Indenture, dated March 12, 2008, between Bill Barrett Corporation and Deutsch Bank Trust Company Americas, as Trustee. [Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed with the Commission on March 12, 2008.]

4.1(c)	Indenture, dated July 8, 2009, between Bill Barrett Corporation and Deutsche Bank Trust Company Americas, as Trustee. [Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed with the Commission on July 8, 2009.]

4.2(a)	Registration Rights Agreement, dated March 28, 2002, among Bill Barrett Corporation and the investors named therein. [Incorporated by reference to Exhibit 4.2 of Amendment No. 2 to our Registration Statement on Form S-1 (Registration No. 333-114554) filed with the Commission on August 31, 2004.]

4.2(b)	First Supplemental Indenture, dated March 12, 2008, by and between Bill Barrett Corporation and Deutsche Bank Trust Company Americas, as Trustee (including form of 5% Convertible Senior Notes due 2028). [Incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed with the Commission on March 12, 2008.]

4.2(c)	First Supplemental Indenture, dated July 8, 2009, by Bill Barrett Corporation and Deutsche Bank Trust Company Americas, as Trustee (including form of 9.875% Senior Notes due 2016). [Incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed with the Commission on July 8, 2009.]

4.3(a)	Stockholders’ Agreement, dated March 28, 2002 and as amended to date, among Bill Barrett Corporation and the investors named therein. [Incorporated by reference to Exhibit 4.3 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-114554) filed with the Commission on August 31, 2004.]

4.3(b)	Second Supplemental Indenture, dated July 8, 2009, by Bill Barrett Corporation, Bill Barrett CBM Corporation, Bill Barrett CBM LLC, Circle B Land Company LLC and Deutsche Bank Trust Company Americas, as Trustee (including form of 9.875% Senior Notes due 2016). [Incorporated by reference to Exhibit 4.3 of our Current Report on Form 8-K with the Commission on July 8, 2009.]

4.4	Form of Rights Agreement concerning Shareholder Rights Plan, which includes as Exhibit A thereto the Certificate of Designations of Series A Junior Participating Preferred Stock of Bill Barrett Corporation, and, as Exhibit B thereto the Form of Right Certificate. [Incorporated by reference to Exhibit 4.4 to Amendment No. 1 to our Registration Statement on Form 8-A filed with the Commission on December 20, 2004.]

4.5	Form of Certificate of Designations of Series A Junior Participating Preferred Stock of Bill Barrett Corporation. [Incorporated by reference to Exhibit 4.4 (Exhibit A) to Amendment No. 1 to our Registration Statement on Form 8-A filed with the Commission on December 20, 2004.]

4.6	Form of Right Certificate. [Incorporated by reference to Exhibit 4.4 (Exhibit A) to Amendment No. 1 to our Registration Statement on Form 8-A filed with the Commission on December 24, 2004.]

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101	The following materials from the Bill Barrett Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, formatted in XBRL (eXtensible Business Reporting Language) include (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders’ Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements, tagged as blocks of text.*

*	Users of this data are advised pursuant to Rule 401 of Regulation S-T that the financial information contained in the XBRL-Related Documents is unaudited. Furthermore, users of this data are advised in accordance with Rule 406T of Regulation S-T promulgated by the Securities and Exchange Commission that this Interactive Data File is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these Sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BILL BARRETT CORPORATION

Date: May 3, 2011	By:	/s/ Fredrick J. Barrett
Fredrick J. Barrett
Chairman of the Board of Directors, Chief Executive Officer and President
(Principal Executive Officer)

Date: May 3, 2011	By:	/s/ Robert W. Howard
Robert W. Howard
Chief Financial Officer and Treasurer
(Principal Financial Officer)