Form 10-Q
period 2011-09-30
BILL BARRETT CORP
filed 2011-11-03
CIK 1172139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

There were 47,678,368 shares of $0.001 par value common stock outstanding on October 21, 2011.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

BILL BARRETT CORPORATION

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2011	December 31, 2010
	(in thousands, except share and per share data)
Assets:
Current Assets:
Cash and cash equivalents	$105,219	$58,690
Accounts receivable, net of allowance for doubtful accounts of $806 as of September 30, 2011 and $814 as of December 31, 2010	88,599	72,594
Prepayments and other current assets	9,468	11,444
Derivative assets	63,975	64,920

Total current assets	267,261	207,648
Property and Equipment — At cost, successful efforts method for oil and gas properties:
Proved oil and gas properties	3,329,356	2,752,981
Unproved oil and gas properties, excluded from amortization	417,304	274,282
Furniture, equipment and other	34,353	28,501

	3,781,013	3,055,764
Accumulated depreciation, depletion, amortization and impairment	(1,453,458)	(1,243,945)

Total property and equipment, net	2,327,555	1,811,819
Deferred Financing Costs and Other Noncurrent Assets	42,816	19,033

Total	$2,637,632	$2,038,500

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts payable and accrued liabilities	$97,754	$83,981
Amounts payable to oil and gas property owners	27,564	19,803
Production taxes payable	48,183	38,410
Derivative liabilities	838	943
Deferred income taxes	20,401	22,820

Total current liabilities	194,740	165,957
Long-Term Debt	810,183	404,399
Asset Retirement Obligations	65,811	52,270
Deferred Income Taxes	313,922	266,009
Derivatives and Other Noncurrent Liabilities	3,068	8,903
Stockholders’ Equity:
Common stock, $0.001 par value; authorized 150,000,000 shares; 47,672,174 and 46,813,269 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively, with 841,731 and 891,453 shares subject to restrictions, respectively	47	46
Additional paid-in capital	861,079	830,903
Retained earnings	330,671	262,184
Treasury stock, at cost: zero shares at September 30, 2011 and December 31, 2010	0	0
Accumulated other comprehensive income	58,111	47,829

Total stockholders’ equity	1,249,908	1,140,962

Total	$2,637,632	$2,038,500

See notes to unaudited consolidated financial statements.

BILL BARRETT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands, except share and per share amounts)
Operating and Other Revenues:
Oil and gas production	$206,611	$185,007	$573,136	$534,956
Commodity derivative gain (loss)	1,285	(4,934)	(12,734)	(2,922)
Other	769	558	4,028	3,032

Total operating and other revenues	208,665	180,631	564,430	535,066
Operating Expenses:
Lease operating expense	13,683	13,001	41,057	39,023
Gathering, transportation and processing expense	25,431	17,301	66,105	51,758
Production tax expense	10,946	8,193	29,293	25,524
Exploration expense	554	3,841	2,602	4,796
Impairment, dry hole costs and abandonment expense	17,187	4,653	18,563	8,520
Depreciation, depletion and amortization	76,165	69,192	210,406	191,626
General and administrative expense	17,795	13,985	50,248	41,729

Total operating expenses	161,761	130,166	418,274	362,976

Operating Income	46,904	50,465	146,156	172,090
Other Income and Expense:
Interest income and other income (expense)	(2)	231	163	356
Interest expense	(14,015)	(11,170)	(38,378)	(32,492)

Total other income and expense	(14,017)	(10,939)	(38,215)	(32,136)

Income before Income Taxes	32,887	39,526	107,941	139,954
Provision for Income Taxes	12,251	14,964	39,454	52,217

Net Income	$20,636	$24,562	$68,487	$87,737

Net Income Per Common Share, Basic	$0.44	$0.54	$1.48	$1.95

Net Income Per Common Share, Diluted	$0.43	$0.54	$1.45	$1.92

Weighted Average Common Shares Outstanding, Basic	46,734,983	45,206,251	46,416,833	45,066,505
Weighted Average Common Shares Outstanding, Diluted	47,527,062	45,790,760	47,124,768	45,595,153

See notes to unaudited consolidated financial statements.

BILL BARRETT CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(UNAUDITED)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Comprehensive Income
	(in thousands)
Balance — December 31, 2009	$45	$792,418	$181,682	$0	$54,410	$1,028,555
Exercise of options, restricted stock activity and shares exchanged for exercise and tax withholding	1	23,777	0	(3,685)	0	20,093	$0
APIC pool for excess tax benefits related to stock-based compensation	0	(52)	0	0	0	(52)	0
Stock-based compensation	0	18,445	0	0	0	18,445	0
Retirement of treasury stock	0	(3,685)	0	3,685	0	0	0
Comprehensive income:
Net income	0	0	80,502	0	0	80,502	80,502
Effect of derivative financial instruments, net of $4,086 of taxes	0	0	0	0	(6,581)	(6,581)	(6,581)

Total comprehensive income							$73,921

Balance — December 31, 2010	$46	$830,903	$262,184	$0	$47,829	$1,140,962
Exercise of options, restricted stock activity and shares exchanged for exercise and tax withholding	1	19,582	0	(4,280)	0	15,303	$0
Stock-based compensation	0	14,874	0	0	0	14,874	0
Retirement of treasury stock	0	(4,280)	0	4,280	0	0	0
Comprehensive income:							0
Net income	0	0	68,487	0	0	68,487	68,487
Effect of derivative financial instruments, net of $6,023 of taxes	0	0	0	0	10,282	10,282	10,282

Total comprehensive income							$78,769

Balance — September 30, 2011	$47	$861,079	$330,671	$0	$58,111	$1,249,908

See notes to unaudited consolidated financial statements.

BILL BARRETT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2011	2010
	(in thousands)
Operating Activities:
Net income	$68,487	$87,737
Adjustments to reconcile to net cash provided by operations:
Depreciation, depletion and amortization	210,406	191,626
Deferred income taxes	39,470	60,350
Impairment, dry hole costs and abandonment expense	18,563	8,520
Unrealized derivative gain	(9,971)	(16,005)
Stock compensation and other non-cash charges	15,958	12,201
Amortization of debt discounts and deferred financing costs	9,849	8,831
Gain on sale of properties	(2,009)	(999)
APIC pool for excess tax benefits related to stock-based compensation	0	52
Change in operating assets and liabilities:
Accounts receivable	(14,779)	(80)
Prepayments and other assets	2,617	(10,303)
Accounts payable, accrued and other liabilities	(12,152)	(9,943)
Amounts payable to oil and gas property owners	7,761	5,446
Production taxes payable	9,773	3,122

Net cash provided by operating activities	343,973	340,555
Investing Activities:
Additions to oil and gas properties, including acquisitions	(701,397)	(313,481)
Additions of furniture, equipment and other	(5,758)	(2,091)
Proceeds from sale of properties and other investing activities	1,804	2,133

Net cash used in investing activities	(705,351)	(313,439)
Financing Activities:
Proceeds from credit facility	330,000	20,000
Principal payments on credit facility	(330,000)	(25,000)
Proceeds from stock option exercises	18,991	10,508
Proceeds from issuance of Senior Notes	400,000	0
Deferred financing costs and other	(11,084)	(15,257)

Net cash provided by (used in) financing activities	407,907	(9,749)

Increase in Cash and Cash Equivalents	46,529	17,367
Beginning Cash and Cash Equivalents	58,690	54,405

Ending Cash and Cash Equivalents	$105,219	$71,772

See notes to unaudited consolidated financial statements.

BILL BARRETT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

September 30, 2011

1. Organization

Bill Barrett Corporation together with its wholly-owned subsidiaries (the “Company”), a Delaware corporation, is an independent oil and gas company engaged in the exploration, development and production of natural gas and crude oil. Since its inception in January 2002, the Company has conducted its activities principally in the Rocky Mountain region of the United States.

2. Summary of Significant Accounting Policies

Basis of Presentation. The accompanying Unaudited Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying Unaudited Consolidated Financial Statements include all adjustments (consisting of normal and recurring accruals) considered necessary to present fairly the Company’s financial position as of September 30, 2011, the Company’s results of operations for the three and nine months ended September 30, 2011 and 2010 and cash flows for the nine months ended September 30, 2011 and 2010. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the full year because of the impact of fluctuations in prices received for natural gas and oil, natural production declines, timing of development and exploration activities, the uncertainty of exploration and development drilling results and other factors. For a more complete understanding of the Company’s operations, financial position and accounting policies, the Unaudited Consolidated Financial Statements and the notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 previously filed with the SEC.

In the course of preparing the Unaudited Consolidated Financial Statements, management makes various assumptions, judgments and estimates to determine the reported amount of assets, liabilities, revenues and expenses and in the disclosures of commitments and contingencies. Changes in these assumptions, judgments and estimates will occur as a result of the passage of time and the occurrence of future events and, accordingly, actual results could differ from amounts initially established.

Areas requiring the use of assumptions, judgments and estimates relate to the expected cash settlement of the Company’s 5% Convertible Senior Notes due 2028 (“Convertible Notes”) in computing diluted earnings per share, volumes of natural gas and oil reserves used in calculating depreciation, depletion and amortization (“DD&A”), the amount of expected future cash flows used in determining possible impairments of oil and gas properties and the amount of future capital costs used in these calculations. Assumptions, judgments and estimates also are required in determining future abandonment obligations, the timing of dry hole costs, impairments of undeveloped properties, valuing deferred tax assets, and estimating fair values of derivative instruments and stock-based payment awards.

Oil and Gas Properties. The Company’s oil and gas exploration and production activities are accounted for using the successful efforts method. Under this method, all property acquisition costs and costs of exploratory and development wells are capitalized when incurred, pending determination of whether the well has found proved reserves. If an exploratory well does not find proved reserves, the costs of drilling the well are charged to expense and included within cash flows from investing activities in the Unaudited Consolidated Statements of Cash Flows. The costs of development wells are capitalized whether productive or nonproductive. Oil and gas lease acquisition costs are also capitalized. Interest cost is capitalized as a component of property cost for significant exploration and development projects that require greater than six months to be readied for their intended use. The weighted average interest rates used to capitalize interest were 8.5% and 12.4% for the three months ended September 30, 2011 and 2010, respectively, and 10.3% and 12.0% for the nine months ended September 30, 2011 and 2010, respectively, which include interest, amortization of discounts and deferred financing fees on the Company’s Convertible Notes, its 9.875% Senior Notes due 2016 (“9.875% Senior Notes”), its 7.625% Senior Notes due 2019 (“7.625% Senior Notes”) and its credit facility. The Company capitalized interest costs of $0.3 million and $1.1 million for the three months ended September 30, 2011 and 2010, respectively, and $1.2 million and $3.5 million for the nine months ended September 30, 2011 and 2010, respectively.

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

Unproved oil and gas property costs are transferred to proved oil and gas properties if the properties are subsequently determined to be productive and are assigned proved reserves. Proceeds from sales of partial interests in unproved leases are accounted for as a recovery of cost without recognizing any gain until all costs are recovered. Unproved oil and gas properties are assessed periodically for impairment based on remaining lease terms, drilling results, reservoir performance, commodity price outlooks, future plans to develop acreage and other relevant matters. During the three and nine months ended September 30, 2011, the Company recognized a non-cash impairment charge of $3.9 million related to its unproved oil and gas properties which was included within impairment, dry hole costs and abandonment expense in the Unaudited Consolidated Statements of Operations. The non-cash impairment charge related to acreage within an exploration project that the Company no longer considers prospective. During the three and nine months ended September 30, 2010, the Company did not recognize any non-cash impairment charges related to its unproved oil and gas properties.

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

The following table sets forth the net capitalized costs and associated accumulated DD&A, and non-cash impairments relating to the Company’s natural gas and oil producing activities:

	As of September 30, 2011	As of December 31, 2010
	(in thousands)
Proved properties	$586,491	$437,741
Wells and related equipment and facilities	2,476,991	2,083,329
Support equipment and facilities	253,238	219,280
Materials and supplies	12,636	12,631

Total proved oil and gas properties	$3,329,356	$2,752,981
Unproved properties	297,611	172,242
Wells and facilities in progress	119,693	102,040

Total unproved oil and gas properties, excluded from amortization	$417,304	$274,282
Accumulated depreciation, depletion, amortization and impairment	(1,438,590)	(1,230,975)

Total oil and gas properties, net	$2,308,070	$1,796,288

Net changes in capitalized exploratory well costs for the nine months ended September 30, 2011 are reflected in the following table (in thousands):

Beginning of period	$9,041
Additions to capitalized exploratory well costs pending the determination of proved reserves	4,881
Reclassifications of wells, facilities and equipment based on the determination of proved reserves	(2,357)
Exploratory well costs charged to dry hole costs and abandonment expense	(2,972)

End of period	$8,593

The following table presents costs of exploratory wells for which drilling has been completed for a period of greater than one year and which are included in unproved oil and gas properties as of September 30, 2011, pending determination of whether the wells will be assigned proved reserves:

	Time Elapsed Since Drilling Completed
	1-2 Years	3-5 Years	Total
Costs of wells for which drilling has been completed (in thousands)	$893	$4,057	$4,950
Number of wells for which drilling has been completed	7	26	33

As of September 30, 2011, exploratory well costs that have been capitalized for a period greater than one year since the completion of drilling were $5.0 million, all of which were related to coalbed methane wells located in the Powder River Basin. These wells were drilled into various coal seams. In order to produce gas from the coal seams, a period of dewatering typically lasting up to 36 months, or in some cases longer, is required prior to obtaining sufficient gas production to justify capital expenditures for compression and gathering and to classify the reserves as proved.

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

The Company reviews its proved oil and gas properties for impairment whenever events and circumstances indicate that a decline in the recoverability of their carrying value may have occurred. The Company estimates the expected undiscounted future cash flows of its oil and gas properties and compares such undiscounted future cash flows to the carrying amount of the oil and gas properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, the Company will adjust the carrying amount of the oil and gas properties to fair value. The factors used to determine fair value include, but are not limited to, recent sales prices of comparable properties, the present value of future cash flows, net of estimated operating and development costs using estimates of reserves, future commodity pricing, future production estimates, anticipated capital expenditures and various discount rates commensurate with the risk and current market conditions associated with realizing the expected cash flows projected. During the three and nine months ended September 30, 2011 and 2010, the Company did not recognize any non-cash impairment charges related to its proved oil and gas properties.

The provision for DD&A of oil and gas properties is calculated on a field-by-field basis using the unit-of-production method. Oil is converted to natural gas equivalents, Mcfe, at the rate of one barrel to six Mcf. Estimated future dismantlement, restoration and abandonment costs, which are net of estimated salvage values, are taken into consideration.

Accounts Payable and Accrued Liabilities. Accounts payable and accrued liabilities are comprised of the following (in thousands):

	September 30,	December 31,
	2011	2010
Accrued drilling and facility costs	$55,022	$39,912
Accrued lease operating, gathering, transportation and processing expenses	21,248	15,610
Accrued general and administrative expenses	9,856	9,020
Trade payables and other	11,628	19,439

Total accounts payable and accrued liabilities	$97,754	$83,981

New Accounting Pronouncements. In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2010-06, Improving Disclosures about Fair Value Measurements, which amended FASB Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures. The intent of this update was to improve disclosure requirements related to fair value measurements and disclosures. New disclosures were required regarding transfers in and out of Levels 1 and 2 and activity within Level 3 fair value measurements, as well as clarification of existing disclosures regarding the level of disaggregation of derivative contracts and disclosures about fair value measurement inputs and valuation techniques. The guidance was effective for interim and annual periods beginning after December 15, 2009, except for the Level 3 reconciliation disclosures, which were effective for interim and annual periods beginning after December 15, 2010. The Company adopted the provisions on January 1, 2010, except for the Level 3 reconciliation disclosures, which were adopted on January 1, 2011. Adoption of the disclosure requirements did not have a material impact on the Company’s financial position or results of operations.

In December 2010, the FASB issued Accounting Standards Update 2010-29, Business Combinations: Disclosure of Supplementary Pro Forma Information for Business Combinations, which amended FASB ASC Topic 805, Business Combinations. The objective of this update is to clarify and expand the pro forma revenue and earnings disclosure requirements for business combinations. The guidance was effective for fiscal years beginning after December 15, 2010, and the Company adopted the provision on January 1, 2011. Adoption of the disclosure requirements did not have a material impact on the Company’s financial position or results of operations.

In May 2011, the FASB issued Accounting Standards Update 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, which amended FASB ASC Topic 820, Fair Value Measurement. The objective of this update is to create common fair value measurement and disclosure requirements between GAAP and International Financial Reporting Standards (“IFRS”). The amendments clarify existing fair value measurement and disclosure requirements and make changes to particular principles or requirements for measuring or disclosing information about fair value measurements. These amendments are not expected to have a significant impact on companies applying GAAP. This provision is effective for interim and annual periods beginning after December 15, 2011. Adoption of this update is not expected to have a material impact on the Company’s disclosures and financial statements.

In June 2011, the FASB issued Accounting Standards Update 2011-05, Presentation of Comprehensive Income, which amended FASB ASC Topic 220, Comprehensive Income. The intent of this update was to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. To facilitate convergence of GAAP and IFRS, the FASB eliminated the option to present components of other comprehensive income as part of the statement of stockholders’ equity and requires an entity to present total comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. The guidance is effective for interim and annual periods beginning after December 15, 2011. The Company is currently evaluating the potential impact that the adoption will have on the Company’s disclosures and financial statements.

3. Earnings Per Share

Basic net income per common share is calculated by dividing net income attributable to common stock by the weighted average number of common shares outstanding during each period. Nonvested equity shares of common stock are included in the computation of basic net income per common share only after the shares become fully vested. Diluted net income per common share is calculated by dividing net income attributable to common stock by the weighted average number of common shares outstanding and other dilutive securities. Potentially dilutive securities for the diluted net income per common share calculations consist of nonvested equity shares of common stock, in-the-money outstanding stock options to purchase the Company’s common stock and shares into which the Convertible Notes are convertible.

In satisfaction of its obligation upon conversion of the Convertible Notes, the Company may elect to deliver, at its option, cash, shares of its common stock or a combination of cash and shares of its common stock. The Company currently expects to settle the Convertible Notes in cash; therefore, the treasury stock method was used to measure the potentially dilutive impact of shares associated with that conversion feature. The Convertible Notes issued March 12, 2008 have not been dilutive since their issuance, and therefore, did not impact the diluted net income per common share calculation for the three and nine months ended September 30, 2011 and 2010. The diluted net income per common share calculation excludes the anti-dilutive effect of 95,280 and 160,214 shares of stock options and nonvested performance-based equity shares of common stock for the three months ended September 30, 2011 and 2010, respectively, and 140,015 and 222,747 shares of stock options and nonvested performance-based equity shares of common stock for the nine months ended September 30, 2011 and 2010, respectively.

The following table sets forth the calculation of basic and diluted net income per common share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income	$20,636	$24,562	$68,487	$87,737
Basic weighted-average common shares outstanding in period	46,735	45,206	46,417	45,067
Add dilutive effects of stock options and nonvested performance-based equity shares of common stock	792	585	708	528

Diluted weighted-average common shares outstanding in period	47,527	45,791	47,125	45,595

Basic net income per common share	$0.44	$0.54	$1.48	$1.95

Diluted net income per common share	$0.43	$0.54	$1.45	$1.92

4. Supplemental Disclosures of Cash Flow Information

Supplemental cash flow information is as follows (in thousands):

	Nine Months Ended September 30,
	2011	2010
Cash paid for interest, net of amount capitalized	$35,971	$32,009
Net cash paid (received) for income taxes	(7,502)	2,696
Supplemental disclosures of non-cash investing and financing activities:
Current liabilities that are reflected in investing activities	63,751	47,412
Current liabilities that are reflected in financing activities	644	0
Net increase (decrease) in asset retirement obligations	11,551	311
Treasury stock acquired from employee stock option exercises	592	70
Retirement of treasury stock	(4,280)	(3,649)

5. Acquisitions

On June 8, 2011, the Company completed an acquisition, from an unrelated party, of oil properties and related assets in the East Bluebell area of the Uinta Basin (“East Bluebell Acquisition”) located in Duchesne and Uintah Counties in Utah. Total cash consideration given was approximately $116.8 million after post-closing adjustments. The purchase price allocation, after post-closing adjustments, is as follows (in thousands):

Consideration given:
Cash	$116,790

Total consideration given	$116,790

Amounts recognized for preliminary fair value of assets acquired and liabilities assumed:

Proved properties	$76,188
Unproved properties	44,027
Asset retirement obligation	(2,054)
Liabilities assumed	(3,698)
Other assets acquired	2,327

Net fair value of oil properties acquired and liabilities assumed	$116,790

On August 16, 2011, the Company completed an acquisition, from an unrelated party, of oil and gas properties and related assets in the Denver-Julesburg Basin (“DJ Basin Acquisition”) located in northeastern Colorado and southeastern Wyoming. Total cash consideration given was approximately $145.4 million, subject to final post-closing adjustments. The preliminary purchase price allocation, which is subject to final purchase price allocation adjustments, is as follows (in thousands):

Consideration given:
Cash	$145,384

Total consideration given	$145,384

Amounts recognized for preliminary fair value of assets acquired and liabilities assumed:

Proved properties	$92,659
Unproved properties	61,891
Asset retirement obligation	(7,670)
Liabilities assumed	(1,496)

Net fair value of oil and gas properties acquired and liabilities assumed	$145,384

The East Bluebell Acquisition and DJ Basin Acquisition qualified as business combinations and, as such, the Company estimated the fair value of each property as of the respective acquisition dates, June 8, 2011 and August 16, 2011. To estimate the fair values of the properties as of the acquisition date, the Company used a net asset value approach. The Company utilized a discounted cash flow model that took into account the following inputs to arrive at estimates of future net cash flows:

•	Estimated ultimate recovery of crude oil and natural gas as prepared by the Company’s internal petroleum engineers;

•

Estimated future commodity prices based on NYMEX crude oil and gas futures prices as of each acquisition date and adjusted for estimated location and quality differentials as well as related transportation costs;

•	Estimated future production rates; and

•	Estimated timing and amounts of future operating and development costs.

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

The Company has not presented pro forma information for the acquired businesses as the impact of the acquisitions were not material to the consolidated balance sheet or results of operations for the three or nine months ended September 30, 2011. The results of operations from the East Bluebell Acquisition and the DJ Basin Acquisition are included in the Company’s consolidated financial statements from the acquisition dates of June 8, 2011 and August 16, 2011, respectively. Revenue related to the East Bluebell

Acquisition that was included in the Company’s Unaudited Consolidated Statements of Operations was approximately $3.3 million for the three months ended September 30, 2011 and $3.8 million for the nine months ended September 30, 2011 and net income was insignificant. Revenue related to the DJ Basin Acquisition that was included in the Company’s Unaudited Consolidated Statements of Operations was approximately $1.7 million for both the three and nine months ended September 30, 2011 and net income was insignificant.

6. Long-Term Debt

The Company’s outstanding debt is summarized below (in thousands):

	Maturity Date	As of September 30, 2011			As of December 31, 2010
		Principal	Unamortized Discount	Carrying Amount	Principal	Unamortized Discount	Carrying Amount
Amended Credit Facility	April 1, 2014	$0	$0	$0	$0	$0	$0
9.875% Senior Notes (1)	July 15, 2016	250,000	(9,171)	240,829	250,000	(10,234)	239,766
5% Convertible Notes (2)	March 15, 2028 (3)	172,500	(3,146)	169,354	172,500	(7,867)	164,633
7.625% Senior Notes (4)	October 1, 2019 (4)	400,000	0	400,000	0	0	0

Total Long-Term Debt		$822,500	$(12,317)	$810,183	$422,500	$(18,101)	$404,399

(1)	The aggregate estimated fair value of the 9.875% Senior Notes was approximately $278.3 million as of September 30, 2011 based on reported market trades of these instruments.
(2)	The aggregate estimated fair value of the Convertible Notes was approximately $174.2 million as of September 30, 2011. Because there is no active, public market for the Convertible Notes, the fair value was based on market-based parameters of the various components of the Convertible Notes and over-the-counter trades.
(3)	The Company currently expects that the holders will put the Convertible Notes to the Company in March 2012. The Company also has the option to call the Convertible Notes at any time thereafter.
(4)	The aggregate estimated fair value of the 7.625% Senior Notes was approximately $393.5 million as of September 30, 2011 based on reported market trades of these instruments.

Revolving Credit Facility

On March 16, 2010, the Company amended its revolving credit facility (the “Amended Credit Facility”) and extended the maturity date to April 1, 2014. The Amended Credit Facility bears interest, based on the borrowing base usage, at the London Interbank Offered Rate (“LIBOR”) plus applicable margins ranging from 2.0% to 3.0% or an alternate base rate (“ABR”), based upon the greater of the prime rate, the federal funds effective rate plus 0.5% or the adjusted one month LIBOR plus 1.0%, plus applicable margins ranging from 1.0% to 2.0%. The borrowing base is required to be redetermined twice per year. On March 25, 2011, the borrowing base was reaffirmed at $800.0 million with commitments from 19 lenders of $700.0 million, based on December 31, 2010 reserves and hedge positions. As a result of issuing $400.0 million of 7.625% Senior Notes on September 27, 2011, the borrowing base was reduced to $700.0 million. The Company pays annual commitment fees of 0.5% of the unused amount of the commitments. The Amended Credit Facility is secured by natural gas and oil properties representing at least 80% of the value of the Company’s proved reserves and the pledge of all of the stock of the Company’s subsidiaries. The Amended Credit Facility also contains certain financial covenants. The Company currently is in compliance with all financial covenants and has complied with all financial covenants for all prior periods.

On October 18, 2011, the Company further amended the Amended Credit Facility which included extending the maturity date to October 31, 2016, increasing commitments to $900.0 million from 17 lenders and increasing the borrowing base to $1.1 billion based upon June 30, 2011 reserves and hedge positions. The amendment also decreased the interest margin to LIBOR plus applicable margins of 1.5% to 2.5% or ABR plus 0.5% to 1.5% and reduced the commitment fee to between 0.375% to 0.5% based on borrowing base utilization.

As of September 30, 2011, the Company had a zero balance outstanding under the Amended Credit Facility. As credit support for future payments under a contractual obligation, a $26.0 million letter of credit was issued under the Amended Credit Facility, effective May 4, 2010, which reduced the borrowing capacity of the Amended Credit Facility by $26.0 million.

9.875% Senior Notes Due 2016

The 9.875% Senior Notes are senior unsecured obligations of the Company and rank equal in right of payment with all of the Company’s other existing and future senior unsecured indebtedness. The 9.875% Senior Notes will mature on July 15, 2016. Interest is payable in arrears semi-annually on January 15 and July 15 each year. The 9.875% Senior Notes are fully and unconditionally guaranteed by the Company’s subsidiaries. The 9.875% Senior Notes include certain covenants that limit the Company’s ability to incur additional indebtedness, pay dividends, make restricted payments, create liens and sell assets. The Company is currently in compliance with all financial covenants and has complied with all financial covenants for all prior periods.

5% Convertible Senior Notes due 2028

The Convertible Notes are senior unsecured obligations and rank equal in right of payment to all of the Company’s existing and future senior unsecured indebtedness. Interest is payable semi-annually in arrears on March 15 and September 15 of each year. The Convertible Notes are fully and unconditionally guaranteed by the Company’s subsidiaries.

7.625% Senior Notes Due 2019

On September 27, 2011, the Company issued $400.0 million in principal amount of 7.625% Senior Notes due 2019 at par. The 7.625% Senior Notes will mature on October 1, 2019. Interest is payable in arrears semi-annually on April 1 and October 1 beginning April 1, 2012. The Company received net proceeds of $393.0 million (net of related offering costs), which were used to repay the outstanding borrowings under the Amended Credit Facility. The 7.625% Senior Notes are senior unsecured obligations of the Company and rank equal in right of payment with all of the Company’s other existing and future senior unsecured indebtedness. The 7.625% Senior Notes are fully and unconditionally guaranteed by the Company’s subsidiaries. The 7.625% Senior Notes include certain covenants that limit the Company’s ability to incur additional indebtedness, pay dividends, make restricted payments, create liens and sell assets. The Company is currently in compliance with all financial covenants and has complied with all financial covenants since issuance.

The following table summarizes the cash portion of interest expense related to the Amended Credit Facility, 9.875% and 7.625% Senior Notes and Convertible Notes along with the non-cash portion of interest expense resulting from the amortization of debt discount and transaction costs through interest expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Amended Credit Facility (1)
Cash interest	$2,177	$1,002	$4,410	$2,424
Non-cash interest	$780	$779	$2,340	$1,962
9.875% Senior Notes (2)
Cash interest	$6,172	$6,172	$18,516	$18,516
Non-cash interest	$631	$593	$1,850	$1,698
Convertible Notes (3)
Cash interest	$2,156	$2,156	$6,469	$6,469
Non-cash interest	$1,935	$1,795	$5,576	$5,170
7.625% Senior Notes (4)
Cash interest	$339	$0	$339	$0
Non-cash interest	$83	$0	$83	$0

(1)	Cash interest includes amounts related to interest and commitment fees paid on the line of credit and participation and fronting fees paid on the letter of credit.
(2)	The stated interest rate for the 9.875 % Senior Notes is 9.875% per annum with an effective interest rate of 11.3% per annum.
(3)	The stated interest rate for the Convertible Notes is 5% per annum with an effective interest rate of 9.7% per annum. The effective interest rate of the Convertible Notes includes the amortization of the debt discount, which represents the fair value of the equity conversion feature at the time of issue.
(4)	The stated interest rate for the 7.625% Senior Notes is 7.625% per annum with an effective interest rate of 7.9% per annum. The cash interest will be paid with the first interest payment due on April 1, 2012.

7. Asset Retirement Obligations

The estimated fair value of the future costs associated with dismantlement, abandonment and restoration of oil and gas properties is recorded generally upon acquisition or completion of a well. The net estimated costs are discounted to present values using a credit-adjusted, risk-free rate over the estimated economic life of the oil and gas properties. Such costs are capitalized as part of the related asset. The asset is depleted on the units-of-production method on a field-by-field basis. The associated liability is classified in current and long-term liabilities in the Unaudited Consolidated Balance Sheets. The liability is periodically adjusted to reflect (1) new liabilities incurred, (2) liabilities settled during the period, (3) accretion expense, and (4) revisions to estimated future cash flow requirements. The accretion expense is recorded as a component of DD&A expense in the Unaudited Consolidated Statements of Operations.

A reconciliation of the Company’s asset retirement obligations for the nine months ended September 30, 2011 is as follows (in thousands):

Beginning of period	$53,079
Liabilities incurred	11,552
Liabilities settled	(403)
Accretion expense	2,941
Revisions to estimate	0

End of period	$67,169
Less: current asset retirement obligations	1,358

Long-term asset retirement obligations	$65,811

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

The following tables set forth by level within the fair value hierarchy the Company’s financial assets and financial liabilities as of September 30, 2011 and December 31, 2010 that were measured at fair value on a recurring basis. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of assets and liabilities and their placement within the fair value hierarchy levels.

As of September 30, 2011

	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Deferred compensation plan	$464	$0	$0	$464
Commodity derivatives	0	96,431	0	96,431
Liabilities
Commodity derivatives	$0	$(13,763)	$0	$(13,763)

As of December 31, 2010

	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Deferred compensation plan	$260	$0	$0	$260
Commodity derivatives	0	81,685	0	81,685
Liabilities
Commodity derivatives	$0	$(25,294)	$0	$(25,294)

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

Level 2 Fair Value Measurements–The fair value of the natural gas and crude oil forwards and options are estimated using a combined income and market valuation methodology with a mid-market pricing convention based upon forward commodity price and volatility curves. The curves are obtained from independent pricing services reflecting broker market quotes. The Company did not make any adjustments to the obtained curves. The pricing services publish observable market information from multiple brokers and exchanges. No proprietary models are used by the pricing services for the inputs. The Company utilized the counterparties’ valuations to assess the reasonableness of the Company’s valuations.

Level 3 Fair Value Measurements–As of September 30, 2011, and for the nine months ended September 30, 2011, the Company did not have assets or liabilities that were measured on a recurring basis classified under a Level 3 fair value hierarchy.

Assets and Liabilities Measured on a Non-Recurring Basis

The Company utilizes fair value on a non-recurring basis to perform impairment tests as required on its property and equipment when events and circumstances indicate a possible decline in the recoverability of the carrying value of such property and equipment. The inputs used to determine such fair value are primarily based upon internally developed cash flow models and would generally be classified within Level 3. The Company also applied fair value accounting guidance to measure the assets and liabilities acquired in the East Bluebell Acquisition and the DJ Basin Acquisition. These assets and liabilities are subject to fair value adjustments only in certain circumstances and are not subject to recurring revaluations. The preliminary fair values of these items were primarily determined using the present value of estimated future cash inflows and outflows. Given the unobservable nature of these inputs, they are classified within Level 3. See Note 5 for additional discussion of the East Bluebell Acquisition and the DJ Basin Acquisition and disclosure of the inputs used to determine the preliminary fair value of the assets and liabilities acquired. Additionally, the Company uses fair value to determine the inception value of its asset retirement obligations. The inputs used to determine such fair value are primarily based upon costs incurred historically for similar work, as well as estimates from independent third parties for costs that would be incurred to restore leased property to the contractually stipulated condition and would generally be classified within Level 3.

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

All derivative instruments, other than those that meet the normal purchase and normal sale exception as mentioned above, are recorded at fair value and included in the Unaudited Consolidated Balance Sheets as assets or liabilities. The following table summarizes the location and fair value amounts of all derivative instruments in the Unaudited Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
	(in thousands)
Derivatives Designated as Cash Flow Hedging Instruments
Assets:
Current: Derivative assets	$69,759	$80,460
Current: Derivative liabilities (1)	734	0
Deferred financing costs and other noncurrent assets (4)	20,432	0
Derivatives and other noncurrent liabilities (1)(3)	333	1,166
Liabilities:
Current: Derivative assets (2)	0	(2,172)
Current: Derivative liabilities	0	(943)
Derivatives and other noncurrent liabilities (3)	0	(2,925)

Total derivatives designated as cash flow hedging instruments	$91,258	$75,586

Derivatives Not Designated as Cash Flow Hedging Instruments
Assets:
Current: Derivative assets	$4,501	$59
Current: Derivative liabilities (1)	130	0
Deferred financing costs and other noncurrent assets (4)	542	0

	September 30, 2011	December 31, 2010
	(in thousands)
Liabilities:
Current: Derivative assets (2)	(10,285)	(13,427)
Current: Derivative liabilities	(1,702)	0
Deferred financing costs and other noncurrent assets (4)(2)	(859)	0
Derivatives and other noncurrent liabilities (3)	(917)	(5,827)

Total derivatives not designated as cash flow hedging instruments	$(8,590)	$(19,195)

Total Derivatives	$82,668	$56,391

(1)	Amounts are netted against derivative liability balances with the same counterparty, and, therefore, are presented as a net liability on the Unaudited Consolidated Balance Sheets.
(2)	Amounts are netted against derivative asset balances with the same counterparty, and, therefore, are presented as a net asset on the Unaudited Consolidated Balance Sheets.
(3)	As of September 30, 2011 and December 31, 2010, this line item on the Unaudited Consolidated Balance Sheets also includes $2.5 million and $1.3 million, respectively, of other noncurrent liabilities.
(4)	As of September 30, 2011 and December 31, 2010, this line item on the Unaudited Consolidated Balance Sheets also includes $22.7 million and $19.0 million, respectively, of deferred financing costs and other noncurrent assets.

For derivative instruments that qualify and are designated as cash flow hedges, changes in fair value, to the extent the hedges are effective, are recognized in accumulated other comprehensive income (“AOCI”) until the forecasted transaction occurs. The Company will reclassify the appropriate cash flow hedge amounts from AOCI to oil and gas production revenues in the Unaudited Consolidated Statements of Operations as the hedged production quantity is sold. Based on projected market prices as of September 30, 2011, the amount to be reclassified from AOCI to net income in the next 12 months would be an after-tax net gain of approximately $45.3 million. Any actual increase or decrease in revenues will depend upon market conditions over the period during which the forecasted transactions occur. The Company anticipates that all originally forecasted transactions related to the Company’s derivatives that continue to be accounted for as cash flow hedges will occur by the end of the originally specified time periods.

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

	Derivatives Qualifying as Cash Flow Hedges	Three Months Ended September 30,		Nine Months Ended September 30,
		2011	2010	2011	2010
		(in thousands)		(in thousands)
Amount of gain recognized in AOCI (net of tax)	Commodity Hedges	$44,084	$35,756	$56,076	$101,452
Amount of gain reclassified from AOCI into income (net of tax)	Commodity Hedges (1)	15,963	32,404	45,794	76,720
Amount of gain (loss) recognized in income on ineffective hedges	Commodity Hedges (2)	(18)	(781)	1,032	(1,047)

(1)	Included in oil and gas production revenues in the Unaudited Consolidated Statements of Operations.
(2)	Included in commodity derivative gain (loss) in the Unaudited Consolidated Statements of Operations.

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

In addition to the swaps and collars discussed above, the Company has entered into basis only swaps. Basis only swaps hedge the difference between the New York Mercantile Exchange (“NYMEX”) gas price and the price received for the Company’s natural gas production at a specific delivery location. Although the Company believes that this is an appropriate part of a risk mitigation strategy, the basis only swaps do not qualify for hedge accounting because the total future cash flow has not been fixed. As a result, the changes in fair value of these derivative instruments are recorded in earnings and recognized in commodity derivative gain (loss) in the Unaudited Consolidated Statements of Operations. The Company has also entered into swap contracts to hedge the amount received related to natural gas liquids (“NGLs”) resulting from the processing of its natural gas. The NGL hedges were not designated as cash flow hedges, and the changes in fair value of these derivative instruments were recorded in earnings.

The following table summarizes the location and amounts of gains and losses on derivative instruments that do not qualify for hedge accounting for the period indicated:

	Location of Loss Recognized in Income on Derivatives	Three Months Ended September 30,		Nine Months Ended September 30,
		2011	2010	2011	2010
		(in thousands)		(in thousands)
Amount of gain (loss) recognized in income on derivatives	Commodity derivative gain (loss)	$1,303	$(4,153)	$(13,766)	$(1,875)

As of September 30, 2011, the Company had financial instruments in place to hedge the following volumes for the periods indicated:

	October –December 2011	For the year 2012	For the year 2013	For the year 2014
Oil (Bbls)	303,600	1,061,400	328,500	219,000
Natural Gas (MMbtu)	17,110,000	46,495,000	3,650,000	0
Natural Gas Basis (MMbtu)	1,840,000	7,320,000	0	0
Natural Gas Liquids (Gallons)	17,400,000	21,000,000	0	0

The Company recognized a net increase in revenues related to natural gas, NGL and basis only hedges of $15.6 million and $52.5 million in the three and nine months ended September 30, 2011, respectively, and $44.6 million and $101.4 million for the three and nine months ended September 30, 2010, respectively. The Company also recognized a net increase related to oil hedges of $1.2 million for the three months ended September 30, 2011 and a net decrease of $2.0 million for the nine months ended September 30, 2011, and a net increase of $1.3 million and $2.4 million for the three and nine months ended September 30, 2010, respectively.

The table below summarizes the realized and unrealized gains and losses the Company recognized in the Unaudited Consolidated Statements of Operations related to its commodity derivative instruments for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Realized gain on derivatives designated as cash flow hedges (1)	$25,525	$51,841	$73,223	$122,739

Realized loss on derivatives not designated as cash flow hedges (2)	$(8,711)	$(5,941)	$(22,705)	$(18,927)
Unrealized ineffectiveness gain (loss) recognized on derivatives designated as cash flow hedges (2)	(18)	(781)	1,032	(1,047)
Unrealized gain on derivatives not designated as cash flow hedges (2)	10,014	1,788	8,939	17,052

Total commodity derivative gain (loss)	$1,285	$(4,934)	$(12,734)	$(2,922)

(1)	Included in oil and gas production revenues in the Unaudited Consolidated Statements of Operations.
(2)	Included in commodity derivative gain (loss) in the Unaudited Consolidated Statements of Operations.

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

It is the Company’s policy to enter into derivative contracts with counterparties that are lenders in the Amended Credit Facility, affiliates of lenders in the Amended Credit Facility or potential lenders in the Amended Credit Facility. Two counterparties that were lenders in the Amended Credit Facility withdrew from the facility when the Company amended the facility in October 2011. The Company will continue to monitor the credit worthiness of these two counterparties during the remaining duration of the derivatives that were entered into while they were lenders in the Amended Credit Facility. The Company’s derivative contracts are documented using an industry standard contract known as a Schedule to the Master Agreement and International Swaps and Derivative Association, Inc. Master Agreement (“ISDA”) or other contracts. Typical terms for these contracts include credit support requirements, cross default provisions, termination events and set-off provisions. The Company is not required to provide any credit support to its counterparties other than cross collateralization with the properties securing the Amended Credit Facility. The Company has set-off provisions with its lenders (or affiliates of lenders) that, in the event of counterparty default, allow the Company to set-off amounts owed to the defaulting counterparty or its affiliated lender under the Amended Credit Facility or other general obligations against monies owed for derivative contracts.

10. Income Taxes

The Company accounts for uncertainty in income taxes for tax positions taken or expected to be taken in a tax return in accordance with the FASB’s rules on income taxes. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on technical merits. During the nine months ended September 30, 2011, there was no change to the Company’s liability for uncertain tax positions.

The Company’s policy is to classify accrued interest and penalties related to unrecognized tax benefits in the Company’s income tax provision. The Company did not record any accrued interest or penalties associated with unrecognized tax benefits during the three and nine months ended September 30, 2011.

Due to the effect of state income taxes, stock-based compensation and other operating expenses that are not deductible for income tax purposes, income tax expense for the three and nine months ended September 30, 2011 and 2010 differs from the amounts that would be provided by applying the U.S. federal income tax rate to income before income taxes.

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

The Company may occasionally acquire treasury stock, which is recorded at cost, in connection with the vesting and exercise of stock-based awards or for other reasons. As of September 30, 2011, all treasury stock held by the Company was retired.

12. Accumulated Other Comprehensive Income

The components of AOCI and related tax effects for the nine months ended September 30, 2011 were as follows:

	Gross	Tax Effect	Net of Tax
	(in thousands)
Accumulated Other Comprehensive Income - December 31, 2010	$76,613	$(28,784)	$47,829
Unrealized change in fair value of cash flow hedges	89,528	(33,452)	56,076
Reclassification adjustment for realized gains on hedges included in net income	(73,223)	27,429	(45,794)

Accumulated Other Comprehensive Income - September 30, 2011	$92,918	$(34,807)	$58,111

13. Equity Incentive Compensation Plans and Other Employee Benefits

The Company maintains various stock-based compensation plans and other employee benefits as discussed below. Stock-based compensation is measured at the grant date based on the value of the awards, and the fair value is recognized on a straight-line basis over the requisite service period (usually the vesting period).

The following table presents the non-cash stock-based compensation related to equity awards for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Common stock options	$1,813	$1,795	$5,721	$5,970
Nonvested equity common stock	2,268	1,697	6,467	5,087
Nonvested performance-based equity	741	0	1,277	182
Market performance-based equity	140	79	448	230

Total non-cash stock-based compensation	$4,962	$3,571	$13,913	$11,469

Unrecognized compensation cost as of September 30, 2011 was $29.3 million related to grants of nonvested stock options and nonvested equity shares of common stock that are expected to be recognized over a weighted-average period of 2.6 years.

Stock Options and Nonvested Equity Shares. The following tables present the equity awards granted pursuant to the Company’s various stock compensation plans:

	Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
	Number of options	Weighted Average Price Per Share	Number of Options	Weighted Average Price Per Share
Options to purchase shares of common stock	38,100	$45.60	300,924	$40.13

	Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
	Number of shares	Weighted Average Grant Date Fair Value	Number of shares	Weighted Average Grant Date Fair Value
Nonvested equity shares	13,595	$44.88	330,056	$39.46
Nonvested performance-based equity shares	640	45.27	5,562	40.50
Market performance-based equity shares	160	45.27	1,198	40.60

Total shares granted	14,395		336,816

Performance Share Program. In February 2010, the Compensation Committee of the Board of Directors of the Company approved a performance share program (the “2010 Program”) pursuant to the Company’s 2008 Stock Incentive Plan (the “2008 Incentive Plan”). A total of 325,000 shares of common stock were set aside for this program under the 2008 Incentive Plan. The vesting of these awards is contingent upon meeting various Company-wide performance goals. Upon commencement of the 2010 Program and during each subsequent year of the 2010 Program, the Compensation Committee will meet to approve target and stretch goals for certain operational or financial metrics that are selected by the Compensation Committee for the upcoming year and to determine whether metrics for the prior year have been met. These performance-based awards contingently vest over a period of up to four years, depending on the level at which the performance goals are achieved. Each year for four years, it is possible for up to 50% of the shares to vest based on the achievement of the performance goals. Twenty-five percent of the total grant will vest if each of the independent metrics are met at the target level, and an additional 25% of the total grant will vest if each of the independent metrics are met at the stretch level. If the actual results for a metric are between the target levels and the stretch levels, the vested number of shares will be adjusted on a prorated basis of the actual results compared to the target and stretch goals. If the target level metrics are not met, no shares will vest. In any event, the total number of shares of common stock that could vest will not exceed the original number of performance shares granted. At the end of four years, any shares that have not vested will be forfeited.

For the year ended December 31, 2010, the performance goals consisted of finding and development costs per Mcfe (weighted at 37.5%), combined lease operating expenses and general and administrative expenses (weighted at 25%) and production growth (weighted at 37.5%). Based on the Company’s performance with respect to those metrics during the year ended December 31, 2010, the Compensation Committee in February 2011 approved vesting of 25.9% of the total grant. The Company recorded the remaining non-cash stock-based compensation cost associated with these shares of $0.2 million for the nine months ended September 30, 2011, for the remaining time vesting requirement through the February 2011 vest date.

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

In March 2011, the Compensation Committee approved the performance metrics for vesting of the performance shares based on 2011 performance. For the year ending December 31, 2011, the performance goals consist of annual production growth (weighted at 25%), increases to natural gas and oil proved, probable and possible reserves (weighted at 25%), finding and development costs (weighted at 25%) and increases to the Company’s present value (at a 10% annual discount) of future net cash flows from proved reserves (weighted at 25%). For the nine months ended September 30, 2011, the remaining nonvested performance shares that were granted in 2010, along with 4,922 newly granted performance-based nonvested equity shares of common stock, were subject to the new grant date, and the fair value was remeasured at $39.88 per share. During the three months ended September 30, 2011, the Company granted an additional 640 performance-based nonvested equity shares of common stock at a fair value of $45.27. Of the total performance-based nonvested equity shares, 136,965 could potentially vest if all performance goals are met at the stretch level. Based upon the number of shares expected to vest through February 2012, at the estimated performance compared to the performance metrics at September 30, 2011, the Company recognized $0.7 million and $1.1 million of non-cash stock-based compensation expense associated with these shares for the three and nine months ended September 30, 2011, respectively.

In March 2011, the Compensation Committee also modified the vesting terms of the Company’s nonvested equity awards that are subject to a market performance-based vesting condition, which is based on the Company’s total stockholder return (“TSR”) ranking relative to a defined peer group’s individual TSRs. The remeasured aggregate fair value of the market-based awards was $1.3 million based on a per-share fair value of $39.88 on the new grant date. During the three months ended September 30, 2011, the Company granted an additional 160 market-based nonvested equity shares of common stock at a fair value of $45.27. The fair value of the market-based awards is amortized ratably over the remaining 2.5 year requisite service period. All compensation expense related to the market-based awards will be recognized if the requisite service period is fulfilled, even if the market condition is not achieved. The Company recognized $0.1 million and $0.4 million of non-cash stock-based compensation expense attributable to these awards for the three and nine months ended September 30, 2011, respectively.

Director Fees. The Company’s non-employee, or outside, directors may elect to receive all or a portion of their annual retainer and meeting fees in the form of the Company’s common stock issued pursuant to the Company’s 2004 Incentive Plan. After each quarter, shares of common stock with a value equal to the fees payable for that quarter, calculated using the closing price on the last trading day of the quarter, will be delivered to each outside director who elected before that quarter to receive shares for payment of director fees. The following table summarizes common stock issued as payment for directors’ fees and the amount of non-cash stock-based compensation cost recognized for the issuance of those shares:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Director fees (shares)	1,587	2,575	6,565	7,419
Stock-based compensation (in thousands)	$58	$93	$270	$242

Other Employee Benefits-401(k) Savings Plan. The Company has an employee-directed 401(k) savings plan (the “401(k) Plan”) for all eligible employees over the age of 21. Under the 401(k) Plan, employees may make voluntary contributions based upon a percentage of their pretax income.

The Company matches 100% of each employee’s contribution, up to 6% of the employee’s pretax income, with 50% of the match made with the Company’s common stock. The Company’s cash and common stock contributions are fully vested upon the date of match and employees can immediately sell the portion of the match made with the Company’s common stock. The Company made matching cash and common stock contributions of $0.3 million and $1.3 million for the three and nine months ended September 30, 2011, respectively, and $0.3 million and $1.3 million for the three and nine months ended September 30, 2010, respectively.

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

The table below summarizes the activity in the plan during the year ended December 31, 2010 and nine months ended September 30, 2011 (in thousands):

Beginning deferred compensation liability balance – January 1, 2010	$0
Employee contributions	145
Company matching contributions	104
Participant earnings	11

Ending deferred compensation liability balance – December 31, 2010	$260

Employee contributions	135
Company matching contributions	129
Distributions	(34)
Participant earnings (losses)	(26)

Ending deferred compensation liability balance – September 30, 2011	$464

Amount to be paid within one year	$149
Remaining balance to be paid beyond one year	$315

The Company is not obligated to contemporaneously fund the deferred compensation liability. It has, however, established a rabbi trust to offset the deferred compensation liability and protect the interest of the plan participants. The trust assets are invested in publicly-traded mutual funds. The investments in the rabbi trust seek to offset the change in the value of the related liability. As a result, there is no expected impact on earnings or earnings per share from the changes in market value of the investment assets because the changes in market value of the trust assets are offset by changes in the value of the deferred compensation plan liability. The gains and losses from changes in fair value of the investments are included in interest and other income in the Unaudited Consolidated Statements of Operations.

The following table represents the Company’s activity in the investment assets held in the rabbi trust during the year ended December 31, 2010 and the nine months ended September 30, 2011 (in thousands):

Beginning investment balance – January 1, 2010	$0
Investment purchases	249
Earnings	11

Ending investment balance – December 31, 2010	$260

Investment purchases	264
Distributions	(34)
Earnings	(26)

Ending investment balance – September 30, 2011	$464

14. Guarantor Subsidiaries

In addition to the Amended Credit Facility, the 9.875% Senior Notes, the 7.625% Senior Notes and the Convertible Notes, which are registered securities, are jointly and severally guaranteed on a full and unconditional basis by the Company’s 100% owned subsidiaries (“Guarantor Subsidiaries”). Presented below are the Company’s condensed consolidating balance sheets, statements of income and statements of cash flows, as required by Rule 3-10 of Regulation S-X of the Securities Exchange Act of 1934, as amended.

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

Condensed Consolidating Balance Sheets

	September 30, 2011
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Assets:
Current assets	$265,751	$1,510	$0	$267,261
Property and equipment, net	2,211,519	116,036	0	2,327,555
Intercompany receivable (payable)	97,949	(97,949)	0	0
Investment in subsidiaries	(8,969)	0	8,969	0
Noncurrent assets	42,816	0	0	42,816

Total assets	$2,609,066	$19,597	$8,969	$2,637,632

Liabilities and Stockholders’ Equity:
Current liabilities	$193,757	$983	$0	$194,740
Long-term debt	810,183	0	0	810,183
Deferred income taxes	288,955	24,967	0	313,922
Other noncurrent liabilities	66,263	2,616	0	68,879
Stockholders’ equity	1,249,908	(8,969)	8,969	1,249,908

Total liabilities and stockholders’ equity	$2,609,066	$19,597	$8,969	$2,637,632

	December 31, 2010
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Assets:
Current assets	$206,987	$661	$0	$207,648
Property and equipment, net	1,727,872	83,947	0	1,811,819
Intercompany receivable (payable)	65,662	(65,662)	0	0
Investment in subsidiaries	(7,474)	0	7,474	0
Noncurrent assets	19,033	0	0	19,033

Total assets	$2,012,080	$18,946	$7,474	$2,038,500

Liabilities and Stockholders’ Equity:
Current liabilities	$165,166	$791	$0	$165,957
Long-term debt	404,399	0	0	404,399
Deferred income taxes	241,105	24,904	0	266,009
Other noncurrent liabilities	60,448	725	0	61,173
Stockholders’ equity	1,140,962	(7,474)	7,474	1,140,962

Total liabilities and stockholders’ equity	$2,012,080	$18,946	$7,474	$2,038,500

Condensed Consolidating Statements of Operations

	Three Months Ended September 30, 2011
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Operating and other revenues	$203,919	$4,746	$0	$208,665
Operating expenses	139,298	4,668	0	143,966
General and administrative	17,795	0	0	17,795
Interest and other income (expense)	(14,017)	0	0	(14,017)

Income (loss) before income taxes and equity in earnings (loss) of subsidiaries	32,809	78	0	32,887
Provision for income taxes	12,251	0	0	12,251
Equity in earnings (loss) of subsidiaries	78	0	(78)	0

Net income (loss)	$20,636	$78	$(78)	$20,636

	Nine Months Ended September 30, 2011
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Operating and other revenues	$553,994	$10,436	$0	$564,430
Operating expenses	356,093	11,933	0	368,026
General and administrative	50,248	0	0	50,248
Interest and other income (expense)	(38,215)	0	0	(38,215)

Income (loss) before income taxes and equity in earnings (loss) of subsidiaries	109,438	(1,497)	0	107,941
Provision for income taxes	39,454	0	0	39,454
Equity in earnings (loss) of subsidiaries	(1,497)	0	1,497	0

Net income (loss)	$68,487	$(1,497)	$1,497	$68,487

	Three Months Ended September 30, 2010
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Operating and other revenues	$178,200	$2,431	$0	$180,631
Operating expenses	112,751	3,430	0	116,181
General and administrative	13,985	0	0	13,985
Interest and other income (expense)	(10,939)	0	0	(10,939)

Income (loss) before income taxes and equity in earnings (loss) of subsidiaries	40,525	(999)	0	39,526
Income tax expense	14,964	0	0	14,964
Equity in earnings (loss) of subsidiaries	(999)	0	999	0

Net income (loss)	$24,562	$(999)	$999	$24,562

	Nine Months Ended September 30, 2010
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Operating and other revenues	$525,616	$9,450	$0	$535,066
Operating expenses	310,219	11,028	0	321,247
General and administrative	41,729	0	0	41,729
Interest and other income (expense)	(32,136)	0	0	(32,136)

Income (loss) before income taxes and equity in earnings (loss) of subsidiaries	141,532	(1,578)	0	139,954
Income tax expense	52,217	0	0	52,217
Equity in earnings (loss) of subsidiaries	(1,578)	0	1,578	0

Net income (loss)	$87,737	$(1,578)	$1,578	$87,737

Condensed Consolidating Statements of Cash Flows

	Nine Months Ended September 30, 2011
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities	$339,748	$4,225	$0	$343,973
Cash flows from investing activities:
Additions to oil and gas properties, including acquisitions	(665,663)	(35,734)	0	(701,397)
Additions to furniture, fixtures and other	(6,107)	349	0	(5,758)
Proceeds from sale of properties and other investing activities	1,804	0	0	1,804
Cash flows from financing activities:
Proceeds from debt	730,000	0	0	730,000
Principal payments on debt	(330,000)	0	0	(330,000)
Intercompany transfers	(31,159)	31,159	0	0
Other financing activities	7,906	1	0	7,907

Change in cash and cash equivalents	46,529	0	0	46,529
Beginning cash and cash equivalents	58,690	0	0	58,690

Ending cash and cash equivalents	$105,219	$0	$0	$105,219

	Nine Months Ended September 30, 2010
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities	$336,928	$3,627	$0	$340,555
Cash flows from investing activities:
Additions to oil and gas properties, including acquisitions	(312,272)	(1,209)	0	(313,481)
Additions to furniture, fixtures and other	(1,803)	(288)	0	(2,091)
Proceeds from sale of properties and other investing activities	2,133	0	0	2,133
Cash flows from financing activities:
Proceeds from debt	20,000	0	0	20,000
Principal payments on debt	(25,000)	0	0	(25,000)
Intercompany transfers	2,130	(2,130)	0	0
Other financing activities	(4,749)	0	0	(4,749)

Change in cash and cash equivalents	17,367	0	0	17,367
Beginning cash and cash equivalents	54,405	0	0	54,405

Ending cash and cash equivalents	$71,772	$0	$0	$71,772

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements as to our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the following risks and uncertainties:

•	volatility of market prices received for natural gas, natural gas liquids (“NGLs”) and oil;

•	ability to receive drilling and other permits, regulatory approvals and required rights of way;

•	legislative or regulatory changes including initiatives related to hydraulic fracturing;

•	economic and competitive conditions;

•	debt and equity market conditions;

•	derivative and hedging activities;

•	exploration risks such as drilling unsuccessful wells;

•	the ability to obtain industry partners for our prospects on favorable terms to reduce our capital risks and accelerate our exploration activities;

•	costs and availability of third party facilities for gathering, processing, refining and transportation;

•	future processing volumes and pipeline throughput;

•	reductions in the borrowing base under our revolving bank credit facility (the “Amended Credit Facility”);

•	the potential for production decline rates from our wells to be greater than we expect;

•	ability to replace natural production declines with new drilling or recompletion activities;

•	changes in estimates of proved reserves;

•	potential failure to achieve expected production from existing and future exploration or development projects;

•	declines in the values of our natural gas and oil properties resulting in impairments;

•	capital expenditures and other contractual obligations;

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

Overview

Bill Barrett Corporation together with our wholly-owned subsidiaries (“we,” “our” or “us”) explores for and develops oil and natural gas in the Rocky Mountain region of the United States. We seek to build stockholder value through profitable growth in reserves and production, which will include investing in and developing key existing development programs. Through exploration and acquisition, we seek high quality growth prospects with potential for providing long-term drilling inventories that generate high returns. Substantially all of our revenues are generated through the sale of natural gas and oil production at market prices, and revenues related to the sale of NGLs resulting from the processing of our natural gas by third parties, and the settlement of commodity hedges. As of December 31, 2010, our proved reserves were 1,118 Bcfe.

We were formed in January 2002. Since inception, we substantially increased our activity level and the number of properties that we operate and our operating results reflect this growth. We began operations in March 2002 with the acquisition of properties in the Wind River Basin. From 2002 through 2009, we completed several acquisitions of properties in the Uinta, Piceance and Powder River Basins. On December 15, 2004, we completed our initial public offering in which we received net proceeds of $347.3 million after deducting underwriting fees and other offering costs. Consistent with our strategy of pursuing strategic and complementary acquisitions of developed and undeveloped properties in the Rocky Mountain region, we are continuously evaluating acquisition opportunities. On June 8, 2011, we acquired entities and oil properties in the Uinta Basin with a purchase price of approximately $116.8 million, after post-closing adjustments (the “East Bluebell Acquisition”). This acquisition was financed through borrowings under the Amended Credit Facility. On August 16, 2011, we acquired oil and gas properties in the Denver-Julesburg Basin for total cash consideration of approximately $145.4 million, which is subject to post-closing adjustments (the “DJ Basin Acquisition”). This acquisition was also financed through borrowings under the Amended Credit Facility.

While there are currently no unannounced agreements for the acquisition of any material businesses or assets, future acquisitions could have a material impact on our financial condition and results of operations by increasing our proved reserves, production, and revenues as well as expenses and future capital expenditures. We currently anticipate that we would finance any future acquisitions with available borrowings under the Amended Credit Facility, other indebtedness, and/or debt, equity or equity-linked securities.

Results of Operations

The financial information for the three and nine months ended September 30, 2011 and 2010 that is discussed below is unaudited. In the opinion of management, such information contains all material adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the results for such periods. The results of operations for interim periods are not necessarily indicative of the results of operations for the full fiscal year.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

	Nine Months Ended September 30,		Increase (Decrease)
	2011	2010	Amount	Percent
	($ in thousands, except per unit data)
Operating Results:
Operating and Other Revenues
Oil and gas production	$573,136	$534,956	$38,180	7%
Commodity derivative gain (loss)	(12,734)	(2,922)	(9,812)	(336)%
Other	4,028	3,032	996	33%
Operating Expenses
Lease operating expense	41,057	39,023	2,034	5%
Gathering, transportation and processing expense	66,105	51,758	14,347	28%
Production tax expense	29,293	25,524	3,769	15%
Exploration expense	2,602	4,796	(2,194)	(46)%
Impairment, dry hole costs and abandonment expense	18,563	8,520	10,043	118%
Depreciation, depletion and amortization	210,406	191,626	18,780	10%
General and administrative expense (1)	36,549	30,560	5,989	20%
Non-cash stock-based compensation expense (1)	13,699	11,169	2,530	23%

Total operating expenses	$418,274	$362,976	$55,298	15%
Production Data:
Natural gas (MMcf)	71,596	67,505	4,091	6%
Oil (MBbls)	1,024	795	229	29%
Combined volumes (MMcfe)	77,740	72,275	5,465	8%
Daily combined volumes (MMcfe/d)	285	265	20	8%
Average Realized Prices (2):
Natural gas (per Mcf)	$6.54	$6.83	$(0.29)	(4)%
Oil (per Bbl)	80.24	69.49	10.75	15%
Combined (per Mcfe)	7.08	7.14	(0.06)	(1)%
Average Costs (per Mcfe):
Lease operating expense	$0.53	$0.54	$(0.01)	(2)%
Gathering, transportation and processing expense	0.85	0.72	0.13	18%
Production tax expense	0.38	0.35	0.03	9%
Depreciation, depletion and amortization	2.71	2.65	0.06	2%
General and administrative expense (3)	0.47	0.42	0.05	12%

(1)

Non-cash stock-based compensation expense is presented herein as a separate line item but is combined with general and administrative expense for a total of $50.2 million and $41.7 million for the nine months ended September 30, 2011 and 2010, respectively, in the Unaudited Consolidated Statements of Operations. This separate presentation is a non-GAAP measure. Management believes the separate presentation of the non-cash component of general and administrative expense is useful because the cash portion provides a better understanding of our required cash for general and administrative expenses. We also believe that this disclosure allows for a more accurate comparison to our peers, which may have higher or lower expenses associated with stock-based grants.

(2)	Average realized prices shown in the table include the impact of all of our realized financial hedges in the form of commodity hedging transactions. Our average realized price calculation includes all cash settlements for commodity derivatives, whether or not they qualify for hedge accounting. As a result of our realized hedging transactions, natural gas production revenues and oil production revenues increased (decreased) by the following amounts (in millions) for the periods indicated:

	Nine Months Ended September 30,
	2011	2010
Natural gas production revenues	$52.5	$101.4
Oil production revenues	$(2.0)	$2.4

Before the effects of hedging, the average prices we received for natural gas and oil were as follows:

	Nine Months Ended September 30,
	2011	2010
Natural gas (per Mcf)	$5.81	$5.32
Oil (per Bbl)	$82.15	$66.43

(3)	Excludes non-cash stock-based compensation expense as described in footnote (1) above. This presentation is a non-GAAP measure. Average costs per Mcfe for general and administrative expense, including non-cash stock-based compensation expense, as presented in the Unaudited Consolidated Statements of Operations, were $0.65 and $0.58 for the nine months ended September 30, 2011 and 2010, respectively.

Production Revenues and Volumes. Production revenues increased to $573.1 million for the nine months ended September 30, 2011 from $535.0 million for the nine months ended September 30, 2010 due to an 8% increase in production partially offset by a 1% decrease in natural gas and oil prices on a per Mcfe basis after the effects of realized cash flow hedges. The effects of realized hedges only include settlements from hedging instruments that were designated as cash flow hedges and exclude those that do not qualify, or were not designated, as cash flow hedges such as basis only and NGL swaps. The settlements from hedging instruments that were not designated as cash flow hedges are included in the line item commodity derivative gain (loss) within operating revenues in the Unaudited Consolidated Statements of Operations. See below for more information related to the commodity derivative gain (loss) line item. The net increase in production added approximately $40.3 million of production revenues, while the decrease in average realized price decreased production revenues by approximately $2.2 million.

Total production volumes for the nine months ended September 30, 2011 of 77.7 Bcfe increased from 72.3 Bcfe for the nine months ended September 30, 2010 primarily due to increased production in the Piceance and Uinta Basins. The increase in production was partially offset by a decrease in production from the Wind River and Powder River Basins. Additional information concerning production is in the following table:

	Nine Months Ended September 30, 2011			Nine Months Ended September 30, 2010			% Increase (Decrease)
	Oil	Natural Gas	Total	Oil	Natural Gas	Total	Oil	Natural Gas	Total
	(MBbls)	(MMcf)	(MMcfe)	(MBbls)	(MMcf)	(MMcfe)	(MBbls)	(MMcf)	(MMcfe)
Piceance Basin	394	33,822	36,186	427	32,810	35,372	(8)%	3%	2%
Uinta Basin	567	23,491	26,893	327	19,234	21,196	73%	22%	27%
Wind River Basin	17	4,042	4,144	16	5,220	5,316	6%	(23)%	(22)%
Powder River Basin	0	9,962	9,962	0	10,098	10,098	0%	(1)%	(1)%
DJ Basin	13	79	157	0	0	0	nm*	nm*	nm*
Other	33	200	398	25	143	293	32%	40%	36%

Total	1,024	71,596	77,740	795	67,505	72,275	29%	6%	8%

*	Not meaningful

The production increase in the Piceance Basin was the result of our continued development activities with initial sales from 121 new gross wells from October 1, 2010 to September 30, 2011. The production increase in the Uinta Basin resulted from our development activities in the West Tavaputs area in the Uinta Basin with initial sales from 53 new gross wells from October 1, 2010 to September 30, 2011, as well as the acquisition of the East Bluebell field during the quarter ended June 30, 2011. In addition, we had increased production resulting from our ongoing development program at Blacktail Ridge and Lake Canyon in the Uinta Basin with initial sales from 27 new gross wells from October 1, 2010 to September 30, 2011. Further, we acquired producing wells within the DJ Basin on August 16, 2011, leading to production increases during the quarter ended September 30, 2011. The production decreases in the Wind River and Powder River Basins were due to natural production declines with no significant drilling or recompletion activities in our Wind River Basin properties or coalbed methane Powder River Basin properties to offset these declines.

Hedging Activities. During the nine months ended September 30, 2011, approximately 67% of our natural gas volumes (excluding basis only swaps, which were equivalent to 8% of our natural gas volumes), 55% of our NGL related volumes and 67% of our oil volumes were subject to financial hedges, which resulted in an increase in natural gas revenues of $52.5 million and a decrease in oil revenues of $2.0 million after settlements for all commodity derivatives, including basis only and NGL swaps. During the nine months ended September 30, 2010, approximately 74% of our natural gas volumes (excluding basis only swaps, which were equivalent to 14% of our natural gas volumes), 49% of NGL related volumes and 48% of our oil volumes were subject to financial hedges, which resulted in an increase in natural gas revenues of $101.4 million and an increase in oil revenues of $2.4 million after settlements for all commodity derivatives, including basis only and NGL swaps. We may not be able to generate increases in revenue in the future as we did in the first nine months of 2011 as discussed above because hedges we entered into at higher prices are expiring, and we may be unable to enter into new hedges at those prices due to lower natural gas prices.

The overall change in commodity derivative gain (loss) to a loss of $12.7 million for the nine months ended September 30, 2011 from a loss of $2.9 million for the nine months ended September 30, 2010 was due to a change in the unrealized gain on derivatives not designated as cash flow hedges from a $17.1 million gain for the nine months ended September 30, 2010 to an $8.9 million gain for the nine months ended September 30, 2011 primarily as a result of a decrease in the fair value of our basis only hedges.

The table below summarizes the realized and unrealized gains and losses we recognized in commodity derivative gain (loss) for the periods indicated:

	Nine Months Ended September 30,
	2011	2010
	(in thousands)
Realized loss on derivatives not designated as cash flow hedges	$(22,705)	$(18,927)
Unrealized ineffectiveness gain (loss) recognized on derivatives designated as cash flow hedges	1,032	(1,047)
Unrealized gain on derivatives not designated as cash flow hedges	8,939	17,052

Total commodity derivative gain (loss)	$(12,734)	$(2,922)

Lease Operating Expense. Lease operating expense decreased to $0.53 per Mcfe for the nine months ended September 30, 2011 from $0.54 per Mcfe for the nine months ended September 30, 2010. The nine months ended September 30, 2010 included $2.2 million of nonrecurring remediation efforts related to a minor condensate leak at the Dry Canyon Compressor Station in the Uinta Basin, which increased lease operating expense by $0.03 per Mcfe. The successful drilling program in our Blacktail Ridge field in the Uinta Basin throughout the nine months ended September 30, 2011 has increased water production. The additional trucking and disposal costs associated with this water production are primarily responsible for the increase in lease operating expense. As our development program in the Blacktail Ridge field continues to grow, we plan to add necessary infrastructure and scale to reduce future operating costs on a unit of production basis.

Gathering, Transportation and Processing Expense. Gathering, transportation and processing expense increased to $0.85 per Mcfe for the nine months ended September 30, 2011 from $0.72 per Mcfe for the nine months ended September 30, 2010. Increased production from the West Tavaputs field within the Uinta Basin has led to an increase in volumes gathered, transported and processed under higher cost structured agreements, which resulted in higher costs on a per unit basis. As a result, gathering, transportation and processing expense increased approximately $0.07 per Mcfe during the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. The increase in transportation costs related to West Tavaputs was primarily the result of firm transportation agreements that became effective in late July 2011 for the Ruby Pipeline as well as Wyoming Interstate Company (both contracts expire June 2021). The remaining increase on a per unit basis was attributed to new gathering and transportation agreements in Blacktail Ridge and the Piceance Basin, which added approximately $0.02 and $0.03 per Mcfe, respectively. Also, in September 2011 we incurred a one-time charge of $0.01 per Mcfe related to gathering agreements in the Paradox Basin.

We have entered into long-term firm transportation contracts for a portion of our production to guarantee capacity on major pipelines and reduce the risk and impact related to possible production curtailments that may arise due to limited pipeline capacity. The majority of our long-term firm transportation agreements are for gas production in the Piceance and Uinta Basins where we expect to allocate a portion of our capital expenditure programs in future years. In addition, we have entered into long-term firm processing contracts on a portion of our production in the Piceance and Uinta Basins. Included in gathering, transportation and processing expense are $0.31 and $0.18 per Mcfe of firm transportation and gathering expense for the nine months ended September 30, 2011 and 2010, respectively, and $0.05 and $0.04 per Mcfe of firm processing expense from long-term contracts for the nine months ended September 30, 2011 and 2010, respectively. The increase in firm transportation and gathering expense to $0.31 per Mcfe for the nine months ended September 30, 2011 compared to $0.18 per Mcfe for the nine months ended September 30, 2010 was the result of additional long-term contracts executed with various pipelines for our natural gas production in the Piceance and Uinta Basins as mentioned above.

Production Tax Expense. Total production taxes increased to $29.3 million for the nine months ended September 30, 2011 from $25.5 million for the nine months ended September 30, 2010. Production taxes are primarily based on the wellhead values of production, which exclude gains and losses associated with hedging activities. Production tax expense increased during the nine months ended September 30, 2011 primarily due to a 22% increase in the wellhead values of production, excluding hedging activities, partially offset by a decrease in production tax rates. Production taxes as a percentage of natural gas and oil sales before hedging adjustments were 5.9% for the nine months ended September 30, 2011 compared to 6.2% for the nine months ended September 30, 2010.

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

Exploration Expense. Exploration expense decreased to $2.6 million for the nine months ended September 30, 2011 from $4.8 million for the nine months ended September 30, 2010. Exploration expense for the nine months ended September 30, 2011 consisted of $1.8 million of geological and geophysical seismic programs and $0.8 million for delay rentals across all basins. Exploration expense for the nine months ended September 30, 2010 consisted of $3.5 million for a well drilled for data gathering purposes, $0.3 million for seismic programs, $0.1 million for evaluation of non-acquired assets and $0.9 million for delay rentals and other costs across all basins.

Impairment, Dry Hole Costs and Abandonment Expense. Our impairment, dry hole costs and abandonment expense increased to $18.6 million during the nine months ended September 30, 2011 from $8.5 million during the nine months ended September 30, 2010. For the nine months ended September 30, 2011, impairment expense was $3.9 million, abandonment expense was $3.5 million, primarily in the Paradox Basin, and dry hole costs were $11.2 million. The $3.9 million non-cash impairment expense related to acreage within an exploration project that we no longer consider prospective. The $11.2 million in dry hole costs related to one unsuccessful exploratory well in the McRae Gap prospect of the Wind River Basin and two unsuccessful exploratory wells within the northern DJ Basin on acreage acquired prior to the DJ Basin Acquisition. For the nine months ended September 30, 2010, abandonment expense was $2.6 million and dry hole costs were $5.9 million. The $5.9 million in dry hole costs was associated with the partial expensing of one exploratory well in the Blacktail Ridge prospect of the Uinta Basin and the expensing of two unsuccessful exploratory wells in the Yellow Jacket prospect of the Paradox Basin. For the nine months ended September 30, 2010, we did not incur any impairment charges related to the net carrying value of our oil and gas properties.

Depreciation, Depletion and Amortization (“DD&A”). DD&A was $210.4 million for the nine months ended September 30, 2011 compared to $191.6 million for the nine months ended September 30, 2010. The increase of $18.8 million was a result of an 8% increase in production for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 coupled with a 2% increase in the DD&A rate. The increase in production accounted for $14.5 million of additional DD&A expense, while the overall increase in the DD&A rate accounted for a $4.3 million increase in DD&A expense. For the nine months ended September 30, 2011 and 2010, the weighted average DD&A rates were $2.71 per Mcfe and $2.65 per Mcfe, respectively.

General and Administrative Expense. General and administrative expense, excluding non-cash stock-based compensation, increased to $36.5 million in the nine months ended September 30, 2011 from $30.6 million in the nine months ended September 30, 2010. General and administrative expense, excluding non-cash stock-based compensation, is a non-GAAP measure. See Note 1 to the table on page 28 for a reconciliation and explanation. This increase was primarily due to an increase in employee compensation and benefit programs for the nine months ended September 30, 2011 along with an increase in full time employees in our corporate office. On a per Mcfe basis, general and administrative expense, excluding non-cash stock-based compensation, increased to $0.47 per Mcfe for the nine months ended September 30, 2011 from $0.42 per Mcfe for the nine months ended September 30, 2010.

Non-cash charges for stock-based compensation were $13.7 million for the nine months ended September 30, 2011 compared to $11.2 million for the nine months ended September 30, 2010. Non-cash stock-based compensation expense for both periods related primarily to vesting of our stock option awards and nonvested shares of common stock issued to employees. The increase in charges for non-cash stock-based compensation was primarily due to additional equity awards that were granted during the last three months of 2010 and during the nine months ended September 30, 2011.

The components of non-cash stock-based compensation for the nine months ended September 30, 2011 and 2010 are shown in the following table:

	Nine Months Ended September 30,
	2011	2010
	(in thousands)
Stock options and nonvested equity shares of common stock	$12,925	$10,444
Shares issued for 401(k) plan	504	483
Shares issued for directors’ fees	270	242

Total	$13,699	$11,169

Interest Expense. Interest expense increased to $38.4 million for the nine months ended September 30, 2011 from $32.5 million for the nine months ended September 30, 2010. The increase was primarily due to an increase in our weighted average outstanding debt balance, including our Amended Credit Facility, 5.0% Convertible Notes (“Convertible Notes”), 9.875% Senior Notes (“9.875% Senior Notes”) and 7.625% Senior Notes (“7.625% Senior Notes”), which was $510.1 million for the nine months ended September 30, 2011 compared to $403.2 million for the nine months ended September 30, 2010. The increase in our weighted average outstanding debt balance was primarily due to additional borrowings on the Amended Credit Facility during the nine months ended September 30, 2011. In addition, capitalized interest costs decreased during the nine months ended September 30, 2011. Interest cost is capitalized as a component of oil and gas property cost for significant exploration and development projects that require greater than six months to be readied for their intended use. For the nine months ended September 30, 2011, we had fewer projects in progress as compared to the nine months ended September 30, 2010, which resulted in a lower amount of interest costs that were capitalized during the period. We capitalized interest costs of $1.2 million and $3.5 million for the nine months ended September 30, 2011 and 2010, respectively.

Income Tax Expense. Income tax expense totaled $39.5 million for the nine months ended September 30, 2011 compared to $52.2 million for the nine months ended September 30, 2010, resulting in effective tax rates of 36.6% and 37.3%, respectively. The decrease in income tax expense was primarily the result of the variations in revenue and expense components as discussed above and the resulting decrease in income. The effective tax rate decline was primarily the result of an increase in stock-based compensation deductible for tax purposes. Additionally, a greater proportion of our operating revenue was attributable to lower tax rate jurisdictions during the nine months ended September 30, 2011. The effect of this rate change on our prior year net deferred tax liability was included in income tax expense for the nine months ended September 30, 2011. The effective tax rate will vary from period to period due to changes in the composition of income between state tax jurisdictions resulting from our activity. For both the 2011 and 2010 periods, our effective tax rate differs from the federal statutory rate primarily because we recorded stock-based compensation expense and other operating expenses that are subject to different treatment for income tax purposes than for financial reporting purposes as well as the effect of state income taxes.

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

	Three Months Ended September 30,		Increase (Decrease)
	2011	2010	Amount	Percent
	($ in thousands, except per unit data)
Operating Results:
Operating and Other Revenues
Oil and gas production	$206,611	$185,007	$21,604	12%
Commodity derivative gain (loss)	1,285	(4,934)	6,219	126%
Other	769	558	211	38%
Operating Expenses
Lease operating expense	13,683	13,001	682	5%
Gathering, transportation and processing expense	25,431	17,301	8,130	47%
Production tax expense	10,946	8,193	2,753	34%
Exploration expense	554	3,841	(3,287)	(86)%
Impairment, dry hole costs and abandonment expense	17,187	4,653	12,534	269%
Depreciation, depletion and amortization	76,165	69,192	6,973	10%
General and administrative expense (1)	12,743	10,557	2,186	21%
Non-cash stock-based compensation expense (1)	5,052	3,428	1,624	47%

Total operating expenses	$161,761	$130,166	$31,595	24%
Production Data:
Natural gas (MMcf)	25,655	23,540	2,115	9%
Oil (MBbls)	396	322	74	23%
Combined volumes (MMcfe)	28,031	25,472	2,559	10%
Daily combined volumes (MMcfe/d)	305	277	28	10%
Average Realized Prices (2):
Natural gas (per Mcf)	$6.48	$6.67	$(0.19)	(3)%
Oil (per Bbl)	79.79	68.57	11.22	16%
Combined (per Mcfe)	7.06	7.03	0.03	0%
Average Costs (per Mcfe):
Lease operating expense	$0.49	$0.51	$(0.02)	(4)%
Gathering, transportation and processing expense	0.91	0.68	0.23	34%
Production tax expense	0.39	0.32	0.07	22%
Depreciation, depletion and amortization	2.72	2.72	0.00	0%
General and administrative expense (3)	0.45	0.41	0.04	10%

(1)	Non-cash stock-based compensation expense is presented herein as a separate line item but is combined with general and administrative expense for a total of $17.8 million and $14.0 million for the three months ended September 30, 2011 and 2010, respectively, in the Unaudited Consolidated Statements of Operations. This separate presentation is a non-GAAP measure. Management believes the separate presentation of the non-cash component of general and administrative expense is useful because the cash portion provides a better understanding of our required cash for general and administrative expenses. We also believe that this disclosure allows for a more accurate comparison to our peers, which may have higher or lower expenses associated with stock-based grants.
(2)	Average realized prices shown in the table include the impact of all of our realized financial hedges in the form of commodity hedging transactions. Our average realized price calculation includes all cash settlements for commodity derivatives, whether or not they qualify for hedge accounting. As a result of our realized hedging transactions, natural gas production revenues and oil production revenues increased (decreased) by the following amounts (in millions) for the periods indicated:

	Three Months Ended September 30,
	2011	2010
Natural gas production revenues	$15.6	$44.6
Oil production revenues	$1.2	$1.3

Before the effects of hedging, the average prices we received for natural gas and oil were as follows:

	Three Months Ended September 30,
	2011	2010
Natural gas (per Mcf)	$5.87	$4.77
Oil (per Bbl)	$76.81	$64.65

(3)	Excludes non-cash stock-based compensation expense as described in footnote (1) above. This presentation is a non-GAAP measure. Average costs per Mcfe for general and administrative expense, including non-cash stock-based compensation expense, as presented in the Unaudited Consolidated Statements of Operations, were $0.63 and $0.55 for the three months ended September 30, 2011 and 2010, respectively.

Production Revenues and Volumes. Production revenues increased to $206.6 million for the three months ended September 30, 2011 from $185.0 million for the three months ended September 30, 2010 due to a 10% increase in production coupled with a 1% increase in natural gas and oil prices on a per Mcfe basis after the effects of realized cash flow hedges. The effects of realized hedges only include settlements from hedging instruments that were designated as cash flow hedges and exclude those that do not qualify, or were not designated, as cash flow hedges such as basis only and NGL swaps. The settlements from hedging instruments that were not designated as cash flow hedges are included in the line item commodity derivative gain (loss) within operating revenues in the Unaudited Consolidated Statements of Operations. See below for more information related to the commodity derivative gain (loss) line item. The net increase in production added approximately $18.9 million of production revenues, while the increase in average price increased production revenues by approximately $2.7 million.

Total production volumes for the three months ended September 30, 2011 of 28.0 Bcfe increased from 25.5 Bcfe for the three months ended September 30, 2010 primarily due to increased production in the Uinta Basin. The increase in production was partially offset by decreases in production from the Piceance and Wind River Basins. Additional information concerning production is in the following table:

	Three Months Ended September 30, 2011			Three Months Ended September 30, 2010			% Increase (Decrease)
	Oil	Natural Gas	Total	Oil	Natural Gas	Total	Oil	Natural Gas	Total
	(MBbls)	(MMcf)	(MMcfe)	(MBbls)	(MMcf)	(MMcfe)	(MBbls)	(MMcf)	(MMcfe)
Piceance Basin	133	11,569	12,367	164	12,119	13,103	(19)%	(5)%	(6)%
Uinta Basin	227	9,312	10,674	144	6,488	7,352	58%	44%	45%
Wind River Basin	8	1,298	1,346	7	1,658	1,700	14%	(22)%	(21)%
Powder River Basin	0	3,324	3,324	0	3,206	3,206	0%	4%	4%
DJ Basin	13	79	157	0	0	0	nm*	nm*	nm*
Other	15	73	163	7	69	111	114%	6%	47%

Total	396	25,655	28,031	322	23,540	25,472	23%	9%	10%

*	Not meaningful

The production increase in the Uinta Basin resulted primarily from our development activities in the West Tavaputs area in the Uinta Basin with initial sales from 53 new gross wells from October 1, 2010 to September 30, 2011. In addition, we had increased production resulting from our ongoing development program at Blacktail Ridge and Lake Canyon with initial sales from 27 new gross wells from October 1, 2010 to September 30, 2011, as well as the acquisition of the East Bluebell field during the quarter ended June 30, 2011. Further, we acquired producing wells within the DJ Basin field on August 16, 2011, leading to production increases during the quarter ended September 30, 2011. The production decrease in the Piceance Basin is due to natural production declines that occurred throughout 2011 with a reduced drilling and completion activities to offset these declines. The production decrease in the Wind River Basin was due to natural production declines with no significant drilling or recompletion activities to offset these declines.

Hedging Activities. During the three months ended September 30, 2011, approximately 72% of our natural gas volumes (excluding basis only swaps, which were equivalent to 7% of our natural gas volumes), 57% of NGL related volumes and 66% of our oil volumes were subject to financial hedges, which resulted in an increase in natural gas revenues of $15.6 million and an increase in oil revenues of $1.2 million after settlements for all commodity derivatives, including basis only and NGL swaps. During the three months ended September 30, 2010, approximately 72% of our natural gas volumes (excluding basis only swaps, which were equivalent to 13% of our natural gas volumes), 60% of NGL related volumes and 50% of our oil volumes were subject to financial hedges, which resulted in an increase in natural gas revenues of $44.6 million and an increase in oil revenues of $1.3 million after settlements for all commodity derivatives, including basis only and NGL swaps.

The overall change in commodity derivative gain (loss) to a gain of $1.3 million for the three months ended September 30, 2011 from a loss of $4.9 million for the three months ended September 30, 2010 was primarily due to an increase in the unrealized gain on derivatives not designated as cash flow hedges from $1.8 million for the three months ended September 30, 2010 to $10.0 million for the three months ended September 30, 2011 primarily as a result of an increase in the fair value of our NGL hedges.

The table below summarizes the realized and unrealized gains and losses we recognized in commodity derivative gain (loss) for the periods indicated:

	Three Months Ended September 30,
	2011	2010
	(in thousands)
Realized loss on derivatives not designated as cash flow hedges	$(8,711)	$(5,941)
Unrealized ineffectiveness loss recognized on derivatives designated as cash flow hedges	(18)	(781)
Unrealized gain on derivatives not designated as cash flow hedges	10,014	1,788

Total commodity derivative gain (loss)	$1,285	$(4,934)

Lease Operating Expense. Lease operating expense decreased to $0.49 per Mcfe for the three months ended September 30, 2011 from $0.51 per Mcfe for the three months ended September 30, 2010. The three months ended September 30, 2010 included $0.3 million of nonrecurring remediation efforts related to a minor condensate leak at the Dry Canyon Compressor Station in the Uinta Basin, which increased lease operating expense by $0.01 per Mcfe. The remaining decrease of $0.01 per Mcfe was the result of a decrease in workover activity during the three months ended September 30, 2011 compared to the same period in 2010.

Gathering, Transportation and Processing Expense. Gathering, transportation and processing expense increased to $0.91 per Mcfe for the three months ended September 30, 2011 from $0.68 per Mcfe for the three months ended September 30, 2010. Increased production from the West Tavaputs field within the Uinta Basin has led to an increase in volumes gathered, transported and processed under higher cost structured agreements, resulting in higher costs on a per unit basis. As a result, gathering, transportation and processing expense increased approximately $0.15 per Mcfe. The increase in transportation costs related to West Tavaputs was primarily the result of firm transportation agreements that became effective in late July 2011 for the Ruby Pipeline as well as Wyoming Interstate Company. The remaining increase on a per unit basis was attributed to new gathering and transportation agreements in Blacktail Ridge and the Piceance Basin, which added approximately $0.02 per Mcfe for each Basin. Also, in September 2011 we incurred a one-time charge of $0.04 per Mcfe related to gathering agreements in the Paradox Basin.

Included in gathering, transportation and processing expense are $0.36 and $0.18 per Mcfe of firm transportation and gathering expense and $0.05 and $0.04 per Mcfe of firm processing expense from long-term contracts for the three months ended September 30, 2011 and 2010, respectively. The increase in firm transportation and gathering expense to $0.36 per Mcfe for the three months ended September 30, 2011 compared to $0.18 per Mcfe for the three months ended September 30, 2010 was the result of additional long-term contracts executed with various pipelines for our natural gas production in the Piceance and Uinta Basins as mentioned above.

Production Tax Expense. Total production taxes increased to $10.9 million for the three months ended September 30, 2011 from $8.2 million for the three months ended September 30, 2010. Production taxes are primarily based on the wellhead values of production, which exclude gains and losses associated with hedging activities. Production taxes as a percentage of natural gas and oil sales before hedging adjustments was 6.1% for the three months ended September 30, 2011 compared to 6.2% for the three months ended September 30, 2010.

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

Exploration Expense. Exploration expense decreased to $0.6 million for the three months ended September 30, 2011 from $3.8 million for the three months ended September 30, 2010. Exploration expense for the three months ended September 30, 2011 consisted of $0.4 million of geological and geophysical seismic programs and $0.2 million for delay rentals across all basins. Exploration expense for the three months ended September 30, 2010 consisted of $3.5 million for a well drilled for data gathering purposes and $0.3 million for delay rentals and other costs across all basins.

Impairment, Dry Hole Costs and Abandonment Expense. Our impairment, dry hole costs and abandonment expense increased to $17.2 million during the three months ended September 30, 2011 from $4.7 million during the three months ended September 30, 2010. For the three months ended September 30, 2011, impairment expense was $3.9 million, abandonment expense was $2.3 million, primarily in the Paradox Basin, and dry hole costs were $11.0 million. The $3.9 million non-cash impairment expense related to acreage within an exploration project that we no longer consider prospective. The $10.9 million in dry hole costs related to one unsuccessful exploratory well in the McRae Gap prospect of the Wind River Basin and two unsuccessful exploratory wells within the northern DJ

Basin on acreage acquired prior to the DJ Basin Acquisition. For the three months ended September 30, 2010, abandonment expense was $0.8 million and dry hole costs were $3.9 million. For the three months ended September 30, 2010, we did not incur any impairment charges related to the net carrying value of our oil and gas properties.

Depreciation, Depletion and Amortization. DD&A was $76.2 million for the three months ended September 30, 2011 compared to $69.2 million for the three months ended September 30, 2010. The increase of $7.0 million was a result of a 10% increase in production for the three months ended September 30, 2011 compared to the three months ended September 30, 2010. For both the three months ended September 30, 2011 and 2010, the weighted average DD&A rate was $2.72 per Mcfe.

General and Administrative Expense. General and administrative expense, excluding non-cash stock-based compensation, increased to $12.7 million in the three months ended September 30, 2011 from $10.6 million in the three months ended September 30, 2010. General and administrative expense, excluding non-cash stock-based compensation, is a non-GAAP measure. See Note 1 to the table on page 33 for a reconciliation and explanation. This increase was primarily due to an increase in employee compensation and benefit programs for the three months ended September 30, 2011 along with an increase in full time employees in our corporate office. On a per Mcfe basis, general and administrative expense, excluding non-cash stock-based compensation, was $0.45 and $0.41 per Mcfe for the three months ended September 30, 2011 and 2010, respectively.

Non-cash charges for stock-based compensation were $5.1 million for the three months ended September 30, 2011 compared to $3.4 million for the three months ended September 30, 2010. Non-cash stock-based compensation expense for both periods related primarily to vesting of our stock option awards and nonvested shares of common stock issued to employees. The increase in charges for non-cash stock-based compensation was primarily due to additional equity awards that were granted during the last three months of 2010 and during the nine months ended September 30, 2011.

The components of non-cash stock-based compensation for the three months ended September 30, 2011 and 2010 are shown in the following table:

	Three Months Ended September 30,
	2011	2010
	(in thousands)
Stock options and nonvested equity shares of common stock	$4,878	$3,212
Shares issued for 401(k) plan	116	123
Shares issued for directors’ fees	58	93

Total	$5,052	$3,428

Interest Expense. Interest expense increased to $14.0 million for the three months ended September 30, 2011 from $11.2 million for the three months ended September 30, 2010. The increase was primarily due to an increase in our weighted average outstanding debt balance, including our Amended Credit Facility, Convertible Notes, 9.875% Senior Notes and 7.625% Senior Notes, which was $670.3 million for the three months ended September 30, 2011 compared to $401.9 million for the three months ended September 30, 2010. The increase in our weighted average outstanding debt balance was primarily due to additional borrowings on the Amended Credit Facility during the three months ended September 30, 2011. In addition, capitalized interest costs decreased during the three months ended September 30, 2011. Interest cost is capitalized as a component of oil and gas property cost for significant exploration and development projects that require greater than six months to be readied for their intended use. For the three months ended September 30, 2011, we had fewer projects in progress as compared to the three months ended September 30, 2010 which resulted in a lower amount of interest costs that were capitalized during the period. We capitalized interest costs of $0.3 million and $1.1 million for the three months ended September 30, 2011 and 2010, respectively.

Income Tax Expense. Income tax expense totaled $12.3 million for the three months ended September 30, 2011 compared to $15.0 million for the three months ended September 30, 2010, resulting in effective tax rates of 37.3% and 37.9%, respectively. The decrease in income tax expense was primarily the result of the variations in revenue and expense components as discussed above and the resulting decrease in income. The effective tax rate decline was primarily the result of an increase in stock-based compensation deductible for tax purposes. Additionally, a greater proportion of our operating revenue was attributable to lower tax rate jurisdictions during the three months ended September 30, 2011. The effective tax rate will vary from period to period due to changes in the composition of income between state tax jurisdictions resulting from our activity. For both the 2011 and 2010 periods, our effective tax rate differs from the federal statutory rate primarily because we recorded stock-based compensation expense and other operating expenses that are subject to different treatment for income tax purposes than for financial reporting purposes as well as the effect of state income taxes.

Capital Resources and Liquidity

Our primary sources of liquidity since our formation in January 2002 have been net cash provided by operating activities, sales and other issuances of equity and debt securities, including our Convertible Notes and 9.876% and 7.625% Senior Notes, bank credit facilities, proceeds from joint exploration agreements and sales of interests in properties. Our primary use of capital has been for the development, exploration and acquisition of natural gas and oil properties. As we pursue profitable reserves and production growth, we continually monitor the capital resources available to us, including issuance of debt and equity securities, to meet our future financial obligations, planned capital expenditure activities and liquidity. Our future success in growing proved reserves and production will be highly dependent on available capital and our success in finding or acquiring additional reserves. We believe that we have significant liquidity available to us from cash flows from operations and under our Amended Credit Facility for our planned uses of capital. The East Bluebell Acquisition and the DJ Basin Acquisition were initially funded through borrowings under the Amended Credit Facility. In addition, our hedge positions provide relative certainty on a significant portion of our cash flows from operations through 2011 and 2012 even with the general decline in the price of natural gas resulting from current oversupply and decreased demand. We actively review acquisition opportunities on an ongoing basis. If we were to make substantial additional acquisitions for cash, we may need to obtain additional equity or debt financing, which may be at a higher cost than previous issuances or that was previously available. We have an automatically effective shelf registration statement with the SEC that we used for the September 2011 offering of our 7.625% Senior Notes and that we may use for future securities offerings.

At September 30, 2011, we had cash and cash equivalents of $105.2 million with a zero balance outstanding under our Amended Credit Facility. Under our Amended Credit Facility as of September 30, 2011, we had a borrowing base of $700.0 million with commitments from 19 lenders for a total of $700.0 million, which was reaffirmed on March 25, 2011 based on our December 31, 2010 reserves and hedge position. For the nine months ended September 30, 2011, the weighted average outstanding balance under our Amended Credit Facility was $96.6 million and the maximum outstanding balance was $330.0 million. Our borrowing capacity was reduced by $26.0 million due to an outstanding irrevocable letter of credit.

On October 18, 2011, we further amended the Amended Credit Facility, which included extending the maturity date to October 31, 2016, increasing commitments to $900.0 million from 17 lenders and increasing the borrowing base to $1.1 billion based upon June 30, 2011 reserves and hedge positions. The amendment also decreased the interest margin to LIBOR plus applicable margins of 1.5% to 2.5% or ABR plus 0.5% to 1.5% and reduced the commitment fee to between 0.375% to 0.5% based on borrowing base utilization.

Cash Flow from Operating Activities

For the nine months ended September 30, 2011, we generated $344.0 million of cash provided by operating activities, an increase of $3.4 million over the same period in 2010. Cash provided by operating activities increased primarily due to higher production volumes and revenues, which were slightly offset by higher cash operating expenses including lease operating expense, gathering, transportation and processing expense, production tax expense and general and administrative expense.

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

To mitigate some of the potential negative impact on cash flow caused by changes in natural gas, NGLs and oil prices, we have entered into financial commodity swap and cashless collar contracts (purchased put options and written call options) to receive fixed prices for a portion of our production revenue. The cashless collars are used to establish floor and ceiling prices on anticipated future natural gas and oil production revenue. We typically hedge a fixed price for natural gas at our sales points (New York Mercantile Exchange (“NYMEX”) less basis) to mitigate the risk of differentials to the NYMEX Henry Hub Index. In addition to the swaps and collars, we also have entered into basis only swaps. With a basis only swap, we have hedged the difference between the NYMEX price and the price received for our natural gas production at the specific delivery location. At September 30, 2011, we had in place natural gas financial collars, swaps and basis only swaps covering portions of our 2011, 2012 and 2013 production revenue, NGL swaps covering portions of 2011 and 2012 production and crude oil financial collars and swaps covering portions of our 2011, 2012, 2013 and 2014 production and revenue.

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

In addition to the swaps and collars discussed above, we have entered into basis only swaps to hedge the difference between the NYMEX price and the price received for our natural gas production at the specific delivery location. Although we believe this is an appropriate part of a mitigation strategy, the basis only swaps do not qualify for cash flow hedge accounting because the total future cash flow has not been fixed. As a result, the changes in fair value of these derivative instruments were recorded in earnings.

We have also entered into swap contracts to hedge a portion of the amount received related to NGLs resulting from the processing of our natural gas. Our NGL hedges were not designated as cash flow hedges, and the changes in fair value of these derivative instruments were recorded in earnings.

At September 30, 2011, the estimated fair value of all of our commodity derivative instruments was a net asset of $82.7 million comprised of current and non-current assets and liabilities, including a fair value liability of $9.9 million for basis only swaps and a fair value liability of $2.0 million for NGL swaps. We will reclassify the appropriate cash flow hedge amounts from AOCI to gains and losses included in natural gas and oil production operating revenues as the hedged production quantities are produced. Based on current projected market prices, the net amount of existing unrealized after-tax income relating to cash flow hedges as of September 30, 2011 to be reclassified from AOCI to earnings in the next 12 months would be a gain of approximately $45.3 million. Any actual increase or decrease in revenues will depend upon market conditions over the period during which the forecasted transactions occur. We anticipate that all originally forecasted transactions related to our derivatives that continue to be accounted for as cash flow hedges will occur by the end of the originally specified time periods.

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

The table below summarizes the realized and unrealized gains and losses we incurred related to our derivative instruments for the periods indicated (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Realized gain on derivatives designated as cash flow hedges (1)	$25,525	$51,841	$73,223	$122,739

Realized loss on derivatives not designated as cash flow hedges (2)	$(8,711)	$(5,941)	$(22,705)	$(18,927)
Unrealized ineffectiveness gain (loss) recognized on derivatives designated as cash flow hedges (2)	(18)	(781)	1,032	(1,047)
Unrealized gain on derivatives not designated as cash flow hedges (2)	10,014	1,788	8,939	17,052

Total commodity derivative gain (loss)	$1,285	$(4,934)	$(12,734)	$(2,922)

(1)	Included in oil and gas production revenues in the Unaudited Consolidated Statements of Operations.
(2)	Included in commodity derivative gain (loss) in the Unaudited Consolidated Statements of Operations.

The following table summarizes all of our hedges in place as of September 30, 2011. We did not enter into any additional hedges subsequent to September 30, 2011 through October 21, 2011.

Contract	Total Hedged Volumes	Quantity Type	Weighted Average Floor Price	Weighted Average Ceiling Price	Weighted Average Fixed Price	Basis Differential	Index Price(1)	Fair Market Value (in thousands)
Cashless Collars:
2011
Natural gas	310,000	MMBtu	$4.75	$6.00	N/A	N/A	CIG	$357
Oil	27,600	Bbls	$95.00	$121.18	N/A	N/A	WTI	$450
2012
Oil	146,400	Bbls	$92.50	$131.30	N/A	N/A	WTI	$2,442
Swap Contracts:
2011
Natural gas	7,747,500	MMBtu	N/A	N/A	$5.66	N/A	CIG	$15,611
Natural gas	9,052,500	MMBtu	N/A	N/A	$4.70	N/A	NWPL	$9,322
Natural gas liquids (2)	17,400,000	Gallons	N/A	N/A	$1.17	N/A	Mt. Belvieu	$(3,416)
Oil	276,000	Bbls	N/A	N/A	$93.53	N/A	WTI	$3,893
2012
Natural gas	18,145,000	MMBtu	N/A	N/A	$4.69	N/A	CIG	$12,986
Natural gas	28,350,000	MMBtu	N/A	N/A	$4.59	N/A	NWPL	$17,060
Natural gas liquids (2)	21,000,000	Gallons	N/A	N/A	$1.62	N/A	Mt. Belvieu	$1,397
Oil	915,000	Bbls	N/A	N/A	$104.12	N/A	WTI	$20,657
2013
Natural gas	1,825,000	MMBtu	N/A	N/A	$5.01	N/A	CIG	$864
Natural gas	1,825,000	MMBtu	N/A	N/A	$5.07	N/A	NWPL	$875
Oil	328,500	Bbls	N/A	N/A	$103.51	N/A	WTI	$6,306
2014
Oil	219,000	Bbls	N/A	N/A	$103.08	N/A	WTI	$3,724
Basis Only Swap Contracts (3):
2011
Natural gas	1,840,000	MMBtu	N/A	N/A	N/A	$(1.72)	NWPL	$(2,929)
2012
Natural gas	3,660,000	MMBtu	N/A	N/A	N/A	$(1.24)	NWPL	$(3,272)
Natural gas	3,660,000	MMBtu	N/A	N/A	N/A	$(1.20)	CIG	$(3,659)

Total								$82,668

(1)	CIG refers to Colorado Interstate Gas Rocky Mountains and NWPL refers to Northwest Pipeline Corporation, price as quoted in Platt’s Inside FERC on the first business day of each month. Mt. Belvieu refers to the average daily price as quoted by Oil Price Information Service (“OPIS”) for Mont Belvieu spot gas liquid prices. WTI refers to West Texas Intermediate price as quoted on the New York Mercantile Exchange.
(2)	Weighted average fixed price includes purity ethane, propane, normal butane, isobutane and natural gasoline hedges.
(3)	Represents a swap of the basis between the NYMEX price and the spot price of the index listed under Index Price above.

By removing the price volatility related to a portion of our natural gas production revenue for 2011, 2012 and 2013, a portion of our natural gas liquid production revenue for 2011 and 2012 and a portion of our oil production revenue for 2011, 2012, 2013 and 2014, we have mitigated, but not eliminated, the potential effects of changing prices on our operating cash flow for those periods. While mitigating negative effects of falling commodity prices, these derivative contracts also limit the benefits we would receive from increases in commodity prices.

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

We believe all of our counterparties currently are acceptable credit risks. We are not required to provide credit support or collateral to any of our counterparties other than cross collateralization with the properties securing our Amended Credit Facility, nor are they required to provide credit support to us. We do not believe that we will be required to post collateral as a result of proposed rules related to derivatives under the Dodd-Frank Wall Street Reform and Consumer Protection Act, although costs of hedging are expected to increase. As of October 22, 2011, we do not have any past due receivables from any of our counterparties.

Capital Expenditures

Our capital expenditures are summarized in the following tables:

	Nine Months Ended September 30,
Basin/Area	2011	2010
	(in millions)
Piceance	$149.5	$214.3
Uinta	264.8	90.2
Paradox	1.6	4.4
Powder River	28.0	8.9
Wind River	3.9	4.8
DJ	10.1	0.0
Other	7.6	15.3

Total excluding acquisitions	$465.5	$337.9
Acquisitions:
Uinta (East Bluebell Acquisition)	118.2	0.0
DJ (DJ Basin Acquisition and related properties)	149.1	0.0

Total including acquisitions	$732.8	$337.9

	Nine months Ended September 30,
	2011	2010
	(in millions)
Acquisitions of proved and unproved properties and other real estate	$293.3	$12.1
Drilling, development, exploration and exploitation of natural gas and oil properties(1)	430.5	319.5
Geologic and geophysical costs	2.6	4.8
Furniture, fixtures and equipment	6.4	1.5

Total	$732.8	$337.9

(1)	Includes related gathering and facilities costs.

On June 8, 2011, we completed the East Bluebell Acquisition, an acquisition from an unrelated party of oil properties and related assets in the East Bluebell field of the Uinta Basin in Duchesne and Uintah Counties in Utah. The properties were purchased for approximately $118.2 million, after post-closing adjustments and including liabilities assumed. The purchase price allocation was $74.2 million for proved oil and gas properties and $44.0 million for unevaluated oil and gas properties excluded from amortization, which is subject to final purchase price allocation adjustments. This acquisition was funded using our Amended Credit Facility. The properties are located near our Blacktail Ridge-Lake Canyon project area.

On August 16, 2011, we completed the DJ Basin Acquisition, an acquisition from an unrelated party under which we acquired oil and gas properties in the DJ Basin in Colorado and Wyoming for total consideration of approximately $146.9 million including liabilities assumed, subject to final post-closing adjustments. The preliminary purchase price allocation was $85.0 million for proved oil and gas properties and $61.9 million for unevaluated oil and gas properties excluded from amortization, which is subject to final purchase price allocation adjustments. This acquisition was funded using our Amended Credit Facility. Subsequent to the DJ Basin Acquisition, we purchased additional related properties in the DJ Basin for $2.2 million.

Our current estimate is for capital expenditures for exploration and development activities of $685 million to $705 million in 2011, which may be adjusted throughout the remainder of the year as business conditions warrant. This amount excludes acquisitions as outlined in the table above. Our estimated capital expenditure budget of $685 million to $705 million in 2011 includes additional drilling and facilities capital expenditures related to acquired properties. We have increased our capital expenditure budget from the budget of $565.0 million set forth in our Form 10-K for the year ended December 31, 2010. We believe that we have sufficient available liquidity through 2011 to fund our capital expenditures budget from cash flow from operations and the Amended Credit Facility. Future cash flows are subject to a number of variables, including our level of natural gas and oil production, commodity prices and operating costs. There can be no assurance that operations and other capital resources will provide sufficient amounts of cash flow to maintain planned levels of capital expenditures.

The amount, timing and allocation of capital expenditures is generally discretionary and within our control. If natural gas and oil prices decline to levels below our acceptable levels or costs increase to levels above our acceptable levels, we could choose to defer a portion of our budgeted capital expenditures until later periods. We routinely monitor and adjust our capital expenditures, including acquisitions and divestitures, in response to changes in prices, availability of financing, drilling and acquisition costs, industry conditions, the timing of regulatory approvals, the availability of rigs, success or lack of success in drilling activities, contractual obligations, internally generated cash flow and other factors both within and outside of our control.

Financing Activities

Our outstanding debt is summarized below (in thousands):

		As of September 30, 2011			As of December 31, 2010
	Maturity Date	Principal	Unamortized Discount	Carrying Amount	Principal	Unamortized Discount	Carrying Amount
Amended Credit Facility	April 1, 2014	$0	$0	$0	$0	$0	$0
9.875% Senior Notes (1)	July 15, 2016	250,000	(9,171)	240,829	250,000	(10,234)	239,766
Convertible Notes (2)	March 15, 2028 (3)	172,500	(3,146)	169,354	172,500	(7,867)	164,633
7.625% Senior Notes (4)	October 1, 2019 (4)	400,000	0	400,000	0	0	0

Total Long-Term Debt		$822,500	$(12,317)	$810,183	$422,500	$(18,101)	$404,399

(1)	The aggregate estimated fair value of the 9.875% Senior Notes was approximately $278.3 million as of September 30, 2011 based on reported market trades of these instruments.
(2)	The aggregate estimated fair value of the Convertible Notes was approximately $174.2 million as of September 30, 2011. Because there is no active, public market for the Convertible Notes, the fair value was based on market-based parameters of the various components of the Convertible Notes and over-the-counter trades.
(3)	We currently expect that the holders will put the Convertible Notes to us in March 2012, and we expect to settle the notes in cash through borrowings under the Amended Credit Facility. We also have the option to call the Convertible Notes at any time thereafter.
(4)	The aggregate estimated fair value of the 7.625% Senior Notes was approximately $393.5 million as of September 30, 2011 based on reported market trades of these instruments.

Revolving Credit Facility

On March 16, 2010, we amended our credit facility and extended the maturity date to April 1, 2014. The Amended Credit Facility bears interest, based on the borrowing base usage, at the applicable London Interbank Offered Rate (“LIBOR”) plus applicable margins ranging from 2.0% to 3.0% or an alternate base rate (“ABR”), based upon the greater of the prime rate, the federal funds effective rate plus 0.5% or the adjusted one month LIBOR plus 1.0%, plus applicable margins ranging from 1.0% to 2.0%. The borrowing base is required to be redetermined twice per year. On March 25, 2011, the borrowing base was reaffirmed at $800.0 million with commitments from 19 lenders of $700.0 million, based on December 31, 2010 reserves and hedge positions. As a result of issuing $400.0 million of 7.625% Senior Notes on September 27, 2011, the borrowing base was reduced to $700.0 million. We pay annual commitment fees of 0.5% of the unused amount of our commitments. The Amended Credit Facility is secured by natural gas and oil properties representing at least 80% of the value of our proved reserves and the pledge of all of the stock of our subsidiaries.

The Amended Credit Facility also contains certain financial covenants. We currently are in compliance with all financial and other covenants, and we have complied with all financial covenants for all prior periods.

On October 18, 2011, we further amended our Amended Credit Facility which included extending the maturity date to October 31, 2016, increasing commitments to $900.0 million from 17 lenders and increasing the borrowing base to $1.1 billion based upon June 30, 2011 reserves and hedge positions. The amendment also decreased the interest margin to LIBOR plus applicable margins of 1.5% to 2.5% or ABR plus 0.5% to 1.5% and reduced the commitment fee to between 0.375% to 0.5% based on borrowing base utilization.

As of September 30, 2011, we had a zero balance outstanding under the Amended Credit Facility. As credit support for future payment under a contractual obligation, a $26.0 million letter of credit was issued under the Amended Credit Facility effective May 4, 2010, which reduced the borrowing capacity of the Amended Credit Facility by $26.0 million.

9.875% Senior Notes Due 2016

The 9.875% Senior Notes are senior unsecured obligations and rank equal in right of payment with all of our other existing and future senior unsecured indebtedness. The 9.875% Senior Notes will mature on July 15, 2016. Interest is payable in arrears semi-annually on January 15 and July 15 each year. The 9.875% Senior Notes are fully and unconditionally guaranteed by the subsidiaries that guarantee our indebtedness under the Amended Credit Facility. The 9.875% Senior Notes include certain covenants that limit our ability to incur additional indebtedness, pay dividends, make restricted payments, create liens and sell assets. We currently are in compliance with all financial covenants, and we have complied with all financial covenants for all prior periods.

5% Convertible Senior Notes due 2028

The Convertible Notes are senior unsecured obligations and rank equal in right of payment to all of our existing and future senior indebtedness. Interest is payable semi-annually in arrears on March 15 and September 15 of each year. The Company currently expects to settle the Convertible Notes in cash at or near the initial redemption date of March 26, 2012. The Convertible Notes are fully and unconditionally guaranteed by the subsidiaries that guarantee our indebtedness under the Amended Credit Facility.

7.625% Senior Notes Due 2019

On September 27, 2011, we issued $400.0 million in principal amount of 7.625% Senior Notes due 2019 at par. The 7.625% Senior Notes will mature on October 1, 2019. Interest is payable in arrears semi-annually on April 1 and October 1 beginning April 1, 2012. We received net proceeds of $393.0 million (net of related offering costs), which were used to repay the outstanding borrowings under the Amended Credit Facility. The 7.625% Senior Notes are our senior unsecured obligations and rank equal in right of payment with all of our other existing and future senior unsecured indebtedness. The 7.625% Senior Notes are fully and unconditionally guaranteed by our subsidiaries that guarantee our indebtedness under our Amended Credit Facility. The 7.625% Senior Notes include certain covenants that limit our ability to incur additional indebtedness, pay dividends, make restricted payments, create liens and sell assets. We currently are in compliance with all financial covenants, and we have complied with all financial covenants for all prior periods.

The following table summarizes the cash portion of interest expense related to the Amended Credit Facility, 9.875% and 7.625% Senior Notes and Convertible Notes along with the non-cash portion resulting from the amortization of the debt discount and transaction costs through interest expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Amended Credit Facility (1)
Cash interest	$2,177	$1,002	$4,410	$2,424
Non-cash interest	$780	$779	$2,340	$1,962
9.875% Senior Notes (2)
Cash interest	$6,172	$6,172	$18,516	$18,516
Non-cash interest	$631	$593	$1,850	$1,698
Convertible Notes (3)
Cash interest	$2,156	$2,156	$6,469	$6,469
Non-cash interest	$1,935	$1,795	$5,576	$5,170
7.625% Senior Notes (4)
Cash interest	$339	$0	$339	$0
Non-cash interest	$83	$0	$83	$0

(1)	Cash interest includes amounts related to interest and commitment fees paid on the line of credit and participation and fronting fees paid on the letter of credit.
(2)	The stated interest rate for the 9.875 % Senior Notes is 9.875% per annum with an effective interest rate of 11.3% per annum.

(3)	The stated interest rate for the Convertible Notes is 5% per annum with an effective interest rate of 9.7% per annum. The effective interest rate of the Convertible Notes includes the amortization of the debt discount, which represents the fair value of the equity conversion feature at the time of issue.
(4)	The stated interest rate for the 7.625% Senior Notes is 7.625% per annum with an effective interest rate of 7.9% per annum. The cash interest will be paid with the first interest payment due on April 1, 2012.

Shelf Registration Statement. We have on file with the SEC an effective universal shelf registration statement to allow us to offer an indeterminate amount of equity or debt securities in the future. We used the shelf registration statement to issue the 7.625% Senior Notes in September 2011. Under the registration statement, we may periodically offer from time to time debt securities, common stock, preferred stock, warrants and other securities or any combination of such securities in amounts, prices and on terms announced when and if the securities are offered. However, the issuance of additional securities in periods of market volatility may be less likely or may have terms less favorable to us. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement at the time of any such offering.

Contractual Obligations. A summary of our contractual obligations as of and subsequent to September 30, 2011 is provided in the following table:

	Payments Due By Year
	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter	Total
	(in thousands)
Notes payable (1)	$553	$553	$553	$553	$553	$875	$3,640
9.875% Senior Notes (2)	24,688	24,688	24,688	24,688	269,544	0	368,296
7.625% Senior Notes (3)	30,500	30,500	30,500	30,500	30,500	491,500	644,000
Convertible Notes (4)	176,693	0	0	0	0	0	176,693
Purchase commitments (5)(6)	6,702	0	0	0	0	0	6,702
Drilling rig commitments (6)(7)	26,847	8,325	0	0	0	0	35,172
Office and office equipment leases and other	2,728	2,635	2,295	1,812	1,837	4,707	16,014
Firm transportation and processing agreements (6)(8)	65,229	61,916	61,879	61,280	59,506	207,829	517,639
Asset retirement obligations (9)	1,358	1,182	563	292	341	63,433	67,169
Derivative liabilities (10)	838	584	0	0	0	0	1,422

Total	$336,136	$130,383	$120,478	$119,125	$362,281	$768,344	$1,836,747

(1)	We currently have a zero balance outstanding on our Amended Credit Facility. This table does not include future commitment fees, interest expense or other fees on our Amended Credit Facility because the Amended Credit Facility is a floating rate instrument, and we cannot determine with accuracy the timing of future loan advances, repayments or future interest rates to be charged. Also included in notes payable is a $26.0 million letter of credit that accrues interest at 2.0% and 0.125% per annum for participation fees and fronting fees, respectively. The expected term for the letter of credit is April 30, 2018.
(2)	On July 8, 2009, we issued $250.0 million aggregate principal amount of 9.875% Senior Notes. We are obligated to make annual interest payments throughout maturity equal to $24.7 million.
(3)	On September 27, 2011, we issued $400.0 million aggregate principal amount of 7.625% Senior Notes. We are obligated to make annual interest payments throughout maturity equal to $30.5 million.
(4)	On March 12, 2008, we issued $172.5 million aggregate principal amount of Convertible Notes. For purposes of contractual obligations, we assume that the holders of our Convertible Notes will not exercise the conversion feature, and we will therefore repay the $172.5 million in cash in 2012. We currently expect that the holders will put the Convertible Notes to us in March 2012. We also are obligated to make annual interest payments equal to $8.6 million.
(5)	We have two take-or-pay carbon dioxide (“CO2”) purchase agreements, one that expires in December 2011 and one that expires in February 2012, that impose a minimum volume commitment to purchase CO2 at a contracted price. The contracts provide CO2 used in fracture stimulation operations in our Uinta Basin operations. Should we not take delivery of the minimum volume required, we would be obligated to pay for the deficiency. At this time, our planned volumes needed exceed the minimum requirement, and we do not anticipate any deficiency payments.

(6)	The values in the table represent the gross amounts that we are financially committed to pay. However, we will record in our financial statements our proportionate share based on our working interest and net revenue interest, which will vary from property to property.
(7)	We currently have five drilling rigs under contract. One contract expires in 2011, two expire in 2012 and two expire in 2013. These contracts may be terminated, but we would be required to pay a total penalty of $22.0 million. All other rigs currently performing work for us are on a well-by-well basis and, therefore, can be released without penalty at the conclusion of drilling on the current well. These latter types of drilling obligations have not been included in the table above.
(8)	We have entered into contracts that provide firm processing rights and firm transportation capacity on pipeline systems. The remaining terms on these contracts range from one to 13 years and require us to pay transportation demand and processing charges regardless of the amount of gas we deliver to the processing facility or pipeline.
(9)	Neither the ultimate settlement amounts nor the timing of our asset retirement obligations can be precisely determined in advance. See “Critical Accounting Policies and Estimates” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2010 for a more detailed discussion of the nature of the accounting estimates involved in estimating asset retirement obligations.
(10)	Derivative liabilities represent the net fair value for oil, NGL and natural gas commodity derivatives presented as liabilities in our Unaudited Consolidated Balance Sheets as of September 30, 2011. The ultimate settlement amounts of our derivative liabilities are unknown because they are subject to continuing market fluctuations. See “Critical Accounting Policies and Estimates” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2010 and in “–Commodity Hedging Activities” above in this Quarterly Report on Form 10-Q for a more detailed discussion of the nature of the accounting estimates involved in valuing derivative instruments.

In addition to the commitments above, we have commitments for the purchase of facilities and infrastructure as of September 30, 2011 of $11.2 million.

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

Commodity Price Risk

Our primary market risk exposure is in the prices we receive for our production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot regional market prices applicable to our U.S. natural gas production. Pricing for natural gas, NGLs and oil has been volatile and unpredictable for several years, and we expect this volatility to continue in the future. The prices we receive for future production depend on many factors outside of our control, including volatility in the differences between product prices at sales points and the applicable index price. Based on our average daily production and our derivative contracts in place for the nine months ended September 30, 2011, our annual income before income taxes would have decreased by approximately $2.8 million for each $0.10 decrease per MMBtu in natural gas prices and approximately $0.3 million for each $1.00 per barrel decrease in crude oil prices.

We routinely enter into financial hedges relating to a portion of our projected production revenue through various financial transactions that hedge future prices received. These transactions may include financial price swaps whereby we will receive a fixed price and pay a variable market price to the contract counterparty and cashless price collars that set a floor and ceiling price for the hedged production. If the applicable monthly price indices are outside of the ranges set by the floor and ceiling prices in the various collars, we and the counterparty to the collars would be required to settle the difference. These financial hedging activities are intended to support natural gas and oil prices at targeted levels that provide an acceptable rate of return and to manage our exposure to natural gas and oil price fluctuations. In addition to the swaps and collars discussed above, we also entered into basis only swaps. With a basis only swap, we have fixed the difference between the NYMEX price and the price received for our natural gas production at the specific delivery location to mitigate the risk of large differences between NYMEX Henry Hub and our primary sales points, CIG and NWPL. We may consider entering into hedge transactions based on a NYMEX price in the future with a volume equal to the volume for our basis only swaps, thereby effectively fixing a price for CIG or NWPL.

As of September 30, 2011, the Company had financial instruments in place to hedge the following volumes for the periods indicated. We did not enter into any additional hedges subsequent to September 30, 2011 through October 21, 2011. Further detail of these hedges is summarized in the table presented above under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Capital Resources and Liquidity— Commodity Hedging Activities.”

	October – December 2011	For the year 2012	For the year 2013	For the year 2014
Oil (Bbls)	303,600	1,061,400	328,500	219,000
Natural Gas (MMbtu)	17,110,000	46,495,000	3,650,000	0
Natural Gas Basis (MMbtu)	1,840,000	7,320,000	0	0
Natural Gas Liquids (Gallons)	17,400,000	21,000,000	0	0

Interest Rate Risks

At September 30, 2011, we had a zero balance outstanding under our Amended Credit Facility, which bears interest at floating rates in accordance with our Amended Credit Facility with an average outstanding debt balance of $96.6 million for the nine months ended September 30, 2011. The average annual interest rate incurred on this debt for the nine months ended September 30, 2011 was 2.5% and a 1.0% increase in each of the average LIBOR rate and federal funds rate for the nine months ended September 30, 2011 would have resulted in an estimated $1.6 million increase in interest expense for the nine months ended September 30, 2011. At September 30, 2010, we had a zero balance outstanding under our Amended Credit Facility with an average outstanding debt balance of $3.0 million for the nine months ended September 30, 2010, which bears interest at floating rates in accordance with our Amended Credit Facility. The average annual interest rate incurred on this debt for the nine months ended September 30, 2010 was 2.2%. A 1.0% increase in each of the average LIBOR rate and federal funds rate for the nine months ended September 30, 2010 would have resulted in an estimated $0.02 million increase in interest expense assuming a similar average debt level to the nine months ended September 30, 2010. We also had $172.5 million principal amount of Convertible Notes, $250.0 million principal amount of 9.875% Senior Notes and $400.0 million principal amount of 7.625% Senior Notes outstanding at September 30, 2011, which have fixed cash interest rates of 5.0%, 9.875% and 7.625% per annum, respectively, and do not have exposure to interest rate changes.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Bill Barrett Corporation’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of Bill Barrett Corporation’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)) as of September 30, 2011 and concluded that the disclosure controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our business could be negatively impacted by security threats, including cybersecurity threats, and other disruptions.

As an oil and natural gas producer, we face various security threats, including cybersecurity threats to gain unauthorized access to sensitive information or to render data or systems unusable; threats to the safety of our employees; threats to the security of our facilities and infrastructure or third party facilities and infrastructure, such as processing plants and pipelines; and threats from terrorist acts. Although we utilize various procedures and controls to monitor these threats and mitigate our exposure to such threats, there can be no assurance that these procedures and controls will be sufficient in preventing security threats from materializing. If any of these events were to materialize, they could lead to losses of sensitive information, critical infrastructure, personnel or capabilities, essential to our operations and could have a material adverse effect on our reputation, financial position, results of operations, or cash flows.

Cybersecurity attacks in particular are evolving and include but are not limited to, malicious software, attempts to gain unauthorized access to data, and other electronic security breaches that could lead to disruptions in critical systems, unauthorized release of confidential or otherwise protected information and corruption of data. These events could damage our reputation and lead to financial losses from remedial actions, loss of business or potential liability.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Securities

There were no sales of unregistered equity securities during the period covered by this report.

Issuer Purchases of Equity Securities

The following table contains information about our acquisitions of equity securities during the three months ended September 30, 2011:

Period	Total Number of Shares (1)	Weighted Average Price Paid Per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1 – 31, 2011	4,299	$43.86	0	0
August 1 – 31, 2011	11,155	45.65	0	0
September 1 – 30, 2011	1,498	44.24	0	0

Total	16,952	$45.07	0	0

(1)	Represents shares delivered by employees to satisfy the exercise price of stock options and tax withholding obligations in connection with the exercise of stock options and shares withheld from employees to satisfy tax withholding obligations in connection with the vesting of shares of common stock issued pursuant to our employee stock incentive plans.

Item 3.	Defaults upon Senior Securities.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

Exhibit Number	Description of Exhibits

3.1	Restated Certificate of Incorporation of Bill Barrett Corporation. [Incorporated by reference to Exhibit 3.4 of our Current Report on Form 8-K filed with the Commission on December 20, 2004.]

3.2	Bylaws of Bill Barrett Corporation. [Incorporated by reference to Exhibit 3.5 of our Current Report on Form 8-K filed with the Commission on December 20, 2004.]

4.1(a)	Specimen Certificate of Common Stock. [Incorporated by reference to Exhibit 4.1 of Amendment No. 1 to our Registration Statement on Form 8-A filed with the Commission on December 20, 2004.]

4.1(b)	Indenture, dated March 12, 2008, between Bill Barrett Corporation and Deutsch Bank Trust Company Americas, as Trustee. [Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed with the Commission on March 12, 2008.]

4.1(c)	Indenture, dated July 8, 2009, between Bill Barrett Corporation and Deutsche Bank Trust Company Americas, as Trustee. [Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed with the Commission on July 8, 2009.]

4.2(a)	Registration Rights Agreement, dated March 28, 2002, among Bill Barrett Corporation and the investors named therein. [Incorporated by reference to Exhibit 4.2 of Amendment No. 2 to our Registration Statement on Form S-1 (Registration No. 333-114554) filed with the Commission on August 31, 2004.]

4.2(b)	First Supplemental Indenture, dated March 12, 2008, by and between Bill Barrett Corporation and Deutsche Bank Trust Company Americas, as Trustee (including form of 5% Convertible Senior Notes due 2028). [Incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed with the Commission on March 12, 2008.]

4.2(c)	First Supplemental Indenture, dated July 8, 2009, by Bill Barrett Corporation and Deutsche Bank Trust Company Americas, as Trustee (including form of 9.875% Senior Notes due 2016). [Incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed with the Commission on July 8, 2009.]

4.3(a)	Stockholders’ Agreement, dated March 28, 2002 and as amended to date, among Bill Barrett Corporation and the investors named therein. [Incorporated by reference to Exhibit 4.3 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-114554) filed with the Commission on August 31, 2004.]

4.3(b)	Second Supplemental Indenture, dated July 8, 2009, by Bill Barrett Corporation, Bill Barrett CBM Corporation, Bill Barrett CBM LLC, Circle B Land Company LLC and Deutsche Bank Trust Company Americas, as Trustee (including form of 9.875% Senior Notes due 2016). [Incorporated by reference to Exhibit 4.3 of our Current Report on Form 8-K with the Commission on July 8, 2009.]

4.3(c)	Third Supplemental Indenture, dated September 27, 2011, by Bill Barrett Corporation, Bill Barrett CBM Corporation, Bill Barrett CBM LLC, Circle B Land Company LLC, GB Acquisition Corporation, Elk Production, LLC, Aurora Gathering, LLC and Deutsche Bank Trust Company Americas, as Trustee (including form of 7.625% Senior Notes due 2019). [Incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K with the Commission on September 27, 2011.]

4.4	Form of Rights Agreement concerning Shareholder Rights Plan, which includes as Exhibit A thereto the Certificate of Designations of Series A Junior Participating Preferred Stock of Bill Barrett Corporation, and, as Exhibit B thereto the Form of Right Certificate. [Incorporated by reference to Exhibit 4.4 to Amendment No. 1 to our Registration Statement on Form 8-A filed with the Commission on December 20, 2004.]

4.5	Form of Certificate of Designations of Series A Junior Participating Preferred Stock of Bill Barrett Corporation. [Incorporated by reference to Exhibit 4.4 (Exhibit A) to Amendment No. 1 to our Registration Statement on Form 8-A filed with the Commission on December 20, 2004.]

4.6	Form of Right Certificate. [Incorporated by reference to Exhibit 4.4 (Exhibit B) to Amendment No. 1 to our Registration Statement on Form 8-A filed with the Commission on December 20, 2004.]

10.1	First Amendment to Third Amended and Restated Credit Agreement dated as of October 18, 2011 among Bill Barrett Corporation and the banks named therein. [Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on October 18, 2011.]

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Principal Executive Officer.

32.2	Section 1350 Certification of Principal Financial Officer.

101	The following materials from the Bill Barrett Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language) include (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders’ Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements, tagged as blocks of text.*

*	Users of this data are advised pursuant to Rule 401 of Regulation S-T that the financial information contained in the XBRL-Related Documents is unaudited. Furthermore, users of this data are advised in accordance with Rule 406T of Regulation S-T promulgated by the Securities and Exchange Commission that this Interactive Data File is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these Sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BILL BARRETT CORPORATION

Date: November 3, 2011	By:	/s/ Fredrick J. Barrett
Fredrick J. Barrett
Chairman of the Board of Directors, Chief Executive Officer and President
(Principal Executive Officer)

Date: November 3, 2011	By:	/s/ Robert W. Howard
Robert W. Howard
Chief Financial Officer and Treasurer
(Principal Financial Officer)