Form 10-Q
period 2012-03-31
BILL BARRETT CORP
filed 2012-05-03
CIK 1172139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

There were 48,107,531 shares of $0.001 par value common stock outstanding on April 20, 2012.

PART I. FINANCIAL INFORMATION

ITEM 1.	Consolidated Financial Statements.

BILL BARRETT CORPORATION

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2012	December 31, 2011
	(in thousands, except share data)
Assets:
Current Assets:
Cash and cash equivalents	$95,694	$57,331
Accounts receivable, net of allowance for doubtful accounts of $855 and $848 as of March 31, 2012 and December 31, 2011, respectively	86,293	101,500
Derivative assets	86,670	77,280
Prepayments and other current assets	7,294	10,232

Total current assets	275,951	246,343
Property and equipment—at cost, successful efforts method for oil and gas properties:
Proved oil and gas properties	3,703,850	3,513,050
Unproved oil and gas properties, excluded from amortization	517,510	480,416
Furniture, equipment and other	41,467	39,168

	4,262,827	4,032,634
Accumulated depreciation, depletion, amortization and impairment	(1,698,554)	(1,625,870)

Total property and equipment, net	2,564,273	2,406,764
Deferred financing costs and other noncurrent assets	44,408	34,823

Total	$2,884,632	$2,687,930

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts payable and accrued liabilities	$120,629	$136,661
Amounts payable to oil and gas property owners	12,516	15,793
Production taxes payable	46,198	48,600
Derivative liabilities	29	2,543
Deferred income taxes	21,684	29,601

Total current liabilities	201,056	233,198
Long-term debt	1,066,928	882,240
Asset retirement obligations	70,668	68,587
Deferred income taxes	301,831	281,789
Derivatives and other noncurrent liabilities	3,008	3,278
Stockholders’ Equity:
Common stock, $0.001 par value; authorized 150,000,000 shares; 48,116,227 and 47,809,903 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively, with 930,983 and 835,258 shares subject to restrictions, respectively	47	47
Additional paid-in capital	872,174	869,856
Retained earnings	328,784	292,891
Treasury stock, at cost: zero shares at March 31, 2012 and December 31, 2011	0	0
Accumulated other comprehensive income	40,136	56,044

Total stockholders’ equity	1,241,141	1,218,838

Total	$2,884,632	$2,687,930

See notes to Unaudited Consolidated Financial Statements.

BILL BARRETT CORPORATION

CONSOLIDATED STATEMENTS OF NET INCOME AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended March 31,
	2012	2011
	(in thousands, except share and per share data)
Operating and Other Revenues:
Oil and gas production	$177,042	$172,197
Other	2,134	238

Total operating and other revenues	179,176	172,435
Operating Expenses:
Lease operating expense	18,638	13,299
Gathering, transportation and processing expense	27,352	19,336
Production tax expense	6,207	8,566
Exploration expense	439	1,351
Impairment, dry hole costs and abandonment expense	564	283
Depreciation, depletion and amortization	74,083	65,394
General and administrative expense	18,440	17,696

Total operating expenses	145,723	125,925

Operating Income	33,453	46,510
Other Income and Expense:
Interest and other income	(38)	63
Interest expense	(21,590)	(12,042)
Commodity derivative gain (loss)	44,747	(11,112)
Gain on extinguishment of debt	1,601	0

Total other income and expense	24,720	(23,091)

Income before Income Taxes	58,173	23,419
Provision for Income Taxes	22,280	8,204

Net Income	35,893	15,215
Other Comprehensive Income, net of tax:
Effect of derivative financial instruments	(15,908)	(23,313)

Other comprehensive income	(15,908)	(23,313)

Comprehensive Income (Loss)	$19,985	$(8,098)

Net Income Per Common Share, Basic	$0.76	$0.33

Net Income Per Common Share, Diluted	$0.76	$0.33

Weighted Average Common Shares Outstanding, Basic	47,084,906	46,092,625
Weighted Average Common Shares Outstanding, Diluted	47,367,698	46,766,503

See notes to Unaudited Consolidated Financial Statements.

BILL BARRETT CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance — December 31, 2010	$46	$830,903	$262,184	$0	$47,829	$1,140,962
Exercise of options, restricted stock activity and shares exchanged for exercise and tax withholding	1	22,838	0	(4,436)	0	18,403
Stock-based compensation	0	20,551	0	0	0	20,551
Retirement of treasury stock	0	(4,436)	0	4,436	0	0
Net income	0	0	30,707	0	0	30,707
Effect of derivative financial instruments, net of $4,886 of taxes	0	0	0	0	8,215	8,215

Balance — December 31, 2011	$47	$869,856	$292,891	$0	$56,044	$1,218,838

Exercise of options, restricted stock activity and shares exchanged for exercise and tax withholding	0	668	0	(2,280)	0	(1,612)
Stock-based compensation	0	4,929	0	0	0	4,929
Retirement of treasury stock	0	(2,280)	0	2,280	0	0
Settlement of convertible notes	0	(999)	0	0	0	(999)
Net income	0	0	35,893	0	0	35,893
Effect of derivative financial instruments, net of $9,557 of taxes	0	0	0	0	(15,908)	(15,908)

Balance —March 31, 2012	$47	$872,174	$328,784	$0	$40,136	$1,241,141

See notes to Unaudited Consolidated Financial Statements.

BILL BARRETT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Operating Activities:
Net Income	$35,893	$15,215
Adjustments to reconcile to net cash provided by operations:
Depreciation, depletion and amortization	74,083	65,394
Deferred income taxes	22,280	8,204
Impairment, dry hole costs and abandonment expense	564	283
Unrealized derivative (gain) loss	(40,944)	5,708
Stock compensation and other non-cash charges	3,322	5,091
Amortization of debt discounts and deferred financing costs	3,317	3,169
Loss on sale of properties	0	279
Change in operating assets and liabilities:
Accounts receivable	15,207	(3,699)
Prepayments and other assets	1,191	3,929
Accounts payable, accrued and other liabilities	(12,434)	(16,324)
Amounts payable to oil and gas property owners	(3,277)	(904)
Production taxes payable	(2,402)	1,366

Net cash provided by operating activities	96,800	87,711
Investing Activities:
Additions to oil and gas properties, including acquisitions	(230,158)	(105,172)
Additions of furniture, equipment and other	(2,329)	(720)
Proceeds from sale of properties and other investing activities	(112)	(344)

Net cash used in investing activities	(232,599)	(106,236)
Financing Activities:
Proceeds from debt	450,000	0
Principal payments on debt	(267,156)	0
Proceeds from stock option exercises	668	4,353
Deferred financing costs and other	(9,350)	(3,308)

Net cash provided by financing activities	174,162	1,045

Increase (Decrease) in Cash and Cash Equivalents	38,363	(17,480)
Beginning Cash and Cash Equivalents	57,331	58,690

Ending Cash and Cash Equivalents	$95,694	$41,210

See notes to Unaudited Consolidated Financial Statements.

BILL BARRETT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

March 31, 2012

1. Organization

Bill Barrett Corporation, a Delaware corporation, together with its wholly-owned subsidiaries (collectively, the “Company”) is an independent oil and gas company engaged in the exploration, development and production of crude oil and natural gas. Since its inception in January 2002, the Company has conducted its activities principally in the Rocky Mountain region of the United States.

2. Summary of Significant Accounting Policies

Basis of Presentation. The accompanying Unaudited Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying Unaudited Consolidated Financial Statements include all adjustments (consisting of normal and recurring accruals) considered necessary to present fairly the Company’s financial position as of March 31, 2012, the Company’s results of operations for the three months ended March 31, 2012 and 2011 and cash flows for the three months ended March 31, 2012 and 2011. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the full year because of the impact of fluctuations in prices received for oil and natural gas, natural production declines, timing of development and exploration activities, the uncertainty of exploration and development drilling results and other factors. For a more complete understanding of the Company’s operations, financial position and accounting policies, the Unaudited Consolidated Financial Statements and the notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 previously filed with the SEC.

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

Areas requiring the use of assumptions, judgments and estimates relate to, volumes of oil and natural gas reserves used in calculating depreciation, depletion and amortization (“DD&A”), the amount of expected future cash flows used in determining possible impairments of oil and gas properties, and the amount of future capital costs used in these calculations, the expected cash settlement of the Company’s remaining 5% Convertible Senior Notes due 2028 (“Convertible Notes”) in computing diluted earnings per share and estimating the fair value of the equity conversion feature of the remaining Convertible Notes. Assumptions, judgments and estimates also are required in determining future asset retirement obligations, the timing of dry hole costs, impairments of undeveloped properties, valuing deferred tax assets, and estimating fair values of derivative instruments and stock-based payment awards.

Cash Equivalents. The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Oil and Gas Properties. The Company’s oil and gas exploration and production activities are accounted for using the successful efforts method. Under this method, all property acquisition costs and costs of exploratory and development wells are capitalized when incurred, pending determination of whether the well has found proved reserves. If an exploratory well does not find proved reserves, the costs of drilling the well are charged to expense and included within cash flows from investing activities in the Unaudited Consolidated Statements of Cash Flows. If an exploratory well does find proved reserves, the costs remain capitalized. The costs of development wells are capitalized whether proved reserves are added or not. Oil and gas lease acquisition costs are also capitalized. Interest cost is capitalized as a component of property cost for significant exploration and development projects that require greater than six months to be readied for their intended use. The weighted average interest rates used to capitalize interest were 9.1% and 12.3% for the three months ended March 31, 2012 and 2011, respectively, which include interest and amortization of discounts and deferred financing fees on the Company’s Convertible Notes, its 9.875% Senior Notes due 2016 (“9.875% Senior Notes”), its 7.625% Senior Notes due 2019 (“7.625% Senior Notes”), its 7.0% Senior Notes due 2022 (“7.0% Senior Notes”), and its credit facility. The Company capitalized interest costs of $0.1 million and $0.4 million for the three months ended March 31, 2012 and 2011, respectively.

Other exploration costs, including certain geological and geophysical expenses and delay rentals for oil and gas leases, are charged to expense as incurred. The sale of a partial interest in a proved property is accounted for as a cost recovery and no gain or loss is recognized as long as this treatment does not significantly affect the unit-of-production amortization rate. A gain or loss is recognized for all other sales of proved properties and is classified in other revenues. Maintenance and repairs are charged to expense, and renewals and betterments are capitalized to the appropriate property and equipment accounts.

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

The following table sets forth the net capitalized costs and associated accumulated DD&A and non-cash impairments relating to the Company’s oil and natural gas producing activities:

	As of March 31, 2012	As of December 31, 2011
	(in thousands)
Proved properties	$605,820	$599,619
Wells and related equipment and facilities	2,809,439	2,636,424
Support equipment and facilities	270,724	259,672
Materials and supplies	17,867	17,335

Total proved oil and gas properties	$3,703,850	$3,513,050

Unproved properties	361,592	339,210
Wells and facilities in progress	155,918	141,206

Total unproved oil and gas properties, excluded from amortization	$517,510	$480,416

Accumulated depreciation, depletion, amortization and impairment	(1,682,083)	(1,610,271)

Total oil and gas properties, net	$2,539,277	$2,383,195

Net changes in capitalized exploratory well costs for the three months ended March 31, 2012, are reflected in the following table (in thousands):

December 31, 2011	$0
Additions to capitalized exploratory well costs pending the determination of proved reserves	1,213
Reclassifications of wells, facilities and equipment based on the determination of proved reserves	0
Exploratory well costs charged to dry hole costs and abandonment expense	0

March 31, 2012	$1,213

All exploratory wells are evaluated for economic viability within one year of well completion, and the related capitalized costs are reviewed quarterly. Exploratory wells that discover potentially economic reserves in areas where a major capital expenditure would be required before production could begin, and where the economic viability of that major capital expenditure depends upon the successful completion of further exploratory work in the area, remain capitalized if the well finds a sufficient quantity of reserves to justify its completion as a producing well and the Company is making sufficient progress assessing the reserves and the economic and operating viability of the project. As of March 31, 2012, there were no exploratory well costs that have been capitalized for a period greater than one year since the completion of drilling.

The Company reviews its proved oil and gas properties for impairment whenever events and circumstances indicate that a decline in the recoverability of their carrying value may have occurred. The Company estimates the expected undiscounted future cash flows of its oil and gas properties and compares such undiscounted future cash flows to the carrying amount of the oil and gas properties to determine if the carrying amount is recoverable. If the carrying value of a property exceeds the undiscounted future cash flows, the Company may impair the carrying value to fair value based on an analysis of quantitative and qualitative factors. The factors used to determine fair value include, but are not limited to, recent sales prices of comparable properties, the present value of future cash flows, net of estimated operating and development costs using estimates of reserves, future commodity pricing, future production estimates, anticipated capital expenditures and various discount rates commensurate with the risk and current market conditions associated with realizing the expected cash flows projected. During the three months ended March 31, 2012 and 2011, the Company did not recognize any non-cash impairment charges related to its proved oil and gas properties.

The provision for DD&A of oil and gas properties is calculated on a field-by-field basis using the unit-of-production method. Oil is converted to natural gas equivalents, Mcfe, at the rate of one barrel to six Mcfe. Estimated future dismantlement, restoration and abandonment costs, which are net of estimated salvage values, are taken into consideration by this calculation.

Accounts Payable and Accrued Liabilities. Accounts payable and accrued liabilities are comprised of the following:

	March 31, 2012	December 31, 2011
Accrued drilling, completion and facility costs	$64,383	$66,809
Accrued lease operating, gathering, transportation and processing expenses	18,903	17,711
Accrued general and administrative expenses	5,442	11,052
Trade payables and other	31,901	41,089

Total accounts payable and accrued liabilities	$120,629	$136,661

Comprehensive Income (Loss). Comprehensive income (loss) consists of net income and the effective component of derivative instruments classified as cash flow hedges. The total of comprehensive income, including the components of net income and the components of other comprehensive income, are presented as a single continuous statement of comprehensive income.

Derivative Instruments and Hedging Activities. The Company periodically uses derivative financial instruments to achieve a more predictable cash flow from its oil, natural gas, and natural gas liquid (“NGL”) sales by reducing its exposure to price fluctuations. Derivative instruments are recorded at fair market value and included in the Unaudited Consolidated Balance Sheets as assets or liabilities.

Effective January 1, 2012, the Company elected to discontinue hedge accounting prospectively. Consequently, as of January 1, 2012, the Company no longer designates any hedges as cash flow hedges and the Company elected to de-designate all commodity hedge instruments that were previously designated as cash flow hedges as of December 31, 2011. The election to de-designate commodity hedges did not impact the Company’s reported cash flows, did not affect the economic substance of these transactions and changes only how these transactions are reported in the Unaudited Consolidated Financial Statements. As a result of discontinuing hedge accounting on January 1, 2012, the mark-to-market value of all commodity hedge instruments within AOCI at December 31, 2011 was frozen in AOCI as of the de-designation date and will be reclassified into earnings in future periods as the original hedged transactions affect earnings.

The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative and the resulting designation, which is established at the inception of a derivative. Prior to the Company’s discontinuing cash flow hedge accounting as of January 1, 2012, it was required to formally document, at the inception of a hedge, the hedging relationship and the risk management objective and strategy for undertaking the hedge, including identification of the hedging instrument, the hedged item or transaction, the nature of the risk being hedged, the method that will be used to assess effectiveness and the method that will be used to measure hedge ineffectiveness of derivative instruments that receive hedge accounting treatment.

For derivative instruments that were designated as cash flow hedges, changes in fair value, to the extent the hedge is effective, were recognized in accumulated other comprehensive income (“AOCI”) until the hedged item was recognized in earnings. Hedge effectiveness was assessed quarterly based on total changes in the derivative’s fair value. Any ineffective portion of the derivative instrument’s change in fair value was recognized immediately in earnings.

Currently, the Company’s financial derivative instruments are marked to market with the resulting changes in fair value recorded in earnings. For additional discussion of derivatives, see Note 9. As a result of the Company’s election to discontinue cash flow hedge accounting as of January 1, 2012, the Company reclassified the commodity derivative gain (loss) line item within the Unaudited

Consolidated Statements of Net Income and Comprehensive Income (Loss) from operating and other revenues to other income and expenses, due to the change in the composition of the commodity derivative gain (loss) line item to include prospective fair value changes of hedge instruments.

New Accounting Pronouncements. In May 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, which amended FASB Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement. The objective of this update is to create common fair value measurement and disclosure requirements between GAAP and International Financial Reporting Standards (“IFRS”). The amendments clarify existing fair value measurement and disclosure requirements and make changes to particular principles or requirements for measuring or disclosing information about fair value measurements. These amendments are not expected to have a significant impact on companies applying GAAP. This provision is effective for interim and annual periods beginning after December 15, 2011. Adoption of this update did not have a material impact on the Company’s disclosures or financial statements.

In June 2011, the FASB issued Accounting Standards Update 2011-05, Presentation of Comprehensive Income, which amended FASB ASC Topic 220, Comprehensive Income. The intent of this update is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. To facilitate convergence of GAAP and IFRS, the FASB eliminated the option to present components of other comprehensive income as part of the statement of stockholders’ equity and requires an entity to present total comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. The guidance is effective for interim and annual periods beginning after December 15, 2011. Adoption of this update did not have a material impact on the Company’s disclosures or financial statements.

In December 2011, the FASB issued Accounting Standards Update 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. The intent of this update is to indefinitely defer certain provisions of ASU 2011-05 Presentation of Comprehensive Income, which require entities to present reclassification adjustments by component in both the statement where net income is presented and the statement where other comprehensive income is presented for both interim and annual financial statements. Adoption of this update did not have a material impact on the Company’s disclosures or financial statements.

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

On March 20, 2012, approximately 85% of the holders of the Company’s Convertible Notes, having an aggregate fair value of $147.2 million, exercised their option to require the Company to purchase their notes, leaving $25.3 million in principal outstanding. As of March 31, 2012, the Company expected to settle the remaining Convertible Notes in cash. Therefore, the treasury stock method was used to measure the potentially dilutive impact of shares associated with that remaining conversion feature. The Company has the right with at least thirty days’ notice to call the Convertible Notes and the holders have the right to require the Company to purchase the notes on March 20, 2015. The Convertible Notes have not been dilutive since their issuance in March 2008, and therefore, did not impact the diluted net income per common share calculation for the three months ended March 31, 2012 and 2011, respectively. The diluted net income per common share excludes the anti-dilutive effect of 2,596,625 and 192,835 shares of stock options and nonvested performance-based shares of common stock for the three months ended March 31, 2012 and 2011, respectively.

The following table sets forth the calculation of basic and diluted earnings per share, in thousands except per share amounts:

	Three Months Ended March 31,
	2012	2011
Net income	$35,893	$15,215

Basic weighted-average common shares outstanding in period	47,085	46,093
Add dilutive effects of stock options and nonvested equity shares of common stock	283	674

Diluted weighted-average common shares outstanding in period	47,368	46,767

Basic net income per common share	$0.76	$0.33

Diluted net income per common share	$0.76	$0.33

4. Supplemental Disclosures of Cash Flow Information

Supplemental cash flow information is as follows:

	Three Months Ended March 31,
	2012	2011
Cash paid for interest, net of amount capitalized	$18,123	$16,361
Cash paid for income taxes, net of refunds (received)	10	(7,503)
Supplemental disclosures of non-cash investing and financing activities:
Current liabilities that are reflected in investing activities	63,677	58,223
Net increase (decrease) in asset retirement obligations	902	848
Treasury stock acquired from employee stock option exercises	0	100
Retirement of treasury stock	(2,280)	(3,408)

5. Acquisitions and Dispositions

Acquisitions

On June 8, 2011, the Company completed an acquisition, from an unrelated party, of oil properties and related assets in the East Bluebell area of the Uinta Basin (“East Bluebell Acquisition”) located in Duchesne and Uintah Counties in Utah. The properties were purchased for approximately $116.8 million. As of March 31, 2012, the final purchase price allocation was as follows (in thousands):

Consideration given:
Cash	$116,790

Total consideration given	$116,790

Amounts recognized for final fair value of assets acquired and liabilities assumed:

Proved property	$76,234
Unproved property	44,027
Asset retirement obligation	(2,054)
Liabilities assumed	(3,880)
Other assets acquired	2,463

Total fair value of oil and gas properties acquired	$116,790

On August 16, 2011, the Company completed an acquisition, from an unrelated party, of oil and gas properties and related assets in the Denver-Julesburg Basin (“DJ Basin Acquisition”) located in northeastern Colorado and southeastern Wyoming. Total consideration given was approximately $145.6 million in cash. As of March 31, 2012, the final purchase price allocation was as follows (in thousands):

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

The Company has not presented pro forma information for the acquired businesses as the impact of the acquisitions were not material to the results of operations for the three months ended March 31, 2011. The results of operations from the East Bluebell Acquisition and the DJ Basin Acquisition are included in the Company’s Unaudited Consolidated Financial Statements from the acquisition dates of June 8, 2011 and August 16, 2011, respectively. Revenue related to the East Bluebell Acquisition that was included in the Company’s Unaudited Consolidated Statements of Net Income And Comprehensive Income (Loss) was approximately $4.0 million and net income was $0.9 million for the three months ended March 31, 2012. Revenue related to the DJ Basin Acquisition that was included in the Unaudited Consolidated Statements of Net Income And Comprehensive Income (Loss) was approximately $6.0 million and net income was $1.6 million for the three months ended March 31, 2012.

6. Long-Term Debt

The Company’s outstanding debt is summarized below (in thousands):

		As of March 31, 2012				As of December 31, 2011
	Maturity Date	Principal		Unamortized Discount	Carrying Amount	Principal	Unamortized Discount	Carrying Amount
Amended Credit Facility(1)	October 31, 2016	$0		$0	$0	$70,000	$0	$70,000
9.875% Senior Notes(2)	July 15, 2016	250,000		(8,416)	241,584	250,000	(8,802)	241,198
Convertible Notes(3)	March 15, 2028 (4)	25,344	(7)	0	25,344	172,500	(1,458)	171,042
7.625% Senior Notes(5)	October 1, 2019	400,000		0	400,000	400,000	0	400,000
7.0% Senior Notes(6)	October 15, 2022	400,000		0	400,000	0	0	0

Total Long-Term Debt		$1,075,344		$(8,416)	$1,066,928	$892,500	$(10,260)	$882,240

(1)	The recorded value of the credit facility approximates its fair value due to its floating rate structure.
(2)	The aggregate estimated fair value of the 9.875% Senior Notes was approximately $276.9 million as of March 31, 2012 based on reported market trades of these instruments.
(3)	The aggregate estimated fair value of the Convertible Notes was approximately $24.4 million as of March 31, 2012. Because there is no active, public market for the Convertible Notes, the fair value was based on market-based parameters of the various components of the Convertible Notes and over-the-counter trades.

(4)	The Company has the right with at least 30 days’ notice to call the Convertible Notes and the holders have the right to require the Company to purchase the notes on March 20, 2015.
(5)	The aggregate estimated fair value of the 7.625% Senior Notes was approximately $405.0 million as of March 31, 2012 based on reported market trades of these instruments.
(6)	The aggregate estimated fair value of the 7.0% Senior Notes was approximately $388.0 million as of March 31, 2012 based on reported market trades of these instruments.
(7)	Balance represents the remaining principal amount of the Convertible Notes after the redemption for cash by holders on March 20, 2012.

The Company’s outstanding long term debt instruments are reported at fair value based on trades on a non-regulated market, which represent Level 2 inputs.

Amended Credit Facility

The Amended Credit Facility matures on October 31, 2016, has commitments of $900.0 million and had a borrowing base of $1.1 billion based upon June 30, 2011 reserves and hedge positions. The interest margin is LIBOR plus applicable margins of 1.5% to 2.5% or ABR plus 0.5% to 1.5% and the commitment fee ranges from 0.375% to 0.5% based on borrowing base utilization. The average annual interest rates incurred on the Amended Credit Facility were 1.8% for the three months ended March 31, 2012. As of March 31, 2012, the Company did not have a balance outstanding under the Amended Credit Facility.

The borrowing base is required to be re-determined twice per year. The borrowing base was reaffirmed in the October 18, 2011 amendment which increased the borrowing base to $1.1 billion with commitments of $900.0 million based on June 30, 2011 reserves and hedge positions. The borrowing base on the Company’s credit facility decreased to $1.043 billion after giving effect to an adjustment downward by 25% of the principal of the recently issued 7.0% Senior Notes, net of the principal of the expected Convertible Notes redemption. On May 1, 2012, the lenders affirmed the borrowing base at $900.0 million based on year end 2011 proved reserves, hedge position and senior debt outstanding. Future borrowing bases will be computed based on proved oil and natural gas reserves, hedge positions and estimated future cash flows from those reserves, as well as any other outstanding debt of the Company. The Amended Credit Facility is secured by oil and natural gas properties representing at least 80% of the value of the Company’s proved reserves and the pledge of all of the stock of the Company’s subsidiaries. The Amended Credit Facility also contains certain financial covenants. The Company is currently in compliance with all financial covenants and has complied with all financial covenants for all prior periods. As credit support for future payment under a contractual obligation, a $26.0 million letter of credit was issued under the Amended Credit Facility, effective May 4, 2010, which reduces the current borrowing capacity of the Amended Credit Facility by $26.0 million to $874.0 million.

9.875% Senior Notes Due 2016

The 9.875% Senior Notes have an aggregate principal amount of $250.0 million, are senior unsecured obligations of the Company and rank equal in right of payment with all of the Company’s other existing and future senior unsecured indebtedness. The 9.875% Senior Notes will mature on July 15, 2016. Interest is payable in arrears semi-annually on January 15 and July 15 each year. The 9.875% Senior Notes are fully and unconditionally guaranteed by the Company’s subsidiaries. The 9.875% Senior Notes include certain covenants that limit the Company’s ability to incur additional indebtedness, pay dividends, make restricted payments, create liens and sell assets. The Company is currently in compliance with all financial covenants and has complied with all financial covenants for all prior periods.

5% Convertible Senior Notes Due 2028

On March 12, 2008, the Company issued $172.5 million aggregate principal amount of Convertible Notes. As of January 1, 2009 with the adoption of new authoritative accounting guidance under FASB ASC subtopic 470-20, Debt with Conversion Options, the Company recorded a debt discount of $23.1 million, which represented the fair value of the equity conversion feature as of the date of the issuance of the Convertible Notes. The value of the equity conversion feature was also recorded as APIC, net of $8.6 million of deferred taxes. On March 20, 2012, $147.2 million of the outstanding principal amount, or approximately 85% of the outstanding Convertible Notes, were put to the Company and redeemed by the Company at par. The Company settled the notes in cash and recognized a gain on extinguishment of $1.6 million after completing a fair value analysis of the cash consideration transferred to holders of the Convertible Notes compared to the fair value of the Convertible Notes that were redeemed. After the redemption, $25.3 million aggregate principal amount of the Convertible Notes was outstanding. The Convertible Notes mature on March 15, 2028, unless earlier converted, redeemed or purchased by the Company. The Convertible Notes are senior unsecured obligations and rank equal in right of payment to all of the Company’s existing and future senior unsecured indebtedness, are senior in right of payment to all of the Company’s future subordinated indebtedness, and are effectively subordinated to all of the Company’s secured indebtedness with respect to the collateral securing such indebtedness. The Convertible Notes are structurally subordinated to all present and future secured and unsecured debt and other obligations of the Company’s subsidiaries. The Convertible Notes are fully and unconditionally guaranteed by the subsidiaries that guarantee the Company’s indebtedness under the Amended Credit Facility, the 9.875% Senior Notes, the 7.625% Senior Notes and the 7.0% Senior Notes.

The Convertible Notes bear interest at a rate of 5% per annum, payable semi-annually in arrears on March 15 and September 15 of each year. Holders of the remaining Convertible Notes may require the Company to purchase all or a portion of their Convertible Notes for cash on each of March 20, 2015, March 20, 2018 and March 20, 2023 at a purchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest, if any, up to but excluding the applicable purchase date.

For the remainder of the Convertible Notes outstanding, the conversion price is approximately $66.33 per share of the Company’s common stock, equal to the applicable conversion rate of 15.0761 shares of common stock, subject to adjustment, for each $1,000 of the principal amount of the Convertible Notes. Upon conversion of the Convertible Notes, holders will receive, at the Company’s election, cash, shares of common stock or a combination of cash and shares of common stock. If the conversion value exceeds $1,000, the Company will also deliver, at its election, cash, shares of common stock or a combination of cash and shares of common stock with respect to the remaining value deliverable upon conversion. The Company has the right with at least 30 days’ notice to call the Convertible Notes and the holders have the right to require the Company to purchase the notes on March 20, 2015.

7.625% Senior Notes Due 2019

The 7.625% Senior Notes have an aggregate principal amount of $400.0 million and are senior unsecured obligations of the Company and rank equal in right of payment with all of the Company’s other existing and future senior unsecured indebtedness. The 7.625% Senior Notes will mature on October 1, 2019. Interest is payable in arrears semi-annually on April 1 and October 1 of each year. The 7.625% Senior Notes are fully and unconditionally guaranteed by the Company’s subsidiaries. The 7.625% Senior Notes include certain covenants that limit the Company’s ability to incur additional indebtedness, pay dividends, make restricted payments, create liens and sell assets. The Company is currently in compliance with all financial covenants and has complied with all financial covenants for all prior periods.

7.0% Senior Notes Due 2022

On March 12, 2012, the Company issued $400.0 million in aggregate principal amount of 7.0% Senior Notes due 2022 at par. The 7.0% Senior Notes will mature on October 15, 2022. Interest is payable in arrears semi-annually on April 15 and October 15 of each year beginning October 15, 2012. The Company received net proceeds of $392.0 million (net of related offering costs), which were used to repay the outstanding balance under the Amended Credit Facility, settle the Convertible Notes that were redeemed by the Company and for general corporate purposes. The 7.0% Senior Notes are senior unsecured obligations and rank equal in right of payment with all of the Company’s other existing and future senior unsecured indebtedness. The 7.0% Senior Notes are fully and unconditionally guaranteed by the subsidiaries that guarantee the Company’s indebtedness under the Amended Credit Facility, the Convertible Notes, the 9.875% Senior Notes and the 7.625% Senior Notes. The 7.0% Senior Notes include certain covenants that limit the Company’s ability to incur additional indebtedness, pay dividends, make restricted payments, create liens and sell assets. The Company is currently in compliance with all financial covenants and has complied with all financial covenants since issuance.

The following table summarizes, for the periods indicated, the cash or accrued portion of interest expense related to the Amended Credit Facility, 9.875% and 7.625% Senior Notes, 7.0% Senior Notes and Convertible Notes along with the non-cash portion resulting from the amortization of the debt discount and transaction costs through interest expense (in thousands):

	Three Months Ended March 31,
	2012	2011
Amended Credit Facility(1)
Cash interest	$1,148	$981
Non-cash interest	$586	$780
9.875% Senior Notes(2)
Cash interest	$6,172	$6,172
Non-cash interest	$617	$608
Convertible Notes(3)
Cash interest	$1,899	$2,156
Non-cash interest	$1,768	$1,783
7.625% Senior Notes(4)
Cash interest	$7,625	$0
Non-cash interest	$281	$0
7.0% Senior Notes(5)
Cash interest	$1,397	$0
Non-cash interest	$66	$0

(1)	Cash interest includes amounts related to interest and commitment fees paid on the Amended Credit Facility and participation and fronting fees paid on the letter of credit.
(2)	The stated interest rate for the 9.875% Senior Notes is 9.875% per annum with an effective interest rate of 11.3% per annum.
(3)	The stated interest rate for the Convertible Notes is 5% per annum with an effective interest rate of 9.7% per annum. The effective interest rate of the Convertible Notes includes amortization of the debt discount, which represented the fair value of the equity conversion feature at the time of issue. The stated interest rate of 5% on the Convertible Notes will be the effective interest rate of the $25.3 million remaining principal balance, as the related debt discount was fully amortized as of March 31, 2012.
(4)	The stated interest rate for the 7.625% Senior Notes is 7.625% per annum with an effective interest rate of 7.9% per annum.
(5)	The stated interest rate for the 7.0% Senior Notes is 7.0% per annum with an effective interest rate of 7.7% per annum. The cash interest will be paid with the first interest payment due on October 15, 2012.

7. Asset Retirement Obligations

The estimated fair value of the future costs associated with dismantlement, abandonment and restoration of oil and gas properties is recorded generally upon acquisition or completion of a well. The net estimated costs are discounted to present values using a credit-adjusted discount rate over the estimated economic life of the oil and gas properties. Such costs are capitalized as part of the related asset. The asset is depleted on the units-of-production method on a field-by-field basis. The associated liability is classified in current and long-term liabilities in the Unaudited Consolidated Balance Sheets. The liability is periodically adjusted to reflect (1) new liabilities incurred, (2) liabilities settled during the period, (3) accretion expense, and (4) revisions to estimated future cash flow requirements. The accretion expense is recorded as a component of DD&A expense in the Unaudited Consolidated Statements of Net Income And Comprehensive Income (Loss).

A reconciliation of the Company’s asset retirement obligations for the three months ended March 31, 2012 is as follows (in thousands):

December 31, 2011	$69,302
Liabilities incurred	902
Liabilities settled	(14)
Accretion expense	1,179
Revisions to estimate	0

March 31, 2012	$71,369
Less: current asset retirement obligations	701

Long-term asset retirement obligations	$70,668

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

Level 3 – Pricing inputs include significant inputs that are generally unobservable. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. At each balance sheet date, the Company performs an analysis of all applicable instruments and includes in Level 3 all of those whose fair value is based on significant unobservable inputs.

The following tables set forth by level within the fair value hierarchy the Company’s financial assets and financial liabilities as of March 31, 2012 and December 31, 2011 that were measured at fair value on a recurring basis. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of assets and liabilities and their placement within the fair value hierarchy levels.

As of March 31, 2012	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Deferred Compensation Plan	$692	$0	$0	$692
Cash Equivalents—Money Market Funds	65,065	0	0	65,065
Commodity Derivatives	0	114,354	0	114,354
Liabilities
Commodity Derivatives	$0	$(15,602)	$0	$(15,602)

As of December 31, 2011	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Deferred Compensation Plan	$579	$0	$0	$579
Cash Equivalents—Money Market Funds	52,164	0	0	52,164
Commodity Derivatives	0	94,385	0	94,385
Liabilities
Commodity Derivatives	$0	$(11,116)	$0	$(11,116)

The fair values of derivative instruments reflected in the table above and on the Unaudited Consolidated Balance Sheets have been adjusted for non-performance risk. For applicable financial assets carried at fair value, the credit standing of the counterparties is analyzed and factored into the fair value measurement of those assets. In addition, the fair value measurement of a liability has been adjusted to reflect the nonperformance risk of the Company. The following methods and assumptions were used to estimate the fair values of the assets and liabilities in the table above.

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

Level 2 Fair Value Measurements – The fair value of the crude oil and natural gas forwards and options are estimated using a combined income and market valuation methodology with a mid-market pricing convention based upon forward commodity price and volatility curves. The curves are obtained from independent pricing services reflecting broker market quotes. The Company did not make any adjustments to the obtained curves. The pricing services publish observable market information from multiple brokers and exchanges. No proprietary models are used by the pricing services for the inputs. The Company utilized the counterparties’ valuations to assess the reasonableness of the Company’s valuations.

Level 3 Fair Value Measurements – As of March 31, 2012, and for the three months ended March 31, 2012, the Company did not have assets or liabilities that were measured on a recurring basis classified under a Level 3 fair value hierarchy.

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

All derivative instruments, other than those that meet the normal purchase and normal sale exception, as mentioned above, are recorded at fair value and included in the Unaudited Consolidated Balance Sheets as assets or liabilities. The following table summarizes the location and fair value amounts of all derivative instruments in the Unaudited Consolidated Balance Sheets as of the periods indicated:

	March 31, 2012	December 31, 2011
	(in thousands)
Derivatives Designated as Cash Flow Hedging Instruments
Assets:
Current: Derivative assets	$0	$80,653
Current: Derivative liabilities (1)	0	1,984
Deferred financing costs and other noncurrent assets (2)	0	9,064
Derivatives and other noncurrent liabilities (1)(3)	0	(315)
Liabilities:
Current: Derivative assets (4)	0	(1,410)
Current: Derivative liabilities	0	(578)
Deferred financing costs and other noncurrent assets (2)(4)	0	(162)
Derivatives and other noncurrent liabilities (3)	0	(55)

Total derivatives designated as cash flow hedging instruments	$0	$89,181

Derivatives Not Designated as Cash Flow Hedging Instruments
Assets:
Current: Derivative assets	$99,974	$2,589
Current: Derivative liabilities (1)	40	95
Deferred financing costs and other noncurrent assets (2)	14,340	0
Liabilities:
Current: Derivative assets (4)	(13,304)	(4,552)
Current: Derivative liabilities	(69)	(4,044)
Deferred financing costs and other noncurrent assets (2)(4)	(1,999)	0
Derivatives and other noncurrent liabilities (3)	(230)	0

Total derivatives not designated as cash flow hedging instruments	$98,752	$(5,912)

Total Derivatives	$98,752	$83,269

(1)	Amounts are netted against derivative liability balances with the same counterparty, and therefore are presented as a net liability on the Unaudited Consolidated Balance Sheet.
(2)	As of March 31, 2012 and December 31, 2011, this line item on the Unaudited Consolidated Balance Sheets includes $32.1 million and $25.9 million of deferred financing costs and other noncurrent assets, respectively.
(3)	As of March 31, 2012 and December 31, 2011, this line item on the Unaudited Consolidated Balance Sheets also includes $2.8 million and $2.9 million of other noncurrent liabilities, respectively.
(4)	Amounts are netted against derivative asset balances with the same counterparty, and, therefore, are presented as a net asset on the Unaudited Consolidated Balance Sheet.

The Company elected to discontinue hedge accounting as of January 1, 2012. Therefore, the Commodity derivative gain (loss) line item on the Unaudited Consolidated Statements of Net Income And Comprehensive Income (Loss) was comprised of changes in the derivative’s fair value for all discontinued cash flow hedges. As a result of discontinuing hedge accounting on January 1, 2012, the mark-to-market value of all commodity hedge instruments within AOCI at December 31, 2011 was frozen in AOCI as of the de-designation date and will be reclassified into earnings in future periods as the original hedged transactions affect earnings.

The following table summarizes the cash flow hedge gains and losses, net of tax, and their locations on the Unaudited Consolidated Balance Sheets and Unaudited Consolidated Statements of Net Income And Comprehensive Income (Loss) as of the periods indicated:

	Derivatives Qualifying as Cash Flow Hedges		Three Months Ended March 31,
			2012	2011
			(in thousands)
Amount of gain (loss) recognized in AOCI (net of tax)	Commodity Hedges		$0	$(5,862)
Amount of gain reclassified from AOCI into income (net of tax)	Commodity Hedges	(1)	$15,908	$17,451
Amount of gain recognized in income on ineffective Hedges	Commodity Hedges	(1)	$0	$163

(1)	Gains and losses reclassified from AOCI into income as well as gains and losses on ineffective hedges are located on the oil and gas production revenues and the commodity derivative gain (loss) line item, respectively, in the Unaudited Consolidated Statements of Net Income And Comprehensive Income (Loss).

Some of the Company’s commodity derivative instruments do not qualify or are not designated as cash flow hedges but are, to a degree, an economic offset to the Company’s commodity price exposure. If a commodity derivative instrument does not qualify or is not designated as a cash flow hedge, the change in the fair value of the derivative is recognized in commodity derivative gain (loss) in the Unaudited Consolidated Statements of Net Income And Comprehensive Income (Loss). These mark-to-market adjustments produce a degree of earnings volatility but have no cash flow impact relative to changes in market prices. The Company’s cash flow is only impacted when the associated derivative instrument is settled by making or receiving a payment to or from the counterparty. Realized gains and losses of commodity derivative instruments that do not qualify as cash flow hedges are recognized in commodity derivative gain (loss) in the Unaudited Consolidated Statements of Net Income And Comprehensive Income (Loss) and are reflected in cash flows from operations on the Unaudited Consolidated Statements of Cash Flows.

In addition to the swaps and collars discussed above, the Company has entered into basis only swaps. Basis only swaps hedge the difference between the New York Mercantile Exchange (“NYMEX”) gas price and the price received for the Company’s natural gas production at a specific delivery location. Although the Company believes that this is an appropriate part of a risk mitigation strategy, the basis only swaps do not qualify for hedge accounting because the total future cash flow has not been fixed. As a result, the changes in fair value of these derivative instruments are recorded in earnings and recognized in commodity derivative gain (loss) in the Unaudited Consolidated Statements of Net Income And Comprehensive Income (Loss). The Company has also entered into swap contracts to hedge the amount received related to NGLs resulting from the processing of its natural gas. The NGL hedges were not designated as cash flow hedges and the changes in fair value of these derivative instruments were recorded in earnings.

The following table summarizes the location and amounts of gains and losses on derivative instruments that do not qualify for cash flow hedge accounting for the periods indicated:

	Location of Gain (Loss) Recognized in Income on Derivatives	Three Months Ended March 31,
		2012	2011
		(in thousands)
Amount of gain (loss) recognized in income on derivatives	Commodity Derivative Gain (Loss)	$44,747	$(11,275)

As of March 31, 2012, the Company had financial instruments in place to hedge the following volumes for the periods indicated:

	April –December 2012	For the year 2013	For the year 2014
Oil (Bbls)	1,457,500	1,314,000	438,000
Natural Gas (MMbtu)	50,797,000	48,455,000	9,125,000
Natural Gas Basis (MMbtu)	5,500,000	0	0
Natural Gas Liquids (Gallons)	23,625,000	9,000,000	0

As a result of the various swap and collar contracts that settled during the three months ended March 31, 2012 and 2011, the Company received $30.0 million and $23.3 million, related to natural gas contracts, respectively. The Company also paid $0.7 million and $0.8 million for oil contracts for the three months ended March 31, 2012 and 2011, respectively.

The table below summarizes the realized and unrealized gains and losses the Company recognized related to its oil, natural gas NGL and basis derivative instruments for the periods indicated:

	Three Months Ended March 31,
	2012	2011
Realized gain on derivatives designated as cash flow hedges(1)	$25,465	$27,922

Realized gain (loss) on derivatives not designated as cash flow hedges(2)	$3,803	$(5,404)
Unrealized ineffectiveness gain recognized on derivatives designated as cash flow hedges(2)	0	163
Unrealized gain (loss) on derivatives not designated as cash flow hedges(2)	40,944	(5,871)

Total commodity derivative gain (loss)	$44,747	$(11,112)

(1)	Included in oil and gas production revenues in the Unaudited Consolidated Statements of Net Income And Comprehensive Income (Loss).
(2)	Included in commodity derivative gain (loss) in the Unaudited Consolidated Statements of Net Income And Comprehensive Income (Loss).

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

It is the Company’s policy to enter into derivative contracts with counterparties that are lenders in the Amended Credit Facility, affiliates of lenders in the Amended Credit Facility or potential lenders in the Amended Credit Facility. Two counterparties that were lenders in the Amended Credit Facility withdrew from the facility when the Company amended the facility in October 2011. The Company will continue to monitor the credit worthiness of these two counterparties during the remaining duration of the derivatives that were entered into while they were lenders in the Amended Credit Facility. The Company’s derivative contracts are documented using an industry standard contract known as a Schedule to the Master Agreement and International Swaps and Derivative Association, Inc. (“ISDA”) Master Agreement or other contracts. Typical terms for these contracts include credit support requirements, cross default provisions, termination events and set-off provisions. The Company is not required to provide any credit support to its counterparties other than cross collateralization with the properties securing the Amended Credit Facility. The Company has set-off provisions in its derivative contracts with lenders under its Amended Credit Facility which, in the event of a counterparty default, allow the Company to set-off amounts owed to the defaulting counterparty under the Amended Credit Facility or other obligations against monies owed the Company under derivative contracts. Where the counterparty is not a lender under the Company’s Amended Credit Facility, the Company may not be able to set-off amounts owed by the Company under the Amended Credit Facility, even if such counterparty is an affiliate of a lender under such facility.

10. Income Taxes

The Company accounts for uncertainty in income taxes for tax positions taken or expected to be taken in a tax return in accordance with the FASB’s rules on income taxes. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on technical merits. During the three months ended March 31, 2012, there was no change to the Company’s liability for uncertain tax positions.

The Company’s policy is to classify accrued penalties and interest related to unrecognized tax benefits in the Company’s income tax provision. The Company did not record any accrued interest or penalties associated with unrecognized tax benefits during the three months ended March 31, 2012.

Income tax expense for the three months ended March 31, 2012 and 2011 differs from the amounts that would be provided by applying the U.S. federal income tax rate to income before income taxes principally due to the effect of state income taxes, stock-based compensation and other operating expenses not deductible for income tax purposes.

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

The Company may occasionally acquire treasury stock, which is recorded at cost, in connection with the vesting and exercise of stock-based awards or for other reasons. As of March 31, 2012, all treasury stock held by the Company was retired.

12. Accumulated Other Comprehensive Income.

The components of AOCI and related tax effects for the three months ended March 31, 2012 were as follows:

	Gross	Tax Effect	Net of Tax
	(in thousands)
Accumulated other comprehensive income—December 31, 2011	$89,714	$(33,670)	$56,044
Reclassification adjustment for realized gains on hedges included in net income	(25,465)	9,557	(15,908)

Accumulated other comprehensive income—March 31, 2012	$64,249	$(24,113)	$40,136

13. Equity Incentive Compensation Plans and Other Employee Benefits

The Company maintains various stock-based compensation plans and other employee benefits as discussed below. Stock-based compensation is measured at the grant date based on the value of the awards, and the fair value is recognized on a straight-line basis over the requisite service period (usually the vesting period).

The following table presents the non-cash stock-based compensation related to equity awards for the periods indicated:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Common stock options	$2,100	$2,168
Nonvested equity shares	1,978	2,060
Nonvested performance-based equity shares	297	174
Market performance-based equity shares	117	190

Total	$4,492	$4,592

Unrecognized compensation cost as of March 31, 2012 was $33.2 million related to grants of nonvested stock options and nonvested equity shares of common stock that are expected to be recognized over a weighted-average period of 2.8 years.

Stock Options and Nonvested Equity Shares. The following tables present the equity awards granted pursuant to the Company’s various stock compensation plans:

	Three Months Ended March 31, 2012		Three Months Ended March 31, 2011
	Number	Weighted Average	Number	Weighted Average
	of Options	Price Per Share	of Options	Price Per Share
Options to purchase shares of common stock	546,106	$27.56	247,824	$39.02

	Three Months Ended March 31, 2012		Three Months Ended March 31, 2011
	Number	Weighted Average	Number	Weighted Average
	of Shares	Grant Date Fair Value	of Shares	Grant Date Fair Value
		Per Share		Per Share
Nonvested equity shares	204,497	$27.05	287,602	$38.99
Nonvested performance-based equity shares	114,910	$27.75	4,922	$39.88
Market performance-based equity shares	57,456	$23.65	1,038	$39.88

Total shares granted	376,863		293,562

Performance Share Programs. In February 2010, the Compensation Committee of the Board of Directors of the Company approved a performance share program (the “2010 Program”) pursuant to the Company’s 2008 Stock Incentive Plan (the “2008 Incentive Plan”). A total of 325,000 shares of common stock were set aside for this program under the 2008 Incentive Plan. The vesting of these awards is contingent upon meeting various Company-wide performance goals. Upon commencement of the 2010

Program and during each subsequent year of the 2010 Program, the Compensation Committee will meet to approve target and stretch goals for certain operational or financial metrics that are selected by the Compensation Committee for the upcoming year and to determine whether metrics for the prior year have been met. These performance-based awards contingently vest over a period of up to four years, depending on the level at which the performance goals are achieved. Each year for four years, it is possible for up to 50% of the shares to vest based on the achievement of the performance goals. Twenty-five percent of the total grant will vest if each of the independent metrics are met at the target level, and an additional 25% of the total grant will vest if each of the independent metrics are met at the stretch level. If the actual results for a metric are between the target levels and the stretch levels, the vested number of shares will be adjusted on a prorated basis of the actual results compared to the target and stretch goals. If the target level metrics are not met, no shares will vest. In any event, the total number of shares of common stock that could vest will not exceed the original number of performance shares granted. At the end of four years, any shares that have not vested will be forfeited.

Based on Company performance in 2010, 25.9% of the performance shares vested in February 2011, and the Company recognized $0.2 million of compensation expense related to these awards for the three months ended March 31, 2011. Based upon the Company’s performance in 2011, 26.6% of the performance shares vested in February 2012, and the Company recognized $0.2 million of compensation expense related to these awards for the three months ended March 31, 2012.

As new goals are established each year for the performance-based awards, a new grant date and a new fair value are created for financial reporting purposes for those shares that could potentially vest in the upcoming year. Compensation expense is recognized based upon an estimate of the extent to which the performance goals would be met. If such goals are not met, no compensation expense is recognized and any previously recognized compensation expense is reversed.

In March 2012, the Compensation Committee approved the performance metrics used to measure potential vesting of the performance shares in the 2010 Program based on 2012 performance. For the year ending December 31, 2012, the performance goals consist of increases to oil and natural gas proved reserves (weighted at 25%), increases to oil and natural gas proved, probable and possible reserves (weighted at 25%), increases to the Company’s present value (at a 10% annual discount) of future net cash flows from proved reserves (weighted at 25%), and a discretionary cash flow metric (weighted at 25%). In March 2012, 95,925 performance-based nonvested equity shares of common stock in the 2010 Program were subject to the new grant date, and the fair value was remeasured at the grant date. Of the total performance-based nonvested equity shares, all 95,925 remaining shares could potentially vest if all performance goals are met at the stretch level. Based upon the number of shares expected to vest through February 2013, at the estimated performance compared to the performance metrics at March 31, 2012, the Company recognized $0.1 million of non-cash stock-based compensation expense associated with these shares for the three months ended March 31, 2012.

In March 2012, the Compensation Committee also modified the vesting terms of the Company’s nonvested equity awards in the 2010 Program that are subject to a market performance-based vesting condition, which is based on the Company’s total stockholder return (“TSR”) ranking relative to a defined peer group’s individual TSRs. In March 2012, 25,266 market-based nonvested equity shares of common stock were subject to the new grant date, and the fair value was remeasured at the grant date. The fair value of the market-based awards is amortized ratably over the remaining requisite service period. All compensation expense related to the market-based awards will be recognized if the requisite service period is fulfilled, even if the market condition is not achieved. The Company recognized $0.1 million of non-cash stock-based compensation expense attributable to these awards for the three months ended March 31, 2012.

In March 2012, the Compensation Committee approved a new performance share program (the “2012 Program”) pursuant to the 2008 Incentive Plan. The performance-based awards contingently vest in May 2015, depending on the level at which the performance goals are achieved. The performance goals, which will be measured over the three year period ending December 31, 2014, consist of the percentage change in discretionary cash flow per debt adjusted share relative to a defined peer group’s percentage calculation (weighted at 50%) and percentage change in proved oil and natural gas reserves per debt adjusted share (weighted at 50%). Fifty percent of the total award will vest for performance met at the threshold level, 100% will vest at the target level and 200% will vest at the stretch level. If the actual results for a metric are between the threshold and target levels or between the target and stretch levels, the vested number of shares will be adjusted on a prorated basis of the actual results compared to the threshold, target and stretch goals. If the threshold metrics are not met, no shares will vest. In any event, the total number of shares of common stock that could vest will not exceed 200% of the original number of performance shares granted. At the end of the three year vesting period, any shares that have not vested will be forfeited. A total of 114,910 shares were granted under this program with a fair value of $27.75 per share. Based upon the number of shares expected to vest at the end of the three year period, the Company recognized $0.04 million of non-cash stock-based compensation expense associated with these shares for the three months ended March 31, 2012.

In March 2012, the Company also issued nonvested equity awards under the 2012 Program that are subject to a market performance-based vesting condition, which is based on the Company’s TSR ranking relative to a defined peer group’s individual

TSR from December 31, 2011 through December 31, 2014. The fair value of the market-based awards was determined using the Monte Carlo simulation method and is amortized ratably over the three year requisite service period. All compensation expense related to the market-based awards will be recognized if the requisite service period is fulfilled, even if the market condition is not achieved. A total of 57,456 shares were granted under this program with a fair value of $23.65 per share. The Company recognized $0.02 million of non-cash stock-based compensation expense attributable to these awards for the three months ended March 31, 2012.

Director Fees. The Company’s non-employee, or outside, directors may elect to receive all or a portion of their annual retainer and meeting fees in the form of the Company’s common stock issued pursuant to the Company’s 2004 Incentive Plan. After each quarter, shares of common stock with a value equal to the fees payable for that quarter, calculated using the closing price on the last trading day before the end of the quarter, will be delivered to each outside director who elected before that quarter to receive shares for payment of director fees. The following table summarizes, for the periods indicated, common stock issued as payment for directors’ fees and the amount of non-cash stock-based compensation cost recognized associated with the issuance of those shares:

	Three Months Ended March 31,
	2012	2011
Director fees (shares)	1,518	2,791
Stock-based compensation (in thousands)	$39	$111

Other Employee Benefits-401(k) Savings Plan. The Company has an employee-directed 401(k) savings plan (the “401(k) Plan”) for all eligible employees over the age of 21. Under the 401(k) Plan, employees may make voluntary contributions based upon a percentage of their pretax income.

The Company matches 100% of each employee’s contribution, up to 6% of the employee’s pretax income, with 50% of the match made with the Company’s common stock. The Company’s cash and common stock contributions are fully vested upon the date of match and employees can immediately sell the portion of the match made with the Company’s common stock. The Company made matching cash and common stock contributions of $0.8 million and $0.7 million for the three months ended March 31, 2012 and 2011, respectively.

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

Participants earn a return on their deferred compensation based on investment earnings of participant-selected mutual funds. Participants’ deferred compensation amounts are not directly invested in these investment vehicles; however, the Company tracks the performance of each participant’s investment selections and adjusts the deferred compensation liability accordingly. Changes in the market value of the participants’ investment selections are recorded as an adjustment to deferred compensation liabilities, with an offset to compensation expense included within general and administrative expenses in the Unaudited Consolidated Statements of Net Income And Comprehensive Income (Loss). Deferred compensation, including accumulated earnings on the participant-directed investment selections, is distributable in cash at participant-specified dates or upon retirement, death, disability, and change in control or termination of employment.

The table below summarizes the activity in the plan during the year ended December 31, 2011 and three months ended March 31, 2012 and the Company’s ending deferred compensation liability as of March 31, 2012 (in thousands):

Beginning deferred compensation liability balance – January 1, 2011	$260
Employee contributions	183
Company matching contributions	175
Distributions	(34)
Participant losses	(5)

Ending deferred compensation liability balance – December 31, 2011	$579
Employee contributions	53
Company matching contributions	49
Distributions	0
Participant earnings	31

Ending deferred compensation liability balance – March 31, 2012	$712

Amount to be paid within one year	$413
Remaining balance to be paid beyond one year	$299

The Company is not obligated to fund the liability. It has, however, established a rabbi trust to offset the deferred compensation liability and protect the interests of the plan participants. The trust assets are invested in publicly-traded mutual funds. The investments in the rabbi trust seek to offset the change in the value of the related liability. As a result, there is no expected material impact on earnings or earnings per share from the changes in market value of the investment assets because the changes in market value of the trust assets are offset by changes in the value of the deferred compensation plan liability. The gains and losses from changes in fair value of the investments are included in interest and other income in the Unaudited Consolidated Statements of Net Income And Comprehensive Income (Loss).

The following table represents the Company’s activity in the investment assets held in the rabbi trust during the year ended December 31, 2011 and three months ended March 31, 2012 (in thousands):

Beginning investment balance – January 1, 2011	$260
Investment purchases	362
Distributions	(34)
Earnings (losses)	(9)

Ending investment balance – December 31, 2011	$579
Investment purchases	81
Distributions	0
Earnings	32

Ending investment balance – March 31, 2012	$692

14. Commitments and Contingencies

Drilling Contracts. The Company has contracts with various drilling contractors to lease five rigs with remaining terms of up to one year. These commitments are not recorded in the accompanying condensed consolidated balance sheets. As of March 31, 2012, the aggregate undiscounted minimum future drilling rig commitment was approximately $31.3 million.

Gathering, Processing and Transportation Agreements. The Company has contractual commitments with midstream service companies and pipeline carriers for future gathering, processing and transportation of natural gas and liquids to move a portion of our production to market. The remaining terms on these contracts range from one to 12 years and require us to pay transportation demand and processing charges regardless of the amount of gas we deliver to the processing facility or pipeline. Commitments related to gathering, processing and transportation agreements are not recorded in the accompanying condensed consolidated balance sheets.

The aggregate undiscounted commitments under our gathering, processing and transportation agreements are presented below:

March 31,
2012
(in thousands)
2012	$62,094
2013	62,048
2014	62,078
2015	60,383
2016	57,812
After 2016	183,383

Total	$487,798

The Company renewed the lease of the principal offices in Denver in September 2010, extending through March 2019. As of March 31, 2012, the aggregate undiscounted minimum future commitments are presented below:

March 31,
2012
(in thousands)
2012	$3,087
2013	3,289
2014	2,767
2015	2,472
2016	2,486
After 2016	5,059

Total	$19,160

Other Obligations. The Company has one take-or-pay carbon dioxide purchase agreement that expires in February 2013. The agreement imposes a minimum volume commitment to purchase CO2 at a contracted price. The contract provides CO2 used in fracture stimulation operations in the Company’s Uinta Basin operations. Should the Company not take delivery of the minimum volume required, the Company would be obligated to pay for the deficiency. As of March 31, 2012, the aggregate undiscounted minimum future commitment was approximately $10.0 million.

15. Guarantor Subsidiaries

In addition to the Amended Credit Facility, the 9.875% Senior Notes, the 7.625% Senior Notes, the 7.0% Senior Notes and the Convertible Notes, which are registered securities, are jointly and severally guaranteed on a full and unconditional basis by the Company’s 100% owned subsidiaries (“Guarantor Subsidiaries”). Presented below are the Company’s condensed consolidating unaudited balance sheets, statements of net income and comprehensive income and statements of cash flows, as required by Rule 3-10 of Regulation S-X of the Securities Exchange Act of 1934, as amended.

The following condensed unaudited consolidating financial statements have been prepared from the Company’s financial information on the same basis of accounting as the Unaudited Consolidated Financial Statements. Investments in the subsidiaries are accounted for under the equity method. Accordingly, the entries necessary to consolidate the Company and the Guarantor Subsidiaries are reflected in the intercompany eliminations column.

Condensed Consolidating Balance Sheets

	As of March 31, 2012
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Assets:
Current assets	$273,755	$2,196	$0	$275,951
Property and equipment, net	2,462,668	101,605	0	2,564,273
Intercompany receivable (payable)	135,394	(135,394)	0	0
Investment in subsidiaries	(46,955)	0	46,955	0
Noncurrent assets	44,408	0	0	44,408

Total assets	$2,869,270	$(31,593)	$46,955	$2,884,632

Liabilities and Stockholders’ Equity:
Current liabilities	$200,077	$979	$0	$201,056
Long-term debt	1,066,928	0	0	1,066,928
Deferred income taxes	290,488	11,343	0	301,831
Other noncurrent liabilities	70,636	3,040	0	73,676
Stockholders’ equity	1,241,141	(46,955)	46,955	1,241,141

Total liabilities and stockholders’ equity	$2,869,270	$(31,593)	$46,955	$2,884,632

	As of December 31, 2011
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Assets:
Current assets	$244,256	$2,087	$0	$246,343
Property and equipment, net	2,301,355	105,409	0	2,406,764
Intercompany receivable (payable)	139,692	(139,692)	0	0
Investment in subsidiaries	(47,384)	0	47,384	0
Noncurrent assets	34,823	0	0	34,823

Total assets	$2,672,742	$(32,196)	$47,384	$2,687,930

Liabilities and Stockholders’ Equity:
Current liabilities	$232,347	$851	$0	$233,198
Long-term debt	882,240	0	0	882,240
Deferred income taxes	270,446	11,343	0	281,789
Other noncurrent liabilities	68,871	2,994	0	71,865
Stockholders’ equity	1,218,838	(47,384)	47,384	1,218,838

Total liabilities and stockholders’ equity	$2,672,742	$(32,196)	$47,384	$2,687,930

Condensed Consolidating Statements of Net Income And Comprehensive Income (Loss)

	Three Months Ended March 31, 2012
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Operating and other revenues	$174,534	$4,642	$0	$179,176
Operating expenses	(123,070)	(4,213)	0	(127,283)
General and administrative	(18,440)	0	0	(18,440)
Interest income and other income (expense)	24,720	0	0	24,720

Income (loss) before income taxes and equity in earnings (loss) of subsidiaries	57,744	429	0	58,173
Provision for income taxes	(22,280)	0	0	(22,280)
Equity in earnings (loss) of subsidiaries	429	0	(429)	0

Net income (loss)	$35,893	$429	$(429)	$35,893

Other comprehensive income (loss)	(15,908)	0	0	(15,908)

Comprehensive income (loss)	$19,985	$429	$(429)	$19,985

	Three Months Ended March 31, 2011
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Operating and other revenues	$169,857	$2,578	$0	$172,435
Operating expenses	(104,679)	(3,550)	0	(108,229)
General and administrative	(17,696)	0	0	(17,696)
Interest and other income (expense)	(23,091)	0	0	(23,091)

Income (loss) before income taxes and equity in earnings (loss) of subsidiaries	24,391	(972)	0	23,419
Provision for income taxes	(8,204)	0	0	(8,204)
Equity in earnings (loss) of subsidiaries	(972)	0	972	0

Net income (loss)	$15,215	$(972)	$972	$15,215

Other comprehensive income (loss)	(23,313)	0	0	(23,313)

Comprehensive income (loss)	$(8,098)	$(972)	$972	$(8,098)

Condensed Consolidating Statements of Cash Flows

	Three Months Ended March 31, 2012
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities	$94,627	$2,173	$0	$96,800
Cash flows from investing activities:
Additions to oil and gas properties, including acquisitions	(226,087)	(4,072)	0	(230,159)
Additions to furniture, fixtures and other	(2,329)	0	0	(2,329)
Proceeds from sale of properties and other investing activities	(112)	0	0	(112)
Cash flows from financing activities:
Proceeds from debt	450,000	0	0	450,000
Principal payments on debt	(267,156)	0	0	(267,156)
Intercompany transfers	(1,899)	1,899	0	0
Other financing activities	(8,681)	0	0	(8,681)

Change in cash and cash equivalents	38,363	0	0	38,363
Beginning cash and cash equivalents	57,331	0	0	57,331

Ending cash and cash equivalents	$95,694	$0	$0	$95,694

	Three Months Ended March 31, 2011
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities	$86,701	$1,010	$0	$87,711
Cash flows from investing activities:
Additions to oil and gas properties, including acquisitions	(105,141)	(31)	0	(105,172)
Additions to furniture, fixtures and other	(371)	(349)	0	(720)
Proceeds from sale of properties and other investing activities	(344)	0	0	(344)
Cash flows from financing activities:
Proceeds from debt	0	0	0	0
Principal payments on debt	0	0	0	0
Intercompany transfers	630	(630)	0	0
Other financing activities	1,045	0	0	1,045

Change in cash and cash equivalents	(17,480)	0	0	(17,480)
Beginning cash and cash equivalents	58,690	0	0	58,690

Ending cash and cash equivalents	$41,210	$0	$0	$41,210

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the following risks and uncertainties:

•	volatility of market prices received for oil, natural gas and natural gas liquids (“NGLs”);

•	ability to receive drilling and other permits, regulatory approvals and required surface access and rights of way;

•	legislative or regulatory changes including initiatives related to drilling and completion techniques including hydraulic fracturing;

•	economic and competitive conditions;

•	debt and equity market conditions;

•	derivative and hedging activities;

•	exploration risks such as drilling unsuccessful wells;

•	the ability to obtain industry partners for our prospects on favorable terms to reduce our capital risks and accelerate our exploration activities;

•	costs and availability of third party facilities for gathering, processing, refining and transportation;

•	future processing volumes and pipeline throughput;

•	reductions in the borrowing base under our revolving bank credit facility (the “Amended Credit Facility”);

•	the potential for production decline rates from our wells to be greater than we expect;

•	ability to replace natural production declines with new drilling or recompletion activities;

•	changes in estimates of proved reserves;

•	potential failure to achieve expected production from existing and future exploration or development projects;

•	declines in the values of our oil and natural gas properties resulting in impairments;

•	capital expenditures and other contractual obligations;

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

•

other uncertainties, as well as those factors discussed below and in our Annual Report on Form 10-K for the year ended December 31, 2011 under the “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” sections and in Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q, all of which are difficult to predict.

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

Overview

Bill Barrett Corporation together with our wholly-owned subsidiaries (“the Company”, “we,” “our” or “us”) explores for and develops oil and natural gas in the Rocky Mountain region of the United States. We seek to build stockholder value through profitable growth in cashflow, reserves and production, which we expect will include investing in and profitably developing key existing development programs as well as growth through exploration and acquisitions. We seek high quality exploration and development projects with potential for providing long-term drilling inventories that generate high returns. Substantially all of our revenues are generated through the sale of oil and natural gas production and NGLs recovery at market prices and from the settlement of commodity hedges.

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

We operate in one industry segment, which is the exploration, development and production of crude oil and natural gas, and all of our operations are conducted in the United States. Consequently, we currently report a single reportable segment. See “Financial Statements” and the notes to our Unaudited Consolidated Financial Statements for financial information about this reportable segment.

Results of Operations

The following table sets forth selected operating data for the periods indicated:

Three Months Ended March 31, 2012 Compared with Three Months Ended March 31, 2011

	Three Months Ended March 31,		Increase (Decrease)
	2012	2011	Amount	Percent
	($ in thousands, except per unit data)
Operating Results:
Operating and Other Revenues
Oil and gas production	$177,042	$172,197	$4,845	3%
Other	2,134	238	1,896	797%
Operating Expenses
Lease operating expense	18,638	13,299	5,339	40%
Gathering, transportation and processing expense	27,352	19,336	8,016	41%
Production tax expense	6,207	8,566	(2,359)	(28)%
Exploration expense	439	1,351	(912)	(68)%
Impairment, dry hole costs and abandonment expense	564	283	281	99%
Depreciation, depletion and amortization	74,083	65,394	8,689	13%
General and administrative expense(1)	13,800	13,067	733	6%
Non-cash stock-based compensation expense(1)	4,640	4,629	11	0%

Total operating expenses	$145,723	$125,925	$19,798	16%
Production Data:
Natural gas (MMcf)	25,319	21,434	3,885	18%
Oil (MBbls)	481	297	184	62%
Combined volumes (MMcfe)	28,205	23,216	4,989	21%
Daily combined volumes (MMcfe/d)	310	258	52	20%
Average Realized Prices(3):
Natural gas (per Mcf)(2)	$5.46	$6.69	$(1.23)	(18)%
Oil (per Bbl)	88.42	78.44	9.98	13%
Combined (per Mcfe)	6.41	7.18	(0.77)	(11)%
Average Costs (per Mcfe):
Lease operating expense	$0.66	$0.57	$0.09	16%
Gathering, transportation and processing expense	0.97	0.83	0.14	17%
Production tax expense	0.22	0.37	(0.15)	(41)%
Depreciation, depletion and amortization	2.63	2.82	(0.19)	(7)%
General and administrative expense(4)	0.49	0.56	(0.07)	(13)%

(1)	Non-cash stock-based compensation expense is presented herein as a separate line item but is combined with general and administrative expense for a total of $18.4 million and $17.7 million for the three months ended March 31, 2012 and 2011, respectively, in the Unaudited Consolidated Statements of Net Income And Comprehensive Income (Loss). This separate presentation is a non-GAAP measure. Management believes the separate presentation of the non-cash component of general and administrative expense is useful because the cash portion provides a better understanding of our required cash for general and administrative expenses. We also believe that this disclosure allows for a more accurate comparison to our peers, which may have higher or lower expenses associated with stock-based grants.
(2)	Natural gas average prices include the effect of NGL related revenue.

(3)	Average realized prices shown in the table include the impact of all of our realized financial hedges in the form of commodity hedging transactions. Our average realized price calculation includes all cash settlements for commodity derivatives, whether or not they qualify for hedge accounting. As a result of our realized hedging transactions, earnings increased (decreased) related to oil settlements and natural gas settlements by the following amounts (in millions) for the periods indicated:

	Three Months Ended March 31,
	2012	2011
Oil settlements	$(0.7)	$(0.8)
Natural gas settlements	$30.0	$23.3

Before the effects of hedging, the average prices we received for oil and natural gas were as follows:

	Three Months Ended March 31,
	2012	2011
Oil (per Bbl)	$89.86	$81.18
Natural gas (per Mcf)	$4.28	$5.61

(4)	Excludes non-cash stock-based compensation expense as described in footnote (1) above. This presentation is a non-GAAP measure. Average costs per Mcfe for general and administrative expense, including non-cash stock-based compensation expense, as presented in the Unaudited Consolidated Statements of Net Income And Comprehensive Income (Loss), were $0.65 and $0.76 for the three months ended March 31, 2012 and 2011, respectively.

Production Revenues and Volumes. Production revenues increased to $177.0 million for the three months ended March 31, 2012 from $172.2 million for the three months ended March 31, 2011. This increase is due to a 21% increase in production volumes partially offset by a 15% decrease in oil and natural gas prices on a per Mcfe basis, including the effects of cash flow hedges. The net increase in production added approximately $31.3 million of production revenues, while the decrease in average prices decreased production revenues by approximately $26.5 million.

The three months ended March 31, 2011 included settlements of $27.9 million from financial hedging instruments that were designated as cash flow hedges and excluded those that did not qualify, or were not designated, as cash flow hedges such as basis only and NGL swaps. The settlements from hedging instruments that were not designated as cash flow hedges were included in the line item commodity derivative gain (loss) within other income in the Unaudited Consolidated Statements of Net Income And Comprehensive Income (Loss). See below for more information related to the commodity derivative gain (loss) line item. We discontinued hedge accounting as of January 1, 2012. All accumulated gains or losses related to the discontinued cash flow hedges were recorded in accumulated other comprehensive income (“AOCI”) as of January 1, 2012 and will remain in AOCI until the underlying transaction occurs. As the underlying transaction occurs, these gains or losses are reclassified from AOCI into oil and gas production revenues. The amount reclassified to oil and gas production revenues was a gain of $25.5 million for the three months ended March 31, 2012.

Total production volumes of 28.2 Bcfe for the three months ended March 31, 2012 increased from 23.2 Bcfe for the three months ended March 31, 2011 due to increased production in the Piceance Basin, Uinta Basin and DJ Basin. The increase in production was partially offset by decreases in production from the Wind River Basin and Coalbed Methane (“CBM”) area in the Powder River Basin. Additional information concerning production is in the following table:

	Three Months Ended March 31, 2012			Three Months Ended March 31, 2011			% Increase (Decrease)
	Oil	Natural Gas	Total	Oil	Natural Gas	Total	Oil	Natural Gas	Total
	(MBbls)	(MMcf)	(MMcfe)	(MBbls)	(MMcf)	(MMcfe)	(MBbls)	(MMcf)	(MMcfe)
Piceance Basin	138	11,428	12,256	140	11,131	11,971	(1)%	3%	2%
Uinta-West Tavaputs	15	9,014	9,104	7	5,271	5,313	114%	71%	71%
Uinta Oil Program	265	513	2,103	138	274	1,102	92%	87%	91%
DJ Basin	48	251	539	—	—	—	*nm	*nm	*nm
Powder River-CBM	—	3,009	3,009	—	3,341	3,341	0%	(10)%	(10)%
Powder River Deep	10	35	95	6	9	45	67%	289%	111%
Wind River Basin	3	1,062	1,080	4	1,356	1,380	(25)%	(22)%	(22)%
Other	2	7	19	2	52	64	0%	(87)%	(70)%

Total	481	25,319	28,205	297	21,434	23,216	62%	18%	21%

*	Not meaningful.

The production increase in the Piceance Basin was primarily the result of our initial sales from 128 new gross wells from April 1, 2011 to March 31, 2012. The production increase in the West Tavaputs area of the Uinta Basin resulted primarily from our development activities with initial sales from 90 new gross wells from April 1, 2011 to March 31, 2012. In addition, we had production growth in our Uinta Oil Program at Blacktail Ridge and Lake Canyon, where we had initial sales from 40 new gross wells from April 1, 2011 to March 31, 2012, as well as added production of 518 barrels of oil equivalent per day (Boe/d) for the three months ended March 31, 2012 from the acquisition of East Bluebell in June 2011. The production increase in the Powder River Basin was due to increased oil production in the Powder River Deep area due to initial sales on 17 new gross conventional wells from April 1, 2011 to March 31, 2012, offset by natural production declines in our natural gas producing coalbed methane fields with no significant drilling or recompletion activities to offset these declines. Further, the producing wells we acquired within the DJ Basin in August 2011, added to our production increases during the three months ended March 31, 2012. The production decrease in the Wind River Basin was due to natural production declines with no significant drilling or recompletion activities to offset these declines.

Hedging Activities. During the three months ended March 31, 2012, approximately 90% of our oil volumes, 65% of our natural gas volumes (excluding basis only swaps, which were equivalent to 7% of our natural gas volumes), and 31% of our NGL related volumes were subject to financial hedges, which resulted in a decrease in oil revenues of $0.7 million and an increase in natural gas revenues of $30.0 million after settlements for all commodity derivatives, including basis only and NGL swaps. During the three months ended March 31, 2011, approximately 63% of our oil volumes, 63% of our natural gas volumes (excluding basis only swaps, which were equivalent to 8% of our natural gas volumes), and 46% of our NGL related volumes were subject to financial hedges, which resulted in a decrease in oil revenues of $0.8 million and an increase in gas revenues of $23.3 million after settlements for all commodity derivatives, including basis only and NGL swaps. We may not always be able to generate increases in revenue due to the expiration of hedges entered into at higher prices, and our ability to enter into new hedges at those prices has decreased as natural gas prices have fallen since entering into those hedges.

Other Operating Revenues. Other operating revenues increased to $2.1 million for the three months ended March 31, 2012 from $0.2 million for the three months ended March 31, 2011. Other operating revenues for the three months ended March 31, 2012 primarily consisted of $0.7 million of income from gathering, compression and salt-water disposal fees received from third parties and $1.4 million from the sale of seismic data. Other operating revenues for the three months ended March 31, 2011 consisted of $0.5 million of income from gathering, compression and salt-water disposal fees received from third parties offset by $0.3 million in net losses realized from the sale and exchange of properties.

Lease Operating Expense. Lease operating expense increased to $0.66 per Mcfe for the three months ended March 31, 2012 from $0.57 per Mcfe for the three months ended March 31, 2011. The increase in lease operating expense is primarily related to acquisitions of oil producing properties in the Uinta and DJ Basins during 2011, with inherently higher lifting costs per Mcfe for oil properties compared to gas properties. In addition, the above lease operating expense rates include approximately $0.03 per Mcfe of compressor overhaul expenses for the period ended March 31, 2012 and approximately $0.09 per Mcfe of workover expenses for both the periods ended March 31, 2012 and 2011, respectively.

Gathering, Transportation and Processing Expense. Gathering, transportation and processing expense increased to $0.97 per Mcfe for the three months ended March 31, 2012 from $0.83 per Mcfe for the three months ended March 31, 2011. Increased production from the West Tavaputs field within the Uinta Basin has led to an increase in volumes gathered, transported and processed under higher cost agreements, which resulted in higher costs on a per unit basis. As a result, gathering, transportation and processing expense increased approximately $0.14 per Mcfe for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. The increase in transportation costs related to West Tavaputs was primarily the result of firm transportation agreements that became effective in late July 2011 for the Ruby Pipeline and Wyoming Interstate Company. In addition, we decreased drilling activity in the West Tavaputs area of the Uinta Basin. As a result we were unable to meet a portion of our minimum volume commitments relating to our firm processing agreements and incurred a one-time charge of approximately $2.5 million in March 2012. The increases above were offset by higher oil production with lower transportation costs on a per Mcfe basis.

We have entered into long-term firm transportation contracts for a portion of our production to guarantee capacity on major pipelines and reduce the risk and impact related to possible production curtailments that may arise due to limited pipeline capacity. The majority of our long-term firm transportation agreements are for gas production in the Piceance and Uinta Basins where we expect to allocate a portion of our capital expenditure programs in future years. In addition, we have entered into long-term firm processing contracts on a portion of our production in the Piceance and Uinta Basins. Included in gathering, transportation and processing expense are $0.39 and $0.29 per Mcfe of firm transportation and gathering expense and $0.06 and $0.04 per Mcfe of firm processing expense from long-term contracts for the three months ended March 31, 2012 and 2011, respectively. The increase in firm transportation and gathering expense to $0.39 per Mcfe for the three months ended March 31, 2012 compared with $0.29 per Mcfe for the three months ended March 31, 2011 was the result of additional long-term contracts executed with various pipelines for our natural gas production in the Piceance and Uinta Basins as mentioned above.

Production Tax Expense. Total production taxes decreased to $6.2 million for the three months ended March 31, 2012 from $8.6 million for the three months ended March 31, 2011. Production taxes are primarily based on the wellhead values of production, which exclude gains and losses associated with hedging activities. Production tax expense for the three months ended March 31, 2012 included a reduction of $2.1 million related to the annual true-up of Colorado and Wyoming ad valorem taxes based on actual assessments. Production tax expense for the three months ended March 31, 2011 included a one-time reduction of $0.8 million related to the 2010 Utah and Colorado annual severance tax calculations. Production taxes as a percentage of oil and natural gas sales before hedging adjustments was 4.1% for the three months ended March 31, 2012, which included a reduction of 1.4% related to the nonrecurring items associated with the Colorado and Wyoming ad valorem taxes. Production taxes as a percentage of oil and natural gas sales before hedging adjustments was 5.9% for the three months ended March 31, 2011, which included a reduction of 0.5% related to the nonrecurring item associated with the Utah and Colorado annual severance tax calculations.

Production tax rates vary across the different areas in which we operate. As the proportion of our production changes from area to area, our average production tax rate will vary depending on the quantities produced from each area and the production tax rates in effect for those areas. The decrease in the overall production tax rate, excluding the nonrecurring items associated with the Wyoming, Utah and Colorado severance taxes, is consistent with our production decrease in states with higher production tax rates.

Exploration Expense. Exploration expense decreased to $0.4 million for the three months ended March 31, 2012 from $1.4 million for the three months ended March 31, 2011. Exploration expense for the three months ended March 31, 2012 consisted of $0.2 million of geological and geophysical seismic programs and $0.2 million for delay rentals across all basins. Exploration expense for the three months ended March 31, 2011 consisted of $1.3 million of geological and geophysical seismic programs and $0.1 million for delay rentals across all basins.

Impairment, Dry Hole Costs and Abandonment Expense. Our impairment, dry hole costs and abandonment expense increased to $0.6 million for the three months ended March 31, 2012 from $0.3 million for the three months ended March 31, 2011. For the three months ended March 31, 2012, abandonment expense associated with exploratory drilling locations was $0.2 million, expired leasehold costs were $0.2 million and dry hole costs were $0.2 million. For the three months ended March 31, 2011, expired leasehold costs were $0.3 million. For the three months ended March 31, 2012 and 2011, we did not incur any impairment charges related to the net carrying value of our oil and gas properties.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization, (“DD&A”) increased to $74.1 million for the three months ended March 31, 2012 compared to $65.4 million for the three months ended March 31, 2011. The increase of $8.7 million was a result of a 21% increase in production for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 offset by a decrease in the DD&A rate. The increase in production accounted for $14.1 million of additional DD&A expense, while the overall decrease in the DD&A rate accounted for a $5.4 million decrease in DD&A expense. For the three months ended March 31, 2012 and 2011, the weighted average DD&A rates were $2.63 per Mcfe and $2.82 per Mcfe, respectively.

General and Administrative Expense. General and administrative expense, excluding non-cash stock-based compensation, increased to $13.8 million in the three months ended March 31, 2012 from $13.1 million in the three months ended March 31, 2011. General and administrative expense, excluding non-cash stock-based compensation, is a non-GAAP measure. See Note 1 to the table on page 30 for a reconciliation and explanation. This increase was primarily due to an increase in employee compensation and benefit programs for the three months ended March 31, 2012. On a per Mcfe basis, general and administrative expense, excluding non-cash stock-based compensation, decreased to $0.49 per Mcfe for the three months ended March 31, 2012 from $0.56 per Mcfe for the three months ended March 31, 2011, largely due to the 21% increase in production in the three months ended March 31, 2012.

Non-cash charges for stock-based compensation for the three months ended March 31, 2012 and the three months ended March 31, 2011 were $4.6 million. Non-cash stock-based compensation expense for each of the three months ended March 31, 2012 and 2011 related primarily to vesting of our stock option awards and nonvested shares of common stock issued to employees.

The components of non-cash stock-based compensation for the three months ended March 31, 2012 and 2011 are shown in the following table:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Stock options and nonvested equity shares of common stock	$4,253	$4,242
Shares issued for 401(k) plan	311	276
Shares issued for directors’ fees	76	111

Total	$4,640	$4,629

Interest Expense. Interest expense increased to $21.6 million for the three months ended March 31, 2012 from $12.0 million for the three months ended March 31, 2011. The increase for the three months ended March 31, 2012 was primarily due to the issuance of the 7.625% Senior Notes in September 2011 and the issuance of the 7.0% Senior Notes in March 2012. Our weighted average interest rate for the three months ended March 31, 2012, including interest and amortization of discounts and deferred financing fees on our Amended Credit Facility, Convertible Notes, 9.875% Senior Notes, 7.625% Senior Notes and 7.0% Senior Notes was 9.1% compared to 12.3% for the three months ended March 31, 2011. Interest cost is capitalized as a component of oil and gas property cost for significant exploration and development projects that require greater than six months to be readied for their intended use. We capitalized interest costs of $0.1 million and $0.4 million for the three months ended March 31, 2012 and 2011, respectively.

Commodity Derivative Gain (Loss). For the three months ended March 31, 2011, the commodity derivative gain (loss) line item on the Unaudited Consolidated Statements of Net Income And Comprehensive Income (Loss) was comprised of ineffectiveness on cash flow hedges and realized and unrealized gains and losses on hedges that did not qualify for cash flow hedge accounting or were not designated as cash flow hedges. Ineffectiveness on cash flow hedges relates to slight differences between the contracted location and the actual delivery location. Unrealized gains and losses include the change in the fair value of the derivative instruments that do not qualify for cash flow hedge accounting, which includes our basis only swaps and NGL swaps. As those instruments settle, their settlement will be presented as realized gains and losses within this same line item.

We discontinued hedge accounting as of January 1, 2012. Therefore, the commodity derivative gain (loss) line item on the Unaudited Consolidated Statements of Net Income And Comprehensive Income (Loss) was comprised of changes in the derivative’s fair value for all discontinued cash flow hedges. All accumulated gains or losses related to the de-designated cash flow hedges were recorded in AOCI as of January 1, 2012 and will remain in AOCI until the underlying transaction occurs. As a result of discontinuing hedge accounting on January 1, 2012, the mark-to-market value of all commodity hedge instruments within AOCI at December 31, 2011 were frozen in AOCI as of the de-designation date and will be reclassified into earnings in future periods as the original hedged transactions affect earnings. As such, subsequent to January 1, 2012, we have recognized unrealized gains and losses from prospective changes in commodity derivative fair values immediately in the Unaudited Consolidated Statements of Net Income And Comprehensive Income (Loss) rather than deferring any such amounts in accumulated other comprehensive income. For the three months ended March 31, 2012, the commodity derivative gain (loss) line item on the Unaudited Consolidated Statements of Net Income And Comprehensive Income (Loss) also includes realized and unrealized gains and losses on hedges that do not qualify for cash flow hedge accounting or were not designated as cash flow hedges, which includes our basis only swaps and NGL swaps. As those instruments settle, their settlement will be presented as realized gains and losses within this same line item. This change in reporting had no impact on our reported cash flows, although future results of operations will be affected by unrealized gains and losses, which fluctuate with volatile oil and gas prices.

Commodity derivative gain (loss) increased to a gain of $44.7 million for the three months ended March 31, 2012 from a loss of $11.1 million for the three months ended March 31, 2011 primarily due to the increase in unrealized gains compared to losses as of March 31, 2011 resulting from the change in fair value of our oil and gas swaps as of March 31, 2012.

The table below summarizes the realized and unrealized gains and losses we recognized in commodity derivative gain (loss) for the periods indicated:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Realized gain (loss) on derivatives not designated as cash flow hedges	$3,803	$(5,404)
Unrealized ineffectiveness gain recognized on derivatives designated as cash flow hedges	0	163
Unrealized gain (loss) on derivatives not designated as cash flow hedges	40,944	(5,871)

Total commodity derivative gain (loss)	$44,747	$(11,112)

Income Tax Expense. Income tax expense totaled $22.3 million for the three months ended March 31, 2012 compared with $8.2 million for the three months ended March 31, 2011, resulting in effective tax rates of 38.3% and 35.0%, respectively. The effective tax rate change was primarily the result of an increase in projected hedging gains relative to our total revenue, resulting in an increase in income apportioned to higher tax rate jurisdictions. The effect of this rate change on our prior year net deferred tax liability was included in income tax expense for the three months ended March 31, 2012. The effective tax rate will vary from period to period due to changes in the composition of income between state tax jurisdictions resulting from our activity. For both the 2012 and 2011 periods, our effective tax rate differs from the federal statutory rate primarily because we recorded stock-based compensation expense and other operating expenses that are not deductible for income tax purposes as well as the effect of state income taxes.

Capital Resources and Liquidity

Our primary sources of liquidity since our formation in January 2002 have been net cash provided by operating activities, sales and other issuances of equity and debt securities, including our Convertible Notes and senior notes, bank credit facilities, proceeds from joint exploration agreements and sales of interests in properties. Our primary use of capital has been for the exploration, development and acquisition of oil and natural gas properties. As we pursue profitable reserves and production growth, we continually monitor the capital resources, including issuance of equity and debt securities, available to us to meet our future financial obligations, planned capital expenditure activities and liquidity. Our future success in growing proved reserves and production will be highly dependent on capital resources available to us and our success in finding or acquiring additional reserves. The credit market dislocation that has existed over the past several years has improved; however, the costs to raise future debt and equity capital may be higher than previous issuances and such dislocations may recur. We believe that we have significant liquidity available to us from cash flows from operations and under our Amended Credit Facility for our planned uses of capital. In addition, our hedge positions currently provide relative certainty on a portion of our cash flows from operations through 2013 even with the general decline in the price of natural gas. We actively review acquisition opportunities on an ongoing basis. If we were to make significant additional acquisitions for cash, we may need to obtain additional equity or debt financing, which may be at a higher cost than previous issuances. Our previously filed shelf registration statement expired on April 24, 2012. Following the filing of this form 10-Q, we intend to file with the SEC a new universal shelf registration statement that we may use for future securities offerings.

At March 31, 2012, we had cash and cash equivalents of $95.7 million and a zero balance outstanding under our Amended Credit Facility. On October 18, 2011, we further amended our Amended Credit Facility, to extend the maturity date to October 31, 2016, increase commitments to $900.0 million from 17 lenders and increase the borrowing base to $1.1 billion based upon June 30, 2011 reserves and hedge positions. The amendment also decreased the interest margin to LIBOR plus applicable margins of 1.5% to 2.5% or ABR plus 0.5% to 1.5% and reduced the commitment fee to a range of 0.375% to 0.5% based on borrowing base utilization. The borrowing base on the Amended Credit Facility decreased to $1.043 billion after giving effect to an adjustment downward by 25% of the value of the recently issued 7.0% Senior Notes, net of the Convertible Notes redemption, or a decrease of $56.9 million. Our borrowing capacity was reduced by $26.0 million to $874.0 million due to an outstanding irrevocable letter of credit related to a firm transportation agreement.

Cash Flow from Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2012 and 2011 was $96.8 million and $87.7 million, respectively. Cash provided by operating activities increased primarily due to higher production volumes and revenues, which were slightly offset by higher cash operating expenses including lease operating expense and gathering, and transportation and processing expense.

Commodity Hedging Activities

Our operating cash flow is sensitive to many variables, the most significant of which is the volatility of prices for oil, natural gas and NGLs. Prices for these commodities are determined primarily by prevailing market conditions. National and worldwide economic activity and political stability, weather, infrastructure capacity to reach markets, supply levels and other variable factors influence market conditions for these products. These factors are beyond our control and are difficult to predict.

To mitigate some of the potential negative impact on cash flow caused by changes in oil, natural gas and NGL prices, we have entered into financial commodity swap and cashless collar contracts (purchased put options and written call options) to receive fixed prices for a portion of our production revenue. The cashless collars are used to establish floor and ceiling prices on anticipated future oil and natural gas production revenue. We typically hedge a fixed price for natural gas at our sales points (NYMEX less basis) to mitigate the risk of differentials to the NYMEX Henry Hub Index. In addition to the swaps and collars, we also have entered into basis only swaps. With a basis only swap, we have hedged the difference between the NYMEX price and the price received for our natural gas production at the specific delivery location. At March 31, 2012, we had in place crude oil financial collars and swaps covering portions of our 2012, 2013 and 2014 production, natural gas swaps covering portions of our 2012, 2013 and 2014 production revenue, basis only swaps covering portions of our 2012 production, and NGL swaps covering portions of our 2012 and 2013 production.

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

All derivative instruments, other than those that meet the normal purchase and normal sales exception as mentioned above, are recorded at fair market value and are included in the Unaudited Consolidated Balance Sheets as assets or liabilities. All fair values are adjusted for non-performance risk. Before discontinuing hedge accounting as of January 1, 2012, derivative instruments that qualified and were designated as cash flow hedges, changes in fair value, to the extent the hedges are effective, were recognized in AOCI until the forecasted transaction occurs. The ineffective portion of hedge derivatives was reported in commodity derivative gain (loss) in the Unaudited Consolidated Statements of Net Income And Comprehensive Income (Loss). Realized gains and losses on cash flow hedges were transferred from AOCI and recognized in earnings and included within oil and gas production revenues in the Unaudited Consolidated Statements of Net Income And Comprehensive Income (Loss) as the associated production occurred.

Subsequent to January 1, 2012, all changes in the derivative’s fair value are recorded in earnings, and all accumulated gains or losses, based on the effective portion of the derivative at that date, recorded in AOCI will remain in AOCI and are reclassified to earnings when the underlying transaction occurs. Some of our derivatives do not qualify for hedge accounting or are not designated as cash flow hedges but are, to a degree, an economic offset to our commodity price exposure. If a derivative instrument does not qualify as a cash flow hedge or is not designated as a cash flow hedge, the change in the fair value of the derivative is recognized in commodity derivative gain (loss) in the Unaudited Consolidated Statements of Net Income And Comprehensive Income (Loss). These mark-to-market adjustments produce a degree of earnings volatility but have no cash flow impact relative to changes in market prices. Our cash flow is only impacted when the associated derivative instrument contract is settled by making a payment to or receiving a payment from the counterparty. Realized gains and losses of derivative instruments that do not qualify as cash flow hedges are recognized in commodity derivative gain (loss) in the Unaudited Consolidated Statements of Net Income And Comprehensive Income (Loss) and are reflected in cash flows from operations on the Unaudited Consolidated Statements of Cash Flows.

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

At March 31, 2012, the estimated fair value of all of our commodity derivative instruments was a net asset of $98.8 million, comprised of current and noncurrent assets and liabilities. We will reclassify the appropriate cash flow hedge amounts from AOCI, related to hedges designated as cash flow hedges prior to January 1, 2012, to gains and losses included in oil and natural gas production operating revenues as the hedged production quantities are produced.

The table below summarizes the realized and unrealized gains and losses that we recognized related to our oil and natural gas derivative instruments for the periods indicated:

	Three Months Ended March 31,
	2012	2011
Realized gain on derivatives designated as cash flow hedges(1)	$25,465	$27,922

Realized gain (loss) on derivatives not designated as cash flow hedges(2)	$3,803	$(5,404)
Unrealized ineffectiveness gain recognized on derivatives designated as cash flow hedges(2)	0	163
Unrealized gain (loss) on derivatives not designated as cash flow hedges(2)	40,944	(5,871)

Total commodity derivative gain (loss)	$44,747	$(11,112)

(1)	Included in “Oil and gas production” revenues in the Unaudited Consolidated Statements of Net Income And Comprehensive Income (Loss).
(2)	Included in “Commodity derivative gain (loss)” in the Unaudited Consolidated Statements of Net Income And Comprehensive Income (Loss).

The following table summarizes all of our hedges in place as of March 31, 2012:

Contract	Total Hedged Volumes	Quantity Type	Weighted Average Floor Price	Weighted Average Ceiling Price	Weighted Average Fixed Price	Basis Differential	Index Price(1)	Fair Market Value (in thousands)
Cashless Collars:
2012
Oil	110,000	Bbls	$92.50	$131.30	N/A	N/A	WTI	$24
Swap Contracts:
2012
Natural gas	12,912,500	MMBtu	N/A	N/A	$4.67	N/A	CIG	$32,049
Natural gas	37,885,000	MMBtu	N/A	N/A	$3.89	N/A	NWPL	$58,642
Natural gas liquids(3)	23,625,000	Gallons	N/A	N/A	$1.67	N/A	Mt. Belvieu	$(346)
Oil	1,347,500	Bbls	N/A	N/A	$101.72	N/A	WTI	$(3,776)
2013
Natural gas	1,825,000	MMBtu	N/A	N/A	$5.01	N/A	CIG	$3,188
Natural gas	46,630,000	MMBtu	N/A	N/A	$3.63	N/A	NWPL	$15,973
Natural gas liquids(3)	9,000,000	MMBtu	N/A	N/A	$1.78	N/A	NWPL	$(397)
Oil	1,314,000	Bbls	N/A	N/A	$101.98	N/A	WTI	$(2,074)
2014
Natural gas	9,125,000	MMbtu	N/A	N/A	$3.77	N/A	NWPL	$(133)
Oil	438,000	Bbls	N/A	N/A	$101.54	N/A	WTI	$1,115
Basis Only Swap Contracts(2):
2012
Natural gas	2,750,000	MMBtu	N/A	N/A	N/A	$(1.24)	NWPL	$(2,928)
Natural gas	2,750,000	MMBtu	N/A	N/A	N/A	$(1.20)	CIG	$(2,585)

Total								$98,752

The following table includes all hedges entered into subsequent to March 31, 2012 through April 20, 2012:

Contract	Total Hedged Volumes	Quantity Type	Weighted Average Floor Price	Weighted Average Ceiling Price	Weighted Average Fixed Price	Basis Differential	Index Price(1)
Cashless Collars:
2012
Oil	110,000	Bbls	$92.50	$131.30	N/A	N/A	WTI
Swap Contracts:
2012
Natural gas	12,912,500	MMBtu	N/A	N/A	$4.67	N/A	CIG
Natural gas	37,885,000	MMBtu	N/A	N/A	$3.89	N/A	NWPL
Natural gas liquids(3)	25,125,000	Gallons	N/A	N/A	$1.69	N/A	Mt. Belvieu
Oil	1,347,500	Bbls	N/A	N/A	$101.72	N/A	WTI
2013
Natural gas	1,825,000	MMBtu	N/A	N/A	$5.01	N/A	CIG
Natural gas	46,630,000	MMBtu	N/A	N/A	$3.63	N/A	NWPL
Natural gas liquids(3)	9,000,000	MMBtu	N/A	N/A	$1.78	N/A	NWPL
Oil	1,314,000	Bbls	N/A	N/A	$101.98	N/A	WTI
2014
Natural gas	9,125,000	MMbtu	N/A	N/A	$3.77	N/A	NWPL
Oil	438,000	Bbls	N/A	N/A	$101.54	N/A	WTI
Basis Only Swap Contracts(2):
2012
Natural gas	2,750,000	MMBtu	N/A	N/A	N/A	$(1.24)	NWPL
Natural gas	2,750,000	MMBtu	N/A	N/A	N/A	$(1.20)	CIG

(1)	CIG refers to Colorado Interstate Gas Rocky Mountains and NWPL refers to Northwest Pipeline Corporation price as quoted in Platt’s Inside FERC on the first business day of each month. Mt. Belvieu refers to the average daily price as quoted by Oil Price Information Service (“OPIS”) for Mont Belvieu spot gas liquid prices. WTI refers to West Texas Intermediate price as quoted on the New York Mercantile Exchange.
(2)	Represents a swap of the basis between the NYMEX price and the spot price of the index listed under Index Price above.
(3)	Weighted average fixed price includes propane, normal butane, isobutane and natural gasoline hedges.

By removing the price volatility from a portion of our oil, natural gas and NGL related revenue for 2012, 2013 and 2014, we have mitigated, but not eliminated, the potential effects of changing prices on our operating cash flow for those periods. While mitigating negative effects of falling commodity prices, these derivative contracts also limit the benefits we would receive from increases in commodity prices.

Effective January 1, 2012, we elected to discontinue hedge accounting prospectively. Consequently, as of January 1, 2012, we no longer designate any hedges as cash flow hedges and we de-designated all commodity hedge instruments that were previously designated as cash flow hedges. The election to de-designate our commodity hedges did not impact our reported cash flows, did not affect the economic substance of these transactions and changes only how these transactions are accounted for in our Unaudited Consolidated Financial Statements.

By using derivative instruments that are not traded or settled on an exchange to hedge exposures to changes in commodity prices, we expose ourselves to the credit risk of our counterparties. Credit risk is the potential failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty is expected to owe us, which creates credit risk. Derivative financial instruments that hedge the price of oil and gas are generally executed with major financial or commodities trading institutions that expose us to market and credit risks and may, at times, be concentrated with certain counterparties or groups of counterparties. It is our policy to enter into derivative contracts with counterparties that are lenders under our Amended Credit Facility, affiliates of lenders in our Amended Credit Facility or potential lenders in our Amended Credit Facility. Two counterparties that were lenders in the Amended Credit Facility withdrew from the facility when we amended the facility in October 2011. We will continue to monitor the creditworthiness of these two counterparties during the remaining duration of the derivatives that were entered into while they were lenders in the Amended Credit Facility. Furthermore, where the counterparty is a lender, in the event of an insolvency of such counterparty our hedging agreements and applicable law permit us to set-off amounts we owe under the Amended Credit Facility against amounts owed to us by such counterparty under such hedging agreements. Where the counterparty is not a lender (rather an affiliate of a lender) and the counterparty’s obligations are not guaranteed by a lender, such set off may not be enforceable by a bankruptcy court even where the relevant agreement provides for it.

Capital Expenditures

Our capital expenditures are summarized in the following tables for the periods indicated:

	Three Months Ended March 31,
Basin/Area	2012	2011
	(in millions)
Piceance	$69.1	$45.7
Uinta—West Tavaputs	47.6	46.2
Uinta Oil Program	77.0	19.6
DJ	27.6	2.0
Powder River—CBM	0.1	3.1
Powder River Deep	7.5	5.6
Wind River	0.1	0.9
Paradox	3.0	0.5
Other	3.0	1.2

Total	$235.0	$124.8

	Three Months Ended March 31,
	2012	2011
	(in millions)
Acquisitions of proved and unproved properties and other real estate	$32.5	$4.4
Drilling, development, exploration and exploitation of oil and natural gas Properties(1)	199.8	118.0
Geologic and geophysical costs	0.4	1.4
Furniture, fixtures and equipment	2.3	1.0

Total	$235.0	$124.8

(1)	Includes related gathering and facilities costs.

Our current estimate for a capital expenditure budget in 2012 is $800.0 million to $900.0 million for exploratory and development programs including facilities costs and excluding acquisitions. Capital expenditures may be adjusted throughout the year as business conditions and operating results warrant. If we are successful in exploration activities or overcoming legal and regulatory hurdles, we may consider increasing our capital budget. We believe that we have sufficient available liquidity through 2012 with the Amended Credit Facility, our hedge positions and cash flow from operations to fund our budgeted capital expenditures. Future cash flows are subject to a number of variables, including our level of oil and natural gas production, commodity prices and operating costs. There can be no assurance that operations and other capital resources will provide sufficient amounts of cash flow to maintain planned levels of capital expenditures.

The amount, timing and allocation of capital expenditures is generally discretionary and within our control. If oil and natural gas prices decline to levels below our acceptable levels or costs increase to levels above our acceptable levels, we could choose to defer a portion of our budgeted capital expenditures until later periods to achieve the desired balance between sources and uses of liquidity generally by prioritizing capital projects to first focus on those that we believe will have the highest expected financial returns and ability to generate near-term cash flow. A substantial or extended decline in oil or natural gas prices may result in impairments of our proved oil and gas properties and may materially and adversely affect our future business, financial condition, results of operations, liquidity or ability to finance planned capital expenditures. To the extent commodity prices received from production are insufficient to fund planned capital expenditures, we will be required to reduce spending or to fund that shortfall through borrowings under our Amended Credit Facility or from sales of properties or debt or equity financings, which may not be on advantageous terms in low commodity price environments. We routinely monitor and adjust our capital expenditures, including acquisitions and divestitures, in response to changes in prices, availability of financing, drilling and acquisition costs, industry conditions, the timing of regulatory approvals, the availability of rigs, success or lack of success in drilling activities, contractual obligations, internally generated cash flow and other factors both within and outside of our control.

Financing Activities

Amended Credit Facility

The Amended Credit Facility matures on October 31, 2016, has commitments of $900.0 million and a borrowing base of $1.1 billion based upon June 30, 2011 reserves and hedge positions. The interest margin is LIBOR plus applicable margins of 1.5% to 2.5% or ABR plus 0.5% to 1.5% and the commitment fee ranges from 0.375% to 0.5% based on borrowing base utilization. The average annual interest rates incurred on the Amended Credit Facility were 1.8% for the three months ended March 31, 2012. As of March 31, 2012, the Company did not have a balance outstanding under the Amended Credit Facility.

The borrowing base is required to be re-determined twice per year. The borrowing base was reaffirmed in the October 18, 2011 amendment which increased the borrowing base to $1.1 billion with commitments of $900.0 million based on June 30, 2011 reserves and hedge positions. The borrowing base on the Company’s credit facility decreased to $1.043 billion after giving effect to an adjustment downward by 25% of the principal of the recently issued 7.0% Senior Notes, net of the principal of the expected Convertible Notes redemption. On May 1, 2012, the lenders affirmed the borrowing base at $900.0 million based on year end 2011 proved reserves, hedge position and senior debt outstanding. Future borrowing bases will be computed based on proved oil and natural gas reserves, hedge positions and estimated future cash flows from those reserves, as well as any other outstanding debt of the Company. The Amended Credit Facility is secured by oil and natural gas properties representing at least 80% of the value of the Company’s proved reserves and the pledge of all of the stock of the Company’s subsidiaries. The Amended Credit Facility also contains certain financial covenants. The Company is currently in compliance with all financial covenants and has complied with all financial covenants for all prior periods. As credit support for future payment under a contractual obligation, a $26.0 million letter of credit was issued under the Amended Credit Facility, effective May 4, 2010, which reduces the current borrowing capacity of the Amended Credit Facility by $26.0 million to $874.0 million.

9.875% Senior Notes Due 2016

The 9.875% Senior Notes have an aggregate principal amount of $250.0 million, are senior unsecured obligations of the Company and rank equal in right of payment with all of the Company’s other existing and future senior unsecured indebtedness. The 9.875% Senior Notes will mature on July 15, 2016. Interest is payable in arrears semi-annually on January 15 and July 15 each year. The 9.875% Senior Notes are fully and unconditionally guaranteed by the Company’s subsidiaries. The 9.875% Senior Notes include certain covenants that limit the Company’s ability to incur additional indebtedness, pay dividends, make restricted payments, create liens and sell assets. The Company is currently in compliance with all financial covenants and has complied with all financial covenants for all prior periods.

5% Convertible Senior Notes Due 2028

On March 12, 2008, the Company issued $172.5 million aggregate principal amount of Convertible Notes. As of January 1, 2009 with the adoption of new authoritative accounting guidance under FASB ASC subtopic 470-20, Debt with Conversion Options, the Company recorded a debt discount of $23.1 million, which represented the fair value of the equity conversion feature as of the date of the issuance of the Convertible Notes. The value of the equity conversion feature was also recorded as APIC, net of $8.6 million of deferred taxes. On March 20, 2012, $147.2 million of the outstanding principal amount, or approximately 85% of the outstanding Convertible Notes, were put to the Company and redeemed by the Company at par. The Company settled the notes in cash and recognized a gain on extinguishment of $1.6 million after completing a fair value analysis of the cash consideration transferred to holders of the Convertible Notes compared to the fair value of the Convertible Notes that were redeemed. After the redemption, $25.3 million aggregate principal amount of the Convertible Notes was outstanding. The Convertible Notes mature on March 15, 2028, unless earlier converted, redeemed or purchased by the Company. The Convertible Notes are senior unsecured obligations and rank equal in right of payment to all of the Company’s existing and future senior unsecured indebtedness, are senior in right of payment to all of the Company’s future subordinated indebtedness, and are effectively subordinated to all of the Company’s secured indebtedness with respect to the collateral securing such indebtedness. The Convertible Notes are structurally subordinated to all present and future secured and unsecured debt and other obligations of the Company’s subsidiaries. The Convertible Notes are fully and unconditionally guaranteed by the subsidiaries that guarantee the Company’s indebtedness under the Amended Credit Facility, the 9.875% Senior Notes, the 7.625% Senior Notes and the 7.0% Senior Notes.

The Convertible Notes bear interest at a rate of 5% per annum, payable semi-annually in arrears on March 15 and September 15 of each year. Holders of the remaining Convertible Notes may require the Company to purchase all or a portion of their Convertible Notes for cash on each of March 20, 2015, March 20, 2018 and March 20, 2023 at a purchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest, if any, up to but excluding the applicable purchase date.

For the remainder of the Convertible Notes outstanding, the conversion price is approximately $66.33 per share of the Company’s common stock, equal to the applicable conversion rate of 15.0761 shares of common stock, subject to adjustment, for each $1,000 of the principal amount of the Convertible Notes. Upon conversion of the Convertible Notes, holders will receive, at the Company’s election, cash, shares of common stock or a combination of cash and shares of common stock. If the conversion value exceeds $1,000, the Company will also deliver, at its election, cash, shares of common stock or a combination of cash and shares of common stock with respect to the remaining value deliverable upon conversion. The Company has the right with at least 30 days’ notice to call the Convertible Notes and the holders have the right to require the Company to purchase the notes on March 20, 2015.

7.625% Senior Notes Due 2019

The 7.625% Senior Notes have an aggregate principal amount of $400.0 million and are senior unsecured obligations of the Company and rank equal in right of payment with all of the Company’s other existing and future senior unsecured indebtedness. The 7.625% Senior Notes will mature on October 1, 2019. Interest is payable in arrears semi-annually on April 1 and October 1 of each year. The 7.625% Senior Notes are fully and unconditionally guaranteed by the Company’s subsidiaries. The 7.625% Senior Notes include certain covenants that limit the Company’s ability to incur additional indebtedness, pay dividends, make restricted payments, create liens and sell assets. The Company is currently in compliance with all financial covenants and has complied with all financial covenants for all prior periods.

7.0% Senior Notes Due 2022

On March 12, 2012, the Company issued $400.0 million in aggregate principal amount of 7.0% Senior Notes due 2022 at par. The 7.0% Senior Notes will mature on October 15, 2022. Interest is payable in arrears semi-annually on April 15 and October 15 of each year beginning October 15, 2012. The Company received net proceeds of $392.0 million (net of related offering costs), which were used to repay the outstanding balance under the Amended Credit Facility, settle the Convertible Notes that were redeemed by the Company and general corporate purposes. The 7.0% Senior Notes are senior unsecured obligations and rank equal in right of payment with all of the Company’s other existing and future senior unsecured indebtedness. The 7.0% Senior Notes are fully and unconditionally guaranteed by the subsidiaries that guarantee the Company’s indebtedness under the Amended Credit Facility, the Convertible Notes, the 9.875% Senior Notes and the 7.625% Senior Notes. The 7.0% Senior Notes include certain covenants that limit the Company’s ability to incur additional indebtedness, pay dividends, make restricted payments, create liens and sell assets. The Company is currently in compliance with all financial covenants and has complied with all financial covenants since issuance.

The Company’s outstanding debt is summarized below (in thousands):

		As of March 31, 2012				As of December 31, 2011
	Maturity Date	Principal		Unamortized Discount	Carrying Amount	Principal	Unamortized Discount	Carrying Amount
Credit Facility (1)	October 31, 2016	$0		$0	$0	$70,000	$0	$70,000
9.875% Senior Notes (2)	July 15, 2016	250,000		(8,416)	241,584	250,000	(8,802)	241,198
Convertible Notes (3)	March 15, 2028 (4)	25,344	(7)	0	25,344	172,500	(1,458)	171,042
7.625% Senior Notes (5)	October 1, 2019	400,000		0	400,000	400,000	0	400,000
7.0% Senior Notes (6)	October 15, 2022	400,000		0	400,000	0	0	0

Total Long-Term Debt		$1,075,344		$(8,416)	$1,066,928	$892,500	$(10,260)	$882,240

(1)	The recorded value of the credit facility approximates its fair value due to its floating rate structure.
(2)	The aggregate estimated fair value of the 9.875% Senior Notes was approximately $276.9 million as of March 31, 2012 based on reported market trades of these instruments.
(3)	The aggregate estimated fair value of the Convertible Notes was approximately $24.4 million as of March 31, 2012. Because there is no active, public market for the Convertible Notes, the fair value was based on market-based parameters of the various components of the Convertible Notes and over-the-counter trades.
(4)	The Company has the right with at least 30 days’ notice to call the Convertible Notes and the holders have the right to require the Company to purchase the notes on March 20, 2015.
(5)	The aggregate estimated fair value of the 7.625% Senior Notes was approximately $405.0 million as of March 31, 2012 based on reported market trades of these instruments.
(6)	The aggregate estimated fair value of the 7.0% Senior Notes was approximately $388.0 million as of March 31, 2012 based on reported market trades of these instruments.
(7)	Balance represents the remaining principal for the Convertible Notes after the redemption for cash by holders on March 20, 2012.

Credit Ratings. Our credit risk is evaluated by two independent rating agencies based on publicly available information and information obtained during our ongoing discussions with the rating agencies. Moody’s Investor Services and Standard & Poor’s Rating Services currently rate our 9.875% Senior Notes, 7.625% Senior Notes and 7.0% Senior Notes and have assigned us a credit rating. We do not have any provisions that are linked to our credit ratings, nor do we have any credit rating triggers that would accelerate the maturity of amounts due under our Amended Credit Facility, Convertible Notes, the 9.875% Senior Notes, 7.625% Senior Notes or the 7.0% Senior Notes. However, our ability to raise funds and the costs of any financing activities will be affected by our credit rating at the time any such financing activities are conducted.

Shelf Registration Statement. We have on file with the SEC an effective universal shelf registration statement to allow us to offer an indeterminate amount of securities in the future. We used the shelf registration statement to issue the 7.625% Senior Notes in September 2011 and the 7.0% Senior Notes in March 2012. Under the registration statement, we may periodically offer from time to time debt securities, common stock, preferred stock, warrants and other securities or any combination of such securities in amounts, prices and on terms announced when and if the securities are offered. However, we recognize that the issuance of additional securities in periods of market volatility may be less likely or may have terms less favorable to us. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement at the time of any such offering.

Contractual Obligations. A summary of our contractual obligations as of and subsequent to March 31, 2012 is provided in the following table:

	Payments Due By Year
	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter	Total
	(in thousands)
Notes payable(1)	$553	$553	$553	$553	$553	$599	$3,364
9.875% Senior Notes(2)	24,688	24,688	24,688	24,688	257,201	0	355,953
7.625% Senior Notes(3)	30,500	30,500	30,500	30,500	30,500	476,250	628,750
7.0% Senior Notes(4)	28,000	28,000	28,000	28,000	28,000	555,167	695,167
Convertible Notes (5)	1,267	1,267	26,594	0	0	0	29,128
Purchase commitments (6)(7)	9,965	0	0	0	0	0	9,965
Drilling rig commitments (7)(8)	30,007	1,301	0	0	0	0	31,308
Office and office equipment leases and other(9)	3,087	3,289	2,767	2,472	2,486	5,059	19,160
Firm transportation and processing agreements(7)(10)	62,094	62,048	62,078	60,383	57,812	183,383	487,798
Asset retirement obligations(11)	701	2,958	205	472	294	66,739	71,369
Derivative liability(12)	29	230	0	0	0	0	259

Total	$190,891	$154,834	$175,385	$147,068	$376,846	$1,287,197	$2,332,221

(1)	Included in notes payable is the outstanding principal amount under our Amended Credit Facility due October 31, 2016. This table does not include future commitment fees, interest expense or other fees on our Amended Credit Facility because the Amended Credit Facility is a floating rate instrument, and we cannot determine with accuracy the timing of future loan advances, repayments or future interest rates to be charged. Also included in notes payable is a $26.0 million letter of credit that accrues interest at 2.0% and 0.125% per annum for participation fees and fronting fees, respectively. The expected term for the letter of credit is April 30, 2018.
(2)	On July 8, 2009, we issued $250.0 million aggregate principal amount of 9.875% Senior Notes. We are obligated to make annual interest payments through maturity in 2016 equal to $24.7 million.
(3)	On September 27, 2011, we issued $400.0 million aggregate principal amount of 7.625% Senior Notes. We are obligated to make annual interest payments through maturity in 2019 equal to $30.5 million.
(4)	On March 25, 2012, we issued $400.0 million aggregate principal amount of 7.0% Senior Notes. We are obligated to make annual interest payments through maturity in 2022 equal to $28.0 million.
(5)

On March 12, 2008, we issued $172.5 million aggregate principal amount of Convertible Notes. On March 20, 2012 approximately 85% of the outstanding Convertible Notes, representing $147.2 million of the then outstanding principal amount, were put to the Company. The Company settled the notes in cash and recognized a gain on extinguishment of $1.6 million after completing a fair value analysis of the consideration transferred to holders of the Convertible Notes. After the redemption in March 2012, $25.3 million principal amount of the Convertible Notes is currently outstanding. We are obligated to make semi-annual interest payments on the Convertible Notes until either the Company calls the remaining Convertible Notes or the holders put the Convertible Notes to the Company, which is expected to occur by 2015.
(6)	We have one take-or-pay carbon dioxide purchasing agreement that expires in February 2013. The agreement imposes a minimum volume commitment to purchase CO2 at a contracted price. The contract provides CO2 used in fracture stimulation operations in our Uinta Basin operations. Should we not take delivery of the minimum volume required, we would be obligated to pay for the deficiency.
(7)	The values in the table represent the gross amounts that we are financially committed to pay. However, we will record in our financial statements our proportionate share based on our working interest and net revenue interest, which will vary from property to property.
(8)	We currently have five drilling rigs under contract. Three expire in 2012 and two expire in 2013. These contracts may be terminated but we would be required to pay a penalty of $19.9 million. All other rigs currently performing work for us are on a well-by-well basis and, therefore, can be released without penalty at the conclusion of drilling on the current well. These latter types of drilling obligations have not been included in the table above.
(9)	The lease for our principal offices in Denver extends through March 2019.
(10)	We have entered into contracts that provide firm processing rights and firm transportation capacity on pipeline systems. The remaining terms on these contracts range from one to 12 years and require us to pay transportation demand and processing charges regardless of the amount of gas we deliver to the processing facility or pipeline.
(11)	Neither the ultimate settlement amounts nor the timing of our asset retirement obligations can be precisely determined in advance. See “—Critical Accounting Policies and Estimates” below for a more detailed discussion of the nature of the accounting estimates involved in estimating asset retirement obligations.
(12)	Derivative liabilities represent the net fair value for oil and gas commodity derivatives presented as liabilities in our Unaudited Consolidated Balance Sheets as of March 31, 2012. The ultimate settlement amounts of our derivative liabilities are unknown because they are subject to continuing market fluctuations. See “Critical Accounting Policies and Estimates” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2011 and in “—Commodity Hedging Activities” above in this Quarterly Report on Form 10-Q for a more detailed discussion of the nature of the accounting estimates involved in valuing derivative instruments.

Trends and Uncertainties

In addition to the discussion below, we refer you to the corresponding section in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2011 for a discussion of trends and uncertainties that may affect our financial condition or liquidity.

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

A substantial or extended decline in oil or natural gas prices may result in impairments of our proved oil and gas properties and may materially and adversely affect our future business, financial condition, results of operations, liquidity or ability to finance planned capital expenditures. To the extent commodity prices received from production are insufficient to fund planned capital expenditures, we will be required to reduce spending or to fund that shortfall through borrowings under our Amended Credit Facility or from sales of properties or debt or equity financings, which may not be on advantageous terms in low commodity price environments. We have protected the cash flow from approximately 65% of our anticipated 2012 production, 40% of our anticipated 2013 production, as well as approximately 10% of our anticipated 2014 production with hedges. However our ability to hedge at price levels similar to those for prior years is unlikely given current futures prices, which will likely result in a decline in our revenue per unit of production.

Critical Accounting Policies and Estimates

We refer you to the corresponding section in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2011 and the notes to the Unaudited Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for a description of critical accounting policies and estimates.

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

Commodity Price Risk

Our primary market risk exposure is in the prices we receive for our production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot regional market prices applicable to our U.S. natural gas production. Pricing for oil, natural gas and NGLs has been volatile and unpredictable for several years, and we expect this volatility to continue in the future. The prices we receive for future production depend on many factors outside of our control, including volatility in the differences between product prices at sales points and the applicable index price. Based on our average daily production and our derivative contracts in place for the three months ended March 31, 2012, our annual income before income taxes would have decreased by approximately $0.02 million for each $1.00 per barrel decrease in crude oil prices and by approximately $1.1 million for each $0.10 decrease per MMBtu in natural gas prices. The Company is more susceptible to proved and unproved property impairments due to the current commodity price environment.

We routinely enter into commodity hedges relating to a portion of our projected production revenue through various financial transactions that hedge future prices received. These transactions may include financial price swaps whereby we will receive a fixed price and pay a variable market price to the contract counterparty and cashless price collars that set a floor and ceiling price for the hedged production. If the applicable monthly price indices are outside of the ranges set by the floor and ceiling prices in the various collars, we and the counterparty to the collars would be required to settle the difference. These commodity hedging activities are intended to support oil and natural gas prices at targeted levels that provide an acceptable rate of return and to manage our exposure to oil and natural gas price fluctuations. In addition to the swaps and collars discussed above, we also entered into basis only swaps. With a basis only swap, subject to the risk that our counterparty will be unable to perform its obligations under the swap, we have fixed the difference between the NYMEX price and the price received for our natural gas production at the specific delivery location to mitigate the risk of large differences between NYMEX (Henry Hub) and our primary sales points, CIG and NWPL. We may consider entering into hedge transactions based on a NYMEX price in the future with a volume equal to the volume for our basis only swaps, thereby effectively fixing a price for CIG or NWPL.

As of April 20, 2012, we have financial derivative instruments related to oil, natural gas and NGL volumes in place for the following periods indicated. Further detail of these hedges is summarized in the table presented under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations— Capital Resources and Liquidity— Commodity Hedging Activities.”

	April –December 2012	For the year 2013	For the year 2014
Oil (Bbls)	1,457,000	1,314,000	438,000
Natural Gas (MMbtu)	50,797,500	48,455,000	9,125,000
Natural Gas Basis (MMbtu)	5,500,000	0	0
Natural Gas Liquids (Gallons)	25,125,000	9,000,000	0

Interest Rate Risks

At March 31, 2012, there was no outstanding balance under our Amended Credit Facility, which bears interest at floating rates. Therefore the average annual interest rate incurred on this debt for the three months ended March 31, 2012 was 1.8% and a 1.0% increase in each of the average LIBOR rate and federal funds rate for the three months ended March 31, 2012 would have resulted in an estimated $0.2 million increase in interest expense assuming a similar average debt level to the three months ended March 31, 2012. The average annual interest rate incurred on this debt for the three months ended March 31, 2011 was 0% and a 1.0% increase in each of the average LIBOR rate and federal funds rate for the three months ended March 31, 2011 would have had no effect on interest expense for the three months ended March 31, 2011. We also had $25.3 million principal amount of Convertible Notes (with a fixed cash interest rate of 5%), $250.0 million principal amount of 9.875% Senior Notes, $400.0 million principal amount of 7.625% Senior Notes and $400.0 million principal amount of 7.0% Senior Notes outstanding at March 31, 2012.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As of March 31, 2012, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of March 31, 2012.

Changes in Internal Controls. There has been no change in our internal control over financial reporting during the first fiscal quarter of 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of the date of this filing, there have been no material changes or updates to the risk factors previously disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2011. An investment in our securities involves various risks. When considering an investment in our Company, you should carefully consider all of the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2011 and subsequent reports filed with the SEC. These risks and uncertainties are not the only ones facing us, and there may be additional matters that we are unaware of or that we currently consider immaterial. All of these could adversely affect our business, financial condition, results of operations and cash flows and, thus, the value of an investment in our Company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Securities

There were no sales of unregistered equity securities during the period covered by this report.

Issuer Purchases of Equity Securities

The following table contains information about our acquisitions of equity securities during the three months ended March 31, 2012:

Period	Total Number of Shares (1)	Weighted Average Price Paid Per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1—31, 2012	0	$0	0	0
February 1—29, 2012	80,559	27.97	0	0
March 1—31, 2012	940	28.34	0	0

Total	81,449	$27.97	0	0

(1)	Represents shares delivered by employees to satisfy the exercise price of stock options and tax withholding obligations in connection with the exercise of stock options and shares withheld from employees to satisfy tax withholding obligations in connection with the vesting of shares of common stock issued pursuant to our employee incentive plans.

Item 3.	Defaults upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information.

In June 2011, the Financial Accounting Standards Board issued guidance on the presentation of comprehensive income in financial statements. Entities are required to present total comprehensive income either in a single, continuous statement of comprehensive income or in two separate, but consecutive, statements. We adopted this standard as of January 1, 2012 and will present net income and other comprehensive income in one continuous statement in our annual financial statements. The table below reflects the retrospective application of this guidance for each of the periods presented below. The retrospective application did not have a material impact on our financial condition or results of operations.

	Year Ended December 31,
	2011	2010	2009
	(in thousands, except share and per share amounts)
Net Income	30,707	80,502	50,218
Other Comprehensive Income, net of tax:
Effect of derivative financial instruments	8,215	(6,581)	(137,662)

Other comprehensive income (loss)	8,215	(6,581)	(137,662)

Comprehensive Income (Loss)	$38,922	$73,921	$(87,444)

The following will be added to the Condensed Consolidated Statements of Net Income and Comprehensive Income included in the financial statements of Subsidiary Guarantors Note to our annual financial statements:

Condensed Consolidating Statements of Net Income and Comprehensive Income

	Year Ended December 31, 2011
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Net income (loss)	30,707	(39,912)	39,912	30,707
Other comprehensive income	8,215	0	0	8,215

Comprehensive income	$38,922	$(39,912)	$39,912	$38,922

	Year Ended December 31, 2010
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Net income (loss)	80,502	$(2,802)	$2,802	80,502
Other comprehensive income (loss)	(6,581)	0	0	(6,581)

Comprehensive income	$73,921	$(2,802)	$2,802	$73,921

	Year Ended December 31, 2009
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Net income (loss)	50,218	(5,225)	5,225	50,218
Other comprehensive income (loss)	(137,662)	0	0	(137,662)

Comprehensive income (loss)	$(87,444)	$(5,225)	$5,225	$(87,444)

Item 6.	Exhibits

Exhibit Number	Description of Exhibits

3.1	Restated Certificate of Incorporation of Bill Barrett Corporation. [Incorporated by reference to Exhibit 3.4 of our Current Report on Form 8-K filed with the Commission on December 20, 2004.]

3.2	Bylaws of Bill Barrett Corporation. [Incorporated by reference to Exhibit 3.5 of our Current Report on Form 8-K filed with the Commission on December 20, 2004.]

4.1(a)	Specimen Certificate of Common Stock. [Incorporated by reference to Exhibit 4.1 of Amendment No. 1 to our Registration Statement on Form 8-A filed with the Commission on December 20, 2004.]

4.1(b)	Indenture, dated March 12, 2008, between Bill Barrett Corporation and Deutsche Bank Trust Company Americas, as Trustee. [Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed with the Commission on March 12, 2008.]

4.1(c)	Indenture, dated July 8, 2009, between Bill Barrett Corporation and Deutsche Bank Trust Company Americas, as Trustee. [Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed with the Commission on July 8, 2009.]

4.2(a)	Registration Rights Agreement, dated March 28, 2002, among Bill Barrett Corporation and the investors named therein. [Incorporated by reference to Exhibit 4.2 of Amendment No. 2 to our Registration Statement on Form S-1 (Registration No. 333-114554) filed with the Commission on August 31, 2004.]

4.2(b)	First Supplemental Indenture, dated March 12, 2008, by and between Bill Barrett Corporation and Deutsche Bank Trust Company Americas, as Trustee (including form of 5% Convertible Senior Notes due 2028). [Incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed with the Commission on March 12, 2008.]

4.2(c)	First Supplemental Indenture, dated July 8, 2009, by Bill Barrett Corporation and Deutsche Bank Trust Company Americas, as Trustee (including form of 9.875% Senior Notes due 2016). [Incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed with the Commission on July 8, 2009.]

4.3(a)	Stockholders’ Agreement, dated March 28, 2002 and as amended to date, among Bill Barrett Corporation and the investors named therein. [Incorporated by reference to Exhibit 4.3 to Amendment No. 2 to our Registration Statement on Form S-1 (Registration No. 333-114554) filed with the Commission on August 31, 2004.]

4.3(b)	Second Supplemental Indenture, dated July 8, 2009, by Bill Barrett Corporation, Bill Barrett CBM Corporation, Bill Barrett CBM LLC, Circle B Land Company LLC and Deutsche Bank Trust Company Americas, as Trustee (including form of 9.875% Senior Notes due 2016). [Incorporated by reference to Exhibit 4.3 of our Current Report on Form 8-K filed with the Commission on July 8, 2009.]

4.3(c)	Third Supplemental Indenture, dated September 27, 2011, by Bill Barrett Corporation, Bill Barrett CBM Corporation, Bill Barrett CBM LLC, Circle B Land Company LLC, GB Acquisition Corporation, Elk Production, LLC, Aurora Gathering, LLC and Deutsche Bank Trust Company Americas, as Trustee (including form of 7.625% Senior Notes due 2019). [Incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed with the Commission on September 27, 2011.]

4.3(d)	Fourth Supplemental Indenture for the Company’s 7% Senior Notes due 2022, dated March 12, 2012, among the Company, the Subsidiary Guarantors and the Trustee. [Incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed with the Commission on March 12, 2012.]

4.4	Form of Rights Agreement concerning Shareholder Rights Plan, which includes, as Exhibit A thereto, the Certificate of Designations of Series A Junior Participating Preferred Stock of Bill Barrett Corporation, and, as Exhibit B thereto, the Form of Right Certificate. [Incorporated by reference to Exhibit 4.4 to Amendment No. 1 to our Registration Statement on Form 8-A filed with the Commission on December 20, 2004.]

4.5	Form of Certificate of Designations of Series A Junior Participating Preferred Stock of Bill Barrett Corporation. [Incorporated by reference to Exhibit 4.4 (Exhibit A) to Amendment No. 1 to our Registration Statement on Form 8-A filed with the Commission on December 20, 2004.]

4.6	Form of Right Certificate. [Incorporated by reference to Exhibit 4.4 (Exhibit A) to Amendment No. 1 to our Registration Statement on Form 8-A filed with the Commission on December 20, 2004.]

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101	The following materials from the Bill Barrett Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (and related periods), formatted in XBRL (eXtensible Business Reporting Language) include (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Net Income And Comprehensive Income (Loss), (iii) the Unaudited Consolidated Statements of Stockholders’ Equity, (iv) the Unaudited Consolidated Statements of Cash Flows, and (v) Notes to the Unaudited Consolidated Financial Statements.*

*	Users of this data are advised pursuant to Rule 401 of Regulation S-T that the financial information contained in the XBRL-Related Documents is unaudited. Furthermore, users of this data are advised in accordance with Rule 406T of Regulation S-T promulgated by the Securities and Exchange Commission that this Interactive Data File is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these Sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BILL BARRETT CORPORATION

Date: May 3, 2012	By:	/s/ Fredrick J. Barrett
Fredrick J. Barrett
Chairman of the Board of Directors, Chief Executive Officer and President
(Principal Executive Officer)

Date: May 3, 2012	By:	/s/ Robert W. Howard
Robert W. Howard
Chief Financial Officer and Treasurer
(Principal Financial Officer)