Form 10-Q
period 2012-09-30
BILL BARRETT CORP
filed 2012-10-31
CIK 1172139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

There were 48,151,698 shares of $0.001 par value common stock outstanding on October 19, 2012.

PART I. FINANCIAL INFORMATION

ITEM 1.	Consolidated Financial Statements.

BILL BARRETT CORPORATION

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2012	December 31, 2011
	(in thousands, except share data)
Assets:
Current Assets:
Cash and cash equivalents	$23,933	$57,331
Accounts receivable, net of allowance for doubtful accounts of $1,065 and $848 as of September 30, 2012 and December 31, 2011, respectively	97,025	101,500
Derivative assets	32,867	77,280
Prepayments and other current assets	6,763	10,232

Total current assets	160,588	246,343
Property and equipment – at cost, successful efforts method for oil and gas properties:
Proved oil and gas properties	4,149,790	3,513,050
Unproved oil and gas properties, excluded from amortization	580,912	480,416
Furniture, equipment and other	44,186	39,168

	4,774,888	4,032,634
Accumulated depreciation, depletion, amortization and impairment	(1,910,047)	(1,625,870)

Total property and equipment, net	2,864,841	2,406,764
Deferred financing costs, derivative assets and other noncurrent assets	35,200	34,823

Total	$3,060,629	$2,687,930

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts payable and accrued liabilities	$140,932	$136,661
Amounts payable to oil and gas property owners	16,360	15,793
Production taxes payable	46,134	48,600
Derivative liabilities	611	2,543
Deferred income taxes	6,722	29,601
Current portion of long-term debt	9,003	0

Total current liabilities	219,762	233,198
Long-term debt	1,318,540	882,240
Asset retirement obligations	71,100	68,587
Deferred income taxes	271,388	281,789
Derivatives and other noncurrent liabilities	5,632	3,278
Stockholders’ Equity:
Common stock, $0.001 par value; authorized 150,000,000 shares; 48,150,489 and 47,809,903 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively, with 898,331 and 835,258 shares subject to restrictions, respectively	47	47
Additional paid-in capital	880,304	869,856
Retained earnings	279,456	292,891
Treasury stock, at cost: zero shares at September 30, 2012 and December 31, 2011	0	0
Accumulated other comprehensive income	14,400	56,044

Total stockholders’ equity	1,174,207	1,218,838

Total	$3,060,629	$2,687,930

See notes to Unaudited Consolidated Financial Statements.

BILL BARRETT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands, except share and per share amounts)
Operating and Other Revenues:
Oil and gas production	$180,024	$206,611	$516,556	$573,136
Other	842	769	3,838	4,028

Total operating and other revenues	180,866	207,380	520,394	577,164
Operating Expenses:
Lease operating expense	17,003	13,683	54,671	41,057
Gathering, transportation and processing expense	26,725	25,431	79,939	66,105
Production tax expense	8,094	10,946	21,193	29,293
Exploration expense	3,562	554	8,063	2,602
Impairment, dry hole costs and abandonment expense	38,540	17,187	60,179	18,563
Depreciation, depletion and amortization	91,392	76,165	251,417	210,406
General and administrative expense	17,965	17,795	51,441	50,248

Total operating expenses	203,281	161,761	526,903	418,274

Operating Income (Loss)	(22,415)	45,619	(6,509)	158,890
Other Income and Expense:
Interest and other income (expense)	53	(2)	128	163
Interest expense	(24,527)	(14,015)	(70,029)	(38,378)
Commodity derivative gain (loss)	(38,340)	1,285	53,431	(12,734)
Gain on extinguishment of debt	0	0	1,601	0

Total other income and expense	(62,814)	(12,732)	(14,869)	(50,949)

Income (Loss) before Income Taxes	(85,229)	32,887	(21,378)	107,941
Provision for (Benefit from) Income Taxes	(32,603)	12,251	(7,943)	39,454

Net Income (Loss)	$(52,626)	$20,636	$(13,435)	$68,487

Net Income (Loss) Per Common Share, Basic	$(1.11)	$0.44	$(0.28)	$1.48

Net Income (Loss) Per Common Share, Diluted	$(1.11)	$0.43	$(0.28)	$1.45

Weighted Average Common Shares Outstanding, Basic	47,230,473	46,734,983	47,172,656	46,416,833
Weighted Average Common Shares Outstanding, Diluted	47,230,473	47,527,062	47,172,656	47,124,768

See notes to Unaudited Consolidated Financial Statements.

BILL BARRETT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Net income (loss)	$(52,626)	$20,636	$(13,435)	$68,487

Other Comprehensive Income, net of tax:
Effect of derivative financial instruments	(12,739)	28,121	(41,644)	10,282

Other comprehensive income (loss)	(12,739)	28,121	(41,644)	10,282

Comprehensive Income (Loss)	$(65,365)	$48,757	$(55,079)	$78,769

See notes to Unaudited Consolidated Financial Statements.

BILL BARRETT CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance – December 31, 2010	$46	$830,903	$262,184	$0	$47,829	$1,140,962
Exercise of options, restricted stock activity and shares exchanged for exercise and tax withholding	1	22,838	0	(4,436)	0	18,403
Stock-based compensation	0	20,551	0	0	0	20,551
Retirement of treasury stock	0	(4,436)	0	4,436	0	0
Net income	0	0	30,707	0	0	30,707
Effect of derivative financial instruments, net of $4,886 of taxes	0	0	0	0	8,215	8,215

Balance – December 31, 2011	$47	$869,856	$292,891	$0	$56,044	$1,218,838

Exercise of options, restricted stock activity and shares exchanged for exercise and tax withholding	$0	$672	$0	$(2,430)	$0	$(1,758)
Stock-based compensation	0	13,205	0	0	0	13,205
Retirement of treasury stock	0	(2,430)	0	2,430	0	0
Settlement of convertible notes	0	(999)	0	0	0	(999)
Net income	0	0	(13,435)	0	0	(13,435)
Effect of derivative financial instruments, net of $25,010 of taxes	0	0	0	0	(41,644)	(41,644)

Balance – September 30, 2012	$47	$880,304	$279,456	$0	$14,400	$1,174,207

See notes to Unaudited Consolidated Financial Statements.

BILL BARRETT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2012	2011
	(in thousands)
Operating Activities:
Net income (loss)	$(13,435)	$68,487
Adjustments to reconcile to net cash provided by operations:
Depreciation, depletion and amortization	251,417	210,406
Deferred income taxes	(7,669)	39,470
Impairment, dry hole costs and abandonment expense	60,179	18,563
Unrealized derivative gain	(18,417)	(9,971)
Stock compensation and other non-cash charges	12,648	15,958
Amortization of debt discounts and deferred financing costs	6,710	9,849
Gain on sale of properties	(108)	(2,009)
Change in operating assets and liabilities:
Accounts receivable	4,475	(14,779)
Prepayments and other assets	1,515	2,617
Accounts payable, accrued and other liabilities	(4,813)	(12,152)
Amounts payable to oil and gas property owners	567	7,761
Production taxes payable	(2,466)	9,773

Net cash provided by operating activities	290,603	343,973
Investing Activities:
Additions to oil and gas properties, including acquisitions	(751,545)	(701,397)
Additions of furniture, equipment and other	(5,519)	(5,758)
Proceeds from sale of properties and other investing activities	91	1,804

Net cash used in investing activities	(756,973)	(705,351)
Financing Activities:
Proceeds from debt	785,826	730,000
Principal payments on debt	(343,163)	(330,000)
Proceeds from stock option exercises	672	18,991
Deferred financing costs and other	(10,363)	(11,084)

Net cash provided by financing activities	432,972	407,907

Increase (Decrease) in Cash and Cash Equivalents	(33,398)	46,529
Beginning Cash and Cash Equivalents	57,331	58,690

Ending Cash and Cash Equivalents	$23,933	$105,219

See notes to Unaudited Consolidated Financial Statements.

BILL BARRETT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

September 30, 2012

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

2. Summary of Significant Accounting Policies

Basis of Presentation. The accompanying Unaudited Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying Unaudited Consolidated Financial Statements include all adjustments (consisting of normal and recurring accruals) considered necessary to present fairly the Company’s financial position as of September 30, 2012, the Company’s results of operations for the three and nine months ended September 30, 2012 and 2011 and cash flows for the nine months ended September 30, 2012 and 2011. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the full year because of the impact of fluctuations in prices received for oil and natural gas, natural production declines, timing of development and exploration activities, the uncertainty of exploration and development drilling results and other factors. For a more complete understanding of the Company’s operations, financial position and accounting policies, the Unaudited Consolidated Financial Statements and the notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 previously filed with the SEC.

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

Oil and Gas Properties. The Company’s oil and gas exploration and production activities are accounted for using the successful efforts method. Under this method, all property acquisition costs and costs of exploratory and development wells are capitalized when incurred, pending determination of whether the well has found proved reserves. If an exploratory well does not find proved reserves, the costs of drilling the well are charged to expense and included within cash flows from investing activities in the Unaudited Consolidated Statements of Cash Flows. If an exploratory well does find proved reserves, the costs remain capitalized. The costs of development wells are capitalized whether proved reserves are added or not. Oil and gas lease acquisition costs also are capitalized. Interest cost is capitalized as a component of property cost for significant exploration and development projects that require greater than six months to be readied for their intended use. The weighted average interest rates used to capitalize interest were 7.8% and 8.5% for the three and nine months ended September 30, 2012, respectively, and 8.5% and 10.3% for the three and nine months ended September 30, 2011, respectively. The Company capitalized interest costs of $0.3 million and $0.5 million for the three and nine months ended September 30, 2012, respectively, and $0.3 million and $1.2 million for the three and nine months ended September 30, 2011, respectively.

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

Unproved oil and gas property costs are transferred to proved oil and gas properties if the properties are assigned proved reserves or otherwise are subsequently determined to be productive. Proceeds from sales of partial interests in unproved properties are accounted for as a recovery of cost without recognizing any gain until all costs are recovered. Unproved oil and gas properties are assessed periodically for impairment based on remaining lease terms, drilling results, reservoir performance, commodity price outlooks, future plans to develop acreage and other relevant matters.

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

The following table sets forth the net capitalized costs and associated accumulated DD&A and non-cash impairments relating to the Company’s oil and natural gas producing activities:

	As of September 30, 2012	As of December 31, 2011
	(in thousands)
Proved properties	$640,996	$599,619
Wells and related equipment and facilities	3,175,516	2,636,424
Support equipment and facilities	317,980	259,672
Materials and supplies	15,298	17,335

Total proved oil and gas properties	$4,149,790	$3,513,050

Unproved properties	421,943	339,210
Wells and facilities in progress	158,969	141,206

Total unproved oil and gas properties, excluded from amortization	$580,912	$480,416

Accumulated depreciation, depletion, amortization and impairment	(1,891,667)	(1,610,271)

Total oil and gas properties, net	$2,839,035	$2,383,195

All exploratory wells are evaluated for economic viability within one year of well completion, and the related capitalized costs are reviewed quarterly. Exploratory wells that discover potentially economic reserves in areas where a major capital expenditure would be required before production could begin, and where the economic viability of that major capital expenditure depends upon the successful completion of further exploratory work in the area, remain capitalized if the well finds a sufficient quantity of reserves to justify its completion as a producing well and the Company is making sufficient progress assessing the reserves and the economic and operating viability of the project. As of September 30, 2012, no exploratory well costs have been capitalized for a period greater than one year since the completion of drilling.

The Company reviews its proved oil and gas properties for impairment whenever events and circumstances indicate that a decline in the recoverability of their carrying value may have occurred. The Company estimates the expected undiscounted future cash flows of its oil and gas properties and compares such undiscounted future cash flows to the carrying amount of the oil and gas properties to determine if the carrying amount is recoverable. If the carrying value of a property exceeds the undiscounted future cash flows, the Company will impair the carrying value to fair value based on an analysis of quantitative and qualitative factors. The factors used to determine fair value include, but are not limited to, recent sales prices of comparable properties, the present value of future cash flows, net of estimated operating and development costs using estimates of reserves, future commodity pricing, future production estimates, anticipated capital expenditures and various discount rates commensurate with the risk and current market conditions associated with realizing the expected cash flows projected. During the three and nine months ended September 30, 2012 and September 30, 2011, the Company did not recognize any non-cash impairment charges related to its proved oil and gas properties.

The Company assesses individually significant unproved properties for impairment on a quarterly basis and will recognize a loss where circumstances indicate impairment in value. For the three and nine months ended September 30, 2012, the Company recorded non-cash impairment charges of $18.8 million and $37.1 million, respectively, related to certain unproved oil and gas properties, primarily as a result of unfavorable natural gas exploratory results, unfavorable market conditions and no plans to continue to evaluate the remaining acreage.

The provision for DD&A of oil and gas properties is calculated on a field-by-field basis using the unit-of-production method. Oil is converted to natural gas equivalents (“Mcfe”) at the rate of one barrel to six Mcfe. Estimated future dismantlement, restoration and abandonment costs, which are net of estimated salvage values, are taken into consideration by this calculation.

Accounts Payable and Accrued Liabilities. Accounts payable and accrued liabilities are comprised of the following:

	September 30, 2012	December 31, 2011
	(in thousands)
Accrued drilling, completion and facility costs	$65,137	$66,809
Accrued interest expense	37,077	22,797
Accrued lease operating, gathering, transportation and processing expenses	21,536	17,711
Accrued general and administrative expenses	8,660	11,052
Trade payables and other	8,522	18,292

Total accounts payable and accrued liabilities	$140,932	$136,661

Comprehensive Income (Loss). Comprehensive income (loss) consists of net income (loss) and the effective component of derivative instruments classified as cash flow hedges. Comprehensive income (loss), including the components of net income (loss) and the components of other comprehensive income (loss), is presented in the Unaudited Consolidated Statements of Comprehensive Income (Loss).

Derivative Instruments and Hedging Activities. The Company periodically uses derivative financial instruments to achieve a more predictable cash flow from its oil, natural gas, and natural gas liquid (“NGL”) related sales by reducing its exposure to price fluctuations. Derivative instruments are recorded at fair market value and included on the Unaudited Consolidated Balance Sheets as assets or liabilities.

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

For derivative instruments that were designated as cash flow hedges, changes in fair value, to the extent the hedge was effective, were recognized in AOCI until the hedged item was recognized in earnings. Hedge effectiveness was assessed quarterly based on total changes in the derivatives’ fair value. Any ineffective portion of the derivative instrument’s change in fair value was recognized immediately in earnings.

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

New Accounting Pronouncements. In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, which amended FASB Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement. The objective of this update is to create common fair value measurement and disclosure requirements between GAAP and International Financial Reporting Standards (“IFRS”). The amendments clarify existing fair value measurement and disclosure requirements and make changes to particular principles or requirements for measuring or disclosing information about fair value measurements. These amendments are not expected to have a significant impact on companies applying GAAP. This provision is effective for interim and annual periods beginning after December 15, 2011. Adoption of this update did not have a material impact on the Company’s disclosures or financial statements.

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

3. Earnings Per Share

Basic net income (loss) per common share is calculated by dividing net income (loss) attributable to common stock by the weighted average number of common shares outstanding during each period. Non-vested equity shares of common stock are included in the computation of basic net income (loss) per common share only after the shares become fully vested. Diluted net income (loss) per common share is calculated by dividing net income (loss) attributable to common stock by the weighted average number of common shares outstanding and other dilutive securities. Potentially dilutive securities for the diluted net income per common share calculations consist of nonvested equity shares of common stock, in-the-money outstanding stock options to purchase the Company’s common stock and shares into which the Convertible Notes are convertible. No potential common shares are included in the computation of any diluted per share amount when a net loss exists, as was the case for the three and nine months ended September 30, 2012.

On March 20, 2012, approximately 85% of the holders of the Company’s Convertible Notes, having an aggregate fair value of $147.2 million, exercised their right to require the Company to purchase their notes, leaving $25.3 million in principal outstanding. As of September 30, 2012, the Company expected to settle the remaining Convertible Notes in cash. Therefore, the treasury stock method was used to measure the potentially dilutive impact of shares associated with that remaining conversion feature. The Company has the right with at least 30 days’ notice to call the Convertible Notes, and the holders have the right to require the Company to purchase the notes on each of March 20, 2015, March 20, 2018 and March 20, 2023. The Convertible Notes have not been dilutive since their issuance in March 2008, and therefore did not impact the diluted net income per common share calculation for the three and nine months ended September 30, 2012 and 2011, respectively. The diluted net income per share calculation excludes the anti-dilutive effect of 3,799,612 and 95,280 shares underlying stock options and nonvested performance-based equity shares of common stock for the three months ended September 30, 2012 and 2011, respectively, and 3,829,825 and 140,015 shares underlying stock options and nonvested performance-based equity shares of common stock for the nine months ended September 30, 2012 and 2011, respectively.

The following table sets forth the calculation of basic and diluted earnings per share, in thousands except per share amounts:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income (loss)	$(52,626)	$20,636	$(13,435)	$68,487
Basic weighted-average common shares outstanding in period	47,230	46,735	47,173	46,417
Add dilutive effects of stock options and nonvested equity shares of common stock (1)	0	792	0	708

Diluted weighted-average common shares outstanding in period	47,230	47,527	47,173	47,125

Basic income (loss) per common share	$(1.11)	$0.44	$(0.28)	$1.48

Diluted income (loss) per common share	$(1.11)	$0.43	$(0.28)	$1.45

(1)	There was no dilutive effect of stock options and nonvested equity shares of common stock for the three and nine months ended September 30, 2012, respectively, due to the net losses in the periods.

4. Supplemental Disclosures of Cash Flow Information

Supplemental cash flow information is as follows (in thousands):

	Nine Months Ended September 30,
	2012	2011
Cash paid for interest, net of amount capitalized	$49,040	$35,971
Cash paid for income taxes, net of refunds (received)	11	(7,502)
Supplemental disclosures of non-cash investing and financing activities:
Current liabilities that are reflected in investing activities	75,034	63,751
Current liabilities that are reflected in financing activities	58	644
Net increase in asset retirement obligations	280	11,551
Treasury stock acquired from employee stock option exercises	0	592
Retirement of treasury stock	(2,430)	(4,280)

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

6. Long-Term Debt

The Company’s outstanding debt is summarized below (in thousands):

	Maturity Date	As of September 30, 2012				As of December 31, 2011
		Principal	Unamortized Discount	Carrying Amount		Principal	Unamortized Discount	Carrying Amount
Amended Credit Facility (1)	October 31, 2016	$160,000	$0	$160,000		$70,000	$0	$70,000
9.875% Senior Notes (2)	July 15, 2016	250,000	(7,620)	242,380		250,000	(8,802)	241,198
Convertible Notes (3)	March 15, 2028 (4)	25,344	0	25,344	(5)	172,500	(1,458)	171,042
7.625% Senior Notes (6)	October 1, 2019	400,000	0	400,000		400,000	0	400,000
7.0% Senior Notes (7)	October 15, 2022	400,000	0	400,000		0	0	0
Lease Financing Obligation (8)	August 10, 2020	99,819	0	99,819		0	0	0

Total Debt		$1,335,163	$(7,620)	$1,327,543		$892,500	$(10,260)	$882,240
Less: Current Portion of Long-Term Debt		9,003	0	9,003		0	0	0

Total Long-Term Debt		$1,326,160	$(7,620)	$1,318,540		$892,500	$(10,260)	$882,240

(1)	The recorded value of the Amended Credit Facility approximates its fair value due to its floating rate structure.
(2)	The aggregate estimated fair value of the 9.875% Senior Notes was approximately $275.0 million as of September 30, 2012 based on reported market trades of these instruments.
(3)	The aggregate estimated fair value of the Convertible Notes was approximately $25.0 million as of September 30, 2012. Because there is no active, public market for the Convertible Notes, the fair value was based on market-based parameters of the various components of the Convertible Notes and over-the-counter trades.
(4)	The Company has the right with at least 30 days’ notice to call the Convertible Notes, and the holders have the right to require the Company to purchase the notes on each of March 20, 2015, March 20, 2018 and March 20, 2023.
(5)	Balance represents the remaining principal amount of the Convertible Notes after the Company’s redemption of $147.2 million principal amount of Convertible Notes on March 20, 2012.
(6)	The aggregate estimated fair value of the 7.625% Senior Notes was approximately $425.0 million as of September 30, 2012 based on reported market trades of these instruments.
(7)	The aggregate estimated fair value of the 7.0% Senior Notes was approximately $411.0 million as of September 30, 2012 based on reported market trades of these instruments.
(8)	The aggregate estimated fair value of the Lease Financing Obligation was approximately $100.4 million as of September 30, 2012. Because there is no active, public market for the Lease Financing Obligation, the aggregate estimated fair value was based on market-based parameters of comparable term secured financing instruments.

The Company’s outstanding long-term debt instruments are reported at estimated fair value based on trades on a non-regulated market, which represent Level 2 inputs.

Amended Credit Facility

On October 18, 2011, the Company amended its Amended Credit Facility to extend the maturity date to October 31, 2016. The interest margin is LIBOR plus applicable margins of 1.5% to 2.5% or Alternate Base Rate (“ABR”) plus 0.5% to 1.5% and the commitment fee ranges from 0.375% to 0.5% based on borrowing base utilization. The average annual interest rates incurred on the Amended Credit Facility were 1.8% and 2.3% for the three months ended September 30, 2012 and September 30, 2011, respectively. The average annual interest rates incurred on the Amended Credit Facility were 1.9% and 2.5% for the nine months ended September 30, 2012 and September 30, 2011, respectively. As of September 30, 2012, the Company had a balance of $160.0 million outstanding under the Amended Credit Facility.

The borrowing base is required to be re-determined twice per year. The borrowing base was re-determined on October 1, 2012 with a borrowing base of $900.0 million and commitments of $900.0 million based on June 30, 2012 proved reserves, hedge position, senior debt outstanding and lender commodity price benchmarks. Future borrowing bases will be computed based on proved oil and natural gas reserves, hedge position and estimated future cash flows from those reserves, as well as any other outstanding debt of the Company. The Amended Credit Facility is secured by oil and natural gas properties representing at least 80% of the value of the Company’s proved reserves and the pledge of all of the stock of the Company’s subsidiaries. The Amended Credit Facility also contains certain financial covenants. The Company currently is in compliance with all financial covenants and has complied with all financial covenants for all prior periods. As credit support for future payment under a contractual obligation, a $26.0 million letter of credit was issued under the Amended Credit Facility, effective May 4, 2010, which reduces the current borrowing capacity of the Amended Credit Facility by $26.0 million to $714.0 million.

9.875% Senior Notes Due 2016

The 9.875% Senior Notes have an aggregate principal amount of $250.0 million, are senior unsecured obligations of the Company and rank equal in right of payment with all of the Company’s other existing and future senior unsecured indebtedness. The 9.875% Senior Notes will mature on July 15, 2016. Interest is payable in arrears semi-annually on January 15 and July 15 each year. The 9.875% Senior Notes are fully and unconditionally guaranteed by the Company’s subsidiaries. The 9.875% Senior Notes are callable by the Company on July 15, 2013 at 104.938% of the par value of the notes. The 9.875% Senior Notes include certain covenants that limit the Company’s ability to incur additional indebtedness, pay dividends, make restricted payments, create liens and sell assets. The Company currently is in compliance with all financial covenants and has complied with all financial covenants for all prior periods.

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

7.625% Senior Notes Due 2019

The 7.625% Senior Notes have an aggregate principal amount of $400.0 million and are senior unsecured obligations of the Company and rank equal in right of payment with all of the Company’s other existing and future senior unsecured indebtedness. The 7.625% Senior Notes will mature on October 1, 2019. Interest is payable in arrears semi-annually on April 1 and October 1 of each year. The 7.625% Senior Notes are fully and unconditionally guaranteed by the Company’s subsidiaries. The 7.625% Senior Notes are callable by the Company on October 1, 2015 at 103.813% of the par value of the notes. The 7.625% Senior Notes include certain covenants that limit the Company’s ability to incur additional indebtedness, pay dividends, make restricted payments, create liens and sell assets. The Company is currently in compliance with all financial covenants and has complied with all financial covenants for all prior periods.

7.0% Senior Notes Due 2022

On March 12, 2012, the Company issued $400.0 million in aggregate principal amount of 7.0% Senior Notes due 2022 at par. The 7.0% Senior Notes will mature on October 15, 2022. Interest is payable in arrears semi-annually on April 15 and October 15 of each year beginning October 15, 2012. The Company received net proceeds of $392.0 million (net of related offering costs), which were used to repay the outstanding balance under the Amended Credit Facility, settle the Convertible Notes that were redeemed by the Company and for general corporate purposes. The 7.0% Senior Notes are senior unsecured obligations and rank equal in right of payment with all of the Company’s other existing and future senior unsecured indebtedness. The 7.0% Senior Notes are callable by the Company on October 15, 2017 at 103.5% of the par value of the notes. The 7.0% Senior Notes are fully and unconditionally guaranteed by the subsidiaries that guarantee the Company’s indebtedness under the Amended Credit Facility, the Convertible Notes, the 9.875% Senior Notes and the 7.625% Senior Notes. The 7.0% Senior Notes include certain covenants that limit the Company’s ability to incur additional indebtedness, pay dividends, make restricted payments, create liens and sell assets. The Company is currently in compliance with all financial covenants and has complied with all financial covenants since issuance.

Lease Financing Obligation Due 2020

On July 23, 2012, the Company entered into a lease financing arrangement with Bank of America Leasing & Capital, LLC (the “Lease Financing Obligation”) where the Company received $100.8 million through the sale and subsequent leaseback of existing compressors and related facilities owned by the Company. The lease financing arrangement expires on August 10, 2020, and the Company has the option to purchase the equipment at the end of the lease term for the then current fair market value. The lease financing arrangement also contains an early buyout option where the Company may purchase the equipment for $36.6 million on February 10, 2019. The lease payments related to the equipment are recognized as principal and interest expense based on a weighted average implicit rate of 3.3%. As of September 30, 2012, the Company had a balance of $99.8 million outstanding under the Lease Financing Obligation. See Note 14 for discussion of aggregate minimum future lease payments.

The following table summarizes, for the periods indicated, the cash or accrued portion of interest expense related to the Amended Credit Facility, 9.875% Senior Notes, Convertible Notes, 7.625% Senior Notes, 7.0% Senior Notes and Lease Financing Obligation along with the non-cash portion resulting from the amortization of the debt discount and transaction costs through interest expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Amended Credit Facility (1)
Cash interest	$1,453	$2,177	$3,707	$4,410
Non-cash interest	$586	$780	$1,757	$2,340
9.875% Senior Notes (2)
Cash interest	$6,172	$6,172	$18,516	$18,516
Non-cash interest	$657	$631	$1,911	$1,850
Convertible Notes (3)
Cash interest	$317	$2,156	$2,585	$6,469
Non-cash interest	$1	$1,935	$1,770	$5,576
7.625% Senior Notes (4)
Cash interest	$7,625	$339	$22,875	$339
Non-cash interest	$262	$83	$803	$83
7.0% Senior Notes (5)
Cash interest	$7,000	$0	$15,397	$0
Non-cash interest	$197	$0	$464	$0
Lease Financing Obligation (6)
Cash interest	$548	$0	$548	$0
Non-cash interest	$6	$0	$6	$0

(1)	Cash interest includes amounts related to interest and commitment fees paid on the Amended Credit Facility and participation and fronting fees paid on the letter of credit.
(2)	The stated interest rate for the 9.875% Senior Notes is 9.875% per annum with an effective interest rate of 11.3% per annum.
(3)	The stated interest rate for the Convertible Notes is 5% per annum. The effective interest rate of the Convertible Notes includes amortization of the debt discount, which represented the fair value of the equity conversion feature at the time of issue. The stated interest rate of 5% on the Convertible Notes is the effective interest rate of the $25.3 million remaining principal balance, as the related debt discount was fully amortized as of March 31, 2012.
(4)	The stated interest rate for the 7.625% Senior Notes is 7.625% per annum with an effective interest rate of 7.9% per annum.
(5)	The stated interest rate for the 7.0% Senior Notes is 7.0% per annum with an effective interest rate of 7.2% per annum. The cash interest will be paid with the first interest payment due on October 15, 2012.
(6)	The effective interest rate for the Lease Financing Obligation is 3.3% per annum.

7. Asset Retirement Obligations

The estimated fair value of the future costs associated with dismantlement, abandonment and restoration of oil and gas properties is recorded generally upon acquisition or completion of a well. The net estimated costs are discounted to present values using a credit-adjusted discount rate over the estimated economic life of the oil and gas properties.

Such costs are capitalized as part of the related asset. The asset is depleted on the units-of-production method on a field-by-field basis. The associated liability is classified in current and long-term liabilities on the Unaudited Consolidated Balance Sheets. The liability is periodically adjusted to reflect new liabilities incurred, liabilities settled during the period, accretion expense, and revisions to estimated future cash flow requirements. The accretion expense is recorded as a component of DD&A expense in the Unaudited Consolidated Statements of Operations.

A reconciliation of the Company’s asset retirement obligations for the nine months ended September 30, 2012 is as follows (in thousands):

December 31, 2011	$69,302
Liabilities incurred	2,775
Liabilities settled	(2,924)
Accretion expense	3,608
Revisions to estimate	170

September 30, 2012	$72,931
Less: current asset retirement obligations	1,831

Long-term asset retirement obligations	$71,100

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

The following tables set forth by level within the fair value hierarchy the Company’s financial assets and financial liabilities as of September 30, 2012 and December 31, 2011 that were measured at fair value on a recurring basis. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of assets and liabilities and their placement within the fair value hierarchy levels.

As of September 30, 2012

	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Deferred Compensation Plan	$822	$0	$0	$822
Cash Equivalents – Money Market Funds	51	0	0	51
Commodity Derivatives	0	50,083	0	50,083
Liabilities
Commodity Derivatives	$0	$(15,050)	$0	$(15,050)

As of December 31, 2011

	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Deferred Compensation Plan	$579	$0	$0	$579
Cash Equivalents – Money Market Funds	52,164	0	0	52,164
Commodity Derivatives	0	94,385	0	94,385
Liabilities
Commodity Derivatives	$0	$(11,116)	$0	$(11,116)

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

Level 2 Fair Value Measurements – The fair value of the crude oil and natural gas swaps and options are estimated using a combined income and market valuation methodology with a mid-market pricing convention based upon forward commodity price and volatility curves. The curves are obtained from independent pricing services reflecting broker market quotes. The Company did not make any adjustments to the obtained curves. The pricing services publish observable market information from multiple brokers and exchanges. No proprietary models are used by the pricing services for the inputs. The Company utilized the counterparties’ valuations to assess the reasonableness of the Company’s valuations.

Level 3 Fair Value Measurements – As of September 30, 2012, and for the nine months ended September 30, 2012, the Company did not have assets or liabilities that were measured on a recurring basis classified under a Level 3 fair value hierarchy.

Assets and Liabilities Measured on a Non-recurring Basis

The Company utilizes fair value on a non-recurring basis to perform impairment tests as required on its property and equipment when events and circumstances indicate a possible decline in the recoverability of the carrying value of such property and equipment. The inputs used to determine such fair value are primarily based upon internally developed cash flow models and would generally be classified within Level 3. The Company also applied fair value accounting guidance to measure the assets and liabilities acquired in the East Bluebell Acquisition and the DJ Basin Acquisition discussed in Note 5. These assets and liabilities are subject to fair value adjustments only in certain circumstances and are not subject to recurring revaluations. The final fair values of these items were primarily determined using the present value of estimated future cash inflows and outflows. Because of the unobservable nature of these inputs, they are classified within Level 3. See Note 5 for additional discussion of the East Bluebell Acquisition and the DJ Basin Acquisition and disclosure of the inputs used to determine the final fair value of the assets and liabilities acquired. Additionally, the Company uses fair value to determine the inception value of its asset retirement obligations. The inputs used to determine such fair value are primarily based upon costs incurred historically for similar work, as well as estimates from independent third parties for costs that would be incurred to restore leased property to the contractually stipulated condition and would generally be classified within Level 3.

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

All derivative instruments, other than those that meet the normal purchase and normal sale exception, as mentioned above, are recorded at fair value and included on the Unaudited Consolidated Balance Sheets as assets or liabilities. The following table summarizes the location and fair value amounts of all derivative instruments on the Unaudited Consolidated Balance Sheets as of the dates indicated. As a result of its election to discontinue cash flow hedge accounting effective January 1, 2012, the Company did not have any derivatives designated as cash flow hedging instruments at September 30, 2012. See Note 2 for further explanation of the election to discontinue cash flow hedge accounting.

Derivatives Not Designated as Cash Flow Hedging Instruments

As of September 30, 2012
Derivative Assets		Derivative Liabilities
Balance Sheet	Fair Value	Balance Sheet	Fair Value
(in thousands)
Current: Derivative assets	$39,715	Current: Derivative assets (4)	$(6,848)
Current: Derivative liabilities (1)	44	Current: Derivative liabilities	(655)
Deferred financing costs, derivative assets and other noncurrent assets (2)	8,112	Deferred financing costs, derivative assets and other noncurrent assets (2)(4)	(3,736)
Derivatives and other noncurrent liabilities (1)(3)	2,212	Derivatives and other noncurrent liabilities (3)	(3,811)

Total derivative assets not designated as cash flow hedging instruments	$50,083	Total derivative liabilities not designated as cash flow hedging instruments	$(15,050)

As of December 31, 2011
Derivative Assets		Derivative Liabilities
Balance Sheet	Fair Value	Balance Sheet	Fair Value
(in thousands)
Current: Derivative assets	$2,589	Current: Derivative assets (4)	$(4,552)
Current: Derivative liabilities (1)	95	Current: Derivative liabilities	(4,044)

Total derivative assets not designated as cash flow hedging instruments	$2,684	Total derivative liabilities not designated as cash flow hedging instruments	$(8,596)

Derivatives Designated as Cash Flow Hedging Instruments

As of December 31, 2011
Derivative Assets		Derivative Liabilities
Balance Sheet	Fair Value	Balance Sheet	Fair Value
(in thousands)
Current: Derivative assets	$80,653	Current: Derivative assets (4)	$(1,410)
Current: Derivative liabilities (1)	1,984	Current: Derivative liabilities	(578)
Deferred financing costs and other noncurrent assets (2)	9,064	Deferred financing costs and other noncurrent assets (2)(4)	(162)
Derivatives and other noncurrent liabilities (1)(3)	(315)	Derivatives and other noncurrent liabilities (3)	(55)

Total derivative assets designated as cash flow hedging instruments	$91,386	Total derivative liabilities designated as cash flow hedging instruments	$(2,205)

(1)	Amounts are netted against derivative liability balances with the same counterparty, and therefore are presented as a net liability on the Unaudited Consolidated Balance Sheets.
(2)	As of September 30, 2012 and December 31, 2011, this line item on the Unaudited Consolidated Balance Sheets includes $30.8 million and $25.9 million of deferred financing costs and other noncurrent assets, respectively.
(3)	As of September 30, 2012 and December 31, 2011, this line item on the Unaudited Consolidated Balance Sheets also includes $4.0 million and $2.9 million of other noncurrent liabilities.
(4)	Amounts are netted against derivative asset balances with the same counterparty, and, therefore, are presented as a net asset on the Unaudited Consolidated Balance Sheets.

The Company elected to discontinue hedge accounting effective January 1, 2012. Therefore, the Commodity derivative gain (loss) line item in the Unaudited Consolidated Statements of Operations was comprised of changes in the derivative’s fair value for all discontinued cash flow hedges. As a result of discontinuing hedge accounting effective January 1, 2012, the mark-to-market value of all commodity hedge instruments within AOCI at December 31, 2011 was frozen in AOCI as of the de-designation date and will be reclassified into earnings in future periods as the original hedged transactions affect earnings.

The following table summarizes the cash flow hedge gains and losses, net of tax, and their locations on the Unaudited Consolidated Balance Sheets and Unaudited Consolidated Statements of Operations as of the periods indicated:

	Derivatives Qualifying as Cash Flow Hedges	Three Months Ended September 30,		Nine Months Ended September 30,
		2012	2011	2012	2011
		(in thousands)		(in thousands)
Amount of gain recognized in AOCI (net of tax)	Commodity Hedges	$0	$44,084	$0	$56,076
Amount of gain reclassified from AOCI into income (net of tax)	Commodity Hedges (1)	12,739	15,963	41,644	45,794
Amount of gain (loss) recognized in income on ineffective hedges	Commodity Hedges	0	(18)	0	1,032

(1)	Gains and losses reclassified from AOCI into income as well as gains and losses on ineffective hedges are located on the oil and gas production revenues and the commodity derivative gain (loss) line item, respectively, in the Unaudited Consolidated Statements of Operations.

Some of the Company’s commodity derivative instruments did not qualify or were not designated as cash flow hedges but are, to a degree, an economic offset to the Company’s commodity price exposure. If a commodity derivative instrument did not qualify or was not designated as a cash flow hedge, the change in the fair value of the derivative was recognized in commodity derivative gain (loss) in the Unaudited Consolidated Statements of Operations. These mark-to-market adjustments produce a degree of earnings volatility but have no cash flow impact relative to changes in market prices. The Company’s cash flow is only impacted when the associated derivative instrument is settled by making or receiving a payment to or from the counterparty. Realized gains and losses of commodity derivative instruments that do not qualify as cash flow hedges are recognized in commodity derivative gain (loss) in the Unaudited Consolidated Statements of Operations and are reflected in cash flows from operations on the Unaudited Consolidated Statements of Cash Flows.

In addition to the swaps and collars discussed above, the Company has entered into basis only swaps. Basis only swaps hedge the difference between the New York Mercantile Exchange (“NYMEX”) gas price and the price received for the Company’s natural gas production at a specific delivery location. Although the Company believes that this is an appropriate part of a risk mitigation strategy, the basis only swaps were not designated as cash flow hedges because the total future cash flow has not been fixed. As a result, the changes in fair value of these derivative instruments are recorded in earnings and recognized in commodity derivative gain (loss) in the Unaudited Consolidated Statements of Operations. The Company has also entered into swap contracts to hedge the amount received related to NGLs resulting from the processing of its natural gas. The NGL hedges were not designated as cash flow hedges and the changes in fair value of these derivative instruments were recorded in earnings.

The following table summarizes the location and amounts of gains and losses on derivative instruments that were not designated as cash flow hedges for the periods indicated:

	Location of Gain (Loss) Recognized in Income on Derivatives	Three Months Ended September 30,		Nine Months Ended September 30,
		2012	2011	2012	2011
		(in thousands)		(in thousands)
Amount of gain (loss) recognized in income on derivatives	Commodity derivative gain (loss)	$(38,340)	$1,303	$53,431	$(13,766)

As of September 30, 2012, the Company had financial instruments in place to hedge the following volumes for the periods indicated:

	October – December 2012	For the year 2013	For the year 2014	For the year 2015
Oil (Bbls)	607,200	2,372,500	985,500	182,500
Natural Gas (MMbtu)	16,650,000	49,525,000	23,725,000	0
Natural Gas Basis (MMbtu)	1,840,000	0	0	0
Natural Gas Liquids (Gallons)	9,375,000	13,500,000	0	0

As a result of the settlement of various oil swap and collar contracts, the Company received $4.3 million and $7.4 million for oil contracts that settled during the three and nine months ended September 30, 2012, respectively, and recognized a net increase related to oil hedges of $1.2 million and a net decrease of $2.0 million during the three and nine months ended September 30, 2011, respectively. As a result of the settlement of various natural gas swaps (including basis and NGL swaps), the Company also received $28.3 million and $94.2 million during the three and nine months ended September 30, 2012, respectively, and $15.6 million and $52.5 million during the three and nine months ended September 30, 2011, respectively.

The table below summarizes the realized and unrealized gains and losses the Company recognized related to its oil, natural gas, NGL and basis derivative instruments for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Realized gain on derivatives designated as cash flow hedges (1)	$20,391	$25,525	$66,654	$73,223

Realized gain (loss) on derivatives not designated as cash flow hedges	$12,295	$(8,711)	$35,014	$(22,705)
Unrealized ineffectiveness gain (loss) recognized on derivatives designated as cash flow hedges	0	(18)	0	1,032
Unrealized gain (loss) on derivatives not designated as cash flow hedges	(50,635)	10,014	18,417	8,939

Total commodity derivative gain (loss)	$(38,340)	$1,285	$53,431	$(12,734)

(1)	Included in oil and gas production revenues in the Unaudited Consolidated Statements of Operations.

The Company’s derivative financial instruments that hedge the price of oil and gas are generally executed with major financial or commodities trading institutions that expose the Company to market and credit risks and may, at times, be concentrated with certain counterparties or groups of counterparties. The Company has hedges in place with 12 different counterparties. Although notional amounts are used to express the volume of these contracts, the amounts potentially subject to credit risk, in the event of non-performance by the counterparties, are substantially smaller. The creditworthiness of counterparties is subject to continual review by management, and the Company believes all of these institutions currently are acceptable credit risks. Full performance is anticipated, and the Company has no past due receivables from any of its counterparties.

It is the Company’s policy to enter into derivative contracts with counterparties that are lenders or potential lenders in the Amended Credit Facility or affiliates of lenders in the Amended Credit Facility. Two counterparties that were lenders in the Amended Credit Facility withdrew from the facility when the Company amended the facility in October 2011. The Company will continue to monitor the credit worthiness of these two counterparties during the remaining duration of the derivatives that were entered into while they were lenders in the Amended Credit Facility. The Company’s derivative contracts are documented using an industry standard contract known as a Schedule to the Master Agreement and International Swaps and Derivative Association, Inc. (“ISDA”) Master Agreement or other contracts. Typical terms for these contracts include credit support requirements, cross default provisions, termination events and set-off provisions. The Company is not required to provide any credit support to its counterparties other than cross collateralization with the properties securing the Amended Credit Facility. The Company has set-off provisions in its derivative contracts with lenders under its Amended Credit Facility which, in the event of a counterparty default, allow the Company to set-off amounts owed to the defaulting counterparty under the Amended Credit Facility or other obligations against monies owed the Company under derivative contracts. Where the counterparty is not a lender under the Company’s Amended Credit Facility, the Company may not be able to set-off amounts owed by the Company under the Amended Credit Facility, even if such counterparty is an affiliate of a lender under such facility and even if the relevant agreement provides for it.

10. Income Taxes

The Company accounts for uncertainty in income taxes for tax positions taken or expected to be taken in a tax return in accordance with the FASB’s rules on income taxes. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on technical merits. During the three and nine months ended September 30, 2012, there was no change to the Company’s liability for uncertain tax positions.

The Company’s policy is to classify accrued penalties and interest related to unrecognized tax benefits in the Company’s income tax provision. The Company did not record any accrued interest or penalties associated with unrecognized tax benefits during the three and nine months ended September 30, 2012.

Income tax expense for the three and nine months ended September 30, 2012 and 2011 differs from the amounts that would be provided by applying the U.S. federal income tax rate to income before income taxes principally due to the effect of state income taxes, stock-based compensation and other operating expenses not deductible for income tax purposes.

11. Stockholders’ Equity

The Company’s authorized capital structure consists of 75,000,000 shares of preferred stock, par value $0.001 per share, and 150,000,000 shares of common stock, par value $0.001 per share. In October 2004, 150,000 shares of $0.001 per share par value preferred stock were designated as Series A Junior Participating Preferred Stock, none of which are outstanding. The remainder of the authorized preferred stock is undesignated. There are no issued and outstanding shares of preferred stock.

When issued, each share of Series A Junior Participating Preferred Stock will entitle the holder thereof to 1,000 votes on all matters submitted to a vote of the Company’s stockholders.

The Company may occasionally acquire treasury stock, which is recorded at cost, in connection with the vesting and exercise of stock-based awards or for other reasons. As of September 30, 2012, all treasury stock held by the Company was retired.

12. Accumulated Other Comprehensive Income.

The components of AOCI and related tax effects for the three and nine months ended September 30, 2012 were as follows:

	Gross	Tax Effect	Net of Tax
	(in thousands)
Accumulated other comprehensive income – June 30, 2012	$43,451	$(16,312)	$27,139
Reclassification adjustment for realized gains on hedges included in net income	(20,391)	7,652	(12,739)

Accumulated other comprehensive income – September 30, 2012	$23,060	$(8,660)	$14,400

	Gross	Tax Effect	Net of Tax
	(in thousands)
Accumulated other comprehensive income – December 31, 2011	$89,714	$(33,670)	$56,044
Reclassification adjustment for realized gains on hedges included in net income	(66,654)	25,010	(41,644)

Accumulated other comprehensive income – September 30, 2012	$23,060	$(8,660)	$14,400

13. Equity Incentive Compensation Plans and Other Employee Benefits

The Company maintains various stock-based compensation plans and other employee benefits as discussed below. Stock-based compensation is measured at the grant date based on the value of the awards, and the fair value is recognized on a straight-line basis over the requisite service period (usually the vesting period).

In May 2012, the Company’s stockholders approved and the Company adopted its 2012 Equity Incentive Plan (the “2012 Incentive Plan”). The 2012 Incentive Plan replaces the 2002 Stock Option Plan, 2003 Stock Option Plan, 2004 Stock Incentive Plan, and 2008 Stock Incentive Plan (the “Prior Plans”). No new grants will be made under the Prior Plans. The purpose of the 2012 Incentive Plan is to enhance the Company’s ability to attract and retain officers, employees and directors and to provide such persons with an interest in the Company aligned with the interests of stockholders. The 2012 Incentive Plan provides for the grant of stock options (including incentive stock options and non-qualified stock options) and other awards, including performance units, performance shares, share awards, share units, restricted stock, cash incentive, and stock appreciation rights or SARs.

The aggregate number of shares that the Company may issue under the 2012 Incentive Plan may not exceed 1,500,000 shares of the Company’s common stock plus any shares remaining for future grants under the Prior Plans, for a total of 2,051,402 shares available under the 2012 Incentive Plan on the date of adoption, subject to adjustment for future stock splits, stock dividends and similar changes in the Company’s capitalization. Shares underlying grants from the 2012 Incentive Plan and the Prior Plans that expire without being exercised or are forfeited are available for grant under the 2012 Incentive Plan. The aggregate number of shares of common stock subject to options, stock appreciation rights, or performance-based awards granted to a participant during any calendar year may not exceed 500,000 shares, and the maximum amount payable to a participant during any calendar year with respect to performance-based or cash incentive awards that are not denominated in common stock or common stock equivalents may not exceed $5.0 million. The 2012 Incentive Plan provides that all awards granted under the 2012 Incentive Plan expire not more than ten years from the grant date and have an exercise price of no less than the closing price of the Company’s common stock on the date of grant.

The following table presents the non-cash stock-based compensation related to equity awards for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Common stock options	$1,626	$1,813	$5,299	$5,721
Nonvested equity common stock	1,711	2,268	5,485	6,467
Nonvested equity common stock units (1)	371	0	371	0
Nonvested performance-based equity	372	881	1,175	1,725

Total (1)	$4,080	$4,962	$12,330	$13,913

(1)	Includes non-cash stock-based compensation related to director fees of $0.1 million for both the three and nine months ended September 30, 2012.

Unrecognized compensation cost as of September 30, 2012 was $26.7 million related to grants of nonvested stock options, nonvested equity shares of common stock, and nonvested equity shares of common stock units that are expected to be recognized over a weighted-average period of 2.5 years.

Stock Options. The following tables present the equity awards granted during the periods indicated pursuant to the Company’s various stock compensation plans:

	Three Months Ended September 30, 2012		Three Months Ended September 30, 2011
	Number of options	Weighted Average Price Per Share	Number of Options	Weighted Average Price Per Share
Options to purchase shares of common stock	26,602	$20.23	38,100	$45.60

	Nine Months Ended September 30, 2012		Nine Months Ended September 30, 2011
	Number of options	Weighted Average Price Per Share	Number of Options	Weighted Average Price Per Share
Options to purchase shares of common stock	582,284	$27.16	300,924	$40.13

Nonvested Equity Shares and Units. The following tables present the equity awards granted during the periods indicated pursuant to the Company’s various stock compensation plans:

	Three Months Ended September 30, 2012		Three Months Ended September 30, 2011
	Number of shares	Weighted Average Grant Date Fair Value	Number of shares	Weighted Average Grant Date Fair Value
Nonvested equity shares	31,664	$21.64	13,595	$44.88
Nonvested equity common stock units (1)	52,917	$18.94	0	$0
Nonvested performance-based equity shares	3,400	$23.48	800	$45.27

Total shares granted (1)	87,981		14,395

(1)	Includes 3,732 nonvested equity share units related to director fees with a weighted average grant date fair value of $24.77 for the three months ended September 30, 2012.

	Nine Months Ended September 30, 2012		Nine Months Ended September 30, 2011
	Number of shares	Weighted Average Grant Date Fair Value	Number of shares	Weighted Average Grant Date Fair Value
Nonvested equity shares	260,778	$26.06	330,056	$39.46
Nonvested equity common stock units (1)	52,917	$18.94	0	$0
Nonvested performance-based equity shares	179,987	$26.26	6,760	$40.52

Total shares granted (1)	493,682		336,816

(1)	Equity common stock units were issued beginning on July 1, 2012 and will be converted to shares of common stock as they vest. Includes 3,732 nonvested equity share units related to director fees with a weighted average grant date fair value of $24.77 for the nine months ended September 30, 2012.

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

Based on Company performance in 2010, 25.9% of the performance shares vested in February 2011, and the Company recognized $0.0 and $0.2 million of non-cash stock-based compensation expense related to these awards for the three and nine months ended September 30, 2011. Based upon the Company’s performance in 2011, 26.6% of the performance shares vested in February 2012, and the Company recognized $0.0 and $0.2 million of non-cash stock-based compensation expense related to these awards based on estimated performance for the three and nine months ended September 30, 2012, respectively. The Company recognized $0.7 million and $1.1 million of non-cash stock-based compensation expense during the three and nine months ended September 30, 2011, respectively, based on estimated 2011 performance.

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

In March 2012, the Compensation Committee approved the performance metrics used to measure potential vesting of the performance shares in the 2010 Program based on 2012 performance. For the year ending December 31, 2012, the performance goals consist of increases to oil and natural gas proved reserves (weighted at 25%), increases to oil and natural gas proved, probable and possible reserves (weighted at 25%), increases to the Company’s present value (at a 10% annual discount) of future net cash flows from proved reserves (weighted at 25%), and a discretionary cash flow metric (weighted at 25%). In March 2012, 95,925 performance-based nonvested equity shares of common stock in the 2010 Program were subject to the new grant date, and the fair value was remeasured at the grant date. During the three and nine months ended September 30, 2012, the Company granted an additional zero and 149 performance-based equity shares, respectively. All remaining unvested shares could potentially vest if all performance goals are met at the stretch level. As of March 31, 2012, the Company estimated 18.75% of the performance shares would vest in February 2013; however, based on new estimates during the three months ended June 30, 2012, the Company estimated that 0% of the performance shares would vest in February 2013. As of September 30, 2012, the Company estimated that 0% of the performance shares will vest in February 2013. Therefore, the Company recorded and subsequently reversed the $0.1 million of non-cash stock-based compensation expense during the nine months ended September 30, 2012.

In March 2012, the Compensation Committee also established the vesting terms of the Company’s nonvested equity awards in the 2010 Program that are subject to a market performance-based vesting condition, which is based on the Company’s total stockholder return (“TSR”) ranking relative to a defined peer group’s individual TSRs. In March 2012, 25,266 market-based nonvested equity shares of common stock were subject to the new grant date, and the fair value was remeasured at the grant date. During the three and nine months ended September 30, 2012, the Company granted an additional zero and 40 market-based nonvested equity shares, respectively. The fair value of the market-based awards is amortized ratably over the remaining requisite service period. All compensation expense related to the market-based awards will be recognized if the requisite service period is fulfilled, even if the market condition is not achieved. The Company recognized $0.1 million and $0.3 million of non-cash stock-based compensation expense attributable to these awards for the three and nine months ended September 30, 2012, respectively.

In March 2012, the Compensation Committee approved a new performance share program (the “2012 Program”) pursuant to the 2008 Incentive Plan. The performance-based awards contingently vest in May 2015, depending on the level at which the performance goals are achieved. The performance goals, which will be measured over the three year period ending December 31, 2014, consist of the Company’s TSR ranking relative to a defined peer group’s individual TSR (weighted at 33 1/3%), the percentage change in discretionary cash flow per debt adjusted share relative to a defined peer group’s percentage calculation (weighted at 33 1/3%) and percentage change in proved oil and natural gas reserves per debt adjusted share (weighted at 33 1/3%). Fifty percent of the total award will vest for performance met at the threshold level, 100% will vest at the target level and 200% will vest at the stretch level. If the actual results for a metric are between the threshold and target levels or between the target and stretch levels, the vested number of shares will be adjusted on a prorated basis of the actual results compared to the threshold, target and stretch goals. If the threshold metrics are not met, no shares will vest. In any event, the total number of shares of common stock that could vest will not exceed 200% of the original number of performance shares granted. At the end of the three year vesting period, any shares that have not vested will be forfeited. A total of 3,400 and 179,798 shares were granted under this program during the three and nine months ended September 30, 2012, respectively. All compensation expense related to the TSR metric will be recognized if the requisite service period is fulfilled, even if the market condition is not achieved. All compensation expense related to the discretionary cash flow metric and the proved oil and natural gas reserves metric will be based upon the number of shares expected to vest at the end of the three year period. The Company recognized $0.3 million and $0.7 million of non-cash stock-based compensation expense associated with these shares for the three and nine months ended September 30, 2012, respectively.

Director Fees. The Company’s non-employee, or outside, directors may elect to receive all or a portion of their annual retainer and meeting fees in the form of the Company’s common stock issued pursuant to the Company’s 2004 Incentive Plan or 2012 Incentive Plan. After each quarter, shares of common stock with a value equal to the fees payable for that quarter, calculated using the closing price on the last trading day before the end of the quarter, will be delivered to each outside director who elected before that quarter to receive shares for payment of director fees. Beginning July 1, 2012, nonvested equity share units under the 2012 Incentive Plan will be granted rather than issuing shares of common stock. These nonvested equity share units will vest immediately at the end of the applicable quarter. Once vested, the equity share units will settle at the end of the applicable quarter or such later date elected by the director. The following table summarizes, for the periods indicated, common stock issued as payment for directors’ fees and the amount of non-cash stock-based compensation cost recognized associated with the issuance of those shares:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Director fees (shares)	3,732	1,587	6,907	6,565
Stock-based compensation (in thousands)	$92	$58	$167	$270

Other Employee Benefits-401(k) Savings Plan. The Company has an employee-directed 401(k) savings plan (the “401(k) Plan”) for all eligible employees over the age of 21. Under the 401(k) Plan, employees may make voluntary contributions based upon a percentage of their pretax income.

The Company matches 100% of each employee’s contribution, up to 6% of the employee’s pretax income, with 50% of the match made with the Company’s common stock. The Company’s cash and common stock contributions are fully vested upon the date of match, and employees can immediately sell the portion of the match made with the Company’s common stock. The Company made matching cash and common stock contributions of $0.4 million and $1.6 million for the three and nine months ended September 30, 2012, respectively, and $0.3 million and $1.3 million for the three and nine months ended September 30, 2011, respectively.

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

The table below summarizes the activity in the plan during the year ended December 31, 2011 and nine months ended September 30, 2012 and the Company’s ending deferred compensation liability as of September 30, 2012 (in thousands):

Beginning deferred compensation liability balance – January 1, 2011	$260
Employee contributions	183
Company matching contributions	175
Distributions	(34)
Participant losses	(5)

Ending deferred compensation liability balance – December 31, 2011	$579
Employee contributions	185
Company matching contributions	134
Distributions	(117)
Participant earnings	41

Ending deferred compensation liability balance – September 30, 2012	$822

Amount to be paid within one year	$318
Remaining balance to be paid beyond one year	$504

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

The following table represents the Company’s activity in the investment assets held in the rabbi trust during the year ended December 31, 2011 and nine months ended September 30, 2012 (in thousands):

Beginning investment balance – January 1, 2011	$260
Investment purchases	362
Distributions	(34)
Earnings (losses)	(9)

Ending investment balance – December 31, 2011	$579
Investment purchases	318
Distributions	(117)
Earnings	42

Ending investment balance – September 30, 2012	$822

14. Commitments and Contingencies

Lease Financing Obligation. The Company has a financing lease arrangement with Bank of America Leasing & Capital, LLC as discussed in Note 6. As of September 30, 2012, the aggregate undiscounted minimum future lease payments are presented below (in thousands):

September 30, 2012
2012	$3,035
2013	12,139
2014	12,139
2015	12,139
2016	12,139
After 2016	44,506

Total	$96,097

Drilling Contracts. The Company has contracts with various drilling contractors to lease five rigs with remaining terms of up to one year. These commitments are not recorded on the accompanying Unaudited Consolidated Balance Sheets. As of September 30, 2012, the aggregate undiscounted minimum future drilling rig commitment was approximately $14.2 million. The Company may terminate the contracts but would be required to pay penalties of $8.6 million.

Gathering, Processing and Transportation Agreements. The Company has contractual commitments with midstream service companies and pipeline carriers for future gathering, processing and transportation of natural gas and liquids to move a portion of our production to market. The remaining terms on these contracts range from one to 12 years and require the Company to pay transportation demand and processing charges regardless of the amount of gas it delivers to the processing facility or pipeline. Commitments related to gathering, processing and transportation agreements are not recorded on the accompanying Unaudited Consolidated Balance Sheets.

The aggregate undiscounted commitments under our gathering, processing and transportation agreements are presented below:

September 30, 2012
(in thousands)
2012	$62,081
2013	62,049
2014	61,455
2015	59,686
2016	55,277
After 2016	156,216

Total	$456,764

The Company leases office space, vehicles and certain equipment under non-cancelable operating leases. The Company renewed the lease of its principal offices in Denver, Colorado in February 2012, extending the lease through March 2019 and adding square footage. As of September 30, 2012, the aggregate undiscounted minimum future lease commitments are presented below:

September 30, 2012
(in thousands)
2012	$3,845
2013	3,832
2014	3,304
2015	2,601
2016	2,506
After 2016	3,813

Total	$19,901

Other Obligations. The Company has one take-or-pay carbon dioxide (“CO2”) purchase agreement, amended in July 2012, which expires in December 2015. The agreement imposes a minimum volume commitment to purchase CO2 at a contracted price. The contract provides CO2 used in fracture stimulation operations in the Company’s West Tavaputs field in the Uinta Basin operations. If the Company does not take delivery of the minimum volume required, the Company is obligated to pay for the deficiency. As of September 30, 2012, the aggregate undiscounted minimum future commitment was approximately $5.7 million.

15. Guarantor Subsidiaries

In addition to the Amended Credit Facility, each of the 9.875% Senior Notes, the 7.625% Senior Notes, the 7.0% Senior Notes and the Convertible Notes, are registered securities, and are jointly and severally guaranteed on a full and unconditional basis by the Company’s 100% owned subsidiaries (“Guarantor Subsidiaries”). Presented below are the Company’s condensed consolidating unaudited balance sheets, statements of operations and statements of cash flows, as required by Rule 3-10 of Regulation S-X of the Securities Exchange Act of 1934, as amended.

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

Condensed Consolidating Balance Sheets

	As of September 30, 2012
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Assets:
Current assets	$156,668	$3,920	$0	$160,588
Property and equipment, net	2,742,215	122,626	0	2,864,841
Intercompany receivable (payable)	157,154	(157,154)	0	0
Investment in subsidiaries	(43,384)	0	43,384	0
Noncurrent assets	35,200	0	0	35,200

Total assets	$3,047,853	$(30,608)	$43,384	$3,060,629

Liabilities and Stockholders’ Equity:
Current liabilities	$218,809	$953	$0	$219,762
Long-term debt	1,318,540	0	0	1,318,540
Deferred income taxes	262,752	8,636	0	271,388
Other noncurrent liabilities	73,545	3,187	0	76,732
Stockholders’ equity	1,174,207	(43,384)	43,384	1,174,207

Total liabilities and stockholders’ equity	$3,047,853	$(30,608)	$43,384	$3,060,629

	As of December 31, 2011
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Assets:
Current assets	$244,256	$2,087	$0	$246,343
Property and equipment, net	2,301,355	105,409	0	2,406,764
Intercompany receivable (payable)	139,692	(139,692)	0	0
Investment in subsidiaries	(47,384)	0	47,384	0
Noncurrent assets	34,823	0	0	34,823

Total assets	$2,672,742	$(32,196)	$47,384	$2,687,930

Liabilities and Stockholders’ Equity:
Current liabilities	$232,347	$851	$0	$233,198
Long-term debt	882,240	0	0	882,240
Deferred income taxes	270,446	11,343	0	281,789
Other noncurrent liabilities	68,871	2,994	0	71,865
Stockholders’ equity	1,218,838	(47,384)	47,384	1,218,838

Total liabilities and stockholders’ equity	$2,672,742	$(32,196)	$47,384	$2,687,930

Condensed Consolidating Statements of Operations

	Three Months Ended September 30, 2012
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Operating and other revenues	$172,054	$8,812	$0	$180,866
Operating expenses	179,917	5,399	0	185,316
General and administrative	17,965	0	0	17,965
Interest and other income (expense)	(62,814)	0	0	(62,814)

Income (Loss) before income taxes and equity in earnings of subsidiaries	(88,642)	3,413	0	(85,229)
Benefit from income taxes	(32,603)	0	0	(32,603)
Equity in earnings (loss) of subsidiaries	3,413	0	(3,413)	0

Net income (loss)	$(52,626)	$3,413	$(3,413)	$(52,626)

	Nine Months Ended September 30, 2012
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Operating and other revenues	$502,175	$18,219	$0	$520,394
Operating expenses	461,243	14,219	0	475,462
General and administrative	51,441	0	0	51,441
Interest and other income (expense)	(14,869)	0	0	(14,869)

Income (Loss) before income taxes and equity in earnings of subsidiaries	(25,378)	4,000	0	(21,378)
Benefit from income taxes	(7,943)	0	0	(7,943)
Equity in earnings (loss) of subsidiaries	4,000	0	(4,000)	0

Net income (loss)	$(13,435)	$4,000	$(4,000)	$(13,435)

	Three Months Ended September 30, 2011
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Operating and other revenues	$202,634	$4,746	$0	$207,380
Operating expenses	139,298	4,668	0	143,966
General and administrative	17,795	0	0	17,795
Interest and other income (expense)	(12,732)	0	0	(12,732)

Income before income taxes and equity in earnings of subsidiaries	32,809	78	0	32,887
Provision for income taxes	12,251	0	0	12,251
Equity in earnings (loss) of subsidiaries	78	0	(78)	0

Net income (loss)	$20,636	$78	$(78)	$20,636

	Nine Months Ended September 30, 2011
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Operating and other revenues	$566,728	$10,436	$0	$577,164
Operating expenses	356,093	11,933	0	368,026
General and administrative	50,248	0	0	50,248
Interest and other income (expense)	(50,949)	0	0	(50,949)

Income (loss) before income taxes and equity in earnings (loss) of subsidiaries	109,438	(1,497)	0	107,941
Provision for income taxes	39,454	0	0	39,454
Equity in earnings (loss) of subsidiaries	(1,497)	0	1,497	0

Net income (loss)	$68,487	$(1,497)	$1,497	$68,487

Condensed Consolidating Statements of Comprehensive Income (Loss)

	Three Months Ended September 30, 2012
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Net income (loss)	$(52,626)	$3,413	$(3,413)	$(52,626)

Other Comprehensive Income (Loss), net of tax:
Effect of derivative financial instruments	(12,739)	0	0	(12,739)

Other comprehensive loss	(12,739)	0	0	(12,739)

Comprehensive income (loss)	$(65,365)	$3,413	$(3,413)	$(65,365)

	Nine Months Ended September 30, 2012
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Net income (loss)	$(13,435)	$4,000	$(4,000)	$(13,435)

Other Comprehensive Income (Loss), net of tax:
Effect of derivative financial instruments	(41,644)	0	0	(41,644)

Other comprehensive loss	(41,644)	0	0	(41,644)

Comprehensive income (loss)	$(55,079)	$4,000	$(4,000)	$(55,079)

	Three Months Ended September 30, 2011
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Net income (loss)	$20,636	$78	$(78)	$20,636

Other Comprehensive Income, net of tax:
Effect of derivative financial instruments	28,121	0	0	28,121

Other comprehensive income	28,121	0	0	28,121

Comprehensive income (loss)	$48,757	$78	$(78)	$48,757

	Nine Months Ended September 30, 2011
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Net income (loss)	$68,487	$(1,497)	$1,497	$68,487

Other Comprehensive Income, net of tax:
Effect of derivative financial instruments	10,282	0	0	10,282

Other comprehensive income	10,282	0	0	10,282

Comprehensive income (loss)	$78,769	$(1,497)	$1,497	$78,769

Condensed Consolidating Statements of Cash Flows

	Nine Months Ended September 30, 2012
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities	$284,188	$6,415	$0	$290,603
Cash flows from investing activities:
Additions to oil and gas properties, including acquisitions	(727,818)	(23,727)	0	(751,545)
Additions to furniture, fixtures and other	(5,519)	0	0	(5,519)
Proceeds from sale of properties and other investing activities	91	0	0	91
Cash flows from financing activities:
Proceeds from debt	785,826	0	0	785,826
Principal payments on debt	(343,163)	0	0	(343,163)
Intercompany transfers	(17,312)	17,312	0	0
Other financing activities	(9,691)	0	0	(9,691)

Change in cash and cash equivalents	(33,398)	0	0	(33,398)
Beginning cash and cash equivalents	57,281	50	0	57,331

Ending cash and cash equivalents	$23,883	$50	$0	$23,933

	Nine Months Ended September 30, 2011
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities	$339,748	$4,225	$0	$343,973
Cash flows from investing activities:
Additions to oil and gas properties, including acquisitions	(665,663)	(35,734)	0	(701,397)
Additions to furniture, fixtures and other	(6,107)	349	0	(5,758)
Proceeds from sale of properties and other investing activities	1,804	0	0	1,804
Cash flows from financing activities:
Proceeds from debt	730,000	0	0	730,000
Principal payments on debt	(330,000)	0	0	(330,000)
Intercompany transfers	(31,159)	31,159	0	0
Other financing activities	7,906	1	0	7,907

Change in cash and cash equivalents	46,529	0	0	46,529
Beginning cash and cash equivalents	58,690	0	0	58,690

Ending cash and cash equivalents	$105,219	$0	$0	$105,219

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements as to our future plans, estimates, beliefs and expected performance. Forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the following risks and uncertainties:

•	volatility of market prices received for oil, natural gas and natural gas liquids (“NGLs”);

•	costs and availability of third party facilities for gathering, processing, refining and transportation;

•	ability to receive drilling and other permits, regulatory approvals and required surface access and rights of way;

•	exploration risks such as drilling unsuccessful wells;

•	higher than expected costs and expenses including production, drilling and well equipment costs;

•	economic and competitive conditions;

•	debt and equity market conditions;

•	reductions in the borrowing base under our amended revolving bank credit facility (the “Amended Credit Facility”);

•	declines in the values of our oil and natural gas properties resulting in impairments;

•	changes in estimates of proved reserves;

•	derivative and hedging activities;

•	potential failure to achieve expected production from existing and future exploration or development projects or acquisitions;

•	occurrence of property acquisitions or divestitures;

•	legislative or regulatory changes including initiatives related to drilling and completion techniques such as hydraulic fracturing;

•	compliance with environmental and other regulations;

•	future processing volumes and pipeline throughput;

•	the potential for production decline rates from our wells to be greater than we expect;

•	ability to replace natural production declines with new drilling or recompletion activities;

•	capital expenditures and other contractual obligations;

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

Overview

Bill Barrett Corporation together with our wholly-owned subsidiaries (“the Company”, “we,” “our” or “us”) explores for and develops oil and natural gas in the Rocky Mountain region of the United States. We seek to build stockholder value through profitable growth in cash flow, reserves and production, which we expect will include investing in and profitably developing key existing development programs as well as growth through exploration and acquisitions. We seek high quality exploration and development projects with potential for providing long-term drilling inventories that generate high returns. Substantially all of our revenues are generated through the sale of oil and natural gas production and NGLs recovery at market prices and from the settlement of commodity hedges.

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

Results of Operations

The following table sets forth selected operating data for the periods indicated:

Three Months Ended September 30, 2012 Compared with Three Months Ended September 30, 2011

	Three Months Ended September 30,		Increase (Decrease)
	2012	2011	Amount	Percent
	($ in thousands, except per unit data)
Operating Results:
Operating and Other Revenues
Oil and gas production	$180,024	$206,611	$(26,587)	(13)%
Other	842	769	73	9%
Operating Expenses
Lease operating expense	17,003	13,683	3,320	24%
Gathering, transportation and processing expense	26,725	25,431	1,294	5%
Production tax expense	8,094	10,946	(2,852)	(26)%
Exploration expense	3,562	554	3,008	*nm
Impairment, dry hole costs and abandonment expense	38,540	17,187	21,353	124%
Depreciation, depletion and amortization	91,392	76,165	15,227	20%
General and administrative expense (1)	13,912	12,743	1,169	9%
Non-cash stock-based compensation expense (1)	4,053	5,052	(999)	(20)%

Total operating expenses	$203,281	$161,761	$41,520	26%
Production Data:
Natural gas (MMcf)	27,010	25,655	1,355	5%
Oil (MBbls)	714	396	318	80%
Combined volumes (MMcfe)	31,294	28,031	3,263	12%
Daily combined volumes (MMcfe/d)	340	305	35	12%
Average Prices (2):
Natural gas (per Mcf) (3)	$4.90	$6.48	$(1.58)	(24)%
Oil (per Bbl)	84.08	79.79	4.29	5%
Combined (per Mcfe)	6.15	7.06	(0.91)	(13)%
Average Costs (per Mcfe):
Lease operating expense	$0.54	$0.49	$0.05	10%
Gathering, transportation and processing expense	0.85	0.91	(0.06)	(7)%
Production tax expense	0.26	0.39	(0.13)	(33)%
Depreciation, depletion and amortization	2.92	2.72	0.20	7%
General and administrative expense (4)	0.44	0.45	(0.01)	(2)%

*	Not meaningful.
(1)

Non-cash stock-based compensation expense is presented herein as a separate line item but is combined with general and administrative expense for a total of $18.0 million and $17.8 million for the three months ended September 30, 2012 and 2011, respectively, in the Unaudited Consolidated Statements of Operations. This separate presentation is a non-GAAP measure.

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
(2)	Average prices shown in the table are net of the effects of all of our realized commodity hedging transactions.
(3)	Natural gas average prices include the effect of NGL related revenue.
(4)	Excludes non-cash stock-based compensation expense as described in Note 1 above. This presentation is a non-GAAP measure. Average costs per Mcfe for general and administrative expense, including non-cash stock-based compensation expense, as presented in the Unaudited Consolidated Statements of Operations, were $0.57 and $0.63 for the three months ended September 30, 2012 and 2011, respectively.

Production Revenues and Volumes. Production revenues decreased to $180.0 million for the three months ended September 30, 2012 from $206.6 million for the three months ended September 30, 2011. This decrease is due to a 22% decrease in oil and natural gas prices on a per Mcfe basis, including the effects of cash flow hedges, partially offset by a 12% increase in production volumes. The decrease in average prices decreased production revenues by approximately $45.4 million, while the net increase in production added approximately $18.8 million of production revenues.

The three months ended September 30, 2011 included settlements of $25.5 million from financial hedging instruments that were designated as cash flow hedges and excluded those that did not qualify, or were not designated, as cash flow hedges such as basis only and NGL swaps. The settlements from hedging instruments that were not designated as cash flow hedges were included in the line item commodity derivative gain (loss) within other income in the Unaudited Consolidated Statements of Operations. See “Commodity Derivative Gain (Loss)” below for more information related to the commodity derivative gain (loss) line item. We discontinued hedge accounting effective January 1, 2012. All accumulated gains or losses related to the discontinued cash flow hedges were recorded in accumulated other comprehensive income (“AOCI”) as of January 1, 2012 and will remain in AOCI on the Unaudited Consolidated Balance Sheets until the underlying transaction occurs. As the underlying transaction occurs, these gains or losses are reclassified from AOCI into oil and gas production revenues. The amount reclassified to oil and gas production revenues was a gain of $20.4 million for the three months ended September 30, 2012.

Total production volumes of 31.3 Bcfe for the three months ended September 30, 2012 increased from 28.0 Bcfe for the three months ended September 30, 2011 primarily due to an 80% increase in oil production during the three months ended September 30, 2012. Due to lower natural gas commodity prices in 2012, we discontinued drilling activity in the Piceance Basin and West Tavaputs field in the Uinta Basin to concentrate on our oil development programs. Although our natural gas production increased during the three months ended September 30, 2012, we expect natural gas production declines in future periods due to discontinuing natural gas drilling programs. Additional information concerning production is in the following table:

	Three Months Ended September 30, 2012			Three Months Ended September 30, 2011			% Increase (Decrease)
	Oil	Natural Gas	Total	Oil	Natural Gas	Total	Oil	Natural Gas	Total
	(MBbls)	(MMcf)	(MMcfe)	(MBbls)	(MMcf)	(MMcfe)	(MBbls)	(MMcf)	(MMcfe)
Piceance Basin	169	12,991	14,005	133	11,569	12,367	27%	12%	13%
Uinta-West Tavaputs	17	9,351	9,453	18	8,907	9,015	(6)%	5%	5%
Uinta Oil Program	399	668	3,062	209	405	1,659	91%	65%	85%
DJ Basin	92	311	863	13	79	157	*nm	*nm	*nm
Powder River-CBM	—	2,714	2,714	—	3,324	3,324	0%	(18)%	(18)%
Powder River Deep	27	21	183	14	29	113	93%	(28)%	62%
Wind River Basin	8	950	998	8	1,298	1,346	0%	(27)%	(26)%
Other	2	4	16	1	44	50	100%	(91)%	(68)%

Total	714	27,010	31,294	396	25,655	28,031	80%	5%	12%

*	Not meaningful.

Hedging Activities. During the three months ended September 30, 2012, approximately 69% of our oil volumes, 67% of our natural gas volumes (excluding basis only swaps, which were equivalent to 7% of our natural gas volumes), and 17% of our NGL related volumes were subject to financial hedges, which resulted in an increase in oil revenues of $4.3 million and an increase in natural gas revenues of $28.3 million after settlements for all commodity derivatives, including basis only and NGL swaps. During the three months ended September 30, 2011, approximately 66% of our oil volumes, 72% of our natural gas volumes (excluding basis only swaps, which were equivalent to 7% of our natural gas volumes), and 57% of our NGL related volumes were subject to financial hedges, which resulted in an increase in oil revenues of $1.2 million and an increase in gas revenues of $15.6 million after settlements for all commodity derivatives, including basis only and NGL swaps. We may not always be able to generate increases in income due to the expiration of hedges entered into at higher prices, and our ability to enter into new hedges at those prices has decreased as natural gas prices have fallen since entering into those hedges.

Lease Operating Expense. Lease operating expense increased to $0.54 per Mcfe for the three months ended September 30, 2012 from $0.49 per Mcfe for the three months ended September 30, 2011. The increase in lease operating expense is primarily related to oil producing properties in the Uinta and DJ Basins with inherently higher lifting costs per Mcfe compared to gas properties. As our development in the Uinta Oil Program continues to grow, we are adding necessary infrastructure and scale to reduce future operating costs on a unit of production basis.

Gathering, Transportation and Processing Expense. Gathering, transportation and processing expense decreased to $0.85 per Mcfe for the three months ended September 30, 2012 from $0.91 per Mcfe for the three months ended September 30, 2011 primarily due to increased oil production from the Uinta and DJ Basins. Transportation costs for oil production are significantly lower on a per Mcfe basis than gas production.

We have entered into long-term firm transportation contracts for a portion of our production to guarantee capacity on major pipelines and reduce the risk and impact related to possible production curtailments that may arise due to limited pipeline capacity. The majority of our long-term firm transportation agreements are for gas production in the Piceance and Uinta Basins. In addition, we have entered into long-term firm processing contracts on a portion of our gas production in the Piceance and Uinta Basins. Included in gathering, transportation and processing expense are $0.36 per Mcfe of firm transportation and gathering expense and $0.05 per Mcfe of firm processing expense from long-term contracts for both the three months ended September 30, 2012 and 2011.

Production Tax Expense. Total production taxes decreased to $8.1 million for the three months ended September 30, 2012 from $10.9 million for the three months ended September 30, 2011. Production taxes are primarily based on the wellhead values of production, which exclude gains and losses associated with hedging activities. Production tax expense decreased during the three months ended September 30, 2012 primarily due to an 11.6% decrease in wellhead values of production, excluding hedging activities, as well as a decrease in production tax rates. Production taxes as a percentage of oil and natural gas sales before hedging adjustments were 5.1% for the three months ended September 30, 2012 and 6.1% for the three months ended September 30, 2011.

Production tax rates vary across the different areas in which we operate. As the proportion of our production changes from area to area, our average production tax rate will vary depending on the quantities produced from each area and the production tax rates in effect for those areas. The decrease in the overall production tax rate is consistent with our production decrease in states with higher production tax rates.

Exploration Expense. Exploration expense increased to $3.6 million for the three months ended September 30, 2012 from $0.6 million for the three months ended September 30, 2011. Exploration expense for the three months ended September 30, 2012 consisted of $3.4 million of geological and geophysical seismic programs across several basins and $0.2 million for delay rentals across all basins. Exploration expense for the three months ended September 30, 2011 consisted of $0.4 million of geological and geophysical seismic programs and $0.2 million for delay rentals across all basins.

Impairment, Dry Hole Costs and Abandonment Expense. Our impairment, dry hole costs and abandonment expense increased to $38.5 million for the three months ended September 30, 2012 from $17.2 million for the three months ended September 30, 2011. We assess individually significant unproved properties for impairment on a quarterly basis and recognize a loss where circumstances indicate impairment in value. For the three months ended September 30, 2012, impairment expense was $18.8 million, dry hole costs were $15.6 million, and abandonment expense was $4.1 million. We recorded a non-cash impairment charge of $18.8 million related to certain unproved oil and gas properties within exploration projects in the Paradox Basin primarily as a result of unfavorable natural gas exploratory results, unfavorable market conditions and no plans to continue to evaluate the remaining acreage. The $15.6 million in dry hole costs primarily related to two unsuccessful exploratory natural gas wells in the Paradox Basin. For the three months ended September 30, 2011, impairment expense was $3.9 million, dry hole costs were $11.0 million, and abandonment expense was $2.3 million. The $3.9 million non-cash impairment expense related to acreage within an exploration project that we no longer consider prospective. The $11.0 million in dry hole costs primarily related to one unsuccessful exploratory well in the McRae Gap prospect of the Wind River Basin and two unsuccessful exploratory wells within the northern DJ Basin on acreage acquired prior to the DJ Basin Acquisition.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization (“DD&A”) increased to $91.4 million for the three months ended September 30, 2012 compared with $76.2 million for the three months ended September 30, 2011. The increase of $15.2 million was a result of a 12% increase in production for the three months ended September 30, 2012 compared with the three months ended September 30, 2011 coupled with an increase in the DD&A rate. The increase in production accounted for $8.9 million of additional DD&A expense, while the overall increase in the DD&A rate accounted for a $6.3 million increase in DD&A expense.

Under successful efforts accounting, depletion expense is calculated on a field-by-field basis based on geologic and reservoir delineation using the unit-of-production method. The capital expenditures for proved properties for each field compared to the proved reserves corresponding to each producing field determine a depletion rate for current production. For the three months ended September 30 2012, the relationship of capital expenditures, proved reserves and production from certain producing fields yielded a depletion rate of $2.92 per Mcfe compared with $2.72 per Mcfe for the three months ended September 30, 2011. Future depletion rates will be adjusted to reflect capital expenditures, changes in commodity prices, proved reserve changes and well performance.

General and Administrative Expense. General and administrative expense, excluding non-cash stock-based compensation, increased to $13.9 million in the three months ended September 30, 2012 from $12.7 million in the three months ended September 30, 2011. General and administrative expense, excluding non-cash stock-based compensation, is a non-GAAP measure. See Note 1 to the table on page 34 for a reconciliation and explanation. This increase was primarily due to an increase in the number of employees and the related increase in employee compensation and benefit programs for the three months ended September 30, 2012. On a per Mcfe basis, general and administrative expense, excluding non-cash stock-based compensation, decreased to $0.44 per Mcfe for the three months ended September 30, 2012 from $0.45 per Mcfe for the three months ended September 30, 2011, largely due to the 12% increase in production in the three months ended September 30, 2012.

Non-cash charges for stock-based compensation for the three months ended September 30, 2012 and the three months ended September 30, 2011 were $4.1 million and $5.1 million, respectively. Non-cash stock-based compensation expense for each of the three months ended September 30, 2012 and 2011 related primarily to vesting of our stock option awards and nonvested shares of common stock issued to employees.

The components of non-cash stock-based compensation for the three months ended September 30, 2012 and 2011 are shown in the following table:

	Three Months Ended September 30,
	2012	2011
	(in thousands)
Stock options, nonvested equity shares of common stock, and nonvested equity share units of common stock	$3,823	$4,878
Shares issued for 401(k) plan	138	116
Shares issued for directors’ fees	92	58

Total	$4,053	$5,052

Interest Expense. Interest expense increased to $24.5 million for the three months ended September 30, 2012 from $14.0 million for the three months ended September 30, 2011. The increase for the three months ended September 30, 2012 was primarily due to higher debt balances partially offset by lower borrowing costs. Our weighted average interest rate for the three months ended September 30, 2012 was 7.8% compared to 8.5% for the three months ended September 30, 2011. Interest cost is capitalized as a component of oil and gas property cost for significant exploration and development projects that require greater than six months to be readied for their intended use. We capitalized interest costs of $0.3 million for both the three months ended September 30, 2012 and 2011.

Commodity Derivative Gain (Loss). We discontinued hedge accounting effective January 1, 2012. Therefore, the commodity derivative gain (loss) line item in the Unaudited Consolidated Statements of Operations was comprised of changes in the derivatives’ fair value for all discontinued cash flow hedges. As a result of discontinuing hedge accounting on January 1, 2012, the mark-to-market value of all commodity hedge instruments within AOCI at December 31, 2011 was frozen in AOCI as of the de-designation date, January 1, 2012, and will be reclassified into earnings in future periods as the original hedged transactions occur. As such, subsequent to January 1, 2012, we have recognized unrealized gains and losses from prospective changes in commodity derivative fair values immediately in the Unaudited Consolidated Statements of Operations in the commodity derivative gain (loss) line item rather than deferring any such amounts in AOCI. For the three months ended September 30, 2012, the commodity derivative gain (loss) line item in the Unaudited Consolidated Statements of Operations also includes realized and unrealized gains and losses on hedges that do not qualify for cash flow hedge accounting or were not designated as cash flow hedges, which includes our basis only swaps and NGL swaps. As those instruments settle, their settlement will be presented as realized gains and losses within this same line item. This change in reporting had no impact on our reported cash flows, although future results of operations will be affected by unrealized gains and losses, which fluctuate with volatile oil and gas prices.

For the three months ended September 30, 2011, the commodity derivative gain (loss) line item in the Unaudited Consolidated Statements of Operations was comprised of ineffectiveness on cash flow hedges and realized and unrealized gains and losses on hedges that did not qualify for cash flow hedge accounting or were not designated as cash flow hedges. Ineffectiveness on cash flow hedges related to slight differences between the contracted location and the actual delivery location. Unrealized gains and losses include the change in the fair value of the derivative instruments that do not qualify for cash flow hedge accounting, which includes our basis only swaps and NGL swaps. As those instruments settle, their settlement are presented as realized gains and losses within this same line item.

Commodity derivative gain (loss) decreased to a loss of $38.3 million for the three months ended September 30, 2012 from a gain of $1.3 million for the three months ended September 30, 2011 primarily due to the large change in unrealized gain (loss) to a loss of $50.6 million compared to a gain of $10.0 million as of September 30, 2011 resulting from the increase in oil and gas commodity future pricing for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011, as well as the additional hedges included in the commodity derivative gain (loss) line item for the three months ended September 30, 2012 due to discontinuing hedge accounting as of January 1, 2012.

The table below summarizes the realized and unrealized gains and losses we recognized in commodity derivative gain (loss) for the periods indicated:

	Three Months Ended September 30,
	2012	2011
	(in thousands)
Realized gain (loss) on derivatives not designated as cash flow hedges	$12,295	$(8,711)
Unrealized ineffectiveness gain (loss) recognized on derivatives designated as cash flow hedges	0	(18)
Unrealized gain (loss) on derivatives not designated as cash flow hedges	(50,635)	10,014

Total commodity derivative gain (loss)	$(38,340)	$1,285

Income Tax Expense. A tax benefit of $32.6 million was realized for the three months ended September 30, 2012 compared with tax expense of $12.3 million for the three months ended September 30, 2011, based upon effective tax rates of 38.3% and 37.3%, respectively. The tax benefit was primarily the result of the variations in revenue and expense components as discussed above, resulting in a net loss before income taxes. The effective tax rate change was primarily the result of a decrease in tax deductible compensation related to stock options for the three months ended September 30, 2012. Additionally, projected hedging gains relative to our total revenues increased, resulting in an increase in income apportioned to higher tax rate jurisdictions. The effect of this rate change on our prior year net deferred tax liability was included in income tax expense for the three months ended September 30, 2012. The effective tax rate will vary from period to period due to changes in the composition of income between state tax jurisdictions resulting from our activity. For both the 2012 and 2011 periods, our effective tax rate differs from the federal statutory rate primarily because we recorded stock-based compensation expense and other operating expenses that are subject to different treatment for income tax purposes than for financial reporting purposes as well as the effect of state income taxes.

Nine Months Ended September 30, 2012 Compared with Nine Months Ended September 30, 2011

	Nine Months Ended September 30,		Increase (Decrease)
	2012	2011	Amount	Percent
	($ in thousands, except per unit data)
Operating Results:
Operating and Other Revenues
Oil and gas production	$516,556	$573,136	$(56,580)	(10)%
Other	3,838	4,028	(190)	(5)%
Operating Expenses
Lease operating expense	54,671	41,057	13,614	33%
Gathering, transportation and processing expense	79,939	66,105	13,834	21%
Production tax expense	21,193	29,293	(8,100)	(28)%
Exploration expense	8,063	2,602	5,461	210%
Impairment, dry hole costs and abandonment expense	60,179	18,563	41,616	224%
Depreciation, depletion and amortization	251,417	210,406	41,011	19%
General and administrative expense (1)	39,026	36,549	2,477	7%
Non-cash stock-based compensation expense (1)	12,415	13,699	(1,284)	(9)%

Total operating expenses	$526,903	$418,274	$108,629	26%
Production Data:
Natural gas (MMcf)	78,417	71,596	6,821	10%
Oil (MBbls)	1,830	1,024	806	79%
Combined volumes (MMcfe)	89,397	77,740	11,657	15%
Daily combined volumes (MMcfe/d)	326	285	41	15%
Average Prices (2):
Natural gas (per Mcf) (3)	$5.04	$6.54	$(1.50)	(23)%
Oil (per Bbl)	85.49	80.24	5.25	7%
Combined (per Mcfe)	6.17	7.08	(0.91)	(13)%
Average Costs (per Mcfe):
Lease operating expense	$0.61	$0.53	$0.08	15%
Gathering, transportation and processing expense	0.89	0.85	0.04	5%
Production tax expense	0.24	0.38	(0.14)	(37)%
Depreciation, depletion and amortization	2.81	2.71	0.10	4%
General and administrative expense (4)	0.44	0.47	(0.03)	(6)%

*	Not meaningful.
(1)	Non-cash stock-based compensation expense is presented herein as a separate line item but is combined with general and administrative expense for a total of $51.4 million and $50.2 million for the nine months ended September 30, 2012 and 2011, respectively, in the Unaudited Consolidated Statements of Operations. This separate presentation is a non-GAAP measure. Management believes the separate presentation of the non-cash component of general and administrative expense is useful because the cash portion provides a better understanding of our required cash for general and administrative expenses. We also believe that this disclosure allows for a more accurate comparison to our peers, which may have higher or lower expenses associated with stock-based grants.
(2)	Average prices shown in the table are net of the effects of all of our realized commodity hedging transactions.
(3)	Natural gas average prices include the effect of NGL related revenue.
(4)	Excludes non-cash stock-based compensation expense as described in footnote (1) above. This presentation is a non-GAAP measure. Average costs per Mcfe for general and administrative expense, including non-cash stock-based compensation expense, as presented in the Unaudited Consolidated Statements of Operations, were $0.58 and $0.65 for the nine months ended September 30, 2012 and 2011, respectively.

Production Revenues and Volumes. Production revenues decreased to $516.6 million for the nine months ended September 30, 2012 from $573.1 million for the nine months ended September 30, 2011. This decrease was due to a 22% decrease in oil and natural gas prices on a per Mcfe basis, including the effects of cash flow hedges, partially offset by a 15% increase in production volumes. The decrease in average prices decreased production revenues by approximately $123.9 million, while the net increase in production added approximately $67.4 million of production revenues.

The nine months ended September 30, 2011 included settlements of $73.2 million from financial hedging instruments that were designated as cash flow hedges and excluded those that did not qualify, or were not designated, as cash flow hedges such as basis only and NGL swaps. The settlements from hedging instruments that were not designated as cash flow hedges were included in the line item commodity derivative gain (loss) within other income in the Unaudited Consolidated Statements of Operations. See “—Commodity Derivative Gain (Loss)” below for more information related to the commodity derivative gain (loss) line item. We discontinued hedge accounting effective January 1, 2012. All accumulated gains or losses related to the discontinued cash flow hedges were recorded in AOCI effective January 1, 2012 and will remain in AOCI until the underlying transaction occurs. As the underlying transaction occurs, these gains or losses are reclassified from AOCI into oil and gas production revenues. The amount reclassified to oil and gas production revenues was a gain of $66.7 million for the nine months ended September 30, 2012.

Total production volumes of 89.4 Bcfe for the nine months ended September 30, 2012 increased from 77.7 Bcfe for the nine months ended September 30, 2011 primarily due to a 79% increase in oil production during the nine months ended September 30, 2012. Due to lower natural gas commodity prices in 2012, we discontinued drilling activity in the Piceance Basin and West Tavaputs field in the Uinta Basin to concentrate on our oil development programs. Although our natural gas production increased during the nine months ended September 30, 2012, we expect natural gas production declines in future periods due to discontinuing natural gas drilling programs. Additional information concerning production is in the following table:

	Nine Months Ended September 30, 2012			Nine Months Ended September 30, 2011			% Increase (Decrease)
	Oil	Natural Gas	Total	Oil	Natural Gas	Total	Oil	Natural Gas	Total
	(MBbls)	(MMcf)	(MMcfe)	(MBbls)	(MMcf)	(MMcfe)	(MBbls)	(MMcf)	(MMcfe)
Piceance Basin	469	36,669	39,483	394	33,822	36,186	19%	8%	9%
Uinta-West Tavaputs	50	27,479	27,779	39	22,398	22,632	28%	23%	23%
Uinta Oil Program	992	1,757	7,709	528	1,093	4,261	88%	61%	81%
DJ Basin	237	804	2,226	13	79	157	*nm	*nm	*nm
Powder River-CBM	—	8,510	8,510	—	9,962	9,962	0%	(15)%	(15)%
Powder River Deep	61	82	448	27	75	237	126%	9%	89%
Wind River Basin	15	3,059	3,149	17	4,042	4,144	(12)%	(24)%	(24)%
Other	6	57	93	6	125	161	0%	(54)%	(42)%

Total	1,830	78,417	89,397	1,024	71,596	77,740	79%	10%	15%

*	Not meaningful.

Hedging Activities. During the nine months ended September 30, 2012, approximately 77% of our oil volumes, 66% of our natural gas volumes (excluding basis only swaps, which were equivalent to 7% of our natural gas volumes), and 22% of our NGL related volumes were subject to financial hedges, which resulted in an increase in oil revenues of $7.4 million and an increase in natural gas revenues of $94.2 million after settlements for all commodity derivatives, including basis only and NGL swaps. During the nine months ended September 30, 2011, approximately 67% of our oil volumes, 67% of our natural gas volumes (excluding basis only swaps, which were equivalent to 8% of our natural gas volumes), and 55% of our NGL related volumes were subject to financial hedges, which resulted in a decrease in oil revenues of $2.0 million and an increase in gas revenues of $52.5 million after settlements for all commodity derivatives, including basis only and NGL swaps. We may not always be able to generate increases in income due to the expiration of hedges entered into at higher prices, and our ability to enter into new hedges at those prices has decreased as natural gas prices have fallen since entering into those hedges.

Lease Operating Expense. Lease operating expense increased to $0.61 per Mcfe for the nine months ended September 30, 2012 from $0.53 per Mcfe for the nine months ended September 30, 2011. The increase in lease operating expense is primarily related to oil producing properties in the Uinta and DJ Basins with inherently higher lifting costs per Mcfe compared to gas properties. As our development in the Uinta Oil Program continues to grow, we are adding necessary infrastructure and scale to reduce future operating costs on a unit of production basis.

Gathering, Transportation and Processing Expense. Gathering, transportation and processing expense increased to $0.89 per Mcfe for the nine months ended September 30, 2012 from $0.85 per Mcfe for the nine months ended September 30, 2011. Increased production from the West Tavaputs field within the Uinta Basin has led to an increase in volumes gathered, transported and processed under higher cost agreements, which resulted in higher costs on a per unit basis. The increase in transportation costs was primarily related to West Tavaputs due to firm transportation agreements that became effective in July 2011 for the Ruby Pipeline and Wyoming Interstate Company. In addition, we decreased drilling activity in the West Tavaputs area of the Uinta Basin. As a result, we were unable to meet a portion of our minimum volume commitments relating to our firm processing agreements and incurred a one-time charge of approximately $2.5 million in March 2012. The increases above were offset by higher oil production that has lower transportation costs on a per Mcfe basis.

We have entered into long-term firm transportation contracts for a portion of our production to guarantee capacity on major pipelines and reduce the risk and impact related to possible production curtailments that may arise due to limited pipeline capacity. The majority of our long-term firm transportation agreements are for gas production in the Piceance and Uinta Basins. In addition, we have entered into long-term firm processing contracts on a portion of our gas production in the Piceance and Uinta Basins. Included in gathering, transportation and processing expense are $0.38 and $0.31 per Mcfe of firm transportation and gathering expense for the nine months ended September 30, 2012 and 2011, respectively, and $0.05 per Mcfe of firm processing expense from long-term contracts for both the nine months ended September 30, 2012 and 2011. The increase in firm transportation and gathering expense to $0.38 per Mcfe for the nine months ended September 30, 2012 compared with $0.31 per Mcfe for the nine months ended September 30, 2011 was the result of additional long-term contracts executed with various pipelines for our natural gas production in the Piceance and Uinta Basins as mentioned above.

Production Tax Expense. Total production taxes decreased to $21.2 million for the nine months ended September 30, 2012 from $29.3 million for the nine months ended September 30, 2011. Production taxes are primarily based on the wellhead values of production, which exclude gains and losses associated with hedging activities. Production tax expense decreased during the nine months ended September 30, 2012 primarily due to a 10.1% decrease in wellhead values of production, excluding hedging activities. Production taxes as a percentage of oil and natural gas sales before hedging adjustments were 4.7% for the nine months ended September 30, 2012, which included a reduction of 1.0% related to nonrecurring items associated with the Utah, Colorado and Wyoming production tax calculations. Production taxes as a percentage of oil and natural gas sales before hedging adjustments were 5.9% for the nine months ended September 30, 2011, which included a reduction of 0.3% related to the nonrecurring items associated with the Utah, Colorado and Wyoming annual severance tax calculations.

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

Exploration Expense. Exploration expense increased to $8.1 million for the nine months ended September 30, 2012 from $2.6 million for the nine months ended September 30, 2011. Exploration expense for the nine months ended September 30, 2012 consisted of $7.3 million of geological and geophysical seismic programs and $0.8 million for delay rentals across all basins. Exploration expense for the nine months ended September 30, 2011 consisted of $1.8 million of geological and geophysical seismic programs and $0.8 million for delay rentals across all basins.

Impairment, Dry Hole Costs and Abandonment Expense. Our impairment, dry hole costs and abandonment expense increased to $60.2 million for the nine months ended September 30, 2012 from $18.6 million for the nine months ended September 30, 2011. We assess individually significant unproved properties for impairment on a quarterly basis and recognize a loss where circumstances indicate impairment in value. For the nine months ended September 30, 2012, impairment expense was $37.1 million, dry hole costs were $15.9 million, and abandonment expense was $7.2 million. We recorded a non-cash impairment charge of $37.1 million related to certain unproved oil and gas properties within various exploration and development projects primarily as a result of unfavorable natural gas exploratory results, unfavorable market conditions or no plans to continue to evaluate the remaining acreage. The $15.9 million in dry hole costs primarily related to two unsuccessful exploratory natural gas wells in the Paradox Basin. For the nine months ended September 30, 2011, impairment expense was $3.9 million, dry hole costs were $11.2 million, and abandonment expense was $3.5 million, primarily in the Paradox Basin. The $3.9 million non-cash impairment expense related to acreage within an exploration project that we no longer consider prospective. The $11.2 million in dry hole costs related to one unsuccessful exploratory well in the McRae Gap prospect of the Wind River Basin and two unsuccessful exploratory wells within the northern DJ Basin on acreage acquired prior to the 2011 DJ Basin Acquisition.

Depreciation, Depletion and Amortization. DD&A increased to $251.4 million for the nine months ended September 30, 2012 compared with $210.4 million for the nine months ended September 30, 2011. The increase of $41.0 million was a result of a 15% increase in production for the nine months ended September 30, 2012 compared with the nine months ended September 30, 2011 coupled with an increase in the DD&A rate. The increase in production accounted for $31.5 million of additional DD&A expense, while the overall increase in the DD&A rate accounted for a $9.5 million increase in DD&A expense.

Under successful efforts accounting, depletion expense is calculated on a field-by-field basis based on geologic and reservoir delineation using the unit-of-production method. The capital expenditures for proved properties for each field compared to the proved reserves corresponding to each producing field determine a depletion rate for current production. For the nine months ended September 30 2012, the relationship of capital expenditures, proved reserves and production from certain producing fields yielded a depletion rate of $2.81 per Mcfe compared with $2.71 per Mcfe for the nine months ended September 30, 2011. Future depletion rates will be adjusted to reflect capital expenditures, changes in commodity prices, proved reserve changes and well performance.

General and Administrative Expense. General and administrative expense, excluding non-cash stock-based compensation, increased to $39.0 million for the nine months ended September 30, 2012 from $36.5 million for the nine months ended September 30, 2011. General and administrative expense, excluding non-cash stock-based compensation, is a non-GAAP measure. See Note 1 to the table on page 39 for a reconciliation and explanation. This increase was primarily due to an increase in employee compensation and benefit programs for the nine months ended September 30, 2012. On a per Mcfe basis, general and administrative expense, excluding non-cash stock-based compensation, decreased to $0.44 per Mcfe for the nine months ended September 30, 2012 from $0.47 per Mcfe for the nine months ended September 30, 2011, largely due to the 15% increase in production in the nine months ended September 30, 2012.

Non-cash charges for stock-based compensation for the nine months ended September 30, 2012 and the nine months ended September 30, 2011 were $12.4 million and $13.7 million, respectively. Non-cash stock-based compensation expense for each of the nine months ended September 30, 2012 and 2011 related primarily to vesting of our stock option awards and nonvested shares of common stock issued to employees.

The components of non-cash stock-based compensation for the nine months ended September 30, 2012 and 2011 are shown in the following table:

	Nine Months Ended September 30,
	2012	2011
	(in thousands)
Stock options, nonvested equity shares of common stock and non-vested equity share units of company stock	$11,652	$12,925
Shares issued for 401(k) plan	596	504
Shares issued for directors’ fees	167	270

Total	$12,415	$13,699

Interest Expense. Interest expense increased to $70.0 million for the nine months ended September 30, 2012 from $38.4 million for the nine months ended September 30, 2011. The increase for the nine months ended September 30, 2012 was primarily due to higher debt balances partially offset by lower average borrowing costs. Our weighted average interest rate for the nine months ended September 30, 2012 was 8.5% compared to 10.3% for the nine months ended September 30, 2011. Interest cost is capitalized as a component of oil and gas property cost for significant exploration and development projects that require greater than six months to be readied for their intended use. We capitalized interest costs of $0.5 million and $1.2 million for the nine months ended September 30, 2012 and 2011, respectively.

Commodity Derivative Gain (Loss). We discontinued hedge accounting effective January 1, 2012. Therefore, the commodity derivative gain (loss) line item in the Unaudited Consolidated Statements of Operations was comprised of changes in the derivatives’ fair value for all discontinued cash flow hedges. As a result of discontinuing hedge accounting effective January 1, 2012, the mark-to-market value of all commodity hedge instruments within AOCI at December 31, 2011 was frozen in AOCI as of the de-designation date, January 1, 2012, and will be reclassified into earnings in future periods as the original hedged transactions occur. As such, subsequent to January 1, 2012, we have recognized unrealized gains and losses from prospective changes in commodity derivative fair values immediately in the Unaudited Consolidated Statements of Operations in the commodity derivative gain (loss) line item rather than deferring any such amounts in AOCI. For the nine months ended September 30, 2012, the commodity derivative gain (loss) line item in the Unaudited Consolidated Statements of Operations also includes realized and unrealized gains and losses on hedges that do not qualify for cash flow hedge accounting or were not designated as cash flow hedges, which includes our basis only swaps and NGL swaps. As those instruments settle, their settlement will be presented as realized gains and losses within this same line item. This change in reporting had no impact on our reported cash flows, although future results of operations will be affected by unrealized gains and losses, which fluctuate with volatile oil and gas prices.

For the nine months ended September 30, 2011, the commodity derivative gain (loss) line item in the Unaudited Consolidated Statements of Operations was comprised of ineffectiveness on cash flow hedges and realized and unrealized gains and losses on hedges that did not qualify for cash flow hedge accounting or were not designated as cash flow hedges. Ineffectiveness on cash flow hedges related to slight differences between the contracted location and the actual delivery location. Unrealized gains and losses include the change in the fair value of the derivative instruments that do not qualify for cash flow hedge accounting, which includes our basis only swaps and NGL swaps. As those instruments settle, their settlement are presented as realized gains and losses within this same line item.

The commodity derivative gain (loss) line item increased to a gain of $53.4 million for the nine months ended September 30, 2012 from a loss of $12.7 million for the nine months ended September 30, 2011 primarily due to the increase in realized and unrealized gains resulting from the decrease in oil and gas commodity pricing for the period ended September 30, 2012 as compared to September 30, 2011, as well as the additional hedges included in the commodity derivative gain (loss) line item for the nine months ended September 30, 2012 due to discontinuing hedge accounting as of January 1, 2012.

The table below summarizes the realized and unrealized gains and losses we recognized in commodity derivative gain (loss) for the periods indicated:

	Nine Months Ended September 30,
	2012	2011
	(in thousands)
Realized gain (loss) on derivatives not designated as cash flow hedges	$35,014	$(22,705)
Unrealized ineffectiveness gain recognized on derivatives designated as cash flow hedges	0	1,032
Unrealized gain (loss) on derivatives not designated as cash flow hedges	18,417	8,939

Total commodity derivative gain (loss)	$53,431	$(12,734)

Income Tax Expense. A tax benefit of $7.9 million was realized for the nine months ended September 30, 2012 compared to tax expense of $39.5 million for the nine months ended September 30, 2011, based upon effective tax rates of 37.2% and 36.6%, respectively. The benefit in income tax was primarily the result of the variations in revenue and expense components as discussed above, resulting in a net loss before income taxes. The effective tax rate change was primarily the result of a decrease in tax deductible compensation related to stock options for the nine months ended September 30, 2012. Additionally, projected hedging gains relative to our total revenues increased, resulting in an increase in income apportioned to higher tax rate jurisdictions. The effect of this rate change on our prior year net deferred tax liability was included in income tax expense for the nine months ended September 30, 2012. The effective tax rate will vary from period to period due to changes in the composition of income between state tax jurisdictions resulting from our activity. For both the 2012 and 2011 periods, our effective tax rate differs from the federal statutory rate primarily because we recorded stock-based compensation expense and other operating expenses that are subject to different treatment for income tax purposes than for financial reporting purposes as well as the effect of state income taxes.

Capital Resources and Liquidity

Our primary sources of liquidity since our formation in January 2002 have been net cash provided by operating activities, sales and other issuances of equity and debt securities, including our Convertible Notes and senior notes, bank credit facilities, proceeds from the Lease Financing Obligation, proceeds from joint exploration agreements and sales of interests in properties. Our primary use of capital has been for the exploration, development and acquisition of oil and natural gas properties. As we seek to pursue profitable reserves and production growth, we continually monitor the capital resources, including issuance of equity and debt securities, available to us to meet our future financial obligations, planned capital expenditure activities and liquidity. Our future success in growing proved reserves and production will be highly dependent on capital resources available to us and our success in finding or acquiring additional reserves. We believe that we have significant liquidity available to us from cash flows from operations and under our Amended Credit Facility for our planned uses of capital. In addition, our hedge positions currently provide relative certainty on a portion of our cash flows from operations through 2013 even if oil and natural gas commodity prices decline. We actively review acquisition opportunities on an ongoing basis. If we were to make significant additional acquisitions for cash, we may need to obtain additional financing , including equity or debt financing, which may be at a higher cost than previous issuances, or funding through divestitures. On June 28, 2012, we filed with the SEC a new universal shelf registration statement that we may use for future securities offerings.

At September 30, 2012, we had cash and cash equivalents of $23.9 million and a $160.0 million balance outstanding under our Amended Credit Facility. On October 18, 2011, we further amended our Amended Credit Facility, to extend the maturity date to October 31, 2016. The amendment also decreased the interest margin to LIBOR plus applicable margins of 1.5% to 2.5% or Alternate Base Rate “ABR” plus 0.5% to 1.5% and reduced the commitment fee to a range of 0.375% to 0.5% based on borrowing base utilization. The borrowing base was re-determined on October 1, 2012, with a borrowing base of $900.0 million and commitments of $900.0 million based on June 30, 2012 proved reserves, hedge position, senior debt outstanding and lender commodity price benchmarks. Future borrowing bases will be computed based on proved oil and natural gas reserves, hedge position and estimated future cash flows from those reserves, as well as any other outstanding debt of the Company. Our borrowing capacity was reduced by $26.0 million to $714.0 million due to an outstanding irrevocable letter of credit related to a firm transportation agreement.

Cash Flow from Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2012 and 2011 was $290.6 million and $344.0 million, respectively. Cash provided by operating activities decreased primarily due to lower commodity prices and higher cash operating expenses, including lease operating expense and gathering, transportation and processing expense.

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

To mitigate some of the potential negative impact on cash flow caused by changes in oil, natural gas and NGL prices, we have entered into financial commodity swap and cashless collar contracts (purchased put options and written call options) to receive fixed prices for a portion of our production revenues. The cashless collars are used to establish floor and ceiling prices on anticipated future oil and natural gas production revenues. We typically hedge a fixed price for natural gas at our sales points (NYMEX less basis) to mitigate the risk of differentials to the NYMEX Henry Hub Index. In addition to the swaps and collars, we also have entered into basis only swaps. With a basis only swap, we have hedged the difference between the NYMEX price and the price received for our natural gas production at the specific delivery location. At September 30, 2012, we had in place crude oil financial swaps covering portions of our 2012, 2013, 2014 and 2015 production, crude oil financial collars covering portions of our 2012 production, natural gas swaps covering portions of our 2012, 2013 and 2014 production, basis only swaps covering portions of our 2012 production, and NGL swaps covering portions of our 2012 and 2013 production.

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

All derivative instruments, other than those that meet the normal purchase and normal sales exception as mentioned above, are recorded at fair market value and are included on the Unaudited Consolidated Balance Sheets as assets or liabilities. All fair values are adjusted for non-performance risk. Before discontinuing hedge accounting effective January 1, 2012, changes in fair value of our derivative instruments that qualified and were designated as cash flow hedges, to the extent the hedges are effective, were recognized in AOCI until the forecasted transaction occurs. The ineffective portion of hedge derivatives was reported in commodity derivative gain (loss) in the Unaudited Consolidated Statements of Operations. Realized gains and losses on cash flow hedges were transferred from AOCI and recognized in earnings and included within oil and gas production revenues in the Unaudited Consolidated Statements of Operations as the associated production occurred.

We discontinued hedge accounting effective January 1, 2012. Therefore, the commodity derivative gain (loss) line item in the Unaudited Consolidated Statements of Operations was comprised of changes in the derivative’s fair value for all discontinued cash flow hedges. As a result of discontinuing hedge accounting effective January 1, 2012, the mark-to-market value of all commodity hedge instruments within AOCI at December 31, 2011 was frozen in AOCI as of the de-designation date, January 1, 2012, and will be reclassified into earnings in future periods as the original hedged transactions affect earnings. As such, subsequent to January 1, 2012, we have recognized unrealized gains and losses from prospective changes in commodity derivative fair values immediately in the

Unaudited Consolidated Statements of Operations in the commodity derivative gain (loss) line item rather than deferring any such amounts in AOCI. The commodity derivative gain (loss) line item in the Unaudited Consolidated Statements of Operations also includes realized and unrealized gains and losses on hedges that do not qualify for cash flow hedge accounting or were not designated as cash flow hedges. As those instruments settle, their settlement will be presented as realized gains and losses within this same line item. This change in reporting had no impact on our reported cash flows, although future results of operations will be affected by unrealized gains and losses, which fluctuate with volatile oil and gas prices.

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

At September 30, 2012, the estimated fair value of all of our commodity derivative instruments was a net asset of $35.0 million, comprised of current and noncurrent assets and liabilities. We will reclassify the appropriate cash flow hedge amounts from AOCI, related to hedges designated as cash flow hedges prior to January 1, 2012, to gains and losses included in oil and gas production revenues as the hedged production quantities are produced. As a result of our election to discontinue cash flow hedge accounting effective January 1, 2012, we did not have any derivatives designated as cash flow hedging instruments at September 30, 2012.

The table below summarizes the realized and unrealized gains and losses that we recognized related to our oil and natural gas derivative instruments for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Realized gain on derivatives designated as cash flow hedges (1)	$20,391	$25,525	$66,654	$73,223

Realized gain (loss) on derivatives not designated as cash flow hedges	$12,295	$(8,711)	$35,014	$(22,705)
Unrealized ineffectiveness gain (loss) recognized on derivatives designated as cash flow hedges	0	(18)	0	1,032
Unrealized gain (loss) on derivatives not designated as cash flow hedges	(50,635)	10,014	18,417	8,939

Total commodity derivative gain (loss)	$(38,340)	$1,285	$53,431	$(12,734)

(1)	Included in oil and gas production revenues in the Unaudited Consolidated Statements of Operations.

The following table summarizes all of our hedges in place as of September 30, 2012:

Contract	Total Hedged Volumes	Quantity Type	Weighted Average Floor Price	Weighted Average Ceiling Price	Weighted Average Fixed Price	Basis Differential	Index Price(1)	Fair Market Value (in thousands)
Cashless Collars:
2012
Oil	36,800	Bbls	$92.50	$131.30	N/A	N/A	WTI	$119
Swap Contracts:
2012
Natural gas	3,305,000	MMBtu	N/A	N/A	$4.69	N/A	CIG	5,414
Natural gas	13,345,000	MMBtu	N/A	N/A	$3.93	N/A	NWPL	10,074
Natural gas liquids(3)	9,375,000	Gallons	N/A	N/A	$1.72	N/A	Mt. Belvieu	2,472
Oil	570,400	Bbls	N/A	N/A	$100.87	N/A	WTI	4,637
2013
Natural gas	1,825,000	MMBtu	N/A	N/A	$5.01	N/A	CIG	2,522
Natural gas	47,700,000	MMBtu	N/A	N/A	$3.63	N/A	NWPL	(2,863)
Natural gas liquids(3)	13,500,000	Gallons	N/A	N/A	$1.78	N/A	Mt. Belvieu	2,861
Oil	2,372,500	Bbls	N/A	N/A	$98.57	N/A	WTI	11,466
2014
Natural gas	23,725,000	MMbtu	N/A	N/A	$3.81	N/A	NWPL	(5,059)
Oil	985,500	Bbls	N/A	N/A	$96.77	N/A	WTI	5,097
2015
Oil	182,500	Bbls	N/A	N/A	$90.56	N/A	WTI	252
Basis Only Swap Contracts(2):
2012
Natural gas	920,000	MMBtu	N/A	N/A	N/A	$(1.24)	NWPL	(1,015)
Natural gas	920,000	MMBtu	N/A	N/A	N/A	$(1.20)	CIG	(944)

Total								$35,033

The following table includes all hedges entered into subsequent to September 30, 2012 through October 19, 2012:

Contract	Total Hedged Volumes	Quantity Type	Weighted Average Floor Price	Weighted Average Ceiling Price	Weighted Average Fixed Price	Basis Differential	Index Price(1)
Swap Contracts:
2012
Oil	36,800	Bbls	N/A	N/A	$93.13	N/A	WTI
2013
Natural gas	3,650,000	MMbtu	N/A	N/A	$3.81	N/A	NWPL
2014
Natural gas	3,650,000	MMbtu	N/A	N/A	$4.02	N/A	NWPL

(1)	CIG refers to Colorado Interstate Gas Rocky Mountains and NWPL refers to Northwest Pipeline Corporation price as quoted in Platt’s Inside FERC on the first business day of each month. Mt. Belvieu refers to the average daily price as quoted by Oil Price Information Service (“OPIS”) for Mont Belvieu spot gas liquid prices. WTI refers to West Texas Intermediate price as quoted on the NYMEX.
(2)	Represents a swap of the basis between the NYMEX price and the spot price of the index listed under Index Price above.
(3)	Weighted average fixed price includes propane, normal butane, isobutane and natural gasoline hedges.

By removing the price volatility from a portion of our oil, natural gas and NGL related revenue for 2012, 2013, 2014 and 2015, we have mitigated, but not eliminated, the potential effects of changing prices on our operating cash flows for those periods. While mitigating negative effects of falling commodity prices, these derivative contracts also limit the benefits we would receive from increases in commodity prices.

By using derivative instruments that are not traded or settled on an exchange to hedge exposures to changes in commodity prices, we expose ourselves to the credit risk of our counterparties. Credit risk is the potential failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty is expected to owe us, which creates credit risk. Derivative financial instruments that hedge the price of oil and gas are generally executed with major financial or commodities trading institutions that expose us to market and credit risks and may, at times, be concentrated with certain counterparties or groups of counterparties. It is our policy to enter into derivative contracts with counterparties that are lenders or potential lenders under our Amended Credit Facility or affiliates of lenders in our Amended Credit Facility. Two counterparties that were lenders in the Amended Credit Facility withdrew from the facility when we amended the facility in October 2011. We will continue to monitor the creditworthiness of these two counterparties during the remaining duration of the derivatives that were entered into while they were lenders in the Amended Credit Facility. Furthermore, where the counterparty is a lender, in the event of an insolvency of such counterparty our hedging agreements and applicable law permit us to set-off amounts we owe under the Amended Credit Facility against amounts owed to us by such counterparty under such hedging agreements. Where the counterparty is not a lender (rather an affiliate of a lender) and the counterparty’s obligations are not guaranteed by a lender, such set off may not be enforceable by a bankruptcy court even where the relevant agreement provides for it.

Capital Expenditures

Our capital expenditures are summarized in the following tables for the periods indicated:

	Nine Months Ended September 30,
Basin/Area	2012	2011
	(in millions)
Piceance	$193.2	$149.5
Uinta – West Tavaputs	92.3	179.5
Uinta Oil Program	242.6	85.3
DJ Basin	176.5	10.1
Powder River – CBM	0.1	3.7
Powder River Deep	27.6	24.3
Wind River Basin	0.3	3.9
Paradox	17.8	1.6
Other	28.1	7.6

Total excluding acquisitions	$778.5	$465.5
Acquisitions:
Uinta Basin (East Bluebell Acquisition)	—	118.2
DJ Basin (DJ Basin Acquisition)	—	149.1

Total including acquisitions	$778.5	$732.8

	Nine Months Ended September 30,
	2012	2011
	(in millions)
Acquisitions of proved and unproved properties and other real estate	$133.7	$293.3
Drilling, development, exploration and exploitation of natural gas and oil properties(1)	631.8	430.5
Geologic and geophysical costs	8.0	2.6
Furniture, fixtures and equipment	5.0	6.4

Total	$778.5	$732.8

(1)	Includes related gathering and facilities costs.

Our current estimate for a capital expenditure budget in 2012 is $900.0 million to $950.0 million for exploratory and development programs including facilities costs and excluding future acquisitions over $25.0 million. Capital expenditures may be adjusted throughout the year as business conditions and operating results warrant. If we are successful in exploration activities or overcoming legal and regulatory hurdles, we may consider increasing our capital budget. We believe that we have sufficient available liquidity through 2012 with the Amended Credit Facility, our hedge positions and cash flow from operations to fund our budgeted capital expenditures. However, future cash flows are subject to a number of variables, including our level of oil and natural gas production, commodity prices and operating costs.

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

Financing Activities

Amended Credit Facility

On October 18, 2011, we amended the Amended Credit Facility to extend the maturity date to October 31, 2016. The amended interest margin is LIBOR plus applicable margins of 1.5% to 2.5% or ABR plus 0.5% to 1.5% and the commitment fee ranges from 0.375% to 0.5% based on borrowing base utilization. The average annual interest rates incurred on the Amended Credit Facility were 1.8% and 2.3% for the three months ended September 30, 2012 and September 30, 2011, respectively. The average annual interest rates incurred on the Amended Credit Facility were 1.9% and 2.5% for the nine months ended September 30, 2012 and September 30, 2011, respectively. As of September 30, 2012, we had a balance of $160.0 million outstanding under the Amended Credit Facility.

The borrowing base is required to be re-determined twice per year. The borrowing base was re-determined on October 1, 2012, with a borrowing base of $900.0 million and commitments of $900.0 million based on June 30, 2012 proved reserves, hedge position, senior debt outstanding and lender commodity price benchmarks. Future borrowing bases will be computed based on proved oil and natural gas reserves, hedge position and estimated future cash flows from those reserves, as well as any other outstanding debt. The Amended Credit Facility is secured by oil and natural gas properties representing at least 80% of the value of the our proved reserves and the pledge of all of the stock of the Company’s subsidiaries. The Amended Credit Facility also contains certain financial covenants. We are currently in compliance with all financial covenants and have complied with all financial covenants for all prior periods. As credit support for future payment under a contractual obligation, a $26.0 million letter of credit was issued under the Amended Credit Facility, effective May 4, 2010, which reduces the current borrowing capacity of the Amended Credit Facility by $26.0 million to $714.0 million.

9.875% Senior Notes Due 2016

The 9.875% Senior Notes have an aggregate principal amount of $250.0 million, are senior unsecured obligations and rank equal in right of payment with all of our other existing and future senior unsecured indebtedness. The 9.875% Senior Notes will mature on July 15, 2016. Interest is payable in arrears semi-annually on January 15 and July 15 each year. The 9.875% Senior Notes are callable by the Company on July 15, 2013 at 104.938% of the par value of the notes. The 9.875% Senior Notes are fully and unconditionally guaranteed by our subsidiaries. The 9.875% Senior Notes include certain covenants that limit our ability to incur additional indebtedness, pay dividends, make restricted payments, create liens and sell assets. We are currently in compliance with all financial covenants and have complied with all financial covenants for all prior periods.

5% Convertible Senior Notes Due 2028

On March 12, 2008, we issued $172.5 million aggregate principal amount of Convertible Notes. As of January 1, 2009 with the adoption of new authoritative accounting guidance under FASB ASC subtopic 470-20, Debt with Conversion Options, we recorded a debt discount of $23.1 million, which represented the fair value of the equity conversion feature as of the date of the issuance of the Convertible Notes. The value of the equity conversion feature was also recorded as APIC, net of $8.6 million of deferred taxes. On March 20, 2012, $147.2 million of the outstanding principal amount, or approximately 85% of the outstanding Convertible Notes, were put to us and were redeemed by us at par. We settled the notes in cash and recognized a gain on extinguishment of $1.6 million after completing a fair value analysis of the cash consideration transferred to holders of the Convertible Notes compared to the fair value of the Convertible Notes that were redeemed. After the redemption, $25.3 million aggregate principal amount of the Convertible Notes was outstanding. The Convertible Notes mature on March 15, 2028, unless earlier converted, redeemed or purchased by us. The Convertible Notes are senior unsecured obligations and rank equal in right of payment to all of our existing and future senior unsecured indebtedness, are senior in right of payment to all of the Company’s future subordinated indebtedness, and are effectively subordinated to all of our secured indebtedness with respect to the collateral securing such indebtedness. The Convertible Notes are structurally subordinated to all present and future secured and unsecured debt and other obligations of our subsidiaries. The Convertible Notes are fully and unconditionally guaranteed by the subsidiaries that guarantee the Company’s indebtedness under the Amended Credit Facility, the 9.875% Senior Notes, the 7.625% Senior Notes and the 7.0% Senior Notes.

The Convertible Notes bear interest at a rate of 5% per annum, payable semi-annually in arrears on March 15 and September 15 of each year. Holders of the remaining Convertible Notes may require us to purchase all or a portion of their Convertible Notes for cash on each of March 20, 2015, March 20, 2018 and March 20, 2023 at a purchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest, if any, up to but excluding the applicable purchase date. We have the right with at least 30 days’ notice to call the Convertible Notes.

For the remainder of the Convertible Notes outstanding, the conversion price is approximately $66.33 per share of our common stock, equal to the applicable conversion rate of 15.0761 shares of common stock, subject to adjustment, for each $1,000 of the principal amount of the Convertible Notes. Upon conversion of the Convertible Notes, holders will receive, at our election, cash, shares of common stock or a combination of cash and shares of common stock. If the conversion value exceeds $1,000, we will also deliver, at our election, cash, shares of common stock or a combination of cash and shares of common stock with respect to the remaining value deliverable upon conversion.

7.625% Senior Notes Due 2019

The 7.625% Senior Notes have an aggregate principal amount of $400.0 million, are our senior unsecured obligations and rank equal in right of payment with all of our other existing and future senior unsecured indebtedness. The 7.625% Senior Notes will mature on October 1, 2019. Interest is payable in arrears semi-annually on April 1 and October 1 of each year. The 7.625% Senior Notes are callable by the Company on October 1, 2015 at 103.813% of the par value of the notes. The 7.625% Senior Notes are fully and unconditionally guaranteed by our subsidiaries. The 7.625% Senior Notes include certain covenants that limit our ability to incur additional indebtedness, pay dividends, make restricted payments, create liens and sell assets. We are currently in compliance with all financial covenants and have complied with all financial covenants for all prior periods.

7.0% Senior Notes Due 2022

On March 12, 2012, we issued $400.0 million in aggregate principal amount of 7.0% Senior Notes due 2022 at par. The 7.0% Senior Notes will mature on October 15, 2022. Interest is payable in arrears semi-annually on April 15 and October 15 of each year beginning October 15, 2012. We received net proceeds of $392.0 million (net of related offering costs), which were used to repay the outstanding balance under the Amended Credit Facility, settle the Convertible Notes that were redeemed by us and for general corporate purposes. The 7.0% Senior Notes are senior unsecured obligations and rank equal in right of payment with all of our other existing and future senior unsecured indebtedness. The 7.0% Senior Notes are callable by the Company on October 15, 2017 at 103.5% of the par value of the notes. The 7.0% Senior Notes are fully and unconditionally guaranteed by the subsidiaries that guarantee our indebtedness under the Amended Credit Facility, the Convertible Notes, the 9.875% Senior Notes and the 7.625% Senior Notes. The 7.0% Senior Notes include certain covenants that limit our ability to incur additional indebtedness, pay dividends, make restricted payments, create liens and sell assets. We are currently in compliance with all financial covenants and have complied with all financial covenants since issuance.

Lease Financing Obligation Due 2020

On July 23, 2012, we entered into a lease financing arrangement (the “Lease Financing Obligation”) with Bank of America Leasing & Capital, LLC under which we received $100.8 million through the sale and subsequent leaseback of existing compressors and related facilities owned by us in the West Tavaputs and Gibson Gulch areas. The lease financing arrangement expires on August 10, 2020, and we have the option to purchase the equipment at the end of the lease term for fair market value. The lease financing arrangement also contains an early buyout option where we may purchase the equipment for $36.6 million on February 10, 2019. The lease payments related to the equipment are recognized as principal and interest expense based on a weighted average implicit rate of 3.3%. As of September 30, 2012, the Company had a balance of $99.8 million outstanding under the Lease Financing Obligation.

The Company’s outstanding debt is summarized below (in thousands):

		As of September 30, 2012				As of December 31, 2011
	Maturity Date	Principal	Unamortized Discount	Carrying Amount		Principal	Unamortized Discount	Carrying Amount
Amended Credit Facility (1)	October 31, 2016	$160,000	$0	$160,000		$70,000	$0	$70,000
9.875% Senior Notes (2)	July 15, 2016	250,000	(7,620)	242,380		250,000	(8,802)	241,198
Convertible Notes (3)	March 15, 2028 (4)	25,344	0	25,344	(5)	172,500	(1,458)	171,042
7.625% Senior Notes (6)	October 1, 2019	400,000	0	400,000		400,000	0	400,000
7.0% Senior Notes (7)	October 15, 2022	400,000	0	400,000		0	0	0
Lease Financing Obligation (8)	August 10, 2020	99,819	0	99,819		0	0	0

Total Debt		$1,335,163	$(7,620)	$1,327,543		$892,500	$(10,260)	$882,240
Less: Current Portion of Long-Term Debt		9,003	0	9,003		0	0	0

Total Long-Term Debt		$1,326,160	$(7,620)	$1,318,540		$892,500	$(10,260)	$882,240

(1)	The recorded value of the Amended Credit Facility approximates its fair value due to its floating rate structure.
(2)	The aggregate estimated fair value of the 9.875% Senior Notes was approximately $275.0 million as of September 30, 2012 based on reported market trades of these instruments.
(3)	The aggregate estimated fair value of the Convertible Notes was approximately $25.0 million as of September 30, 2012. Because there is no active, public market for the Convertible Notes, the fair value was based on market-based parameters of the various components of the Convertible Notes and over-the-counter trades.
(4)	The Company has the right with at least 30 days’ notice to call the Convertible Notes, and the holders have the right to require the Company to purchase the notes on each of March 20, 2015, March 20, 2018 and March 20, 2023.
(5)	Balance represents the remaining principal amount of the Convertible Notes after the Company’s redemption of $147.2 million principal amount of Convertible Notes on March 20, 2012.
(6)	The aggregate estimated fair value of the 7.625% Senior Notes was approximately $425.0 million as of September 30, 2012 based on reported market trades of these instruments.
(7)	The aggregate estimated fair value of the 7.0% Senior Notes was approximately $411.0 million as of September 30, 2012 based on reported market trades of these instruments.
(8)	The aggregate estimated fair value of the Lease Financing Obligation was approximately $100.4 million as of September 30, 2012. Because there is no active, public market for the Lease Financing Obligation, the aggregate estimated fair value was based on market-based parameters of comparable term secured financing instruments.

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

Shelf Registration Statement. On June 28, 2012 we filed with the SEC a new universal shelf registration statement to allow us to offer an indeterminate amount of securities in the future. Under the registration statement, we may offer from time to time debt securities, common stock, preferred stock, warrants and other securities or any combination of such securities in amounts, prices and on terms announced when and if the securities are offered. However, we recognize that the issuance of additional securities in periods of market volatility may be less likely or may have terms less favorable to us. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement at the time of any such offering.

Contractual Obligations. A summary of our contractual obligations as of and subsequent to September 30, 2012 is provided in the following table:

	Payments Due By Year
	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter	Total
	(in thousands)
Notes payable (1)	$553	$553	$553	$553	$160,553	$322	$163,087
9.875% Senior Notes (2)	24,688	24,688	24,688	269,544	0	0	343,608
7.625% Senior Notes (3)	30,500	30,500	30,500	30,500	30,500	461,000	613,500
7.0% Senior Notes (4)	28,000	28,000	28,000	28,000	28,000	541,167	681,167
Convertible Notes (5)	1,267	1,267	25,960	0	0	0	28,494
Lease Financing Obligation	12,139	12,139	12,139	12,139	12,139	35,402	96,097
Purchase commitments (6)(7)	1,229	0	0	4,441	0	0	5,670
Drilling rig commitments (7)(8)	14,227	0	0	0	0	0	14,227
Office and office equipment leases and other (9)	3,845	3,832	3,304	2,601	2,506	3,813	19,901
Firm transportation and processing agreements (7)(10)	62,081	62,049	61,455	59,686	55,277	156,216	456,764
Asset retirement obligations (11)	1,831	3,089	301	212	735	66,763	72,931
Derivative liability (12)	611	1,147	487	0	0	0	2,245

Total	$180,971	$167,264	$187,387	$407,676	$289,710	$1,264,683	$2,497,691

(1)	Included in notes payable is the outstanding principal amount under our Amended Credit Facility due October 31, 2016. This table does not include future commitment fees, interest expense or other fees on our Amended Credit Facility because the Amended Credit Facility is a floating rate instrument, and we cannot determine with accuracy the timing of future loan advances, repayments or future interest rates to be charged. Also included in notes payable is a $26.0 million letter of credit that accrues interest at 2.0% and 0.125% per annum for participation fees and fronting fees, respectively. The expected term for the letter of credit is April 30, 2018.
(2)	On July 8, 2009, we issued $250.0 million aggregate principal amount of 9.875% Senior Notes. We are obligated to make annual interest payments through maturity in 2016 equal to $24.7 million.
(3)	On September 27, 2011, we issued $400.0 million aggregate principal amount of 7.625% Senior Notes. We are obligated to make annual interest payments through maturity in 2019 equal to $30.5 million.
(4)	On March 25, 2012, we issued $400.0 million aggregate principal amount of 7.0% Senior Notes. We are obligated to make annual interest payments through maturity in 2022 equal to $28.0 million.
(5)	On March 12, 2008, we issued $172.5 million aggregate principal amount of Convertible Notes. On March 20, 2012 approximately 85% of the outstanding Convertible Notes, representing $147.2 million of the then outstanding principal amount, were put to us. We settled the notes in cash and recognized a gain on extinguishment of $1.6 million after completing a fair value analysis of the consideration transferred to holders of the Convertible Notes. After the redemption in March 2012, $25.3 million principal amount of the Convertible Notes is currently outstanding. We are obligated to make semi-annual interest payments on the Convertible Notes until either we call the remaining Convertible Notes or the holders put the Convertible Notes to us, which is expected to occur by 2015.
(6)

We have one take-or-pay carbon dioxide (“CO2”) purchasing agreement that was amended in July 2012 and expires in December 2015. The agreement imposes a minimum volume commitment to purchase CO2 at a contracted price. The agreement provides CO2 used in fracture stimulation operations in our Uinta Basin operations. If we do not take delivery of the minimum volume required, we are obligated to pay for the deficiency. Under an amendment in July 2012, $1.2 million of the future commitment is due by December 2012 and the remaining $4.4 million is due by December 31, 2015.

(7)	The values in the table represent the gross amounts that we are financially committed to pay. However, we will record in our financial statements our proportionate share based on our working interest and net revenue interest, which will vary from property to property.
(8)	We currently have four drilling rigs under contract. One expires in 2012 and three expire in 2013. These contracts may be terminated but we would be required to pay a penalty of $8.6 million. All other rigs currently performing work for us are on a well-by-well basis and, therefore, can be released without penalty at the conclusion of drilling on the current well. These latter types of drilling obligations have not been included in the table above.

(9)	The lease for our principal offices in Denver, Colorado extends through March 2019.
(10)	We have entered into contracts that provide firm processing rights and firm transportation capacity on pipeline systems. The remaining terms on these contracts range from one to 12 years and require us to pay transportation demand and processing charges regardless of the amount of gas we deliver to the processing facility or pipeline.
(11)	Neither the ultimate settlement amounts nor the timing of our asset retirement obligations can be precisely determined in advance. See “—Critical Accounting Policies and Estimates” below for a more detailed discussion of the nature of the accounting estimates involved in estimating asset retirement obligations.
(12)	Derivative liabilities represent the net fair value for oil and gas commodity derivatives presented as liabilities on our Unaudited Consolidated Balance Sheets as of September 30, 2012. The ultimate settlement amounts of our derivative liabilities are unknown because they are subject to continuing market fluctuations. See “Critical Accounting Policies and Estimates” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2011 and in “—Commodity Hedging Activities” above in this Quarterly Report on Form 10-Q for a more detailed discussion of the nature of the accounting estimates involved in valuing derivative instruments.

Trends and Uncertainties

In addition to the discussion below, we refer you to the corresponding section in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2011 for a discussion of trends and uncertainties that may affect our financial condition or liquidity.

A substantial or extended decline in oil or natural gas prices may result in impairments of our oil and gas properties and may materially and adversely affect our future business, financial condition, results of operations, liquidity or ability to finance planned capital expenditures. To the extent commodity prices received from production are insufficient to fund planned capital expenditures; we will be required to reduce spending or to fund that shortfall through borrowings under our Amended Credit Facility or from sales of properties or debt or equity financings, which may not be on advantageous terms in low commodity price environments. Through commodity derivatives, we have protected the cash flow from approximately 70% of our anticipated 2012 production, 55% of our anticipated 2013 production, and approximately 25% of our anticipated 2014 production. However, our ability to hedge at price levels similar to those for prior years is unlikely given current futures prices, which will likely result in a decline in our revenue per unit of production.

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

Commodity Price Risk

Our primary market risk exposure is in the prices we receive for our production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot regional market prices applicable to our U.S. natural gas production. Pricing for oil, natural gas and NGLs has been volatile and unpredictable for several years, and we expect this volatility to continue in the future. The prices we receive for future production depend on many factors outside of our control, including volatility in the differences between product prices at sales points and the applicable index price. Based on our average daily production and our derivative contracts in place for the nine months ended September 30, 2012, our annual income before income taxes would have decreased by approximately $0.3 million for each $1.00 per barrel decrease in crude oil prices and by approximately $3.2 million for each $0.10 decrease per MMBtu in natural gas prices. We are susceptible to proved and unproved property impairments due to the current commodity price environment.

We routinely enter into commodity hedges relating to a portion of our projected production revenues through various financial transactions that hedge future prices received. These transactions may include financial price swaps whereby we will receive a fixed price and pay a variable market price to the contract counterparty and cashless price collars that set a floor and ceiling price for the hedged production. If the applicable monthly price indices are outside of the ranges set by the floor and ceiling prices in the various collars, we and the counterparty to the collars would be required to settle the difference. These commodity hedging activities are intended to support oil and natural gas prices at targeted levels that provide an acceptable rate of return and to manage our exposure to oil and natural gas price fluctuations. In addition to the swaps and collars discussed above, we also entered into basis only swaps. With a basis only swap, subject to the risk that our counterparty will be unable to perform its obligations under the swap, we have fixed the difference between the NYMEX price and the price received for our natural gas production at the specific delivery location to mitigate the risk of large differences between NYMEX (Henry Hub) and our primary sales points, CIG and NWPL. We may consider entering into hedge transactions based on a NYMEX price in the future with a volume equal to the volume for our basis only swaps, thereby effectively fixing a price for CIG or NWPL.

Subsequent to September 30, 2012 and through October 19, 2012, we entered into financial derivative instruments related to oil, natural gas and NGL volumes in place for the periods indicated. Further detail of these hedges is summarized in the table presented under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity – Commodity Hedging Activities.”

	October – December 2012	For the year 2013	For the year 2014	For the year 2015
Oil (BBls)	644,000	2,372,500	985,000	182,500
Natural Gas (MMbtu)	16,650,000	53,175,000	27,375,000	0
Natural Gas Basis (MMbtu)	1,840,000	0	0	0
Natural Gas Liquids (Gallons)	9,375,000	13,500,000	0	0

Interest Rate Risks

At September 30, 2012, the outstanding principal balance under our Amended Credit Facility was $160.0 million, which bears interest at floating rates. The average annual interest rate incurred on this debt for the nine months ended September 30, 2012 was 1.9%. A 1.0% increase in each of the average LIBOR rate and federal funds rate for the nine months ended September 30, 2012 would have resulted in an estimated $0.6 million increase in interest expense assuming a similar average debt level to the nine months ended September 30, 2012. The average annual interest rate incurred on this debt for the nine months ended September 30, 2011 was 2.5%. A 1.0% increase in each of the average LIBOR rate and federal funds rate for the nine months ended September 30, 2011 would have resulted in an estimated $1.6 million increase in interest expense for the nine months ended September 30, 2011. We also had $25.3 million principal amount of Convertible Notes (with a fixed cash interest rate of 5%), $250.0 million principal amount of 9.875% Senior Notes, $400.0 million principal amount of 7.625% Senior Notes, $400.0 million principal amount of 7.0% Senior Notes and $99.8 million principal amount of 3.3% Lease Financing Obligation outstanding at September 30, 2012.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As of September 30, 2012, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of September 30, 2012.

Changes in Internal Controls. There has been no change in our internal control over financial reporting during the third fiscal quarter of 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

An investment in our securities involves various risks. When considering an investment in our Company, you should carefully consider all of the additional risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2011 and subsequent reports filed with the SEC. These risks and uncertainties are not the only ones facing us, and there may be additional matters that we are unaware of or that we currently consider immaterial. All of these could adversely affect our business, financial condition, results of operations and cash flows and, thus, the value of an investment in our Company. As of the date of this filing, we have updated the risk factors previously disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2011, by adding the following risk factor:

Federal, state, and local legislation and regulatory initiatives relating to hydraulic fracturing could prohibit certain projects or result in materially increased costs and additional operating restrictions or delays because of the significance of hydraulic fracturing in our business.

Hydraulic fracturing is a practice that is used to stimulate production of hydrocarbons, particularly natural gas, from tight formations. The process involves the injection of water, sand and chemicals under pressure into the formation to fracture the surrounding rock and stimulate production. Nearly all of our proved non-producing and proved undeveloped reserves associated with future drilling, recompletion and refracture stimulation projects will require hydraulic fracturing. If we are unable to apply hydraulic fracturing to our wells or the process is prohibited or significantly regulated or restricted, we would lose the ability to (i) drill and complete the projects for such proved reserves and (ii) maintain the associated acreage, which would have a material adverse effect on our future business, financial condition, operating results and prospects.

The process is typically regulated by state oil and gas commissions, although local initiatives have been proposed to regulate or ban the process. The U.S. Environmental Protection Agency (the “EPA”), asserting its authority under the Safe Drinking Water Act (“SDWA”), requires facilities to obtain permits when using diesel fuel in hydraulic fracturing operations. The U.S. Energy Policy Act of 2005, which exempts hydraulic fracturing from regulation under the SDWA, prohibits the use of diesel fuel in the fracturing process without a UIC permit. Industry groups have filed suit challenging the EPA’s recent decisions as a “final agency action” and, thus, in violation of the notice-and-comment rulemaking procedures of the Administrative Procedure Act. On November 3, 2011, the EPA released its Plan to Study the Potential Impacts of Hydraulic Fracturing on Drinking Water Resources. The study will include both analysis of existing data and investigative activities designed to generate future data. The EPA intends to release a first report on the results of this study in 2012 and an additional report in 2014 synthesizing the longer-term research projects.

A committee of the House of Representatives is conducting an investigation of hydraulic fracturing practices. Further, certain members of Congress have called upon: (i) the U.S. Government Accountability Office to investigate how hydraulic fracturing might adversely affect water resources; (ii) the SEC to investigate the natural gas industry and any possible misleading of investors or the public regarding the economic feasibility of pursuing natural gas deposits in shales by means of hydraulic fracturing; and (iii) the U.S. Energy Information Administration to provide a better understanding of that agency’s estimates regarding natural gas reserves, including reserves from shale formations, as well as uncertainties associated with those estimates.

The Shale Gas Subcommittee of the Secretary of Energy Advisory Board released a report on August 11, 2011, proposing recommendations to reduce the potential environmental impacts from shale gas production. These ongoing or proposed studies, depending on their degree of pursuit and any meaningful results obtained, could spur initiatives to further regulate hydraulic fracturing under the SDWA or other regulatory mechanism. The U.S. Department of Interior is developing proposed federal regulations to require the disclosure of the chemicals used in the fracturing process going on in public lands and will serve as a model for state regulation regarding the controversial process.

Some states have adopted, and other states are considering adopting, regulations that could restrict hydraulic fracturing in certain circumstances or otherwise require the public disclosure of chemicals used in the hydraulic fracturing process. For example, pursuant to regulations adopted by the Colorado Oil and Gas Conservation Commission (“COGCC”), the chemical components used in the hydraulic fracturing process, as well as the volume of water used, must be disclosed to the COGCC and the public beginning in April 2012. In addition to state law, local land use restrictions, such as city ordinances, may restrict or prohibit the performance of well drilling in general and/or hydraulic fracturing in particular.

If these or any other new laws or regulations that significantly restrict hydraulic fracturing are adopted, such laws could make it more difficult or costly for us to drill and produce from conventional or tight formations as well as make it easier for third parties opposing drilling in general or the hydraulic fracturing process to initiate legal proceedings. In addition, if hydraulic fracturing is regulated at the federal level, fracturing activities could become subject to additional permitting and financial assurance requirements, more stringent construction specifications, increased monitoring, reporting and recordkeeping obligations, plugging and abandonment requirements and also to attendant permitting delays and potential increases in costs. These developments, as well as new laws or regulations, could cause us to incur substantial compliance costs, and compliance or the consequences of failure to comply by us could have a material adverse effect on our financial condition and results of operations. At this time, it is not possible to estimate the potential impact on our business that may arise if federal or state legislation governing hydraulic fracturing is enacted into law.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Securities

There were no sales of unregistered equity securities during the period covered by this report.

Issuer Purchases of Equity Securities

The following table contains information about our acquisitions of equity securities during the three months ended September 30, 2012:

Period	Total Number of Shares (1)	Weighted Average Price Paid Per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1 – 31, 2012	1,183	$20.18	0	0
August 1 – 31, 2012	370	21.97	0	0
September 1 – 30, 2012	2,925	25.81	0	0

Total	4,478	$24.00	0	0

(1)	Represents shares delivered by employees to satisfy the exercise price of stock options and tax withholding obligations in connection with the exercise of stock options and shares withheld from employees to satisfy tax withholding obligations in connection with the vesting of shares of common stock issued pursuant to our employee incentive plans.

Item 3.	Defaults upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information.

Not applicable

Item 6. Exhibits

Exhibit Number	Description of Exhibits

3.1	Restated Certificate of Incorporation of Bill Barrett Corporation. [Incorporated by reference to Appendix A of our Definitive Proxy Statement filed with the Commission on April 4, 2012.]

3.2	Bylaws of Bill Barrett Corporation. [Incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K filed with the Commission on May 15, 2012.]

4.1(a)	Specimen Certificate of Common Stock. [Incorporated by reference to Exhibit 4.1 of Amendment No. 1 to our Registration Statement on Form 8-A filed with the Commission on December 20, 2004.]

4.1(b)	Indenture, dated March 12, 2008, between Bill Barrett Corporation and Deutsche Bank Trust Company Americas, as Trustee. [Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed with the Commission on March 12, 2008.]

4.1(c)	Indenture, dated July 8, 2009, between Bill Barrett Corporation and Deutsche Bank Trust Company Americas, as Trustee. [Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed with the Commission on July 8, 2009.]

4.2(a)	Registration Rights Agreement, dated March 28, 2002, among Bill Barrett Corporation and the investors named therein. [Incorporated by reference to Exhibit 4.2 of Amendment No. 2 to our Registration Statement on Form S-1 (Registration No. 333-114554) filed with the Commission on August 31, 2004.]

4.2(b)	First Supplemental Indenture, dated March 12, 2008, by and between Bill Barrett Corporation and Deutsche Bank Trust Company Americas, as Trustee (including form of 5% Convertible Senior Notes due 2028). [Incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed with the Commission on March 12, 2008.]

4.2(c)	First Supplemental Indenture, dated July 8, 2009, by Bill Barrett Corporation and Deutsche Bank Trust Company Americas, as Trustee (including form of 9.875% Senior Notes due 2016). [Incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed with the Commission on July 8, 2009.]

4.3(a)	Stockholders’ Agreement, dated March 28, 2002 and as amended to date, among Bill Barrett Corporation and the investors named therein. [Incorporated by reference to Exhibit 4.3 to Amendment No. 2 to our Registration Statement on Form S-1 (Registration No. 333-114554) filed with the Commission on August 31, 2004.]

4.3(b)	Second Supplemental Indenture, dated July 8, 2009, by Bill Barrett Corporation, Bill Barrett CBM Corporation, Bill Barrett CBM LLC, Circle B Land Company LLC and Deutsche Bank Trust Company Americas, as Trustee (including form of 9.875% Senior Notes due 2016). [Incorporated by reference to Exhibit 4.3 of our Current Report on Form 8-K filed with the Commission on July 8, 2009.]

4.3(c)	Third Supplemental Indenture, dated September 27, 2011, by Bill Barrett Corporation, Bill Barrett CBM Corporation, Bill Barrett CBM LLC, Circle B Land Company LLC, GB Acquisition Corporation, Elk Production, LLC, Aurora Gathering, LLC and Deutsche Bank Trust Company Americas, as Trustee (including form of 7.625% Senior Notes due 2019). [Incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed with the Commission on September 27, 2011.]

4.3(d)	Fourth Supplemental Indenture for the Company’s 7% Senior Notes due 2022, dated March 12, 2012, among the Company, the Subsidiary Guarantors and the Trustee. [Incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed with the Commission on March 12, 2012.]

4.4	Form of Rights Agreement concerning Shareholder Rights Plan, which includes, as Exhibit A thereto, the Certificate of Designations of Series A Junior Participating Preferred Stock of Bill Barrett Corporation, and, as Exhibit B thereto, the Form of Right Certificate. [Incorporated by reference to Exhibit 4.4 to Amendment No. 1 to our Registration Statement on Form 8-A filed with the Commission on December 20, 2004.]

4.5	Form of Certificate of Designations of Series A Junior Participating Preferred Stock of Bill Barrett Corporation. [Incorporated by reference to Exhibit 4.4 (Exhibit A) to Amendment No. 1 to our Registration Statement on Form 8-A filed with the Commission on December 20, 2004.]

4.6	Form of Right Certificate. [Incorporated by reference to Exhibit 4.4 (Exhibit A) to Amendment No. 1 to our Registration Statement on Form 8-A filed with the Commission on December 20, 2004.]

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101	The following materials from the Bill Barrett Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (and related periods), formatted in XBRL (eXtensible Business Reporting Language) include (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Operations, (iii) the Unaudited Consolidated Statements of Stockholders’ Equity, (iv) the Unaudited Consolidated Statements of Cash Flows, and (v) Notes to the Unaudited Consolidated Financial Statements.*

*	Users of this data are advised pursuant to Rule 401 of Regulation S-T that the financial information contained in the XBRL-Related Documents is unaudited. Furthermore, users of this data are advised in accordance with Rule 406T of Regulation S-T promulgated by the Securities and Exchange Commission that this Interactive Data File is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these Sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BILL BARRETT CORPORATION

Date: October 31, 2012	By:	/s/ Fredrick J. Barrett
Fredrick J. Barrett
Chairman of the Board of Directors, Chief Executive Officer and President
(Principal Executive Officer)

Date: October 31, 2012	By:	/s/ Robert W. Howard
Robert W. Howard
Chief Financial Officer and Treasurer
(Principal Financial Officer)