Form 10-Q
period 2013-03-31
BILL BARRETT CORP
filed 2013-05-03
CIK 1172139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

There were 48,754,786 shares of $0.001 par value common stock outstanding on April 19, 2013.

PART I. FINANCIAL INFORMATION

ITEM 1.	Consolidated Financial Statements.

BILL BARRETT CORPORATION

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2013	December 31, 2012
	(in thousands, except share data)
Assets:
Current Assets:
Cash and cash equivalents	$58,522	$79,445
Accounts receivable, net of allowance for doubtful accounts	92,759	112,011
Derivative assets	3,589	29,980
Prepayments and other current assets	6,082	6,903

Total current assets	160,952	228,339
Property and equipment - at cost, successful efforts method for oil and gas properties:
Proved oil and gas properties	3,436,701	3,331,267
Unproved oil and gas properties, excluded from amortization	456,028	457,207
Furniture, equipment and other	46,089	45,636

	3,938,818	3,834,110
Accumulated depreciation, depletion, amortization and impairment	(1,285,693)	(1,222,773)

Total property and equipment, net	2,653,125	2,611,337
Deferred financing costs and other noncurrent assets	26,967	29,773

Total	$2,841,044	$2,869,449

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts payable and accrued liabilities	$111,298	$125,017
Amounts payable to oil and gas property owners	22,069	19,663
Production taxes payable	40,632	45,624
Derivative liabilities	9,705	0
Deferred income taxes	12,852	13,752
Current portion of long-term debt	9,152	9,077

Total current liabilities	205,708	213,133
Long-term debt	1,179,767	1,156,654
Asset retirement obligations	48,619	46,050
Deferred income taxes	247,060	266,364
Derivatives and other noncurrent liabilities	6,390	4,473
Stockholders’ Equity:
Common stock, $0.001 par value; authorized 150,000,000 shares; 48,778,224 and 48,150,475 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively, with 1,330,894 and 870,794 shares subject to restrictions, respectively	47	47
Additional paid-in capital	889,091	883,923
Retained earnings	260,322	293,473
Treasury stock, at cost: zero shares at March 31, 2013 and December 31, 2012, respectively	0	0
Accumulated other comprehensive income	4,040	5,332

Total stockholders’ equity	1,153,500	1,182,775

Total	$2,841,044	$2,869,449

See notes to Unaudited Consolidated Financial Statements.

BILL BARRETT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2013	2012
	(in thousands, except share and per share data)
Operating and Other Revenues:
Oil, gas and NGL production	$134,405	$177,042
Other	3,872	2,134

Total operating and other revenues	138,277	179,176
Operating Expenses:
Lease operating expense	18,746	18,638
Gathering, transportation and processing expense	15,588	27,352
Production tax expense	5,951	6,207
Exploration expense	95	439
Impairment, dry hole costs and abandonment expense	7,101	564
Depreciation, depletion and amortization	68,438	74,083
General and administrative expense	20,582	18,440

Total operating expenses	136,501	145,723

Operating Income	1,776	33,453
Other Income and Expense:
Interest and other income	39	(38)
Interest expense	(24,542)	(21,590)
Commodity derivative gain (loss)	(29,851)	44,747
Gain on extinguishment of debt	0	1,601

Total other income and expense	(54,354)	24,720

Income (Loss) before Income Taxes	(52,578)	58,173
Provision for (Benefit from) Income Taxes	(19,427)	22,280

Net Income (Loss)	$(33,151)	$35,893

Net Income (Loss) Per Common Share, Basic	$(0.70)	$0.76

Net Income (Loss) Per Common Share, Diluted	$(0.70)	$0.76

Weighted Average Common Shares Outstanding, Basic	47,352,900	47,084,906
Weighted Average Common Shares Outstanding, Diluted	47,352,900	47,367,698

See notes to Unaudited Consolidated Financial Statements.

BILL BARRETT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Net income (loss)	$(33,151)	$35,893

Other Comprehensive Income, net of tax:
Effect of derivative financial instruments	(1,292)	(15,908)

Other comprehensive loss	(1,292)	(15,908)

Comprehensive Income (Loss)	$(34,443)	$19,985

See notes to Unaudited Consolidated Financial Statements.

BILL BARRETT CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance — December 31, 2011	$47	$869,856	$292,891	$0	$56,044	$1,218,838
Exercise of options, restricted stock activity and shares exchanged for exercise and tax withholding	0	673	0	(2,513)	0	(1,840)
APIC pool for excess tax benefits related to share-based compensation	0	32	0	0	0	32
Stock-based compensation	0	16,874	0	0	0	16,874
Retirement of treasury stock	0	(2,513)	0	2,513	0	0
Settlement of convertible notes	0	(999)	0	0	0	(999)
Net income	0	0	582	0	0	582
Effect of derivative financial instruments, net of $30,458 of taxes	0	0	0	0	(50,712)	(50,712)

Balance — December 31, 2012	$47	$883,923	$293,473	$0	$5,332	$1,182,775

Exercise of options, restricted stock activity and shares exchanged for exercise and tax withholding	0	0	0	(1,263)	0	(1,263)
Stock-based compensation	0	6,431	0	0	0	6,431
Retirement of treasury stock	0	(1,263)	0	1,263	0	0
Net loss	0	0	(33,151)	0	0	(33,151)
Effect of derivative financial instruments, net of $776 of taxes	0	0	0	0	(1,292)	(1,292)

Balance —March 31, 2013	$47	$889,091	$260,322	$0	$4,040	$1,153,500

See notes to Unaudited Consolidated Financial Statements.

BILL BARRETT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Operating Activities:
Net Income (Loss)	$(33,151)	$35,893
Adjustments to reconcile to net cash provided by operations:
Depreciation, depletion and amortization	68,438	74,083
Deferred income taxes (benefit)	(19,427)	22,280
Impairment, dry hole costs and abandonment expense	7,101	564
Unrealized derivative (gain) loss	36,304	(40,944)
Stock compensation and other non-cash charges	6,070	3,322
Amortization of debt discounts and deferred financing costs	1,732	3,317
Gain on sale of properties	(3,519)	0
Change in operating assets and liabilities:
Accounts receivable	19,235	15,207
Prepayments and other assets	818	1,191
Accounts payable, accrued and other liabilities	(14,089)	(12,434)
Amounts payable to oil and gas property owners	2,406	(3,277)
Production taxes payable	(4,992)	(2,402)

Net cash provided by operating activities	66,926	96,800
Investing Activities:
Additions to oil and gas properties, including acquisitions	(115,324)	(230,158)
Additions of furniture, equipment and other	(445)	(2,329)
Proceeds from sale of properties and other investing activities	6,424	(112)

Net cash used in investing activities	(109,345)	(232,599)
Financing Activities:
Proceeds from debt	25,000	450,000
Principal payments on debt	(2,241)	(267,156)
Proceeds from stock option exercises	0	668
Deferred financing costs and other	(1,263)	(9,350)

Net cash provided by financing activities	21,496	174,162

Increase (Decrease) in Cash and Cash Equivalents	(20,923)	38,363
Beginning Cash and Cash Equivalents	79,445	57,331

Ending Cash and Cash Equivalents	$58,522	$95,694

See notes to Unaudited Consolidated Financial Statements.

BILL BARRETT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

March 31, 2013

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

2. Summary of Significant Accounting Policies

Basis of Presentation. The accompanying unaudited consolidated financial statements include the accounts of the Company. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal recurring accruals and adjustments) necessary to present fairly, in all material respects, the Company’s interim results. However, operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.

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

Accounts Receivable. Accounts receivable is comprised of the following:

	As of March 31, 2013	As of December 31, 2012
	(in thousands)
Accrued oil, gas and NGL sales	$62,385	$69,482
Due from joint interest owners	26,789	36,300
Other	3,608	6,554
Allowance for doubtful accounts	(23)	(325)

Total accounts receivable	$92,759	$112,011

Oil and Gas Properties. The Company’s oil and gas exploration and production activities are accounted for using the successful efforts method. Under this method, all property acquisition costs and costs of exploratory and development wells are capitalized when incurred, pending determination of whether the well has found proved reserves. If an exploratory well does not find proved reserves, the costs of drilling the well are charged to expense and included within cash flows from investing activities in the Unaudited Consolidated Statements of Cash Flows. If an exploratory well does find proved reserves, the costs remain capitalized and are included within additions to oil and gas properties within cash flows from investing activities in the Unaudited Consolidated Statements of Cash Flows when incurred. The costs of development wells are capitalized whether proved reserves are added or not. Oil and gas lease acquisition costs are also capitalized. Interest cost is capitalized as a component of property cost for significant exploration and development projects that require greater than six months to be readied for their intended use.

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

The following table sets forth the net capitalized costs and associated accumulated DD&A and non-cash impairments relating to the Company’s oil and natural gas producing activities:

	As of March 31, 2013	As of December 31, 2012
	(in thousands)
Proved properties	$396,955	$387,242
Wells and related equipment and facilities	2,710,414	2,625,891
Support equipment and facilities	315,360	304,914
Materials and supplies	13,972	13,220

Total proved oil and gas properties	$3,436,701	$3,331,267

Unproved properties	370,223	384,486
Wells and facilities in progress	85,805	72,721

Total unproved oil and gas properties, excluded from amortization	$456,028	$457,207

Accumulated depreciation, depletion, amortization and impairment	(1,265,313)	(1,203,495)

Total oil and gas properties, net	$2,627,416	$2,584,979

All exploratory wells are evaluated for economic viability within one year of well completion. Exploratory wells that discover potentially economic reserves in areas where a major capital expenditure would be required before production could begin, and where the economic viability of that major capital expenditure depends upon the successful completion of further exploratory work in the area, remain capitalized if the well finds a sufficient quantity of reserves to justify its completion as a producing well and the Company is making sufficient progress assessing the reserves and the economic and operating viability of the project. As of March 31, 2013, there were no exploratory well costs that had been capitalized for a period greater than one year since the completion of drilling.

The Company reviews proved oil and gas properties on a field-by-field basis for impairment on an annual basis or whenever events and circumstances indicate that a decline in the recoverability of their carrying value may have occurred. The Company estimates the expected undiscounted future cash flows of its oil and gas properties and compares such undiscounted future cash flows to the carrying amount of the oil and gas properties to determine if the carrying amount is recoverable. If the carrying value of a property exceeds the undiscounted future cash flows, the Company will impair the carrying value to fair value based on an analysis of quantitative and qualitative factors. The factors used to determine fair value include, but are not limited to, recent sales prices of comparable properties, the present value of future cash flows, net of estimated operating and development costs using estimates of reserves, future commodity pricing, future production estimates, anticipated capital expenditures and various discount rates commensurate with the risk and current market conditions associated with realizing the expected cash flows projected.

The Company recognized non-cash impairment charges, which were included within impairment, dry hole costs and abandonment expense in the Unaudited Consolidated Statements of Operations, as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Non-cash impairment of proved oil and gas properties	$0	$0
Non-cash impairment of unproved oil and gas properties	0	0
Dry hole costs	851	191
Abandonment expense	6,250	373

Total non-cash impairment, dry hole costs and abandonment expense	$7,101	$564

The provision for DD&A of oil and gas properties is calculated on a field-by-field basis using the unit-of-production method. Oil and natural gas liquids (“NGLs”) are converted to natural gas equivalents, Mcfe, at the standard rate of one barrel to six Mcfe. Estimated future dismantlement, restoration and abandonment costs, which are net of estimated salvage values, are taken into consideration by this calculation.

Accounts Payable and Accrued Liabilities. Accounts payable and accrued liabilities are comprised of the following (in thousands):

	As of March 31, 2013	As of December 31, 2012
Accrued drilling, completion and facility costs	$49,571	$42,094
Accrued lease operating, gathering, transportation and processing expenses	14,915	16,862
Accrued general and administrative expenses	6,739	13,054
Trade payables and other	40,073	53,007

Total accounts payable and accrued liabilities	$111,298	$125,017

Environmental Liabilities. Environmental expenditures that relate to an existing condition caused by past operations and that do not contribute to current or future revenue generation are expensed. Environmental liabilities are accrued when environmental assessments and/or clean-ups are probable, and the costs can be reasonably estimated.

Revenue Recognition. The Company records revenues from the sales of crude oil, natural gas and NGLs when delivery to the purchaser has occurred and title has transferred. The Company uses the sales method to account for gas imbalances. Under this method, revenue is recorded on the basis of gas actually sold by the Company. In addition, the Company records revenues for its share of gas sold by other owners that cannot be volumetrically balanced in the future due to insufficient remaining reserves. The Company also reduces revenues for other owners’ gas sold by the Company that cannot be volumetrically balanced in the future due to insufficient remaining reserves. The Company’s remaining over- and under- produced gas balancing positions are considered in the Company’s proved oil and gas reserves. Gas imbalances at March 31, 2013 and 2012 were not material.

Derivative Instruments and Hedging Activities. The Company periodically uses derivative financial instruments to achieve a more predictable cash flow from its oil, natural gas and NGL sales by reducing its exposure to price fluctuations. Derivative instruments are recorded at fair market value and are included in the Unaudited Consolidated Balance Sheets as assets or liabilities.

Income Taxes. Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently payable plus deferred income taxes related to certain income and expenses recognized in different periods for financial and income tax reporting purposes. Deferred income tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when assets are recovered or liabilities are settled. Deferred income taxes are also reduced for tax credits that are available to offset future income taxes. Deferred income taxes are measured by applying currently enacted tax rates.

The Company accounts for uncertainty in income taxes for tax positions taken or expected to be taken in a tax return. Only tax positions that meet the more-likely-than-not recognition threshold will be recognized.

Earnings Per Share. Basic net income (loss) per common share is calculated by dividing net income (loss) attributable to common stock by the weighted average number of common shares outstanding during each period. Diluted net income (loss) per common share is calculated by dividing net income (loss) attributable to common stock by the weighted average number of common shares outstanding and other dilutive securities. Potentially dilutive securities for the diluted net income (loss) per common share calculations consist of nonvested equity shares of common stock, in-the-money outstanding stock options to purchase the Company’s common stock and shares into which the Convertible Notes are convertible.

In satisfaction of its obligation upon conversion of the Convertible Notes, the Company may elect to deliver, at its option, cash, shares of its common stock or a combination of cash and shares of its common stock. As of March 31, 2013, the Company expected to settle the remaining Convertible Notes in cash. Therefore, the treasury stock method was used to measure the potentially dilutive impact of shares associated with that remaining conversion feature. The Company has the right with at least 30 days’ notice to call the Convertible Notes and the holders have the right to require the Company to purchase the notes on March 20, 2015. The Convertible Notes have not been dilutive since their issuance in March 2008 and, therefore, did not impact the diluted net income (loss) per common share calculation for the three months ended March 31, 2013 and 2012. The diluted net income (loss) per common share excludes the anti-dilutive effect of 2,982,098 and 2,596,625 shares of stock options and nonvested performance-based shares of common stock for the three months ended March 31, 2013 and 2012, respectively.

The following table sets forth the calculation of basic and diluted earnings per share, in thousands except per share amounts:

	Three Months Ended March 31,
	2013	2012
Net income (loss)	$(33,151)	$35,893

Basic weighted-average common shares outstanding in period	47,353	47,085
Add dilutive effects of stock options and nonvested equity shares of common stock	0	283

Diluted weighted-average common shares outstanding in period	47,353	47,368

Basic net income (loss) per common share	$(0.70)	$0.76

Diluted net income (loss) per common share	$(0.70)	$0.76

Industry Segment and Geographic Information. The Company operates in one industry segment, which is the development and production of crude oil, natural gas and NGLs, and all of the Company’s operations are conducted in the continental United States. Consequently, the Company currently reports as a single industry segment.

New Accounting Pronouncements. In January 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-01, Balance Sheet: Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which amended FASB Accounting Standards Codification (“ASC”) Topic 210, Balance Sheet. The main objective in developing this Update was to address implementation issues about the scope of ASU No. 2011-11, Balance Sheet: Disclosures about Offsetting Assets and Liabilities. The amendments clarify that the scope of Update 2011-11 applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. This provision is effective for fiscal years beginning on or after January 1, 2013. Adoption of this update did not have a material impact on the Company’s disclosures or financial statements.

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which amended FASB ASC Topic 220, Comprehensive Income. The objective of this update was to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendment did not change the requirements for reporting net income or other comprehensive income in financial statements. However, the amendment required an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. This provision is effective for interim and annual periods beginning after December 15, 2012. Adoption of this update did not have a material impact on the Company’s disclosures or financial statements.

3. Supplemental Disclosures of Cash Flow Information

Supplemental cash flow information is as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Cash paid for interest, net of amount capitalized	$14,506	$18,123
Cash paid for income taxes	1,861	10
Supplemental disclosures of non-cash investing and financing activities:
Current liabilities	51,942	63,677
Net increase in asset retirement obligations	1,321	902
Retirement of treasury stock	(1,263)	(2,280)

4. Divestitures

On December 31, 2012, the Company completed the sale of natural gas assets including 100% of its Wind River Basin, 100% of the Powder River Basin coalbed methane assets, and a non-operating working interest in its Gibson Gulch-Piceance Basin development property (the “Divestiture”). The Company received $325.3 million in cash proceeds and recognized a $4.5 million pre-tax loss included in other operating revenues for the year ended December 31, 2012. The final Divestiture proceeds are subject to various purchase price adjustments incurred in the normal course of business and are expected to be finalized during 2013.

5. Long-Term Debt

The Company’s outstanding debt is summarized below (in thousands):

		As of March 31, 2013			As of December 31, 2012
	Maturity Date	Principal	Unamortized Discount	Carrying Amount	Principal	Unamortized Discount	Carrying Amount
Amended Credit Facility (1)	October 31, 2016	$25,000	$0	$25,000	$0	$0	$0
9.875% Senior Notes (2)	July 15, 2016	250,000	(6,780)	243,220	250,000	(7,209)	242,791
Convertible Notes (3)	March 15, 2028 (4)	25,344	0	25,344	25,344	0	25,344
7.625% Senior Notes (5)	October 1, 2019	400,000	0	400,000	400,000	0	400,000
7.0% Senior Notes (6)	October 15, 2022	400,000	0	400,000	400,000	0	400,000
Lease Financing Obligation (7)	August 10, 2020	95,355	0	95,355	97,596	0	97,596

Total Debt		$1,195,699	$(6,780)	$1,188,919	$1,172,940	$(7,209)	$1,165,731
Less: Current Portion of Long-Term Debt		9,152	0	9,152	9,077	0	9,077

Total Long-Term Debt		$1,186,547	$(6,780)	$1,179,767	$1,163,863	$(7,209)	$1,156,654

(1)	The recorded value of the Amended Credit Facility approximates its fair value due to its floating rate structure.
(2)	The aggregate estimated fair value of the 9.875% Senior Notes was approximately $267.6 million and $271.9 million as of March 31, 2013 and December 31, 2012, respectively, based on reported market trades of these instruments.
(3)	The aggregate estimated fair value of the Convertible Notes was approximately $25.3 million as of both March 31, 2013 and December 31, 2012 based on reported market trades of these instruments.
(4)	The Company has the right at any time, with at least 30 days’ notice, to call the Convertible Notes, and the holders have the right to require the Company to purchase the notes on each of March 20, 2015, March 20, 2018 and March 20, 2023.
(5)	The aggregate estimated fair value of the 7.625% Senior Notes was approximately $428.0 million and $435.0 million as of March 31, 2013 and December 31, 2012, respectively, based on reported market trades of these instruments.
(6)	The aggregate estimated fair value of the 7.0% Senior Notes was approximately $420.0 million and $413.8 million as of March 31, 2013 and December 31, 2012, respectively, based on reported market trades of these instruments.
(7)	The aggregate estimated fair value of the Lease Financing Obligation was approximately $95.0 million and $97.7 million as of March 31, 2013 and December 31, 2012, respectively. Because there is no active, public market for the Lease Financing Obligation, the aggregate estimated fair value was based on market-based parameters of comparable term secured financing instruments.

Amended Credit Facility

The Company’s Amended Credit Facility has a maturity date of October 31, 2016, and current commitments and borrowing base of $825.0 million. Interest rates are LIBOR plus applicable margins of 1.5% to 2.5% or ABR plus 0.5% to 1.5% and the commitment fee is between 0.375% to 0.5% based on borrowing base utilization. The average annual interest rates incurred on the Amended Credit Facility were 1.7% and 1.8% for the three months ended March 31, 2013 and 2012, respectively.

The borrowing base is required to be re-determined twice per year. The borrowing base was re-affirmed at $825.0 million as of April 24, 2013 related to its normal spring re-determination. Future borrowing bases will be computed based on proved oil and natural gas reserves, hedge positions and estimated future cash flows from those reserves, as well as any other outstanding debt of the Company.

The Amended Credit Facility also contains certain financial covenants. The Company is currently in compliance with all financial covenants and has complied with all financial covenants since issuance. As of March 31, 2013, the Company had $25.0 million outstanding under the Amended Credit Facility. As credit support for future payment under a contractual obligation, a $26.0 million letter of credit was issued under the Amended Credit Facility, effective May 4, 2010, which reduces the borrowing capacity of the Amended Credit Facility to $774.0 million.

9.875% Senior Notes Due 2016

On July 8, 2009, the Company issued $250.0 million in aggregate principal amount of 9.875% Senior Notes due 2016 at 95.172% of par resulting in a discount of $12.1 million. The 9.875% Senior Notes mature on July 15, 2016. Interest is payable in arrears semi-annually on January 15 and July 15, which began January 15, 2010. The 9.875% Senior Notes are senior unsecured obligations of the Company and rank equal in right of payment with all of the Company’s other existing and future senior unsecured indebtedness, including the Company’s Convertible Notes, 7.625% Senior Notes and 7.0% Senior Notes. The 9.875% Senior Notes are fully and unconditionally guaranteed by the subsidiaries that guarantee the Company’s indebtedness under the Amended Credit Facility, the Convertible Notes, the 7.625% Senior Notes and the 7.0% Senior Notes. The 9.875% Senior Notes include certain covenants that limit the Company’s ability to incur additional indebtedness, make restricted payments, create liens or sell assets and that prohibit the Company from paying dividends. The Company is currently in compliance with all financial covenants and has complied with all financial covenants since issuance. The 9.875% Senior are redeemable at the Company’s option at 104.9375% of principal on July 15, 2013 with no less than 30 days and no more than 60 days’ notice.

5% Convertible Senior Notes Due 2028

On March 12, 2008, the Company issued $172.5 million aggregate principal amount of Convertible Notes. On March 20, 2012, $147.2 million of the outstanding principal amount, or approximately 85% of the outstanding Convertible Notes, were put to the Company and redeemed by the Company at par. The Company settled the notes in cash. After the redemption, $25.3 million aggregate principal amount of the Convertible Notes was outstanding. The Convertible Notes mature on March 15, 2028, unless earlier converted, redeemed or purchased by the Company. The Convertible Notes are senior unsecured obligations and rank equal in right of payment to all of the Company’s existing and future senior unsecured indebtedness, are senior in right of payment to all of the Company’s future subordinated indebtedness, and are effectively subordinated to all of the Company’s secured indebtedness with respect to the collateral securing such indebtedness. The Convertible Notes are structurally subordinated to all present and future secured and unsecured debt and other obligations of the Company’s subsidiaries. The Convertible Notes are fully and unconditionally guaranteed by the subsidiaries that guarantee the Company’s indebtedness under the Amended Credit Facility, the 9.875% Senior Notes, the 7.625% Senior Notes and the 7.0% Senior Notes.

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

7.625% Senior Notes Due 2019

On September 27, 2011, the Company issued $400.0 million in principal amount of 7.625% Senior Notes due 2019 at par. The 7.625% Senior Notes mature on October 1, 2019. Interest is payable in arrears semi-annually on April 1 and October 1 beginning April 1, 2012. The 7.625% Senior Notes are senior unsecured obligations of the Company and rank equal in right of payment with all of the Company’s other existing and future senior unsecured indebtedness, including the Company’s Convertible Notes, 9.875% Senior Notes, and 7.0% Senior Notes. The 7.625% Senior Notes are fully and unconditionally guaranteed by the subsidiaries that guarantee the Company’s indebtedness under the Amended Credit Facility, the Convertible Notes, the 9.875% Senior Notes and the

7.0% Senior Notes. The 7.625% Senior Notes include certain covenants that limit the Company’s ability to incur additional indebtedness, make restricted payments, create liens or sell assets and that prohibit the Company from paying dividends. The Company is currently in compliance with all financial covenants and has complied with all financial covenants since issuance. The 7.625% Senior Notes are redeemable at the Company’s option at 103.8125% of principal on October 1, 2015 with no less than 30 days and no more than 60 days’ notice.

7.0% Senior Notes Due 2022

On March 12, 2012, the Company issued $400.0 million in aggregate principal amount of 7.0% Senior Notes due 2022 at par. The 7.0% Senior Notes mature on October 15, 2022. Interest is payable in arrears semi-annually on April 15 and October 15 of each year beginning October 15, 2012. The 7.0% Senior Notes are senior unsecured obligations and rank equal in right of payment with all of the Company’s other existing and future senior unsecured indebtedness, including the Company’s Convertible Notes, 9.875% Senior Notes and 7.625% Senior Notes. The 7.0% Senior Notes are callable by the Company on October 15, 2017 at 103.5% of the par value of the notes. The 7.0% Senior Notes are fully and unconditionally guaranteed by the subsidiaries that guarantee the Company’s indebtedness under the Amended Credit Facility, the Convertible Notes, the 9.875% Senior Notes and the 7.625% Senior Notes. The 7.0% Senior Notes include certain covenants that limit the Company’s ability to incur additional indebtedness, make restricted payments, create liens or sell assets and that prohibit the Company from paying dividends. The Company is currently in compliance with all financial covenants and has complied with all financial covenants since issuance.

Lease Financing Obligation Due 2020

On July 23, 2012, the Company entered into a lease financing arrangement with Bank of America Leasing & Capital, LLC as the lead bank (the “Lease Financing Obligation”) whereby the Company received $100.8 million through the sale and subsequent leaseback of existing compressors and related facilities owned by the Company. The Lease Financing Obligation expires on August 10, 2020, and the Company has the option to purchase the equipment at the end of the lease term for the then current fair market value. The Lease Financing Obligation also contains an early buyout option where the Company may purchase the equipment for $36.6 million on February 10, 2019. The lease payments related to the equipment are recognized as principal and interest expense based on a weighted average implicit interest rate of 3.3%. As of March 31, 2013, the Company had a balance of $95.4 million outstanding under the Lease Financing Obligation. See Note 12 for discussion of aggregate minimum future lease payments.

The following table summarizes, for the periods indicated, the cash or accrued portion of interest expense related to the Amended Credit Facility, 9.875% Senior Notes, Convertible Notes, 7.625% Senior Notes, 7.0% Senior Notes and the Lease Financing Obligation along with the non-cash portion resulting from the amortization of the debt discount and transaction costs through interest expense (in thousands):

	Three Months Ended March 31,
	2013	2012
Amended Credit Facility (1)
Cash interest	$864	$1,148
Non-cash interest	$585	$586
9.875% Senior Notes (2)
Cash interest	$6,172	$6,172
Non-cash interest	$679	$617
Convertible Notes (3)
Cash interest	$313	$1,899
Non-cash interest	$2	$1,768
7.625% Senior Notes (4)
Cash interest	$7,625	$7,625
Non-cash interest	$263	$281
7.0% Senior Notes (5)
Cash interest	$7,000	$1,397
Non-cash interest	$195	$66
Lease Financing Obligation (6)
Cash interest	$787	$0
Non-cash interest	$8	$0

(1)	Cash interest includes amounts related to interest and commitment fees paid on the Amended Credit Facility and participation and fronting fees paid on the letter of credit.

(2)	The stated interest rate for the 9.875% Senior Notes is 9.875% per annum with an effective interest rate of 11.2% per annum.
(3)	The stated interest rate for the Convertible Notes is 5% per annum. The effective interest rate of the Convertible Notes includes amortization of the debt discount, which represented the fair value of the equity conversion feature at the time of issue. The stated interest rate of 5% on the Convertible Notes will be the effective interest rate of the $25.3 million remaining principal balance, as the related debt discount was fully amortized as of March 31, 2012.
(4)	The stated interest rate for the 7.625% Senior Notes is 7.625% per annum with an effective interest rate of 8.0% per annum.
(5)	The stated interest rate for the 7.0% Senior Notes is 7.0% per annum with an effective interest rate of 7.2% per annum.
(6)	The effective interest rate for the Lease Financing Obligation is 3.3% per annum.

6. Asset Retirement Obligations

A reconciliation of the Company’s asset retirement obligations for the three months ended March 31, 2013 is as follows (in thousands):

As of December 31, 2012	$47,616
Liabilities incurred	434
Liabilities settled	(340)
Disposition of properties	(330)
Accretion expense	838
Revisions to estimate	1,217

As of March 31, 2013	$49,435
Less: current asset retirement obligations	816

Long-term asset retirement obligations	$48,619

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

The following tables set forth by level within the fair value hierarchy the Company’s financial assets and financial liabilities as of March 31, 2013 and December 31, 2012 that were measured at fair value on a recurring basis. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of assets and liabilities and their placement within the fair value hierarchy levels.

As of March 31, 2013

	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Deferred Compensation Plan	$849	$0	$0	$849
Cash Equivalents - Money Market Funds	28,557	0	0	28,557
Commodity Derivatives	0	17,938	0	17,938
Liabilities
Commodity Derivatives	$0	$23,752	$0	$23,752
Senior Notes	1,115,625	0	0	1,115,625
Amended Credit Facility	0	25,000	0	25,000
Convertible Notes	0	25,344	0	25,344
Lease Financing Obligation	0	95,022	0	95,022

As of December 31, 2012

	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Deferred Compensation Plan	$966	$0	$0	$966
Cash Equivalents - Money Market Funds	53	0	0	53
Commodity Derivatives	0	40,432	0	40,432
Liabilities
Commodity Derivatives	$0	$7,875	$0	$7,875
Senior Notes	1,120,675	0	0	1,120,675
Amended Credit Facility	0	0	0	0
Convertible Notes	0	25,344	0	25,344
Lease Financing Obligation	0	97,715	0	97,715

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

Level 1 Fair Value Measurements – The Company maintains a non-qualified deferred compensation plan (as discussed in more detail in Note 11) which allows certain management employees to defer receipt of a portion of their compensation. The Company maintains assets for the deferred compensation plan in a rabbi trust. The assets of the rabbi trust are invested in publicly traded mutual funds and are recorded in other current and other long-term assets on the Unaudited Consolidated

Balance Sheets. The Company also has highly liquid short term investments in money market funds. The deferred compensation plan financial assets are reported at fair value based on active market quotes, which represent Level 1 inputs. The money market fund investments are recorded at carrying value, which approximates fair value, which represent Level 1 inputs. The fair value of the Company’s fixed rate 9.875% Senior Notes, 7.625% Senior Notes and 7.0% Senior Notes are based on active market quotes, which represent Level 1 inputs.

Level 2 Fair Value Measurements – The fair value of the natural gas, crude oil and NGL forwards and options are estimated using a combined income and market valuation methodology with a mid-market pricing convention based upon forward commodity price and volatility curves. The curves are obtained from independent pricing services reflecting broker market quotes. The Company did not make any adjustments to the obtained curves. The pricing services publish observable market information from multiple brokers and exchanges. No proprietary models are used by the pricing services for the inputs. The Company utilized the counterparties’ valuations to assess the reasonableness of the Company’s valuations.

There is no active, public market for the Company’s Amended Credit Facility, Convertible Notes or Lease Financing Obligation. The Amended Credit Facility approximates its fair value due to its floating rate structure. The Convertible Notes are measured based on market-based parameters of the various components of the Convertible Notes and over the counter trades. The Lease Financing Obligation is measured based on market-based parameters of comparable term secured financing instruments. The fair value measurements for the Amended Credit Facility, Convertible Notes, and Lease Financing Obligation represent Level 2 inputs.

Level 3 Fair Value Measurements – As of March 31, 2013 and December 31, 2012, the Company did not have assets or liabilities that were measured on a recurring basis classified under a Level 3 fair value hierarchy.

Assets and Liabilities Measured on a Non-recurring Basis

The Company utilizes fair value on a non-recurring basis to perform impairment tests on its property and equipment when required. The inputs used to determine such fair value are primarily based upon internally developed cash flow models and would generally be classified within Level 3. The Company also applied fair value accounting guidance to measure the assets and liabilities in the Divestiture in 2012. The fair values of these items were primarily determined using the present value of estimated future cash inflows and outflows. Because of the unobservable nature of these inputs, they are classified within Level 3. See Note 4 for additional discussion of the Divestiture. Additionally, the Company uses fair value to determine the value of its asset retirement obligations. The inputs used to determine such fair value are primarily based upon costs incurred historically for similar work, as well as estimates from independent third parties for costs that would be incurred to restore leased property to the contractually stipulated condition and would generally be classified within Level 3.

8. Derivative Instruments

The Company uses financial derivative instruments as part of its price risk management program to achieve a more predictable cash flow from its production revenues by reducing its exposure to commodity price fluctuations. The Company has entered into financial commodity swap contracts related to the sale of a portion of the Company’s production. The Company does not enter into derivative instruments for speculative or trading purposes.

In addition to financial contracts, the Company may at times be party to various physical commodity contracts for the sale of oil, natural gas and NGLs that have varying terms and pricing provisions. These physical commodity contracts qualify for the normal purchase and normal sale exception and, therefore, are not subject to hedge or mark-to-market accounting. The financial impact of physical commodity contracts is included in oil, gas and NGL production revenues at the time of settlement.

All derivative instruments, other than those that meet the normal purchase and normal sale exception, as mentioned above, are recorded at fair value and included on the Unaudited Consolidated Balance Sheets as assets or liabilities. The following table summarizes the location, as well as the gross and net fair value amounts of all derivative instruments presented on the Unaudited Consolidated Balance Sheets as of the dates indicated.

	As of March 31, 2013
Balance Sheet	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet		Net Amounts of Assets Presented in the Balance Sheet
		(in thousands)
Derivative assets	$13,597	$(10,008	)(1)	$3,589
Deferred financing costs, derivative assets and other noncurrent assets(2)	4,341	(2,706	)(1)	1,635

Total derivative assets	$17,938	$(12,714)		$5,224

Balance Sheet	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet		Net Amounts of Liabilities Presented in the Balance Sheet
		(in thousands)
Derivative liabilities	$(19,713)	$10,008	(3)	$(9,705)
Derivatives and other noncurrent liabilities(4)	(4,039)	2,706	(3)	(1,333)

Total derivative liabilities	$(23,752)	$12,714		$(11,038)

	As of December 31, 2012
Balance Sheet	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet		Net Amounts of Assets Presented in the Balance Sheet
		(in thousands)
Derivative assets	$34,828	$(4,848	)(1)	$29,980
Deferred financing costs, derivative assets and other noncurrent assets(2)	5,604	(2,623	)(1)	2,981

Total derivative assets	$40,432	$(7,471)		$32,961

Balance Sheet	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet		Net Amounts of Liabilities Presented in the Balance Sheet
		(in thousands)
Derivative liabilities	$(4,848)	$4,848	(3)	$0
Derivatives and other noncurrent liabilities(4)	(3,027)	2,623	(3)	(404)

Total derivative liabilities	$(7,875)	$7,471		$(404)

(1)	Amounts are netted against derivative asset balances with the same counterparty, and therefore are presented as a net asset on the Unaudited Consolidated Balance Sheets.
(2)	As of March 31, 2013 and December 31, 2012, this line item on the Unaudited Consolidated Balance Sheets includes $25.3 million and $26.8 million of deferred financing costs and other noncurrent assets, respectively.
(3)	Amounts are netted against derivative liability balances with the same counterparty, and, therefore, are presented as a net liability on the Unaudited Consolidated Balance Sheets.
(4)	As of March 31, 2013 and December 31, 2012, this line item on the Unaudited Consolidated Balance Sheets includes $5.1 million and $4.1 million of other noncurrent liabilities, respectively.

The following table summarizes the cash flow hedge gains and losses, net of tax, and their locations on the Unaudited Consolidated Balance Sheets and Unaudited Consolidated Statements of Operations as of the periods indicated:

	Derivatives Qualifying as Cash Flow Hedges		Three Months Ended March 31,
			2013	2012
			(in thousands)
Amount of Gain (Loss) Reclassified from AOCI into Income (net of tax)	Commodity Hedges	(1)	$1,292	$15,908

(1)	Gains and losses reclassified from AOCI into income are included in the oil, gas and NGL production revenues in the Unaudited Consolidated Statements of Operations.

As of March 31, 2013, the Company had financial instruments in place to hedge the following volumes for the periods indicated:

	April –December 2013	For the year 2014	For the year 2015
Oil (Bbls)	2,209,700	1,677,500	182,500
Natural Gas (MMbtu)	35,832,500	27,375,000	0
Natural Gas Liquids (Bbls)	241,071	0	0

As a result of settlements of swap contracts that were previously designated as cash flow hedges, the Company recognized an increase in oil production revenues of $0.4 million and $0.8 million and an increase in natural gas production revenues of $1.7 million and $24.7 million for the three months ended March 31, 2013 and 2012, respectively. As a result of settlements of swap contracts that were not previously designated as cash flow hedges, the Company also recognized an increase in commodity derivative gains of $4.0 million and $5.3 million related to natural gas hedges for the three months ended March 31, 2013 and 2012, respectively. The Company also recognized a $2.4 million gain and a $1.5 million loss related to oil hedges for the three months ended March 31, 2013 and 2012, respectively, within the commodity derivative gain (loss) income statement line item. The Company recognized a gain of $0.4 million and $1.4 million related to NGL hedges within the commodity derivative gain (loss) income statement line item for the three months ended March 31, 2013 and 2012, respectively.

The table below summarizes the realized and unrealized gains and losses the Company recognized related to its oil and natural gas derivative instruments for the periods indicated:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Realized gains on derivatives designated as cash flow hedges (1)	$2,067	$25,465

Realized gains on derivatives not designated as cash flow hedges	$6,453	$3,803
Unrealized gains (losses) on derivatives not designated as cash flow hedges	(36,304)	40,944

Total commodity derivative gain (loss) (2)	$(29,851)	$44,747

(1)	Included in Oil, gas and NGL production revenues in the Unaudited Consolidated Statements of Operations.
(2)	Included in Commodity derivative gain (loss) in the Unaudited Consolidated Statements of Operations.

The Company’s derivative financial instruments are generally executed with major financial or commodities trading institutions that expose the Company to market and credit risks and may, at times, be concentrated with certain counterparties or groups of counterparties. The Company had hedges in place with 11 different counterparties as of March 31, 2013. Although notional amounts are used to express the volume of these contracts, the amounts potentially subject to credit risk, in the event of non-performance by the counterparties, are substantially smaller. The creditworthiness of counterparties is subject to continual review by management, and the Company believes all of these institutions currently are acceptable credit risks. Full performance is anticipated, and the Company has no past due receivables from any of its counterparties.

It is the Company’s policy to enter into derivative contracts with counterparties that are lenders in the Amended Credit Facility, affiliates of lenders in the Amended Credit Facility or potential lenders in the Amended Credit Facility. One counterparty that was a lender in the Amended Credit Facility withdrew from the facility when the Company amended the facility in October 2011. The Company will continue to monitor the creditworthiness of this counterparty during the remaining duration of the derivatives that were entered into while that counterparty was a lender in the Amended Credit Facility. The Company’s derivative contracts are documented using an industry standard contract known as a Schedule to the Master Agreement and International Swaps and Derivative Association, Inc. (“ISDA”) Master Agreement or other contracts. Typical terms for these contracts include credit support requirements, cross default provisions, termination events and set-off provisions. The Company is not required to provide any credit support to its counterparties other than cross collateralization with the properties securing the Amended Credit Facility. The Company has set-off provisions in its derivative contracts with lenders under its Amended Credit Facility which, in the event of a counterparty default, allow the Company to set-off amounts owed to the defaulting counterparty under the Amended Credit Facility or other obligations against monies owed the Company under derivative contracts. Where the counterparty is not a lender under the Company’s Amended Credit Facility, it may not be able to set-off amounts owed by the Company under the Amended Credit Facility, even if such counterparty is an affiliate of a lender under such facility. The Company does not have any derivative balances that are offset by cash collateral.

9. Income Taxes

The Company accounts for uncertainty in income taxes for tax positions taken or expected to be taken in a tax return in accordance with the FASB’s rules on income taxes. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on technical merits. During the three months ended March 31, 2013, there was no change to the Company’s liability for uncertain tax positions.

The Company’s policy is to classify accrued penalties and interest related to unrecognized tax benefits in the Company’s income tax provision. The Company did not record any accrued interest or penalties associated with unrecognized tax benefits during the three months ended March 31, 2013.

Income tax expense for the three months ended March 31, 2013 and 2012 differs from the amounts that would be provided by applying the U.S. federal income tax rate to income before income taxes principally due to the effect of state income taxes, stock-based compensation and other operating expenses not deductible for income tax purposes.

10. Stockholders’ Equity

The components of accumulated other comprehensive income and related tax effects for the three months ended March 31, 2013 and 2012 are as follows:

	Gross		Tax Effect	Net of Tax
	(in thousands)
Accumulated other comprehensive income — December 31, 2011	$89,714		$(33,670)	$56,044

Reclassification adjustment for realized gains on hedges included in net income	(25,465	)(1)	9,557	(15,908)

Accumulated other comprehensive income — March 31, 2012	$64,249		$(24,113)	$40,136

	Gross		Tax Effect	Net of Tax
	(in thousands)
Accumulated other comprehensive income — December 31, 2012	$8,544		$(3,212)	$5,332

Reclassification adjustment for realized gains on hedges included in net income	(2,068	)(1)	776	(1,292)

Accumulated other comprehensive income — March 31, 2013	$6,476		$(2,436)	$4,040

(1)	Amounts have been reclassified from AOCI into Oil, natural gas and NGL production revenues.

11. Equity Incentive Compensation Plans and Other Employee Benefits

The Company maintains various stock-based compensation plans and other employee benefits as discussed below. Stock-based compensation is measured at the grant date based on the value of the awards, and the fair value is recognized on a straight-line basis over the requisite service period (usually the vesting period).

The following table presents the non-cash stock-based compensation related to equity awards for the periods indicated:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Common stock options	$2,490	$2,100
Nonvested equity common stock	2,400	1,978
Nonvested equity common stock units (1)	400	297
Nonvested performance-based equity	168	117

Total	$5,458	$4,492

(1)	Includes non-cash stock-based compensation related to director fees of $0.2 million for the three months ended March 31, 2013.

Unrecognized compensation cost as of March 31, 2013 was $25.5 million related to grants of nonvested stock options and nonvested equity shares of common stock that are expected to be recognized over a weighted-average period of 2.7 years.

Stock Options and Nonvested Equity Shares. The following tables present the equity awards granted pursuant to the Company’s various stock compensation plans:

	Three Months Ended March 31, 2013		Three Months Ended March 31, 2012
	Number of Options	Weighted Average Price Per Share	Number of Options	Weighted Average Price Per Share
Options to purchase shares of common stock	0	$0	546,106	$27.56

	Three Months Ended March 31, 2013		Three Months Ended March 31, 2012
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested equity shares	540,380	$17.26	204,497	$27.05
Nonvested equity common stock units (1)	8,395	$20.27	0	$0
Nonvested performance-based equity shares	274,979	$16.57	172,366	$26.38

Total shares granted (1)	823,754		376,863

(1)	Includes 8,395 nonvested equity share units related to director fees with a weighted average grant date fair value of $20.27 for the three months ended March 31, 2013.

Performance Share Programs. In February 2010, the Compensation Committee of the Board of Directors of the Company approved a performance share program (the “2010 Program”). Upon commencement of the 2010 Program and during each subsequent year of the 2010 Program, the Compensation Committee will meet to approve target and stretch goals for certain operational or financial metrics that are selected by the Compensation Committee for the upcoming year and to determine whether metrics for the prior year have been met. As new goals are established each year for the performance-based awards, a new grant date and a new fair value are created for financial reporting purposes for those shares that could potentially vest in the upcoming year. Compensation expense is recognized based upon an estimate of the extent to which the performance goals would be met. If such goals are not met, no compensation expense is recognized and any previously recognized compensation expense is reversed.

Based on the Company performance in 2010, 25.9% of the 2010 Program performance shares vested in February 2011, and the Company recognized $0.2 million of non-cash stock-based compensation expense related to these awards for the three months ended March 31, 2011. Based on Company performance in 2011, 26.6% of the 2010 Program performance shares vested in February 2012, and the Company recognized $0.2 million of non-cash stock-based compensation expense related to these awards for the three months ended March 31, 2012. Based upon the Company’s performance in 2012, none of the 2010 Program performance shares vested in February 2013, and the Company recorded zero and $0.1 million of non-cash stock-based compensation expense related to these awards based on estimated performance for the three months ended March 31, 2013 and 2012, respectively.

In March 2012, the Compensation Committee approved a new performance share program (the “2012 Program”). The performance-based awards contingently vest in May 2015, depending on the level at which the performance goals are achieved. The Company recorded zero and $0.1 million of non-cash stock-based compensation expense related to these awards for the three months ended March 31, 2013 and 2012, respectively.

In February 2013, the Compensation Committee approved the performance metrics used to measure potential vesting of the performance shares in the 2010 Program based on 2013 performance. For the year ending December 31, 2013, the performance goals consist of the Company’s total shareholder return (“TSR”) ranking relative to a defined peer group’s individual TSR (weighted at 40%), the Company’s discretionary cash flow (weighted at 30%) and PV10 of proved oil and natural gas reserves (weighted at 30%). In February 2013, 86,223 performance-based nonvested equity shares of common stock in the 2010 Program were subject to the new grant date, and the fair value was remeasured at the grant date. All remaining unvested shares could potentially vest if all performance goals are met at the stretch level. All compensation expense related to the TSR metric will be recognized if the requisite service period is fulfilled, even if the market condition is not achieved. All compensation expense related to the discretionary cash flow metric and the proved oil and natural gas reserves metric will be based upon the number of shares expected to vest at the end of the one year period. The Company recorded $0.1 million of non-cash stock-based compensation expense related to these awards during the three months ended March 31, 2013.

In February 2013, the Compensation Committee established vesting terms of the Company’s nonvested equity awards in the 2010 Program that are subject to a market performance-based vesting condition, which is based on the Company’s TSR ranking relative to a defined peer group’s individual TSRs. In February 2013, 22,710 market-based nonvested equity shares of common stock were subject to the new grant date, and the fair value was remeasured at the grant date. The fair value of the market-based awards is amortized ratably over the remaining requisite service period. All compensation expense related to the market-based awards will be recognized if the requisite service period is fulfilled, even if the market condition is not achieved. The Company recorded $0.01 million of non-cash stock-based compensation expense related to these awards for the three months ended March 31, 2013.

In February 2013, the Compensation Committee approved a new performance share program (the “2013 Program”) pursuant to the 2012 Equity Incentive Plan (“2012 Incentive Plan”). The performance-based awards contingently vest in May 2016, depending on the level at which the performance goals are achieved. The performance goals, which will be measured over the three year period ending December 31, 2015, consist of the Company’s TSR ranking relative to a defined peer group’s individual TSR (“Relative TSR”) (weighted at 33 1/3%), the percentage change in discretionary cash flow per debt adjusted share relative to a defined peer group’s percentage calculation (“DCF per Debt Adjusted Share”) (weighted at 33 1/3%) and percentage change in proved oil and natural gas reserves per debt adjusted share (“Reserves per Debt Adjusted Share”) (weighted at 33 1/3%). The Relative TSR and DCF per Debt Adjusted Share goals will vest at 25% of the total award for performance met at the threshold level, 100% will vest at the target level and 200% will vest at the stretch level. The Reserves per Debt Adjusted Share goal will vest at 50% of the total award for performance met at the threshold level, 100% will vest at the target level and 200% will vest at the stretch level. If the actual results for a metric are between the threshold and target levels or between the target and stretch levels, the vested number of shares will be adjusted on a prorated basis of the actual results compared to the threshold, target and stretch goals. If the threshold metrics are not met, no shares will vest. In any event, the total number of shares of common stock that could vest will not exceed 200% of the original number of performance shares granted. At the end of the three year vesting period, any shares that have not vested will be forfeited. A total of 274,979 shares were granted under this program during the three months ended March 31, 2013. All compensation expense related to the TSR metric will be recognized if the requisite service period is fulfilled, even if the market condition is not achieved. All compensation expense related to the discretionary cash flow metric and the proved oil and natural gas reserves metric will be based upon the number of shares expected to vest at the end of the three year period. The Company recorded $0.1 million of non-cash stock-based compensation expense related to these awards for the three months ended March 31, 2013.

Director Fees. The Company’s non-employee, or outside, directors, may elect to receive all or a portion of their annual retainer and meeting fees in the form of restricted stock units (“RSUs”), which are settled with shares of the Company’s common stock, issued pursuant to the Company’s 2012 Incentive Plan. After each quarter, RSUs with a value equal to the fees payable for that quarter, calculated using the closing price for the Company’s common stock on the last trading day of the quarter, will be delivered to each outside director who elected before that quarter to receive RSUs for payment of director fees. These nonvested RSUs will vest immediately at the end of the applicable quarter. Once vested, the RSUs will settle at the end of the applicable quarter or such later date elected by the director.

A summary of the Company’s directors’ fees and equity-based compensation for the three months ended March 31, 2013 and 2012 is presented below:

	Three Months Ended March 31,
	2013	2012
Director fees (shares)	8,395	1,518
Stock-based compensation (in thousands)	$170	$39

Other Employee Benefits-401(k) Savings Plan. The Company has an employee-directed 401(k) savings plan (the “401(k) Plan”) for all eligible employees over the age of 21. Under the 401(k) Plan, employees may make voluntary contributions based upon a percentage of their pretax income, subject to statutory limitations.

The Company matches 100% of each employee’s contribution, up to 6% of the employee’s pretax income, with 50% of the match made with the Company’s common stock. The Company’s cash and common stock contributions are fully vested upon the date of match and employees can immediately sell the portion of the match made with the Company’s common stock. The Company made matching cash and common stock contributions of $0.9 million and $0.8 million for the three months ended March 31, 2013 and 2012, respectively.

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

The deferred compensation liability was $0.8 million and $1.0 million as of March 31, 2013 and December 31, 2012, respectively, of which $0.3 million was classified as current as of March 31, 2013 and December 31, 2012.

The Company has established a rabbi trust to offset the deferred compensation liability and protect the interests of the plan participants. The investments in the rabbi trust seek to offset the change in the value of the related liability. As a result, there is no expected impact on earnings or earnings per share from the changes in market value of the investment assets because the changes in market value of the trust assets are offset by changes in the value of the deferred compensation plan liability.

12. Commitments and Contingencies

Lease Financing Obligation. The Company has a Lease Financing Obligation with Bank of America Leasing & Capital, LLC as the lead bank as discussed in Note 5. As of March 31, 2013, the aggregate undiscounted minimum future lease payments are presented below (in thousands):

2013	$9,104
2014	12,139
2015	12,139
2016	12,139
2017	12,139
Thereafter	32,367

Total	$90,027

Transportation Demand and Firm Processing Charges. The Company has entered into contracts that provide firm transportation capacity on pipeline systems and firm processing charges. The remaining terms on these contracts range from one to 11 years and require the Company to pay transportation demand and processing charges regardless of the amount of pipeline capacity utilized by the Company. The Company paid $8.8 million and $11.1 million of transportation demand charges for the three months ended March 31, 2013 and 2012, respectively. The Company paid $0.7 million and $1.6 million of firm processing charges for the three months ended March 31, 2013 and 2012, respectively. All transportation costs, including demand charges and processing charges, are included in gathering, transportation and processing expense in the Unaudited Consolidated Statements of Operations.

The values in the table below represent the Company’s gross future minimum transportation demand and firm processing charges as of and subsequent to March 31, 2013. However, the Company will record in its financial statements only the Company’s proportionate share based on the Company’s working interest and net revenue interest, which will vary from property to property.

(in thousands)
2013	$43,279
2014	57,929
2015	58,065
2016	56,464
2017	51,824
Thereafter	140,725

Total	$408,286

Drilling, Lease and Other Commitments. At March 31, 2013, the Company had one drilling rig under contract through 2013, which has total commitments of $0.6 million. This Company may terminate the contract, but would be required to pay a penalty of

$0.4 million as of March 31, 2013. All other rigs currently performing work for the Company are on a well-by-well basis and, therefore, can be released without penalty at the conclusion of drilling on the current well. The Company also has one take-or-pay purchase agreement for supply of carbon dioxide (“CO2”), which has a total financial commitment of $1.9 million. The CO2 is for use in fracture stimulation operations. Under this contract, the Company is obligated to purchase a minimum monthly volume at a set price. If the Company takes delivery of less than the minimum required amount, the Company is responsible for full payment (deficiency payment) in December 2015.

The Company leases office space, vehicles and certain equipment under non-cancelable operating leases. Office lease expense was $0.5 million and $0.4 million for the three months ended March 31, 2013 and 2012, respectively. Additionally, the Company has entered into various long-term agreements for telecommunication services. Future minimum annual payments under lease and other agreements as of and subsequent to March 31, 2013 are as follows (in thousands):

2013	$3,280
2014	3,463
2015	2,809
2016	2,469
2017	2,481
Thereafter	3,155

Total	$17,657

Litigation. The Company is subject to litigation, claims and governmental and regulatory proceedings arising in the course of ordinary business. It is the opinion of the Company’s management that current claims and litigation involving the Company are not likely to have a material adverse effect on its Unaudited Consolidated financial position, cash flows or results of operations.

13. Guarantor Subsidiaries

In addition to the Amended Credit Facility, 9.875% Senior Notes, 7.625% Senior Notes, 7.0% Senior Notes and the Convertible Notes, which are registered securities, are jointly and severally guaranteed on a full and unconditional basis by the Company’s 100% owned subsidiaries (“Guarantor Subsidiaries”). Presented below are the Company’s unaudited condensed consolidating balance sheets, statements of operations, statements of other comprehensive income and statements of cash flows, as required by Rule 3-10 of Regulation S-X of the Securities Exchange Act of 1934, as amended.

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

Condensed Consolidating Balance Sheets

	As of March 31, 2013
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Assets:
Current assets	$157,828	$3,124	$0	$160,952
Property and equipment, net	2,546,981	106,144	0	2,653,125
Intercompany receivable (payable)	147,142	(147,142)	0	0
Investment in subsidiaries	(43,243)	0	43,243	0
Noncurrent assets	26,967	0	0	26,967

Total assets	$2,835,675	$(37,874)	$43,243	$2,841,044

Liabilities and Stockholders’ Equity:
Current liabilities	$205,121	$587	$0	$205,708
Long-term debt	1,179,767	0	0	1,179,767
Deferred income taxes	244,809	2,251	0	247,060
Other noncurrent liabilities	52,478	2,531	0	55,009
Stockholders’ equity	1,153,500	(43,243)	43,243	1,153,500

Total liabilities and stockholders’ equity	$2,835,675	$(37,874)	$43,243	$2,841,044

	As of December 31, 2012
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Assets:
Current assets	$226,013	$2,326	$0	$228,339
Property and equipment, net	2,514,240	97,097	0	2,611,337
Intercompany receivable (payable)	141,272	(141,272)	0	0
Investment in subsidiaries	(47,533)	0	47,533	0
Noncurrent assets	29,773	0	0	29,773

Total assets	$2,863,765	$(41,849)	$47,533	$2,869,449

Liabilities and Stockholders’ Equity:
Current liabilities	$212,117	$1,016	$0	$213,133
Long-term debt	1,156,654	0	0	1,156,654
Deferred income taxes	264,113	2,251	0	266,364
Other noncurrent liabilities	48,106	2,417	0	50,523
Stockholders’ equity	1,182,775	(47,533)	47,533	1,182,775

Total liabilities and stockholders’ equity	$2,863,765	$(41,849)	$47,533	$2,869,449

Condensed Consolidating Statements of Operations

	Three Months Ended March 31, 2013
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Operating and other revenues	$130,140	$8,137	$0	$138,277
Operating expenses	(112,072)	(3,847)	0	(115,919)
General and administrative	(20,582)	0	0	(20,582)
Interest income and other income (expense)	(54,354)	0	0	(54,354)

Income (loss) before income taxes and equity in earnings (loss) of subsidiaries	(56,868)	4,290	0	(52,578)
Benefit from income taxes	19,427	0	0	19,427
Equity in earnings (loss) of subsidiaries	4,290	0	(4,290)	0

Net income (loss)	$(33,151)	$4,290	$(4,290)	$(33,151)

	Three Months Ended March 31, 2012
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Operating and other revenues	$174,534	$4,642	$0	$179,176
Operating expenses	(123,070)	(4,213)	0	(127,283)
General and administrative	(18,440)	0	0	(18,440)
Interest and other income (expense)	24,720	0	0	24,720

Income (loss) before income taxes and equity in earnings (loss) of subsidiaries	57,744	429	0	58,173
Provision for income taxes	(22,280)	0	0	(22,280)
Equity in earnings (loss) of subsidiaries	429	0	(429)	0

Net income (loss)	$35,893	$429	$(429)	$35,893

Condensed Consolidating Statements of Comprehensive Income (Loss)

	Three Months Ended March 31, 2013
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Net income (loss)	$(33,151)	$4,290	$(4,290)	$(33,151)

Other Comprehensive Income (Loss), net of tax:
Effect of derivative financial instruments	(1,292)	0	0	(1,292)

Other comprehensive loss	(1,292)	0	0	(1,292)

Comprehensive income (loss)	$(34,443)	$4,290	$(4,290)	$(34,443)

	Three Months Ended March 31, 2012
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Net income (loss)	$35,893	$429	$(429)	$35,893

Other Comprehensive Income (Loss), net of tax:
Effect of derivative financial instruments	(15,908)	0	0	(15,908)

Other comprehensive loss	(15,908)	0	0	(15,908)

Comprehensive income (loss)	$19,985	$429	$(429)	$19,985

Condensed Consolidating Statements of Cash Flows

	Three Months Ended March 31, 2013
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities	$61,740	$5,186	$0	$66,926
Cash flows from investing activities:
Additions to oil and gas properties, including acquisitions	(104,268)	(11,056)	0	(115,324)
Additions to furniture, fixtures and other	(445)	0	0	(445)
Proceeds from sale of properties and other investing activities	6,424	0	0	6,424
Cash flows from financing activities:
Proceeds from debt	25,000	0	0	25,000
Principal payments on debt	(2,241)	0	0	(2,241)
Intercompany transfers	(5,870)	5,870	0	0
Other financing activities	(1,263)	0	0	(1,263)

Change in cash and cash equivalents	(20,923)	0	0	(20,923)
Beginning cash and cash equivalents	79,395	50	0	79,445

Ending cash and cash equivalents	$58,472	$50	$0	$58,522

	Three Months Ended March 31, 2012
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities	$94,627	$2,173	$0	$96,800
Cash flows from investing activities:
Additions to oil and gas properties, including acquisitions	(226,086)	(4,072)	0	(230,158)
Additions to furniture, fixtures and other	(2,329)	0	0	(2,329)
Proceeds from sale of properties and other investing activities	(112)	0	0	(112)
Cash flows from financing activities:
Proceeds from debt	450,000	0	0	450,000
Principal payments on debt	(267,156)	0	0	(267,156)
Intercompany transfers	(1,899)	1,899	0	0
Other financing activities	(8,682)	0	0	(8,682)

Change in cash and cash equivalents	38,363	0	0	38,363
Beginning cash and cash equivalents	57,331	0	0	57,331

Ending cash and cash equivalents	$95,694	$0	$0	$95,694

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements as to our future plans, estimates, beliefs and expected performance. Forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the following risks and uncertainties:

•	volatility of market prices received for oil, natural gas and natural gas liquids (“NGLs”);

•	costs and availability of third party facilities for gathering, processing, refining and transportation;

•	ability to receive drilling and other permits, regulatory approvals and required surface access and rights of way;

•	higher than expected costs and expenses including production, drilling and well equipment costs;

•	economic and competitive conditions;

•	reductions in the borrowing base under our amended revolving bank credit facility (the “Amended Credit Facility”);

•	declines in the values of our oil and natural gas properties resulting in impairments;

•	changes in estimates of proved reserves;

•	compliance with environmental and other regulations;

•	derivative and hedging activities;

•	potential failure to achieve expected production from existing and future exploration or development projects or acquisitions;

•	occurrence of property divestitures or acquisitions;

•	legislative or regulatory changes including initiatives related to drilling and completion techniques such as hydraulic fracturing;

•	future processing volumes and pipeline throughput;

•	the potential for production decline rates from our wells to be greater than we expect;

•	ability to replace natural production declines with new drilling or recompletion activities;

•	exploration risks such as drilling unsuccessful wells;

•	capital expenditures and other contractual obligations;

•	debt and equity market conditions;

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

•

other uncertainties, as well as those factors discussed below and in our Annual Report on Form 10-K for the year ended December 31, 2012 under the “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” sections and in Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q, all of which are difficult to predict.

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

Overview

Bill Barrett Corporation together with our wholly-owned subsidiaries (“the Company”, “we”, “our” or “us”) develops oil, natural gas and NGLs in the Rocky Mountain region of the United States. We seek to build stockholder value through profitable growth in cash flow, reserves and production through the development of our oil, natural gas and NGL assets. Due to the decline in natural gas prices resulting from the increased supply over the past few years, we have shifted our focus to finding, acquiring and developing oil resources. Therefore, we will see a decrease in gas production due to suspended gas drilling. We seek high quality development projects with potential for providing long-term drilling inventories that generate high returns. Substantially all of our revenues are generated through the sale of oil and natural gas production and NGLs recovery at market prices.

We were formed in January 2002 and are incorporated in the State of Delaware. In December 2004, we completed our initial public offering of 14,950,000 shares of our common stock at a price to the public of $25.00 per share. Since inception, we have built our portfolio of properties primarily through acquisitions where we seek to add value through our geologic and operational expertise. Our acquisitions have included key assets in the Piceance (Colorado), Uinta (Utah), Denver-Julesburg (Colorado and Wyoming) and Powder River (Wyoming) Basins in the Rocky Mountain region (the “Rockies”). We also may sell properties when the opportunity arises or when business conditions warrant, as demonstrated by the sale of our Wind River Basin and Powder River Basin properties and a portion of our Piceance Basin properties in 2012.

We are committed to developing and producing oil, natural gas and NGLs in a responsible and safe manner. We work diligently with environmental, wildlife and community organizations to ensure that our exploration and development activities are designed with all stakeholders in mind.

We operate in one industry segment, which is the development and production of crude oil, natural gas and NGLs, and all of our operations are conducted in the United States. Consequently, we currently report a single reportable segment.

Results of Operations

The following table sets forth selected operating data for the periods indicated:

Three Months Ended March 31, 2013 Compared with Three Months Ended March 31, 2012

	Three Months Ended March 31,		Increase (Decrease)
	2013	2012	Amount	Percent
	($ in thousands, except per unit data)
Operating Results:
Operating and Other Revenues
Oil, gas and NGL production	$134,405	$177,042	$(42,637)	(24)%
Other	3,872	2,134	1,738	81%
Operating Expenses
Lease operating expense	18,746	18,638	108	1%
Gathering, transportation and processing expense	15,588	27,352	(11,764)	(43)%
Production tax expense	5,951	6,207	(256)	(4)%
Exploration expense	95	439	(344)	(78)%
Impairment, dry hole costs and abandonment expense	7,101	564	6,537	*nm
Depreciation, depletion and amortization	68,438	74,083	(5,645)	(8)%
General and administrative expense (1)	15,148	13,800	1,348	10%
Non-cash stock-based compensation expense (1)	5,434	4,640	794	17%

Total operating expenses	$136,501	$145,723	$(9,222)	(6)%
Production Data (2):
Natural gas (MMcf)	14,662	25,319	(10,657)	(42)%
Oil (MBbls)	794	481	313	65%
NGLs (MBbls)	301	—	301	*nm
Combined volumes (MMcfe)	21,232	28,205	(6,973)	(25)%
Daily combined volumes (MMcfe/d)	236	310	(74)	(25)%
Average Realized Prices (3):
Natural gas (per Mcf) (4)	$4.10	$5.46	$(1.36)	(25)%
Oil (per Bbl)	81.74	88.42	(6.68)	(8)%
NGLs (per Bbl)	48.32	—	48.32	*nm
Combined (per Mcfe)	6.58	6.41	0.17	3%
Average Costs (per Mcfe):
Lease operating expense	$0.88	$0.66	$0.22	33%
Gathering, transportation and processing expense	0.73	0.97	(0.24)	(25)%
Production tax expense	0.28	0.22	0.06	27%
Depreciation, depletion and amortization	3.22	2.63	0.59	22%
General and administrative expense (5)	0.71	0.49	0.22	45%

*	Not meaningful.
(1)

Non-cash stock-based compensation expense is presented herein as a separate line item but is combined with general and administrative expense for a total of $20.6 million and $18.4 million for the three months ended March 31, 2013 and 2012, respectively, in the Unaudited Consolidated Statements of Operations. This separate presentation is a non-GAAP measure.

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
(2)	Prior to 2013, NGL volumes were included within natural gas production data, which impacts the comparability for the two periods presented.
(3)	Average realized prices shown in the table are net of the effects of all realized commodity hedging transactions.
(4)	Natural gas prices for 2012 include the effect of NGL related revenue.
(5)	Excludes non-cash stock-based compensation expense as described in Note 1 above. This presentation is a non-GAAP measure. Average costs per Mcfe for general and administrative expense, including non-cash stock-based compensation expense, as presented in the Unaudited Consolidated Statements of Operations, were $0.97 and $0.65 for the three months ended March 31, 2013 and 2012, respectively.

Production Revenues and Volumes. Historically, we have reported our natural gas production as a single stream of wet gas measured at the well head. Beginning in the first quarter of 2013, we changed our reporting for natural gas volumes to show natural gas and NGL production volumes consistent with title transfer for each product. Effective January 1, 2013, substantially all of our gas processing contracts were amended to designate title transfer of gas and NGLs processed at the tailgate of each processing plant.

Production revenues decreased to $134.4 million for the three months ended March 31, 2013 from $177.0 million for the three months ended March 31, 2012. This decrease is primarily due to a 25% decrease in production volumes. The decrease in production reduced production revenues by approximately $44.1 million, while the increase in average prices increased production revenues by approximately $1.5 million.

We discontinued hedge accounting as of January 1, 2012. All accumulated gains or losses related to the discontinued cash flow hedges were recorded in accumulated other comprehensive income (“AOCI”) as of January 1, 2012 and will remain in AOCI until the underlying transaction occurs. As the underlying transaction occurs, these gains or losses are reclassified from AOCI into oil, gas and NGL production revenues. The amount reclassified to oil, gas and NGL production revenues was a gain of $2.0 and $25.5 million for the three months ended March 31, 2013 and 2012, respectively.

Total production volumes of 21.2 Bcfe for the three months ended March 31, 2013 decreased from 28.2 Bcfe for the three months ended March 31, 2012. In addition, we completed a sale of natural gas assets on December 31, 2012, including 100% of our Wind River Basin and Powder River Basin coalbed methane properties (“PRB-CBM”) and an initial 18% interest in the Gibson Gulch assets in the Piceance Basin that progresses to a 26% interest in 2016. Lower natural gas commodity prices caused us to discontinue drilling activity in the Piceance Basin and West Tavaputs area in the Uinta Basin in 2012 to concentrate on our oil development programs, which has continued to impact 2013 gas production volumes. These decreases were partially offset by a 65% overall increase in oil production with increases in the Uinta Oil Program, DJ Basin and Powder River Oil Program, offset by a decrease in the Piceance Basin oil production, for the three months ended March 31, 2013. Additional information concerning production is in the following table:

	Three Months Ended March 31, 2013				Three Months Ended March 31, 2012				% Increase (Decrease)
	Oil	NGL(2)	Natural Gas(2)	Total	Oil	NGL(2)	Natural Gas(2)	Total	Oil	NGL(2)	Natural Gas	Total
	(MBbls)	(MBbls)	(MMcf)	(MMcfe)	(MBbls)	(MBbls)	(MMcf)	(MMcfe)	(MBbls)	(MBbls)	(MMcf)	(MMcfe)
Piceance Basin	93	246	7,033	9,067	138	—	11,428	12,256	(33)%	*nm	(38)%	(26)%
Uinta- West Tavaputs	15	—	6,455	6,545	15	—	9,014	9,104	0%	*nm	(28)%	(28)%
Uinta Oil Program	477	27	725	3,749	265	—	513	2,103	80%	*nm	41%	78%
DJ Basin	156	28	359	1,463	48	—	251	539	225%	*nm	43%	171%
Powder River Oil	49	—	50	344	10	—	35	95	390%	*nm	43%	262%
Other (1)	4	—	40	64	5	—	4,078	4,108	(20)%	*nm	(99)%	(98)%

Total	794	301	14,662	21,232	481	—	25,319	28,205	65%	*nm	(42)%	(25)%

*	Not meaningful.
(1)	Other includes PRB–CBM natural gas volumes of 3,009 MMcf for 2012 and Wind River natural gas production volumes of 1,062 MMcf and oil production of 3 MBbls for 2012.
(2)	Prior to 2013, NGL volumes were included in natural gas production data, which impacts the comparability for the two periods presented.

Hedging Activities. During the three months ended March 31, 2013, approximately 81% of our oil volumes, 93% of our natural gas volumes and 27% of our NGL related volumes were subject to financial hedges, which resulted in increases in oil revenues of $2.4 million, natural gas revenues of $5.7 million and NGL revenues of $0.4 million after settlements for all commodity derivatives. Of the $8.5 million total settlements for the three months ended March 31, 2013, $2.0 million was included in oil, gas and NGL production revenues and $6.5 million was included in commodity derivative gain (loss) in the Unaudited Statements of Operations. During the three months ended March 31, 2012, approximately 90% of our oil volumes, 65% of our natural gas volumes (excluding basis only swaps, which were equivalent to 7% of our natural gas volumes), and 31% of our NGL related volumes were subject to financial hedges, which resulted in a decrease in oil revenues of $0.7 million and an increase in natural gas revenues of $30.0 million after settlements for all commodity derivatives, including basis only and NGL swaps. Of the $29.3 million total settlements for the three months ended March 31, 2012, $25.5 million was included in oil, gas and NGL production revenues and $3.8 million was included in commodity derivative gain (loss) in the Unaudited Statements of Operations. We may not always be able to generate increases in revenue due to the expiration of hedges entered into at higher prices, and our ability to enter into new hedges at those prices has decreased as natural gas prices have fallen since entering into those hedges.

Other Operating Revenues. Other operating revenues increased to $3.9 million for the three months ended March 31, 2013 from $2.1 million for the three months ended March 31, 2012. Other operating revenues for the three months ended March 31, 2013 primarily consisted of $3.5 million in net gains realized from the sale of properties and $0.4 million of income from gathering and compression fees received from third parties. Other operating revenues for the three months ended March 31, 2012 consisted of $0.7 million of income from gathering, compression and salt-water disposal fees received from third parties and $1.4 million from the sale of seismic data.

Lease Operating Expense. Lease operating expense (“LOE”) increased to $0.88 per Mcfe for the three months ended March 31, 2013 from $0.66 per Mcfe for the three months ended March 31, 2012. In November 2012, a breach and fire occurred on one of our gathering pipelines adjacent to our Dry Canyon compressor station. The increase in lease operating expense on a per Mcfe basis is primarily due to a one-time charge of $1.2 million related to testing and reclamation of pipelines as a result of the Dry Canyon compressor fire in the West Tavaputs area of the Uinta Basin, along with $0.8 million of compressor overhaul expense in the Piceance Basin during the three months ended March 31, 2013 compared to the three months ended March 31, 2012. LOE on a per Mcfe basis is inherently higher for our oil producing properties such as those in our Uinta Oil and DJ Basin development areas. The sale of natural gas properties in the Wind River and Powder River Basins, which were lower LOE per Mcfe properties, also contributed to a higher LOE per Mcfe unit cost.

Gathering, Transportation and Processing Expense. Gathering, transportation and processing (“GTP”) expense decreased to $0.73 per Mcfe for the three months ended March 31, 2013 from $0.97 per Mcfe for the three months ended March 31, 2012. GTP expense for three months ended March 31, 2013 decreased as a result of a decrease in gathering and processing fees in the West Tavaputs area of the Uinta Basin related to a fire at our Dry Canyon compressor station in November 2012. A breach and fire occurred on one of our gathering pipelines adjacent to our Dry Canyon compressor station, damaging the 10 compressors on location as well as other equipment. As a result, we exercised the force majeure provision related to certain firm gathering and processing commitments, which negated our minimum volume commitment for firm processing and gathering fees starting in November 2012 and continuing through the three months ended March 31, 2013, which decreased our gathering and processing fees for the three months ended March 31, 2013 by approximately $0.08 per Mcfe. These fees will be reinstated in future operations. Due to decreased drilling activity in the West Tavaputs area of the Uinta Basin during the three months ended March 31, 2012, we were unable to meet a portion of our minimum volume commitments relating to our firm processing agreements and incurred a one-time charge of approximately $2.5 million in March 2012, increasing GTP expense for the three months ended March 31, 2012 by approximately $0.09 per Mcfe.

Production Tax Expense. Total production taxes decreased to $6.0 million for the three months ended March 31, 2013 from $6.2 million for the three months ended March 31, 2012. Production taxes are primarily based on the wellhead values of production, which exclude gains and losses associated with hedging activities. Production tax expense decreased during the three months ended March 31, 2013 primarily due to a 13% decrease in wellhead values of production, excluding hedging activities. Production taxes as a percentage of oil, natural gas and NGL sales before hedging adjustments was 4.5% for the three months ended March 31, 2013. Production taxes as a percentage of oil and natural gas sales before hedging adjustments was 4.1% for the three months ended March 31, 2012.

Production tax rates vary across the different areas in which we operate. As the proportion of our production changes from area to area, our average production tax rate will vary depending on the quantities produced from each area and the production tax rates in effect for those areas. The increase in the overall production tax rate is consistent with our production increase in states with higher production tax rates.

Exploration Expense. Exploration expense decreased to $0.1 million for the three months ended March 31, 2013 from $0.4 million for the three months ended March 31, 2012. Exploration expense for the three months ended March 31, 2013 consisted of $0.1 million of geological and geophysical seismic programs. Exploration expense for the three months ended March 31, 2012 consisted of $0.2 million of geological and geophysical seismic programs and $0.2 million for delay rentals across all basins.

Impairment, Dry Hole Costs and Abandonment Expense. Our impairment, dry hole costs and abandonment expense increased to $7.1 million for the three months ended March 31, 2013 from $0.6 million for the three months ended March 31, 2012. For the three months ended March 31, 2013, abandonment expense was $6.2 million and dry hole costs were $0.9 million. For the three months ended March 31, 2012, abandonment expense was $0.4 million and dry hole costs were $0.2 million. For both the three months ended March 31, 2013 and 2012, we did not incur any impairment charges related to the net carrying value of our oil and gas properties.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization (“DD&A”) decreased to $68.4 million for the three months ended March 31, 2013 compared with $74.1 million for the three months ended March 31, 2012. The decrease of $5.7 million was a result of a 25% decrease in production for the three months ended March 31, 2013 compared with the three months ended March 31, 2012 offset by an increase in the DD&A rate. The decrease in production accounted for an $18.3 million decrease in DD&A expense, while the overall increase in the DD&A rate accounted for $12.6 million of additional DD&A expense. The increase in the DD&A rate during the three months ended March 31, 2013 was due to an increase in the mix of oil projects, which have higher capital costs compared to natural gas projects compared with the three months ended March 31, 2012.

Under successful efforts accounting, depletion expense is calculated on a field-by-field basis based on geologic and reservoir delineation using the unit-of-production method. The capital expenditures for proved properties for each field compared to the proved reserves corresponding to each producing field determine a depletion rate for current production. For the three months ended March 31, 2013, the relationship of capital expenditures, proved reserves and production from certain producing fields yielded a depletion rate of $3.22 per Mcfe compared with $2.63 per Mcfe for the three months ended March 31, 2012. Future depletion rates will be adjusted to reflect capital expenditures, changes in commodity prices, proved reserve changes and well performance.

General and Administrative Expense. General and administrative expense, excluding non-cash stock-based compensation, increased to $15.1 million for the three months ended March 31, 2013 from $13.8 million for the three months ended March 31, 2012. General and administrative expense, excluding non-cash stock-based compensation, is a non-GAAP measure. See Note 1 to the table on page 29 for a reconciliation and explanation. This increase was primarily due to one-time executive and other employees’ severance expense included in the three months ended March 31, 2013. On a per Mcfe basis, general and administrative expense, excluding non-cash stock-based compensation, increased to $0.71 per Mcfe for the three months ended March 31, 2013 from $0.49 per Mcfe for the three months ended March 31, 2012, largely due to the 25% decrease in production as the result of the sale of the Wind River Basin and PRB-CBM properties and an interest in the Gibson Gulch assets in the Piceance Basin for the three months ended March 31, 2013.

Non-cash charges for stock-based compensation for the three months ended March 31, 2013 and the three months ended March 31, 2012 were $5.4 million and $4.6 million, respectively. Non-cash stock-based compensation expense for each of the three months ended March 31, 2013 and 2012 related primarily to vesting of our stock option awards and nonvested shares of common stock issued to employees.

The components of non-cash stock-based compensation for the three months ended March 31, 2013 and 2012 are shown in the following table:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Stock options and nonvested equity shares of common stock	$4,937	$4,253
Shares issued for 401(k) plan	327	311
Shares issued for directors’ fees	170	76

Total	$5,434	$4,640

Interest Expense. Interest expense increased to $24.5 million for the three months ended March 31, 2013 from $21.6 million for the three months ended March 31, 2012. The increase for the three months ended March 31, 2013 was primarily due to higher average outstanding borrowings, offset by a lower weighted average interest rate. Our weighted average interest rate for the three months ended March 31, 2013 was 8.4% compared to 9.1% for the three months ended March 31, 2012.

Commodity Derivative Gain (Loss). Commodity derivative gain (loss) decreased to a loss of $29.9 million for the three months ended March 31, 2013 from a gain of $44.7 million for the three months ended March 31, 2012 primarily due to the increase in unrealized losses resulting from an increase in future oil and gas commodity pricing as of March 31, 2013 compared with March 31, 2012.

The table below summarizes the realized and unrealized gains and losses we recognized in commodity derivative gain (loss) for the periods indicated:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Realized gain on derivatives not designated as cash flow hedges	$6,453	$3,803
Unrealized gain (loss) on derivatives not designated as cash flow hedges	(36,304)	40,944

Total commodity derivative gain (loss)	$(29,851)	$44,747

Income Tax Expense. Income tax benefit totaled $19.4 million for the three months ended March 31, 2013 compared to an expense of $22.3 million for the three months ended March 31, 2012, resulting in effective tax rates of 36.9% and 38.3%, respectively. For both the 2013 and 2012 periods, our effective tax rate differs from the federal statutory rate primarily as a result of recording stock-based compensation expense and other operating expenses that are not deductible for income tax purposes as well as the effect of state income taxes. The decrease in the effective tax rate is mainly a result of the relationship of these items to book income.

Capital Resources and Liquidity

Our primary sources of liquidity since our formation in January 2002 have been net cash provided by operating activities, sales and other issuances of equity and debt securities, including our Convertible Notes and senior notes, bank credit facilities, proceeds from sale-leasebacks, joint exploration agreements and sales of interests in properties. Our primary use of capital has been for the development, exploration and acquisition of oil and natural gas properties. As we pursue profitable reserves and production growth, we continually monitor the capital resources, including issuance of equity and debt securities, available to us to meet our future financial obligations, planned capital expenditure activities and liquidity. Our future success in growing proved reserves and production will be highly dependent on capital resources available to us and our success in finding or acquiring additional reserves. We believe that we have significant liquidity available to us from cash flows from operations and under our Amended Credit Facility for our planned uses of capital. We intend to not increase our total indebtedness at December 31, 2013 compared to December 31, 2012.

At March 31, 2013, we had cash and cash equivalents of $58.5 million and a $25.0 million balance outstanding under our Amended Credit Facility. As of December 31, 2012, the commitments on our Amended Credit Facility decreased from $900.0 million to $825.0 million as a result of the sale of certain of our non-core natural gas assets including our Wind River Basin natural gas producing properties and the PRB-CBM assets, and a non-operating working interest in our Piceance Basin development property. Our borrowing capacity is further reduced by $26.0 million to $774.0 million due to an outstanding irrevocable letter of credit related to a firm transportation agreement.

Cash Flow from Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2013 and 2012 was $66.9 million and $96.8 million, respectively. Cash provided by operating activities decreased primarily due to lower production volumes and higher cash operating expenses including lease operating expense and general and administrative expense.

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

To mitigate some of the potential negative impact on cash flow caused by changes in oil, natural gas and NGL prices, we have entered into financial commodity swap contracts to receive fixed prices for a portion of our production revenue. We typically hedge a fixed price for natural gas at our sales points (NYMEX less basis) to mitigate the risk of differentials to the NYMEX Henry Hub Index. At March 31, 2013, we had in place crude oil swaps covering portions of our 2013, 2014 and 2015 production, natural gas swaps covering portions of our 2013 and 2014 production and NGL swaps covering portions of our 2013 production.

In addition to financial contracts, we may at times enter into various physical commodity contracts for the sale of oil, natural gas and NGLs that cover varying periods of time and have varying pricing provisions. These physical commodity contracts qualify for the normal purchase and normal sales exception and, therefore, are not subject to hedge or mark-to-market accounting. The financial impact of physical commodity contracts is included in oil, gas and NGL production revenues at the time of settlement.

All derivative instruments, other than those that meet the normal purchase and normal sales exception as mentioned above, are recorded at fair market value and are included in the Unaudited Consolidated Balance Sheets as assets or liabilities. All fair values are adjusted for non-performance risk. All changes in the derivative’s fair value are recorded in earnings. These mark-to-market adjustments produce a degree of earnings volatility but have no cash flow impact relative to changes in market prices. Our cash flow is only impacted when the associated derivative instrument contract is settled by making a payment to or receiving a payment from the counterparty.

At March 31, 2013, the estimated fair value of all of our commodity derivative instruments was a net liability of $5.8 million, comprised of current and noncurrent assets and liabilities. We will reclassify the appropriate cash flow hedge amounts from AOCI, related to hedges designated as cash flow hedges prior to January 1, 2012, to gains and losses included in oil, natural gas and NGL production operating revenues as the hedged production quantities are produced.

The table below summarizes the realized and unrealized gains and losses that we recognized related to our oil and natural gas derivative instruments for the periods indicated (in thousands):

	Three Months Ended March 31,
	2013	2012
Realized gain on derivatives designated as cash flow hedges(1)	$2,067	$25,465

Realized gain on derivatives not designated as cash flow hedges(2)	$6,453	$3,803
Unrealized gain (loss) on derivatives not designated as cash flow hedges(2)	(36,304)	40,944

Total commodity derivative gain (loss)	$(29,851)	$44,747

(1)	Included in Oil, gas and NGL production revenues in the Unaudited Consolidated Statements of Operations.
(2)	Included in Commodity derivative gain (loss) in the Unaudited Consolidated Statements of Operations.

The following table summarizes all of our hedges in place as of March 31, 2013:

Contract	Total Hedged Volumes	Quantity Type	Weighted Average Fixed Price	Index Price(1)	Fair Market Value (in thousands)
Swap Contracts:
2013
Natural gas	1,375,000	MMBtu	$5.01	CIG	$1,541
Natural gas	34,457,500	MMBtu	$3.67	NWPL	$(9,284)
Natural gas liquids(2)	241,071	Bbls	$74.74	Mt. Belvieu	$2,154
Oil	2,209,700	Bbls	$97.74	WTI	$2,164
2014
Natural gas	27,375,000	MMBtu	$3.83	NWPL	$(5,875)
Oil	1,677,500	Bbls	$94.83	WTI	$3,270
2015
Oil	182,500	Bbls	$90.56	WTI	$216

Total					$(5,814)

The following table includes all hedges entered into subsequent to March 31, 2013 through April 19, 2013:

Contract	Total Hedged Volumes	Quantity Type	Weighted Average Fixed Price	Index Price(1)
Swap Contracts:
2014
Oil	146,000	Bbls	$93.00	WTI

(1)	CIG refers to Colorado Interstate Gas Rocky Mountains and NWPL refers to Northwest Pipeline Corporation price as quoted in Platt’s Inside FERC on the first business day of each month. Mt. Belvieu refers to the average daily price as quoted by Oil Price Information Service (“OPIS”) for Mont Belvieu spot gas liquid prices. WTI refers to West Texas Intermediate price as quoted on the New York Mercantile Exchange.
(2)	Weighted average fixed price includes propane, normal butane, isobutane and natural gasoline hedges.

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

It is our policy to enter into derivative contracts with counterparties that are lenders in the Amended Credit Facility, affiliates of lenders in the Amended Credit Facility or potential lenders in the Amended Credit Facility. One counterparty that was a lender in the Amended Credit Facility withdrew from the facility when we amended the facility in October 2011. We will continue to monitor the creditworthiness of this counterparty during the remaining duration of the derivatives that were entered into while that counterparty was a lender in the Amended Credit Facility. Our derivative contracts are documented using an industry standard contract known as a Schedule to the Master Agreement and International Swaps and Derivative Association, Inc. (“ISDA”) Master Agreement or other contracts. Typical terms for these contracts include credit support requirements, cross default provisions, termination events and set-off provisions. We are not required to provide any credit support to our counterparties other than cross collateralization with the properties securing the Amended Credit Facility. We have set-off provisions in our derivative contracts with lenders under our Amended Credit Facility which, in the event of a counterparty default, allow us to set-off amounts owed to the defaulting counterparty under the Amended Credit Facility or other obligations against monies owed us under derivative contracts. Where the counterparty is not a lender under the Amended Credit Facility, we may not be able to set-off amounts owed by us under the Amended Credit Facility, even if such counterparty is an affiliate of a lender under such facility.

Capital Expenditures

Our capital expenditures are summarized in the following tables for the periods indicated:

	Three Months Ended March 31,
Basin/Area	2013	2012
	(in millions)
Piceance	$2.4	$69.1
Uinta – West Tavaputs	0.5	47.6
Uinta Oil Program	64.6	77.0
DJ	19.5	27.6
Powder River Oil	29.7	7.5
Other	1.6	6.2

Total	$118.3	$235.0

	Three Months Ended March 31,
	2013	2012
	(in millions)
Acquisitions of proved and unproved properties and other real estate	$4.2	$32.5
Drilling, development, exploration and exploitation of oil and natural gas properties (1)	113.6	199.8
Geologic and geophysical costs	0.1	0.4
Furniture, fixtures and equipment	0.4	2.3

Total	$118.3	$235.0

(1)	Includes related gathering and facilities costs.

Our current estimated capital expenditure budget in 2013 is $475.0 million to $525.0 million, with all drilling activities targeting oil. The budget includes facilities costs and excludes material acquisitions. We may adjust capital expenditures throughout the year as business conditions and operating results warrant. We believe that we have sufficient available liquidity through 2013 with available cash under the Amended Credit Facility, our hedge positions and cash flow from operations to fund our budgeted capital expenditures. Future cash flows are subject to a number of variables, including our level of oil and natural gas production, commodity prices and operating costs. There can be no assurance that operations and other capital resources will provide sufficient amounts of cash flow to maintain planned levels of capital expenditures. We intend to not increase our total indebtedness at December 31, 2013 compared to December 31, 2012.

The amount, timing and allocation of capital expenditures is generally discretionary and within our control. If oil, natural gas and NGL prices decline to levels below our acceptable levels or costs increase to levels above our acceptable levels, we could choose to defer a portion of our budgeted capital expenditures until later periods to achieve the desired balance between sources and uses of liquidity generally by prioritizing capital projects to first focus on those that we believe will have the highest expected financial returns and ability to generate near-term cash flow. We routinely monitor and adjust our capital expenditures, including acquisitions and divestitures, in response to changes in prices and other economic and market conditions, availability of financing, drilling and acquisition costs, industry conditions, the timing of regulatory approvals, the availability of rigs, success or lack of success in drilling activities, contractual obligations, internally generated cash flow and other factors both within and outside of our control.

Financing Activities

Amended Credit Facility

Our Amended Credit Facility has a maturity date of October 31, 2016, and current commitments and borrowing base of $825.0 million. Interest rates are LIBOR plus applicable margins of 1.5% to 2.5% or ABR plus 0.5% to 1.5% and the commitment fee is between 0.375% to 0.5% based on borrowing base utilization. The average annual interest rates incurred on the Amended Credit Facility were 1.7% and 1.8% for the three months ended March 31, 2013 and 2012, respectively.

The borrowing base is required to be re-determined twice per year. The borrowing base was re-affirmed at $825.0 million as of April 24, 2013 related to our normal spring re-determination. Future borrowing bases will be computed based on proved oil and natural gas reserves, hedge position and estimated future cash flows from those reserves, as well as any other outstanding debt.

The Amended Credit Facility is secured by oil and natural gas properties representing at least 80% of the value of our proved reserves and the pledge of all of the stock of our subsidiaries. The Amended Credit Facility also contains certain financial covenants. We are currently in compliance with all financial covenants and have complied with all financial covenants for all prior periods. As of March 31, 2013, we had $25.0 million outstanding under the Amended Credit Facility. As credit support for future payment under a contractual obligation, a $26.0 million letter of credit was issued under the Amended Credit Facility, effective May 4, 2010, which reduced the current borrowing capacity of the Amended Credit Facility to $774.0 million.

9.875% Senior Notes Due 2016

The 9.875% Senior Notes have an aggregate principal amount of $250.0 million, are senior unsecured obligations and rank equal in right of payment with all of our other existing and future senior unsecured indebtedness. The 9.875% Senior Notes will mature on July 15, 2016. Interest is payable in arrears semi-annually on January 15 and July 15 of each year. The 9.875% Senior Notes are fully and unconditionally guaranteed by our subsidiaries. The 9.875% Senior Notes include certain covenants that limit our ability to incur additional indebtedness, make restricted payments, create liens or sell assets and that prohibit us from paying dividends. We are currently in compliance with all financial covenants and have complied with all financial covenants since issuance. The 9.875% Senior Notes are redeemable at our option at 104.9375% of principal on July 15, 2013 with no less than 30 days and no more than 60 days’ notice.

5% Convertible Senior Notes Due 2028

On March 12, 2008, we issued $172.5 million aggregate principal amount of Convertible Notes. On March 20, 2012, $147.2 million of the outstanding principal amount, or approximately 85% of the outstanding Convertible Notes, were put to us and were redeemed by us at par. We settled the notes in cash. After the redemption, $25.3 million aggregate principal amount of the Convertible Notes was outstanding. The Convertible Notes mature on March 15, 2028, unless earlier converted, redeemed or purchased by us. The Convertible Notes are senior unsecured obligations and rank equal in right of payment to all of our existing and future senior unsecured indebtedness, are senior in right of payment to all of our future subordinated indebtedness, and are effectively subordinated to all of our secured indebtedness with respect to the collateral securing such indebtedness. The Convertible Notes are structurally subordinated to all present and future secured and unsecured debt and other obligations of our subsidiaries. The Convertible Notes are fully and unconditionally guaranteed by the subsidiaries that guarantee our indebtedness under the Amended Credit Facility, the 9.875% Senior Notes, the 7.625% Senior Notes and the 7.0% Senior Notes.

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

7.625% Senior Notes Due 2019

The 7.625% Senior Notes have an aggregate principal amount of $400.0 million, are our senior unsecured obligations and rank equal in right of payment with all of our other existing and future senior unsecured indebtedness. The 7.625% Senior Notes will mature on October 1, 2019. Interest is payable in arrears semi-annually on April 1 and October 1 of each year. The 7.625% Senior Notes are fully and unconditionally guaranteed by our subsidiaries. The 7.625% Senior Notes include certain covenants that limit our ability to incur additional indebtedness, make restricted payments, create liens or sell assets and that prohibit us from paying dividends. We are currently in compliance with all financial covenants and have complied with all financial covenants since issuance. The 7.625% Senior Notes are redeemable at our option at 103.8125% of principal on October 1, 2015 with no less than 30 days and nor more than 60 days’ notice.

7.0% Senior Notes Due 2022

On March 12, 2012, we issued $400.0 million in aggregate principal amount of 7.0% Senior Notes due 2022 at par. The 7.0% Senior Notes will mature on October 15, 2022. Interest is payable in arrears semi-annually on April 15 and October 15 of each year. The 7.0% Senior Notes are senior unsecured obligations and rank equal in right of payment with all of our other existing and future senior unsecured indebtedness. The 7.0% Senior Notes are callable by us on October 15, 2017 at 103.5% of the par value of the notes. The 7.0% Senior Notes are fully and unconditionally guaranteed by our subsidiaries that guarantee our indebtedness under the Amended Credit Facility, the Convertible Notes, the 9.875% Senior Notes and the 7.625% Senior Notes. The 7.0% Senior Notes include certain covenants that limit our ability to incur additional indebtedness, pay dividends, make restricted payments, create liens or sell assets. We are currently in compliance with all financial covenants and have complied with all financial covenants since issuance.

Lease Financing Obligation Due 2020

On July 23, 2012, we entered into a lease financing arrangement (the “Lease Financing Obligation”) with Bank of America Leasing & Capital, LLC as lead bank under which we received $100.8 million through the sale and subsequent leaseback of existing compressors and related facilities owned by us in the West Tavaputs and Gibson Gulch areas. The lease financing arrangement expires on August 10, 2020, and we have the option to purchase the equipment at the end of the lease term for fair market value. The lease financing arrangement also contains an early buyout option where we may purchase the equipment for $36.6 million on February 10, 2019. The lease payments related to the equipment are recognized as principal and interest expense based on a weighted average implicit rate of 3.3%. As of March 31, 2013, we had a balance of $95.4 million outstanding under the Lease Financing Obligation.

Our outstanding debt is summarized below (in thousands):

		As of March 31, 2013			As of December 31, 2012
	Maturity Date	Principal	Unamortized Discount	Carrying Amount	Principal	Unamortized Discount	Carrying Amount
Amended Credit Facility (1)	October 31, 2016	$25,000	$0	$25,000	$0	$0	$0
9.875% Senior Notes (2)	July 15, 2016	250,000	(6,780)	243,220	250,000	(7,209)	242,791
Convertible Notes (3)	March 15, 2028 (4)	25,344	0	25,344	25,344	0	25,344
7.625% Senior Notes (5)	October 1, 2019	400,000	0	400,000	400,000	0	400,000
7.0% Senior Notes (6)	October 15, 2022	400,000	0	400,000	400,000	0	400,000
Lease Financing Obligation (7)	August 10, 2020	95,355	0	95,355	97,596	0	97,596

Total Debt		$1,195,699	$(6,780)	$1,188,919	$1,172,940	$(7,209)	$1,165,731
Less: Current Portion of Long-Term Debt		9,152	0	9,152	9,077	0	9,077

Total Long-Term Debt		$1,186,547	$(6,780)	$1,179,767	$1,163,863	$(7,209)	$1,156,654

(1)	The recorded value of the Amended Credit Facility approximates its fair value due to its floating rate structure.
(2)	The aggregate estimated fair value of the 9.875% Senior Notes was approximately $267.6 million and $271.9 million as of March 31, 2013 and December 31, 2012, respectively, based on reported market trades of these instruments.
(3)	The aggregate estimated fair value of the Convertible Notes was approximately $25.3 million as of both March 31, 2013 and December 31, 2012, respectively. Because there is no active, public market for the Convertible Notes, the fair value was based on market-based parameters of the various components of the Convertible Notes and over-the-counter trades.
(4)	We have the right at any time with at least 30 days’ notice to call the Convertible Notes, and the holders have the right to require us to purchase the notes on each of March 20, 2015, March 20, 2018 and March 20, 2023.
(5)	The aggregate estimated fair value of the 7.625% Senior Notes was approximately $428.0 million and $435.0 million as of March 31, 2013 and December 31, 2012, respectively, based on reported market trades of these instruments.
(6)	The aggregate estimated fair value of the 7.0% Senior Notes was approximately $420.0 million and $413.8 million as of March 31, 2013 and December 31, 2012, respectively, based on reported market trades of these instruments.
(7)	The aggregate estimated fair value of the Lease Financing Obligation was approximately $95.0 million as of March 31, 2013. Because there is no active, public market for the Lease Financing Obligation, the aggregate estimated fair value was based on market-based parameters of comparable term secured financing instruments.

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

Contractual Obligations. A summary of our contractual obligations as of and subsequent to March 31, 2013 is provided in the following table:

	Payments Due By Year
	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter	Total
	(in thousands)
Notes payable (1)	$553	$553	$553	$25,553	$553	$46	$27,811
9.875% Senior Notes(2)	24,688	24,688	24,688	257,201	0	0	331,265
7.625% Senior Notes(3)	30,500	30,500	30,500	30,500	30,500	445,750	598,250
7.0% Senior Notes(4)	28,000	28,000	28,000	28,000	28,000	527,167	667,167
Convertible Notes (5)	1,267	26,576	0	0	0	0	27,843
Lease Financing Obligation(6)	12,139	12,139	12,139	12,139	12,139	29,332	90,027
Purchase commitments (7)(8)	0	0	1,869	0	0	0	1,869
Drilling rig commitments (8)(9)	626	0	0	0	0	0	626
Office and office equipment leases and other(10)	4,203	3,291	2,690	2,450	2,491	2,532	17,657
Firm transportation and processing agreements(8)(11)	57,691	58,008	57,884	55,313	51,398	127,992	408,286
Asset retirement obligations (12)	817	712	797	1,125	1,115	44,869	49,435
Derivative liability (13)	9,705	1,416	0	0	0	0	11,121

Total	$170,189	$185,883	$159,120	$412,281	$126,196	$1,177,688	$2,231,357

(1)	Included in notes payable is the outstanding principal amount under our Amended Credit Facility due October 31, 2016. This table does not include future commitment fees, interest expense or other fees on our Amended Credit Facility because the Amended Credit Facility is a floating rate instrument, and we cannot determine with accuracy the timing of future loan advances, repayments or future interest rates to be charged. Also included in notes payable is a $26.0 million letter of credit that accrues interest at 2.0% and 0.125% per annum for participation fees and fronting fees, respectively. The expected term for the letter of credit is April 30, 2018.
(2)	On July 8, 2009, we issued $250.0 million aggregate principal amount of 9.875% Senior Notes. We are obligated to make annual interest payments through maturity in 2016 equal to $24.7 million.
(3)	On September 27, 2011, we issued $400.0 million aggregate principal amount of 7.625% Senior Notes. We are obligated to make annual interest payments through maturity in 2019 equal to $30.5 million.
(4)	On March 25, 2012, we issued $400.0 million aggregate principal amount of 7.0% Senior Notes. We are obligated to make annual interest payments through maturity in 2022 equal to $28.0 million.
(5)	On March 12, 2008, we issued $172.5 million aggregate principal amount of Convertible Notes. On March 20, 2012 approximately 85% of the outstanding Convertible Notes, representing $147.2 million of the then outstanding principal amount, were put to us. We settled the notes in cash and recognized a gain on extinguishment of $1.6 million after completing a fair value analysis of the consideration transferred to holders of the Convertible Notes. After the redemption in March 2012, $25.3 million principal amount of the Convertible Notes is currently outstanding. We are obligated to make semi-annual interest payments on the Convertible Notes until either we call the remaining Convertible Notes or the holders put the Convertible Notes to us, which is expected to occur by 2015.
(6)	The Lease Financing Obligation is calculated based on the aggregate undiscounted minimum future lease payments.
(7)	We have one take-or-pay carbon dioxide purchasing agreement that expires in December 2015. The agreement imposes a minimum volume commitment to purchase CO2 at a contracted price. The contract provides CO2 used in fracture stimulation operations. If we do not take delivery of the minimum volume required, we are obligated to pay for the deficiency. As of March 31, 2013, $1.9 million of the future commitment is due by December 31, 2015.
(8)	The values in the table represent the gross amounts that we are financially committed to pay. However, we will record in our financial statements our proportionate share based on our working interest and net revenue interest, which will vary from property to property.
(9)	We currently have one drilling rig under contract, which expires in 2013. This contract may be terminated, but we would be required to pay a penalty of $0.4 million. All other rigs currently performing work for us are on a well-by-well basis and, therefore, can be released without penalty at the conclusion of drilling on the current well. These latter types of drilling obligations have not been included in the table above.

(10)	The lease for our principal offices in Denver extends through March 2019.
(11)	We have entered into contracts that provide firm processing rights and firm transportation capacity on pipeline systems. The remaining terms on these contracts range from one to 11 years and require us to pay transportation demand and processing charges regardless of the amount of gas we deliver to the processing facility or pipeline.
(12)	Neither the ultimate settlement amounts nor the timing of our asset retirement obligations can be precisely determined in advance. See “—Critical Accounting Policies and Estimates” below for a more detailed discussion of the nature of the accounting estimates involved in estimating asset retirement obligations.
(13)	Derivative liabilities represent the net fair value for oil and gas commodity derivatives presented as liabilities in our Unaudited Consolidated Balance Sheets as of March 31, 2013. The ultimate settlement amounts of our derivative liabilities are unknown because they are subject to continuing market fluctuations. See “Critical Accounting Policies and Estimates” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2012 and in “–Commodity Hedging Activities” above in this Quarterly Report on Form 10-Q for a more detailed discussion of the nature of the accounting estimates involved in valuing derivative instruments.

Trends and Uncertainties

In addition to the discussion below, we refer you to the corresponding section in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2012 for a discussion of trends and uncertainties that may affect our financial condition or liquidity.

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

A substantial or extended decline in oil, natural gas or NGL prices may result in impairments of our proved oil and gas properties and may materially and adversely affect our future business, financial condition, results of operations, liquidity or ability to finance planned capital expenditures. We are currently exploring several property sales or other alternatives which may or may not result in future impairments or losses. To the extent commodity prices received from production are insufficient to fund planned capital expenditures, we will be required to reduce spending or to fund that shortfall through borrowings under our Amended Credit Facility or from sales of properties or debt or equity financings, which may not be on advantageous terms in low commodity price environments. We have protected the cash flow from approximately 70% of our anticipated 2013 production and a portion of our anticipated 2014 and 2015 production with hedges. However our ability to hedge at price levels similar to those for prior years is unlikely given current futures prices, which will likely result in a decline in our revenue per unit of production.

Critical Accounting Policies and Estimates

We refer you to the corresponding section in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2012 and the notes to the Unaudited Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for a description of critical accounting policies and estimates.

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

Commodity Price Risk

Our primary market risk exposure is in the prices we receive for our production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot regional market prices applicable to our U.S. natural gas production. Pricing for oil, natural gas and NGLs has been volatile and unpredictable for several years, and we expect this volatility to continue in the future. The prices we receive for future production depend on many factors outside of our control, including volatility in the differences between product prices at sales points and the applicable index price. Based on our average daily production and our derivative contracts in place for the three months ended March 31, 2013, our annual income before income taxes would have decreased by approximately $0.1 million for each $1.00 per barrel decrease in crude oil prices, $0.2 million for each $0.10 decrease per MMBtu in natural gas prices and $0.2 million for each $1.00 per barrel decrease in NGL prices. We are more susceptible to proved and unproved property impairments due to the current commodity price environment.

We routinely enter into commodity hedges relating to a portion of our projected production revenue through various financial transactions that hedge future prices received. These transactions may include financial price swaps whereby we will receive a fixed price and pay a variable market price to the contract counterparty. These commodity hedging activities are intended to support oil, natural gas and NGL prices at targeted levels that provide an acceptable rate of return and to manage our exposure to oil, natural gas and NGL price fluctuations.

As of April 19, 2013, we have financial derivative instruments related to oil, natural gas and NGL volumes in place for the following periods indicated. Further detail of these hedges is summarized in the table presented under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations— Capital Resources and Liquidity— Commodity Hedging Activities.”

	April – December 2013	For the year 2014	For the year 2015
Oil (Bbls)	2,209,700	1,823,500	182,500
Natural Gas (MMbtu)	35,832,500	27,375,000	0
Natural Gas Liquids (Bbls)	241,071	0	0

Interest Rate Risks

At March 31, 2013, we had $25.0 million outstanding under our Amended Credit Facility, which bears interest at floating rates. The average annual interest rate incurred on this debt for the three months ended March 31, 2013 was 1.7%. A 1.0% increase in each of the average LIBOR rate and federal funds rate for the three months ended March 31, 2013 would have resulted in an estimated $0.07 million increase in interest expense assuming a similar average debt level to the three months ended March 31, 2013. The average annual interest rate incurred on this debt for the three months ended March 31, 2012 was 1.8%. A 1.0% increase in each of the average LIBOR rate and federal funds rate for the three months ended March 31, 2012 would have resulted in an estimated $0.2 million increase in interest expense assuming a similar average debt level to the three months ended March 31, 2012. We also had $25.3 million principal amount of Convertible Notes (with a fixed cash interest rate of 5%), $250.0 million principal amount of 9.875% Senior Notes, $400.0 million principal amount of 7.625% Senior Notes, $400.0 million principal amount of 7.0% Senior Notes and $95.4 million principal amount of 3.3% Lease Financing Obligation outstanding at March 31, 2013.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. As of March 31, 2013, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of March 31, 2013.

Changes in Internal Controls. There has been no change in our internal control over financial reporting during the first fiscal quarter of 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of the date of this filing, there have been no material changes or updates to the risk factors previously disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2012. An investment in our securities involves various risks. When considering an investment in our Company, you should carefully consider all of the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2012 and subsequent reports filed with the SEC. These risks and uncertainties are not the only ones facing us, and there may be additional matters that we are unaware of or that we currently consider immaterial. All of these could adversely affect our business, financial condition, results of operations and cash flows and, thus, the value of an investment in our Company.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Securities

There were no sales of unregistered equity securities during the period covered by this report.

Issuer Purchases of Equity Securities

The following table contains information about our acquisitions of equity securities during the three months ended March 31, 2013:

Period	Total Number of Shares (1)	Weighted Average Price Paid Per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 – 31, 2013	0	$0	0	0
February 1 – 29, 2013	65,929	16.24	0	0
March 1 – 31, 2013	10,610	18.12	0	0

Total	76,539	$16.50	0	0

(1)	Represents shares delivered by employees to satisfy the exercise price of stock options and tax withholding obligations in connection with the exercise of stock options and shares withheld from employees to satisfy tax withholding obligations in connection with the vesting of restricted shares of common stock issued pursuant to our employee incentive plans.

Item 3.	Defaults upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.   Exhibits.

Exhibit Number	Description of Exhibits

2	Purchase and Sale Agreement dated October 31, 2012 between Bill Barrett Corporation and Bill Barrett CBM Corporation, as Sellers, Encore Energy Partners Operating, LLC, as Buyer, and Vanguard Natural Resources LLC as Parent Guarantor. [Incorporated by reference to Exhibit 2 of our Current Report on Form 8-K filed with the Commission on November 5, 2012.]

3.1	Restated Certificate of Incorporation of Bill Barrett Corporation. [Incorporated by reference to Appendix A to our Definitive Proxy Statement filed with the Commission on April 4, 2012.]

3.2	Bylaws of Bill Barrett Corporation. [Incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K filed with the Commission on May 15, 2012.]

4.1(a)	Specimen Certificate of Common Stock. [Incorporated by reference to Exhibit 4.1 of Amendment No. 1 to our Registration Statement on Form 8-A filed with the Commission on December 20, 2004.]

4.1(b)	Indenture, dated March 12, 2008, between Bill Barrett Corporation and Deutsche Bank Trust Company Americas, as Trustee. [Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed with the Commission on March 12, 2008.]

4.1(c)	Indenture, dated July 8, 2009, between Bill Barrett Corporation and Deutsche Bank Trust Company Americas, as Trustee. [Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed with the Commission on July 8, 2009.]

4.2(a)	Registration Rights Agreement, dated March 28, 2002, among Bill Barrett Corporation and the investors named therein. [Incorporated by reference to Exhibit 4.2 of Amendment No. 2 to our Registration Statement on Form S-1 (Registration No. 333-114554) filed with the Commission on August 31, 2004.]

4.2(b)	First Supplemental Indenture, dated March 12, 2008, by and between Bill Barrett Corporation and Deutsche Bank Trust Company Americas, as Trustee (including form of 5% Convertible Senior Notes due 2028). [Incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed with the Commission on March 12, 2008.]

4.2(c)	First Supplemental Indenture, dated July 8, 2009, by Bill Barrett Corporation and Deutsche Bank Trust Company Americas, as Trustee (including form of 9.875% Senior Notes due 2016). [Incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed with the Commission on July 8, 2009.]

4.3(a)	Stockholders’ Agreement, dated March 28, 2002 and as amended to date, among Bill Barrett Corporation and the investors named therein. [Incorporated by reference to Exhibit 4.3 to Amendment No. 2 to our Registration Statement on Form S-1 (Registration No. 333-114554) filed with the Commission on August 31, 2004.]

4.3(b)	Second Supplemental Indenture, dated July 8, 2009, by Bill Barrett Corporation, Bill Barrett CBM Corporation, Bill Barrett CBM LLC, Circle B Land Company LLC and Deutsche Bank Trust Company Americas, as Trustee (including form of 9.875% Senior Notes due 2016). [Incorporated by reference to Exhibit 4.3 of our Current Report on Form 8-K filed with the Commission on July 8, 2009.]

4.3(c)	Third Supplemental Indenture, dated September 27, 2011, by Bill Barrett Corporation, Bill Barrett CBM Corporation, Bill Barrett CBM LLC, Circle B Land Company LLC, GB Acquisition Corporation, Elk Production, LLC, Aurora Gathering, LLC and Deutsche Bank Trust Company Americas, as Trustee (including form of 7.625% Senior Notes due 2019). [Incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed with the Commission on September 27, 2011.]

4.3(d)	Fourth Supplemental Indenture for the Company’s 7% Senior Notes due 2022, dated March 12, 2012, among the Company, the Subsidiary Guarantors and the Trustee. [Incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed with the Commission on March 12, 2012.]

4.4	Form of Rights Agreement concerning Shareholder Rights Plan, which includes, as Exhibit A thereto, the Certificate of Designations of Series A Junior Participating Preferred Stock of Bill Barrett Corporation, and, as Exhibit B thereto, the Form of Right Certificate. [Incorporated by reference to Exhibit 4.4 to Amendment No. 1 to our Registration Statement on Form 8-A filed with the Commission on December 20, 2004.]

4.5	Form of Certificate of Designations of Series A Junior Participating Preferred Stock of Bill Barrett Corporation. [Incorporated by reference to Exhibit 4.4 (Exhibit A) to Amendment No. 1 to our Registration Statement on Form 8-A filed with the Commission on December 20, 2004.]

4.6	Form of Right Certificate. [Incorporated by reference to Exhibit 4.4 (Exhibit A) to Amendment No. 1 to our Registration Statement on Form 8-A filed with the Commission on December 20, 2004.]

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101	The following materials from the Bill Barrett Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (and related periods), formatted in XBRL (eXtensible Business Reporting Language) include (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Operations, (iii) the Unaudited Consolidated Statements of Stockholders’ Equity, (iv) the Unaudited Consolidated Statements Comprehensive Income (Loss), (v) the Unaudited Consolidated Statements of Cash Flows, and (vi) Notes to the Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BILL BARRETT CORPORATION

Date: May 3, 2013	By:	/s/ R. Scot Woodall
R. Scot Woodall
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 3, 2013	By:	/s/ Robert W. Howard
Robert W. Howard
Chief Financial Officer
(Principal Financial Officer)