Form 10-Q
period 2013-06-30
BILL BARRETT CORP
filed 2013-08-02
CIK 1172139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
There were 48,711,632 shares of $0.001 par value common stock outstanding on July 19, 2013.

PART I. FINANCIAL INFORMATION

ITEM 1.	Consolidated Financial Statements.
BILL BARRETT CORPORATION

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2013	December 31, 2012
	(in thousands, except share data)
Assets:
Current assets:
Cash and cash equivalents	$62,875	$79,445
Accounts receivable, net of allowance for doubtful accounts	95,457	112,011
Derivative assets	19,581	29,980
Prepayments and other current assets	5,311	6,903
Total current assets	183,224	228,339
Property and equipment - at cost, successful efforts method for oil and gas properties:
Proved oil and gas properties	3,601,215	3,331,267
Unproved oil and gas properties, excluded from amortization	401,217	457,207
Furniture, equipment and other	46,600	45,636
	4,049,032	3,834,110
Accumulated depreciation, depletion, amortization and impairment	(1,350,978)	(1,222,773)
Total property and equipment, net	2,698,054	2,611,337
Deferred financing costs and other noncurrent assets	33,889	29,773
Total	$2,915,167	$2,869,449
Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable and accrued liabilities	$120,719	$125,017
Amounts payable to oil and gas property owners	25,532	19,663
Production taxes payable	34,866	45,624
Derivative liabilities	56	—
Deferred income taxes	12,345	13,752
Current portion of long-term debt	9,227	9,077
Total current liabilities	202,745	213,133
Long-term debt	1,232,864	1,156,654
Asset retirement obligations	49,699	46,050
Deferred income taxes	255,445	266,364
Derivatives and other noncurrent liabilities	4,592	4,473
Stockholders’ equity:
Common stock, $0.001 par value; authorized 150,000,000 shares; 48,773,806 and 48,150,475 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively, with 1,270,435 and 870,794 shares subject to restrictions, respectively	48	47
Additional paid-in capital	892,349	883,923
Retained earnings	274,595	293,473
Treasury stock, at cost: zero shares at June 30, 2013 and December 31, 2012, respectively	—	—
Accumulated other comprehensive income	2,830	5,332
Total stockholders’ equity	1,169,822	1,182,775
Total	$2,915,167	$2,869,449
See notes to Unaudited Consolidated Financial Statements.

BILL BARRETT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands, except share and per share data)
Operating and Other Revenues:
Oil, gas and NGL production	$140,380	$159,490	$274,785	$336,532
Other	1,919	862	5,791	2,996
Total operating and other revenues	142,299	160,352	280,576	339,528
Operating Expenses:
Lease operating expense	16,112	19,030	34,858	37,668
Gathering, transportation and processing expense	18,772	25,862	34,360	53,214
Production tax expense	7,781	6,892	13,732	13,099
Exploration expense	141	4,062	236	4,501
Impairment, dry hole costs and abandonment expense	1,182	21,075	8,283	21,639
Depreciation, depletion and amortization	74,307	85,942	142,745	160,025
General and administrative expense	13,273	15,036	33,855	33,476
Total operating expenses	131,568	177,899	268,069	323,622
Operating Income (Loss)	10,731	(17,547)	12,507	15,906
Other Income and Expense:
Interest and other income	32	113	71	75
Interest expense	(24,726)	(23,912)	(49,268)	(45,502)
Commodity derivative gain	36,839	47,024	6,988	91,771
Gain on extinguishment of debt	—	—	—	1,601
Total other income and expense	12,145	23,225	(42,209)	47,945
Income (Loss) before Income Taxes	22,876	5,678	(29,702)	63,851
Provision for (Benefit from) Income Taxes	8,603	2,380	(10,824)	24,660
Net Income (Loss)	$14,273	$3,298	$(18,878)	$39,191
Net Income (Loss) Per Common Share, Basic	$0.30	$0.07	$(0.40)	$0.83
Net Income (Loss) Per Common Share, Diluted	$0.30	$0.07	$(0.40)	$0.83
Weighted Average Common Shares Outstanding, Basic	47,468,569	47,201,954	47,411,054	47,143,430
Weighted Average Common Shares Outstanding, Diluted	47,615,871	47,245,167	47,411,054	47,334,507
See notes to Unaudited Consolidated Financial Statements.

BILL BARRETT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Net Income (Loss)	$14,273	$3,298	$(18,878)	$39,191
Other Comprehensive Loss, net of tax:
Effect of derivative financial instruments	(1,210)	(12,997)	(2,502)	(28,905)
Other comprehensive loss	(1,210)	(12,997)	(2,502)	(28,905)
Comprehensive Income (Loss)	$13,063	$(9,699)	$(21,380)	$10,286

See notes to Unaudited Consolidated Financial Statements.

BILL BARRETT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2013	2012
	(in thousands)
Operating Activities:
Net Income (Loss)	$(18,878)	$39,191
Adjustments to reconcile to net cash provided by operations:
Depreciation, depletion and amortization	142,745	160,025
Deferred income taxes (benefit)	(10,824)	24,660
Impairment, dry hole costs and abandonment expense	8,283	21,639
Unrealized derivative gain	(762)	(69,052)
Stock compensation and other non-cash charges	9,289	7,640
Amortization of debt discounts and deferred financing costs	3,466	5,002
Gain on sale of properties	(4,193)	—
Change in operating assets and liabilities:
Accounts receivable	16,506	18,136
Prepayments and other assets	1,585	(6,066)
Accounts payable, accrued and other liabilities	(23,743)	(8,853)
Amounts payable to oil and gas property owners	9,737	(5,383)
Production taxes payable	(10,182)	(7,695)
Net cash provided by operating activities	123,029	179,244
Investing Activities:
Additions to oil and gas properties, including acquisitions	(216,652)	(460,059)
Additions of furniture, equipment and other	(1,187)	(4,241)
Proceeds from sale of properties and other investing activities	4,086	134
Net cash used in investing activities	(213,753)	(464,166)
Financing Activities:
Proceeds from debt	80,000	525,000
Principal payments on debt	(4,501)	(267,156)
Proceeds from stock option exercises	3	668
Deferred financing costs and other	(1,348)	(10,087)
Net cash provided by financing activities	74,154	248,425
Decrease in Cash and Cash Equivalents	(16,570)	(36,497)
Beginning Cash and Cash Equivalents	79,445	57,331
Ending Cash and Cash Equivalents	$62,875	$20,834
See notes to Unaudited Consolidated Financial Statements.

BILL BARRETT CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at December 31, 2011	$47	$869,856	$292,891	$—	$56,044	$1,218,838
Exercise of options, restricted stock activity and shares exchanged for exercise and tax withholding	—	673	—	(2,513)	—	(1,840)
APIC pool for excess tax benefits related to share-based compensation	—	32	—	—	—	32
Stock-based compensation	—	16,874	—	—	—	16,874
Retirement of treasury stock	—	(2,513)	—	2,513	—	—
Settlement of convertible notes	—	(999)	—	—	—	(999)
Net income	—	—	582	—	—	582
Effect of derivative financial instruments, net of $30,458 of taxes	—	—	—	—	(50,712)	(50,712)
Balance at December 31, 2012	$47	$883,923	$293,473	$—	$5,332	$1,182,775
Exercise of options, restricted stock activity and shares exchanged for exercise and tax withholding	1	2	—	(1,337)	—	(1,334)
Stock-based compensation	—	9,761	—	—	—	9,761
Retirement of treasury stock	—	(1,337)	—	1,337	—	—
Net loss	—	—	(18,878)	—	—	(18,878)
Effect of derivative financial instruments, net of $1,503 of taxes	—	—	—	—	(2,502)	(2,502)
Balance at June 30, 2013	$48	$892,349	$274,595	$—	$2,830	$1,169,822
See notes to Unaudited Consolidated Financial Statements.

BILL BARRETT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
June 30, 2013
1. Organization
Bill Barrett Corporation, a Delaware corporation, together with its wholly-owned subsidiaries (collectively, the “Company”) is an independent oil and gas company engaged in the exploration, development and production of crude oil, natural gas and natural gas liquids ("NGLs"). Since its inception in January 2002, the Company has conducted its activities principally in the Rocky Mountain region of the United States.
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
Areas requiring the use of assumptions, judgments and estimates relate to the expected cash settlement of the Company’s 5% Convertible Senior Notes due 2028 (“Convertible Notes”) in computing diluted earnings per share, volumes of oil, natural gas and NGL reserves used in calculating depreciation, depletion and amortization (“DD&A”), the amount of expected future cash flows used in determining possible impairments of oil and gas properties and the amount of future capital costs used in these calculations. Assumptions, judgments and estimates also are required in determining asset retirement obligations, the timing of dry hole costs, impairments of undeveloped properties, valuing deferred tax assets and estimating fair values of derivative instruments and stock-based payment awards.
Accounts Receivable. Accounts receivable is comprised of the following:

	As of June 30, 2013	As of December 31, 2012
	(in thousands)
Accrued oil, gas and NGL sales	$61,749	$69,482
Due from joint interest owners	29,568	36,300
Other	4,163	6,554
Allowance for doubtful accounts	(23)	(325)
Total accounts receivable	$95,457	$112,011
Oil and Gas Properties. The Company’s oil, gas and NGL exploration and production activities are accounted for using the successful efforts method. Under this method, all property acquisition costs and costs of exploratory and development wells are capitalized when incurred, pending determination of whether the well has found proved reserves. If an exploratory well does not find proved reserves, the costs of drilling the well are charged to expense and included within cash flows from investing activities in the Unaudited Consolidated Statements of Cash Flows. If an exploratory well does find proved reserves, the costs remain capitalized and are included within additions to oil and gas properties within cash flows from investing activities in the Unaudited Consolidated Statements of Cash Flows when incurred. The costs of development wells are capitalized whether proved reserves are added or not. Oil and gas lease acquisition costs are also capitalized.

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
The following table sets forth the net capitalized costs and associated accumulated DD&A and non-cash impairments relating to the Company’s oil, natural gas and NGL producing activities:

	As of June 30, 2013	As of December 31, 2012
	(in thousands)
Proved properties	$439,312	$387,242
Wells and related equipment and facilities	2,830,443	2,625,891
Support equipment and facilities	315,910	304,914
Materials and supplies	15,550	13,220
Total proved oil and gas properties	$3,601,215	$3,331,267
Unproved properties	322,364	384,486
Wells and facilities in progress	78,853	72,721
Total unproved oil and gas properties, excluded from amortization	$401,217	$457,207
Accumulated depreciation, depletion, amortization and impairment	(1,329,493)	(1,203,495)
Total oil and gas properties, net	$2,672,939	$2,584,979
All exploratory wells are evaluated for economic viability within one year of well completion. Exploratory wells that discover potentially economic reserves in areas where a major capital expenditure would be required before production could begin, and where the economic viability of that major capital expenditure depends upon the successful completion of further exploratory work in the area, remain capitalized if the well finds a sufficient quantity of reserves to justify its completion as a producing well and the Company is making sufficient progress assessing the reserves and the economic and operating viability of the project. As of June 30, 2013, there were no exploratory well costs that had been capitalized for a period greater than one year since the completion of drilling.
The Company reviews proved oil and gas properties on a field-by-field basis for impairment on an annual basis or whenever events and circumstances indicate that a decline in the recoverability of their carrying value may have occurred. The Company estimates the expected undiscounted future cash flows of its oil and gas properties and compares such undiscounted future cash flows to the carrying amount of the oil and gas properties to determine if the carrying amount is recoverable. If the carrying value of a property exceeds the undiscounted future cash flows, the Company will impair the carrying value to fair value based on an analysis of quantitative and qualitative factors. The Company has no guarantee that the undiscounted future cash flows analysis of its proved property represents the applicable market value. The factors used to determine fair value include, but are not limited to, recent sales prices of comparable properties, the present value of future cash flows, net of estimated operating and development costs using estimates of reserves, future commodity pricing, future production estimates, anticipated capital expenditures and various discount rates commensurate with the risk and current market conditions associated with realizing the expected cash flows projected.

The Company recognized non-cash impairment charges, which were included within impairment, dry hole costs and abandonment expense in the Unaudited Consolidated Statements of Operations, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Non-cash impairment of proved oil and gas properties	$—	$—	$—	$—
Non-cash impairment of unproved oil and gas properties	—	18,337	—	18,337
Dry hole costs	113	42	964	233
Abandonment expense	1,069	2,696	7,319	3,069
Total non-cash impairment, dry hole costs and abandonment expense	$1,182	$21,075	$8,283	$21,639
The provision for DD&A of oil and gas properties is calculated on a field-by-field basis using the unit-of-production method. Oil and NGLs are converted to natural gas equivalents, Mcfe, at the standard rate of one barrel to six Mcfe. Estimated future dismantlement, restoration and abandonment costs, which are net of estimated salvage values, are taken into consideration by this calculation.
Accounts Payable and Accrued Liabilities. Accounts payable and accrued liabilities are comprised of the following:

	As of June 30, 2013	As of December 31, 2012
	(in thousands)
Accrued drilling, completion and facility costs	$60,572	$42,094
Accrued lease operating, gathering, transportation and processing expenses	18,393	16,862
Accrued general and administrative expenses	7,530	13,054
Trade payables and other	34,224	53,007
Total accounts payable and accrued liabilities	$120,719	$125,017
Environmental Liabilities. Environmental expenditures that relate to an existing condition caused by past operations and that do not contribute to current or future revenue generation are expensed. Environmental liabilities are accrued when environmental assessments and/or clean-ups are probable, and the costs can be reasonably estimated.
Revenue Recognition. The Company records revenues from the sales of crude oil, natural gas and NGLs when delivery to the purchaser has occurred. The Company uses the sales method to account for gas and NGL imbalances. Under this method, revenue is recorded on the basis of gas and NGLs actually sold by the Company. In addition, the Company records revenues for its share of gas and NGLs sold by other owners that cannot be volumetrically balanced in the future due to insufficient remaining reserves. The Company also reduces revenues for other owners’ gas and NGLs sold by the Company that cannot be volumetrically balanced in the future due to insufficient remaining reserves. The Company’s remaining over- and under- produced gas and NGLs balancing positions are considered in the Company’s proved oil, gas and NGL reserves. Imbalances at June 30, 2013 and December 31, 2012 were not material.
Derivative Instruments and Hedging Activities. The Company periodically uses derivative financial instruments to achieve a more predictable cash flow from its oil, natural gas and NGL sales by reducing its exposure to price fluctuations. Derivative instruments are recorded at fair market value and are included in the Unaudited Consolidated Balance Sheets as assets or liabilities.
Income Taxes. Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently payable plus deferred income taxes related to certain income and expenses recognized in different periods for financial and income tax reporting purposes. Deferred income tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when assets are recovered or liabilities are settled. Deferred income taxes also include tax credits and net operating losses that are available to offset future income taxes. Deferred income taxes are measured by applying currently enacted tax rates.
The Company accounts for uncertainty in income taxes for tax positions taken or expected to be taken in a tax return. Only tax positions that meet the more-likely-than-not recognition threshold are recognized.
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

In satisfaction of its obligation upon conversion of the Convertible Notes, the Company may elect to deliver, at its option, cash, shares of its common stock or a combination of cash and shares of its common stock. As of June 30, 2013, the Company expected to settle the remaining Convertible Notes in cash. Therefore, the treasury stock method was used to measure the potentially dilutive impact of shares associated with that remaining conversion feature. The Company has the right with at least 30 days’ notice to call the Convertible Notes and the holders have the right to require the Company to purchase the notes on March 20, 2015. The Convertible Notes have not been dilutive since their issuance in March 2008 and, therefore, did not impact the diluted net income (loss) per common share calculation for the three and six months ended June 30, 2013 and 2012. The diluted net income (loss) per common share excludes the anti-dilutive effect of 2,857,757 and 3,771,662 shares of stock options and nonvested performance-based shares of common stock for the three months ended June 30, 2013 and 2012, respectively, and 2,836,480 and 2,896,452 shares of stock options and nonvested performance-based shares of common stock for the six months ended June 30, 2013 and 2012, respectively.
The following table sets forth the calculation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands, except per share amounts)
Net income (loss)	$14,273	$3,298	$(18,878)	$39,191
Basic weighted-average common shares outstanding in period	47,469	47,202	47,411	47,143
Add dilutive effects of stock options and nonvested equity shares of common stock	147	43	—	192
Diluted weighted-average common shares outstanding in period	47,616	47,245	47,411	47,335
Basic net income (loss) per common share	$0.30	$0.07	$(0.40)	$0.83
Diluted net income (loss) per common share	$0.30	$0.07	$(0.40)	$0.83
Industry Segment and Geographic Information. The Company operates in one industry segment, which is the development and production of crude oil, natural gas and NGLs, and all of the Company’s operations are conducted in the continental United States. Consequently, the Company currently reports as a single industry segment.
New Accounting Pronouncements. In January 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-1, Balance Sheet: Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which amended FASB Accounting Standards Codification (“ASC”) Topic 210, Balance Sheet. The main objective in developing this Update was to address implementation issues about the scope of ASU 2011-11, Balance Sheet: Disclosures about Offsetting Assets and Liabilities. The amendments clarify that the scope of Update 2011-11 applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with ASC 210-20-45 or ASC 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. This provision is effective for fiscal years beginning on or after January 1, 2013. Adoption of this update did not have a material impact on the Company’s disclosures or financial statements.
In February 2013, the FASB issued ASU 2013-2, Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which amended FASB ASC Topic 220, Comprehensive Income. The objective of this update was to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendment did not change the requirements for reporting net income or other comprehensive income in financial statements. However, the amendment required an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. This provision is effective for interim and annual periods beginning after December 15, 2012. Adoption of this update did not have a material impact on the Company’s disclosures or financial statements.

3. Supplemental Disclosures of Cash Flow Information
Supplemental cash flow information is as follows:

	Six Months Ended June 30,
	2013	2012
	(in thousands)
Cash paid for interest, net of amount capitalized	$45,709	$34,656
Cash paid for income taxes	1,861	8
Supplemental disclosures of non-cash investing and financing activities:
Current liabilities	68,731	75,112
Net increase (decrease) in asset retirement obligations	1,888	(545)
Retirement of treasury stock	(1,337)	(2,323)
4. Divestitures
On December 31, 2012, the Company completed the sale of natural gas assets including 100% of its Wind River Basin, 100% of the Powder River Basin coalbed methane assets, and a non-operating working interest in its Gibson Gulch-Piceance Basin development property (the “Divestiture”). The Company received $325.3 million in cash proceeds and recognized a $4.5 million pre-tax loss included in other operating revenues for the year ended December 31, 2012. The final Divestiture proceeds are subject to various purchase price adjustments incurred in the normal course of business and will be finalized during 2013.
5. Long-Term Debt
The Company’s outstanding debt is summarized below:

		As of June 30, 2013			As of December 31, 2012
	Maturity Date	Principal	Unamortized Discount	Carrying Amount	Principal	Unamortized Discount	Carrying Amount
		(in thousands)
Amended Credit Facility (1)	October 31, 2016	$80,000	$—	$80,000	$—	$—	$—
9.875% Senior Notes (2)	July 15, 2016	250,000	(6,348)	243,652	250,000	(7,209)	242,791
Convertible Notes (3)	March 15, 2028 (4)	25,344	—	25,344	25,344	—	25,344
7.625% Senior Notes (5)	October 1, 2019	400,000	—	400,000	400,000	—	400,000
7.0% Senior Notes (6)	October 15, 2022	400,000	—	400,000	400,000	—	400,000
Lease Financing Obligation (7)	August 10, 2020	93,095	—	93,095	97,596	—	97,596
Total Debt		$1,248,439	$(6,348)	$1,242,091	$1,172,940	$(7,209)	$1,165,731
Less: Current Portion of Long-Term Debt		9,227	—	9,227	9,077	—	9,077
Total Long-Term Debt		$1,239,212	$(6,348)	$1,232,864	$1,163,863	$(7,209)	$1,156,654

(1)	The recorded value of the Amended Credit Facility approximates its fair value due to its floating rate structure.

(2)
The aggregate estimated fair value of the 9.875% Senior Notes was approximately $263.1 million and $271.9 million as of June 30, 2013 and December 31, 2012, respectively, based on reported market trades of these instruments. The 9.875% Senior Notes were redeemed in full on July 15, 2013. See Note 13.

(3)
The aggregate estimated fair value of the Convertible Notes was approximately $24.7 million and $25.3 million as of June 30, 2013 and December 31, 2012, respectively, based on reported market trades of these instruments.

(4)
The Company has the right at any time, with at least 30 days’ notice, to call the Convertible Notes, and the holders have the right to require the Company to purchase the notes on each of March 20, 2015, March 20, 2018 and March 20, 2023.

(5)
The aggregate estimated fair value of the 7.625% Senior Notes was approximately $417.5 million and $435.0 million as of June 30, 2013 and December 31, 2012, respectively, based on reported market trades of these instruments.

(6)
The aggregate estimated fair value of the 7.0% Senior Notes was approximately $400.0 million and $413.8 million as of June 30, 2013 and December 31, 2012, respectively, based on reported market trades of these instruments.

(7)
The aggregate estimated fair value of the Lease Financing Obligation was approximately $90.1 million and $97.7 million as of June 30, 2013 and December 31, 2012, respectively. Because there is no active, public market for the Lease Financing Obligation, the aggregate estimated fair value was based on market-based parameters of comparable term secured financing instruments.

Amended Credit Facility
The Company’s Amended Credit Facility has a maturity date of October 31, 2016, and current commitments and borrowing base of $825.0 million. Interest rates are LIBOR plus applicable margins of 1.5% to 2.5% or ABR plus 0.5% to 1.5% and the commitment fee is between 0.375% to 0.5% based on borrowing base utilization. The average annual interest rates incurred on the Amended Credit Facility was 1.7% for the three months ended June 30, 2013 and 2012, and 1.7% and 1.8% for the six months ended June 30, 2013 and 2012, respectively.
The borrowing base is required to be re-determined twice per year. The borrowing base was re-affirmed at $825.0 million as of April 24, 2013 related to its normal spring re-determination. Future borrowing bases will be computed based on proved oil, natural gas and NGL reserves, hedge positions and estimated future cash flows from those reserves, as well as any other outstanding debt of the Company.
The Amended Credit Facility also contains certain financial covenants. The Company is currently in compliance with all financial covenants and has complied with all financial covenants since issuance. As of June 30, 2013, the Company had $80.0 million outstanding under the Amended Credit Facility. As credit support for future payment under a contractual obligation, a $26.0 million letter of credit has been issued under the Amended Credit Facility, effective May 4, 2010, which reduces the current borrowing capacity of the Amended Credit Facility to $719.0 million.
9.875% Senior Notes Due 2016
On July 8, 2009, the Company issued $250.0 million in aggregate principal amount of 9.875% Senior Notes due 2016 at 95.172% of par resulting in a discount of $12.1 million. The 9.875% Senior Notes were scheduled to mature on July 15, 2016. On June 14, 2013, the Company delivered a notice of redemption to the holders of the 9.875% Senior Notes announcing that the Company elected, pursuant to the indenture for the notes, to redeem the entire outstanding $250.0 million principal amount of the notes on July 15, 2013 for a redemption price of 104.938% of the principal amount of the notes. The Company redeemed the 9.875% Senior Notes in full on July 15, 2013. See Note 13 for additional information regarding the redemption of the 9.875% Senior Notes.
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
7.625% Senior Notes Due 2019
On September 27, 2011, the Company issued $400.0 million in principal amount of 7.625% Senior Notes due 2019 at par. The 7.625% Senior Notes mature on October 1, 2019. Interest is payable in arrears semi-annually on April 1 and October 1 beginning April 1, 2012. The 7.625% Senior Notes are senior unsecured obligations of the Company and rank equal in right of payment with all of the Company’s other existing and future senior unsecured indebtedness, including the Company’s Convertible Notes, 9.875% Senior Notes, and 7.0% Senior Notes. The 7.625% Senior Notes are fully and unconditionally guaranteed by the subsidiaries that guarantee the Company’s indebtedness under the Amended Credit Facility, the Convertible Notes, the 9.875% Senior Notes and the 7.0% Senior Notes. The 7.625% Senior Notes include certain covenants that limit the Company’s ability to incur additional indebtedness, make restricted payments, create liens or sell assets and that prohibit the Company from paying dividends. The Company is currently in compliance with all financial covenants and has complied with all financial covenants since issuance. The 7.625% Senior Notes are redeemable at the Company’s option at a redemption price of 103.813% of the principal amount of the notes on October 1, 2015.
7.0% Senior Notes Due 2022
On March 12, 2012, the Company issued $400.0 million in aggregate principal amount of 7.0% Senior Notes due 2022 at par. The 7.0% Senior Notes mature on October 15, 2022. Interest is payable in arrears semi-annually on April 15 and October 15 of each year beginning October 15, 2012. The 7.0% Senior Notes are senior unsecured obligations and rank equal in right of payment with all of the Company’s other existing and future senior unsecured indebtedness, including the Company’s Convertible Notes, 9.875% Senior Notes and 7.625% Senior Notes. The 7.0% Senior Notes are redeemable at the Company's option on October 15, 2017 at a redemption price of 103.5% of the principal amount of the notes. The 7.0% Senior Notes are fully and unconditionally guaranteed by the subsidiaries that guarantee the Company’s indebtedness under the Amended Credit Facility, the Convertible Notes, the 9.875% Senior Notes and the 7.625% Senior Notes. The 7.0% Senior Notes include certain covenants that limit the Company’s ability to incur additional indebtedness, make restricted payments, create liens or sell assets and that prohibit the Company from paying dividends. The Company is currently in compliance with all financial covenants and has complied with all financial covenants since issuance.
Lease Financing Obligation Due 2020
On July 23, 2012, the Company entered into a lease financing arrangement with Bank of America Leasing & Capital, LLC as the lead bank (the “Lease Financing Obligation”) whereby the Company received $100.8 million through the sale and subsequent leaseback of existing compressors and related facilities owned by the Company. The Lease Financing Obligation expires on August 10, 2020, and the Company has the option to purchase the equipment at the end of the lease term for the then current fair market value. The Lease Financing Obligation also contains an early buyout option where the Company may purchase the equipment for $36.6 million on February 10, 2019. The lease payments related to the equipment are recognized as principal and interest expense based on a weighted average implicit interest rate of 3.3%. See Note 11 for discussion of aggregate minimum future lease payments.
The following table summarizes, for the periods indicated, the cash or accrued portion of interest expense related to the Amended Credit Facility, 9.875% Senior Notes, Convertible Notes, 7.625% Senior Notes, 7.0% Senior Notes and the Lease Financing Obligation along with the non-cash portion resulting from the amortization of the debt discount and transaction costs through interest expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Amended Credit Facility (1)
Cash interest	$1,051	$1,106	$1,915	$2,254
Non-cash interest	$586	$586	$1,171	$1,171
9.875% Senior Notes (2)
Cash interest	$6,172	$6,172	$12,344	$12,344
Non-cash interest	$682	$636	$1,361	$1,253
Convertible Notes (3)
Cash interest	$320	$370	$633	$2,269
Non-cash interest	$1	$1	$3	$1,769
7.625% Senior Notes (4)
Cash interest	$7,625	$7,625	$15,250	$15,250
Non-cash interest	$263	$260	$526	$541
7.0% Senior Notes (5)
Cash interest	$7,000	$7,000	$14,000	$8,397
Non-cash interest	$194	$201	$389	$267
Lease Financing Obligation (6)
Cash interest	$768	$—	$1,555	$—
Non-cash interest	$8	$—	$16	$—

(1)	Cash interest includes amounts related to interest and commitment fees paid on the Amended Credit Facility and participation and fronting fees paid on the letter of credit.

(2)
The stated interest rate for the 9.875% Senior Notes was 9.875% per annum with an effective interest rate of 11.2% per annum. The Company redeemed the 9.875% Senior Notes in full on July 15, 2013. See Note 13.

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

(4)	The stated interest rate for the 7.625% Senior Notes is 7.625% per annum with an effective interest rate of 8.0% per annum.

(5)	The stated interest rate for the 7.0% Senior Notes is 7.0% per annum with an effective interest rate of 7.2% per annum.

(6)	The effective interest rate for the Lease Financing Obligation is 3.3% per annum.
6. Asset Retirement Obligations
A reconciliation of the Company’s asset retirement obligations for the six months ended June 30, 2013 is as follows (in thousands):

As of December 31, 2012	$47,616
Liabilities incurred	1,009
Liabilities settled	(623)
Disposition of properties	(330)
Accretion expense	1,707
Revisions to estimate	1,216
As of June 30, 2013	$50,595
Less: current asset retirement obligations	896
Long-term asset retirement obligations	$49,699
7. Fair Value Measurements
Assets and Liabilities Measured on a Recurring Basis
The Company’s financial instruments, including cash and cash equivalents, accounts and notes receivable and accounts payable are carried at cost, which approximates fair value due to the short-term maturity of these instruments. The recorded value of the Amended Credit Facility, as discussed in Note 5, approximates its fair value due to its floating rate structure based on the LIBOR spread and the Company's borrowing base utilization.
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
The following tables set forth by level within the fair value hierarchy the Company’s financial assets and financial liabilities that were measured at fair value on a recurring basis. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of assets and liabilities and their placement within the fair value hierarchy levels.

	As of June 30, 2013
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Deferred Compensation Plan	$824	$—	$—	$824
Cash Equivalents - Money Market Funds	8,562	—	—	8,562
Commodity Derivatives	—	33,172	—	33,172
Liabilities
Commodity Derivatives	$—	$3,856	$—	$3,856

	As of December 31, 2012
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Deferred Compensation Plan	$966	$—	$—	$966
Cash Equivalents - Money Market Funds	53	—	—	53
Commodity Derivatives	—	40,432	—	40,432
Liabilities
Commodity Derivatives	$—	$7,875	$—	$7,875
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
Level 1 Fair Value Measurements – The Company maintains a non-qualified deferred compensation plan (as discussed in more detail in Note 10) which allows certain management employees to defer receipt of a portion of their compensation. The Company maintains assets for the deferred compensation plan in a rabbi trust. The assets of the rabbi trust are invested in publicly traded mutual funds and are recorded in other current and other long-term assets on the Unaudited Consolidated Balance Sheets. The Company also has highly liquid short term investments in money market funds. The deferred compensation plan financial assets are reported at fair value based on active market quotes, which represent Level 1 inputs. The money market fund investments are recorded at carrying value, which approximates fair value, which represent Level 1 inputs. The fair value of the Company’s fixed rate 9.875% Senior Notes, 7.625% Senior Notes and 7.0% Senior Notes was $1,081.0 million and $1,121.0 million as of June 30, 2013 and December 30, 2012, respectively, and is based on active market quotes, which represent Level 1 inputs.
Level 2 Fair Value Measurements – The fair value of crude oil, natural gas and NGL forwards and options are estimated using a combined income and market valuation methodology with a mid-market pricing convention based upon forward commodity price and volatility curves. The curves are obtained from independent pricing services reflecting broker market quotes. The Company did not make any adjustments to the obtained curves. The pricing services publish observable market information from multiple brokers and exchanges. No proprietary models are used by the pricing services for the inputs. The Company utilized the counterparties’ valuations to assess the reasonableness of the Company’s valuations.
There is no active, public market for the Company’s Amended Credit Facility, Convertible Notes or Lease Financing Obligation. The Amended Credit Facility balance of $80.0 million as of June 30, 2013 approximates its fair value due to its floating rate structure. The Convertible Notes fair value of $24.7 million and $25.3 million as of June 30, 2013 and December 31, 2012, respectively, are measured based on market-based parameters of the various components of the Convertible Notes and over the counter trades. The Lease Financing Obligation fair value of $90.1 million and $97.7 million as of June 30, 2013 and December 31, 2012, respectively, is measured based on market-based parameters of comparable term secured financing instruments. The fair value measurements for the Amended Credit Facility, Convertible Notes, and Lease Financing Obligation represent Level 2 inputs.
Level 3 Fair Value Measurements – As of June 30, 2013 and December 31, 2012, the Company did not have assets or liabilities that were measured on a recurring basis classified under a Level 3 fair value hierarchy.
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
In addition to financial contracts, the Company may at times be party to various physical commodity contracts for the sale of oil, natural gas and NGLs that have varying terms and pricing provisions. These physical commodity contracts qualify for the normal purchase and normal sale exception and, therefore, are not subject to hedge or mark-to-market accounting. The financial impact of physical commodity contracts is included in oil, natural gas and NGL production revenues at the time of settlement.
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

	As of June 30, 2013
Balance Sheet	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet		Net Amounts of Assets Presented in the Balance Sheet
		(in thousands)
Derivative assets	$22,898	$(3,317)	(1)	$19,581
Deferred financing costs and other noncurrent assets	10,274	(483)	(1)	9,791	(2)
Total derivative assets	$33,172	$(3,800)		$29,372
Balance Sheet	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet		Net Amounts of Liabilities Presented in the Balance Sheet
		(in thousands)
Derivative liabilities	$(3,373)	$3,317	(3)	$(56)
Derivatives and other noncurrent liabilities	(483)	483	(3)	—
Total derivative liabilities	$(3,856)	$3,800		$(56)

	As of December 31, 2012
Balance Sheet	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet		Net Amounts of Assets Presented in the Balance Sheet
		(in thousands)
Derivative assets	$34,828	$(4,848)	(1)	$29,980
Deferred financing costs and other noncurrent assets	5,604	(2,623)	(1)	2,981	(2)
Total derivative assets	$40,432	$(7,471)		$32,961
Balance Sheet	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet		Net Amounts of Liabilities Presented in the Balance Sheet
		(in thousands)
Derivative liabilities	$(4,848)	$4,848	(3)	$—
Derivatives and other noncurrent liabilities	(3,027)	2,623	(3)	(404)	(4)
Total derivative liabilities	$(7,875)	$7,471		$(404)

(1)	Amounts are netted against derivative asset balances with the same counterparty, and therefore, are presented as a net asset on the Unaudited Consolidated Balance Sheets.

(2)
As of June 30, 2013 and December 31, 2012, this line item on the Unaudited Consolidated Balance Sheets includes $24.1 million and $26.8 million of deferred financing costs and other noncurrent assets, respectively.

(3)	Amounts are netted against derivative liability balances with the same counterparty, and, therefore, are presented as a net liability on the Unaudited Consolidated Balance Sheets.

(4)	As of December 31, 2012, this line item on the Unaudited Consolidated Balance Sheets includes $4.1 million of other noncurrent liabilities.
The following table summarizes the cash flow hedge gains and losses, net of tax, and their locations on the Unaudited Consolidated Balance Sheets and Unaudited Consolidated Statements of Operations as of the periods indicated:

	Derivatives Qualifying as Cash Flow Hedges	Three Months Ended June 30,		Six Months Ended June 30,
		2013	2012	2013	2012
		(in thousands)
Amount of Gain Reclassified from AOCI into Income (net of tax) (1) (2)	Commodity Hedges	$1,210	$12,997	$2,502	$28,905

(1)	Gains reclassified from AOCI into income are included in the oil, gas and NGL production revenues in the Unaudited Consolidated Statements of Operations.

(2)
Presented net of income tax expense of $0.7 million and $7.8 million for the three months ended June 30, 2013 and 2012, respectively, and $1.5 million and $17.4 million for the six months ended June 30, 2013 and 2012, respectively.

As of June 30, 2013, the Company had financial instruments in place to hedge the following volumes for the periods indicated:

	July –December 2013	For the year 2014	For the year 2015
Oil (Bbls)	1,527,200	2,205,400	365,000
Natural Gas (MMbtu)	22,855,000	30,415,000	3,650,000
Natural Gas Liquids (Bbls)	160,714	—	—
The table below summarizes the realized and unrealized gains and losses the Company recognized related to its oil, gas and NGL derivative instruments for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Realized gains on derivatives designated as cash flow hedges (1)	$1,936	$20,798	$4,003	$46,263
Realized gains (losses) on derivatives not designated as cash flow hedges	$(227)	$18,916	$6,226	$22,719
Unrealized gains on derivatives not designated as cash flow hedges	37,066	28,108	762	69,052
Total commodity derivative gain (2)	$36,839	$47,024	$6,988	$91,771

(1)	Included in oil, gas and NGL production revenues in the Unaudited Consolidated Statements of Operations.

(2)	Included in commodity derivative gain in the Unaudited Consolidated Statements of Operations.
The table below summarizes the realized gains and losses the Company recognized related to its oil, natural gas and NGL derivative instruments by commodity type for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Realized gains on derivatives designated as cash flow hedges
Oil	$512	$777	$913	$1,546
Gas	1,424	20,021	3,090	44,717
Total (1)	$1,936	$20,798	$4,003	$46,263
Realized gains (losses) on derivatives not designated as cash flow hedges
Oil	$2,066	$3,009	$4,051	$1,550
Gas	(3,433)	12,987	609	16,828
NGL	1,140	2,920	1,566	4,341
Total (2)	$(227)	$18,916	$6,226	$22,719

(1)	Included in oil, gas and NGL production revenues in the Unaudited Consolidated Statements of Operations.

(2)	Included in commodity derivative gain in the Unaudited Consolidated Statements of Operations.
The Company’s derivative financial instruments are generally executed with major financial or commodities trading institutions that expose the Company to market and credit risks and may, at times, be concentrated with certain counterparties or groups of counterparties. The Company had hedges in place with 11 different counterparties as of June 30, 2013. Although notional amounts are used to express the volume of these contracts, the amounts potentially subject to credit risk, in the event of non-performance by the counterparties, are substantially smaller. The creditworthiness of counterparties is subject to continual review by management, and the Company believes all of these institutions currently are acceptable credit risks. Full performance is anticipated, and the Company has no past due receivables from any of its counterparties.
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

9. Income Taxes
The Company accounts for uncertainty in income taxes for tax positions taken or expected to be taken in a tax return in accordance with the FASB’s rules on income taxes. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on technical merits. During the three and six months ended June 30, 2013, there was no change to the Company’s liability for uncertain tax positions.
The Company’s policy is to classify accrued penalties and interest related to unrecognized tax benefits in the Company’s income tax provision. The Company did not record any accrued interest or penalties associated with unrecognized tax benefits during the three and six months ended June 30, 2013.
Income tax expense for the three and six months ended June 30, 2013 and 2012 differs from the amounts that would be provided by applying the U.S. federal income tax rate to income before income taxes principally due to the effect of state income taxes, stock-based compensation and other operating expenses not deductible for income tax purposes.
10. Equity Incentive Compensation Plans and Other Employee Benefits
The Company maintains various stock-based compensation plans and other employee benefits as discussed below. Stock-based compensation is measured at the grant date based on the value of the awards, and the fair value is recognized on a straight-line basis over the requisite service period (usually the vesting period).
The following table presents the non-cash stock-based compensation related to equity awards for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Common stock options	$727	$1,573	$3,217	$3,673
Nonvested equity common stock	1,588	1,797	3,988	3,774
Nonvested equity common stock units	312	—	712	—
Nonvested performance-based equity	530	388	698	803
Total	$3,157	$3,758	$8,615	$8,250

Unrecognized compensation cost as of June 30, 2013 was $22.5 million related to grants of nonvested stock options and nonvested equity shares of common stock that are expected to be recognized over a weighted-average period of 2.5 years.
Stock Options and Nonvested Equity Shares. The following tables present the equity awards granted pursuant to the Company’s various stock compensation plans:

	Three Months Ended June 30, 2013		Three Months Ended June 30, 2012
	Number of Options	Weighted Average Price Per Share	Number of Options	Weighted Average Price Per Share
Options to purchase shares of common stock	—	$—	9,576	$23.47
	Three Months Ended June 30, 2013		Three Months Ended June 30, 2012
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested equity common stock	16,880	$19.54	24,617	$23.54
Nonvested equity common stock units	43,824	$22.38	—	$—
Nonvested performance-based equity shares	13,007	$17.26	4,221	$23.58
Total shares granted	73,711		28,838

	Six Months Ended June 30, 2013		Six Months Ended June 30, 2012
	Number of Options	Weighted Average Price Per Share	Number of Options	Weighted Average Price Per Share
Options to purchase shares of common stock	—	$—	555,682	$27.49
	Six Months Ended June 30, 2013		Six Months Ended June 30, 2012
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested equity common stock	557,260	$17.32	229,114	$26.67
Nonvested equity common stock units	52,219	$22.04	—	$—
Nonvested performance-based equity shares	287,986	$16.60	176,587	$27.65
Total shares granted	897,465		405,701

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
The 2010 Program has both performance-based and market-based goals. All compensation expense related to the market-based goals will be recognized if the requisite service period is fulfilled, even if the market condition is not achieved. Based on Company performance in 2011, 26.6% of the 2010 Program performance shares vested in February 2012, and the Company recorded zero and $0.2 million of non-cash stock-based compensation expense related to these awards for the three and six months ended June 30, 2012. Based upon the Company’s performance in 2012, none of the 2010 Program performance shares vested in February 2013. The Company recorded $0.1 million and $0.2 million of non-cash stock-based compensation expense for the six months ended June 30, 2013 and 2012, respectively.
In March 2012, the Compensation Committee approved a new performance share program (the “2012 Program”). The performance-based awards contingently vest in May 2015, depending on the level at which the performance goals are achieved. The Company recorded $0.1 million and $0.3 million of non-cash stock-based compensation expense related to these awards for the three months ended June 30, 2013 and 2012, respectively, and $0.1 million and $0.4 million of non-cash stock-based compensation expense for the six months ended June 30, 2013 and 2012, respectively.
In February 2013, the Compensation Committee approved the performance metrics used to measure potential vesting of the performance shares in the 2010 Program based on 2013 performance. For the year ending December 31, 2013, the performance goals consist of the Company’s total shareholder return (“TSR”) ranking relative to a defined peer group’s individual TSR (weighted at 40%), the Company’s discretionary cash flow (weighted at 30%) and PV10 of proved oil, natural gas and NGL reserves (weighted at 30%). In February 2013, 86,223 performance-based nonvested equity shares of common stock in the 2010 Program were subject to the new grant date on February 27, 2013, and the fair value was remeasured at the grant date. All remaining unvested shares could potentially vest if all performance goals are met at the stretch level. All compensation expense related to the TSR metric will be recognized if the requisite service period is fulfilled, even if the market condition is not achieved. All compensation expense related to the discretionary cash flow metric and the proved oil, natural gas and NGL reserves metric will be based upon the number of shares expected to vest at the end of the one year period. The Company recorded $0.1 million of non-cash stock-based compensation expense related to these awards during the three months ended June 30, 2013, and $0.2 million for the six months ended June 30, 2013.

In February 2013, the Compensation Committee established vesting terms of the Company’s nonvested equity awards in the 2010 Program that are subject to a market performance-based vesting condition, which is based on the Company’s TSR ranking relative to a defined peer group’s individual TSRs. In February 2013, 22,710 market-based nonvested equity shares of common stock were subject to the new grant date on February 27, 2013, and the fair value was remeasured at the grant date. The fair value of the market-based awards is amortized ratably over the remaining requisite service period. All compensation expense related to the market-based awards will be recognized if the requisite service period is fulfilled, even if the market condition is not achieved. The Company recorded $0.03 million of non-cash stock-based compensation expense related to these awards for the three months ended June 30, 2013, and $0.05 million for the six months ended June 30, 2013.
In February 2013, the Compensation Committee approved a new performance share program (the “2013 Program”) pursuant to the 2012 Equity Incentive Plan (“2012 Incentive Plan”). The performance-based awards contingently vest in May 2016, depending on the level at which the performance goals are achieved. The performance goals, which will be measured over the three year period ending December 31, 2015, consist of the Company’s TSR ranking relative to a defined peer group’s individual TSR (“Relative TSR”) (weighted at 33 1/3%), the percentage change in discretionary cash flow per debt adjusted share relative to a defined peer group’s percentage calculation (“DCF per Debt Adjusted Share”) (weighted at 33 1/3%) and percentage change in proved oil, natural gas and NGL reserves per debt adjusted share (“Reserves per Debt Adjusted Share”) (weighted at 33 1/3%). The Relative TSR and DCF per Debt Adjusted Share goals will vest at 25% of the total award for performance met at the threshold level, 100% at the target level and 200% at the stretch level. The Reserves per Debt Adjusted Share goal will vest at 50% of the total award for performance met at the threshold level, 100% at the target level and 200% at the stretch level. If the actual results for a metric are between the threshold and target levels or between the target and stretch levels, the vested number of shares will be prorated based on the actual results compared to the threshold, target and stretch goals. If the threshold metrics are not met, no shares will vest. In any event, the total number of shares of common stock that could vest will not exceed 200% of the original number of performance shares granted. At the end of the three year vesting period, any shares that have not vested will be forfeited. A total of 13,007 and 287,986 shares were granted under this program during the three and six months ended June 30, 2013. All compensation expense related to the Relative TSR metric will be recognized if the requisite service period is fulfilled, even if the market condition is not achieved. All compensation expense related to the DCF per Debt Adjusted Share metric and the Reserves per Debt Adjusted Share metric will be based upon the number of shares expected to vest at the end of the three year period. The Company recorded $0.3 million of non-cash stock-based compensation expense related to these awards for the three months ended June 30, 2013, and $0.4 million for the six months ended June 30, 2013.
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
A summary of the Company’s directors’ fees and equity-based compensation for the three and six months ended June 30, 2013 and 2012 is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Director fees (shares)	3,511	1,657	11,906	3,175
Stock-based compensation (in thousands)	$71	$36	$241	$75
Other Employee Benefits-401(k) Savings Plan. The Company has an employee-directed 401(k) savings plan (the “401(k) Plan”) for all eligible employees over the age of 21. Under the 401(k) Plan, employees may make voluntary contributions based upon a percentage of their pretax income, subject to statutory limitations.
The Company matches 100% of each employee’s contribution, up to 6% of the employee’s pretax income, with 50% of the match made with the Company’s common stock. The Company’s cash and common stock contributions are fully vested upon the date of match and employees can immediately sell the portion of the match made with the Company’s common stock. The Company made matching cash and common stock contributions of $0.3 million and $0.4 million for the three months ended June 30, 2013 and 2012, respectively, and $1.2 million for both the six months ended June 30, 2013 and 2012.

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
The deferred compensation liability was $0.8 million and $1.0 million as of June 30, 2013 and December 31, 2012, respectively, of which $0.3 million was classified as current as of both June 30, 2013 and December 31, 2012.
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
11. Commitments and Contingencies
Lease Financing Obligation. The Company has a Lease Financing Obligation with Bank of America Leasing & Capital, LLC as the lead bank as discussed in Note 5. The aggregate undiscounted minimum future lease payments are presented below:

As of June 30, 2013
(in thousands)
2013	$6,069
2014	12,139
2015	12,139
2016	12,139
2017	12,139
Thereafter	32,368
Total	$86,993
Transportation Demand and Firm Processing Charges. The Company has entered into contracts that provide firm transportation capacity on pipeline systems and firm processing charges. The remaining terms on these contracts range from 2 to 11 years and require the Company to pay transportation demand and processing charges regardless of the amount of pipeline capacity utilized by the Company. The Company paid $9.5 million and $18.0 million of transportation demand charges for the three and six months ended June 30, 2013, respectively. The Company paid $1.4 million and $2.0 million of firm processing charges for the three and six months ended June 30, 2013, respectively. All transportation costs, including demand charges and processing charges, are included in gathering, transportation and processing expense in the Unaudited Consolidated Statements of Operations. The Company paid $11.1 million and $22.3 million of transportation demand charges for the three and six months ended June 30, 2012, respectively. The Company paid $1.6 million and $3.1 million of firm processing charges for the three and six months ended June 30, 2012, respectively.
The amounts in the table below represent the Company’s gross future minimum transportation demand and firm processing charges. However, the Company will record in its financial statements only the Company’s proportionate share based on the Company’s working interest and net revenue interest, which will vary from property to property.

As of June 30, 2013
(in thousands)
2013	$28,900
2014	57,929
2015	58,065
2016	56,464
2017	51,824
Thereafter	140,726
Total	$393,908

Drilling, Lease and Other Commitments. At June 30, 2013, the Company had one drilling commitment through 2014, which requires the Company to drill two wells before October 31, 2014. If the Company does not drill the two wells, it is required to pay a contracted amount of $1.3 million. The Company also has one take-or-pay purchase agreement for supply of carbon dioxide (“CO2”), which has a total financial commitment of $1.7 million. The CO2 is for use in fracture stimulation operations. Under this contract, the Company is obligated to purchase a minimum monthly volume at a set price. If the Company takes delivery of less than the minimum required amount, the Company is responsible for full payment (deficiency payment) in December 2015.
The Company leases office space, vehicles and certain equipment under non-cancelable operating leases. Office lease expense was $0.5 million and $1.0 million for both the three and six months ended June 30, 2013 and 2012, respectively. Additionally, the Company has entered into various long-term agreements for telecommunication services. Future minimum annual payments under lease and other agreements are as follows:

As of June 30, 2013
(in thousands)
2013	$2,118
2014	3,625
2015	2,995
2016	2,519
2017	2,481
Thereafter	3,154
Total	$16,892
Litigation. The Company is subject to litigation, claims and governmental and regulatory proceedings arising in the course of ordinary business. It is the opinion of the Company’s management that current claims and litigation involving the Company are not likely to have a material adverse effect on its unaudited consolidated financial position, cash flows or results of operations.
12. Guarantor Subsidiaries
In addition to the Amended Credit Facility, 9.875% Senior Notes, 7.625% Senior Notes, 7.0% Senior Notes and the Convertible Notes, which are registered securities, are jointly and severally guaranteed on a full and unconditional basis by the Company’s 100% owned subsidiaries (“Guarantor Subsidiaries”). Presented below are the Company’s unaudited condensed consolidating balance sheets, statements of operations, statements of other comprehensive income (loss) and statements of cash flows, as required by Rule 3-10 of Regulation S-X of the Securities Exchange Act of 1934, as amended.
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

Condensed Consolidating Balance Sheets

	As of June 30, 2013
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Assets:
Current assets	$180,787	$2,437	$—	$183,224
Property and equipment, net	2,589,265	108,789	—	2,698,054
Intercompany receivable (payable)	146,236	(146,236)	—	—
Investment in subsidiaries	(40,663)	—	40,663	—
Noncurrent assets	33,889	—	—	33,889
Total assets	$2,909,514	$(35,010)	$40,663	$2,915,167
Liabilities and Stockholders’ Equity:
Current liabilities	$201,900	$845	$—	$202,745
Long-term debt	1,232,864	—	—	1,232,864
Deferred income taxes	253,194	2,251	—	255,445
Other noncurrent liabilities	51,734	2,557	—	54,291
Stockholders’ equity	1,169,822	(40,663)	40,663	1,169,822
Total liabilities and stockholders’ equity	$2,909,514	$(35,010)	$40,663	$2,915,167

	As of December 31, 2012
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Assets:
Current assets	$226,013	$2,326	$—	$228,339
Property and equipment, net	2,514,240	97,097	—	2,611,337
Intercompany receivable (payable)	141,272	(141,272)	—	—
Investment in subsidiaries	(47,533)	—	47,533	—
Noncurrent assets	29,773	—	—	29,773
Total assets	$2,863,765	$(41,849)	$47,533	$2,869,449
Liabilities and Stockholders’ Equity:
Current liabilities	$212,117	$1,016	$—	$213,133
Long-term debt	1,156,654	—	—	1,156,654
Deferred income taxes	264,113	2,251	—	266,364
Other noncurrent liabilities	48,106	2,417	—	50,523
Stockholders’ equity	1,182,775	(47,533)	47,533	1,182,775
Total liabilities and stockholders’ equity	$2,863,765	$(41,849)	$47,533	$2,869,449

Condensed Consolidating Statements of Operations

	Three Months Ended June 30, 2013
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Operating and other revenues	$135,631	$6,668	$—	$142,299
Operating expenses	(114,207)	(4,088)	—	(118,295)
General and administrative	(13,273)	—	—	(13,273)
Interest income and other income	12,145	—	—	12,145
Income before income taxes and equity in earnings of subsidiaries	20,296	2,580	—	22,876
Provision for income taxes	(8,603)	—	—	(8,603)
Equity in earnings of subsidiaries	2,580	—	(2,580)	—
Net income	$14,273	$2,580	$(2,580)	$14,273

	Six Months Ended June 30, 2013
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Operating and other revenues	$265,771	$14,805	$—	$280,576
Operating expenses	(226,279)	(7,935)	—	(234,214)
General and administrative	(33,855)	—	—	(33,855)
Interest income and other income (expense)	(42,209)	—	—	(42,209)
Income (loss) before income taxes and equity in earnings of subsidiaries	(36,572)	6,870	—	(29,702)
Benefit from income taxes	10,824	—	—	10,824
Equity in earnings of subsidiaries	6,870	—	(6,870)	—
Net income (loss)	$(18,878)	$6,870	$(6,870)	$(18,878)

	Three Months Ended June 30, 2012
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Operating and other revenues	$155,587	$4,765	$—	$160,352
Operating expenses	(158,252)	(4,611)	—	(162,863)
General and administrative	(15,036)	—	—	(15,036)
Interest and other income	23,225	—	—	23,225
Income before income taxes and equity in earnings of subsidiaries	5,524	154	—	5,678
Provision for income taxes	(2,380)	—	—	(2,380)
Equity in earnings of subsidiaries	154	—	(154)	—
Net income	$3,298	$154	$(154)	$3,298

	Six Months Ended June 30, 2012
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Operating and other revenues	$330,121	$9,407	$—	$339,528
Operating expenses	(281,323)	(8,823)	—	(290,146)
General and administrative	(33,476)	—	—	(33,476)
Interest and other income	47,945	—	—	47,945
Income before income taxes and equity in earnings of subsidiaries	63,267	584	—	63,851
Provision for income taxes	(24,660)	—	—	(24,660)
Equity in earnings of subsidiaries	584	—	(584)	—
Net income	$39,191	$584	$(584)	$39,191
Condensed Consolidating Statements of Comprehensive Income (Loss)

	Three Months Ended June 30, 2013
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Net income	$14,273	$2,580	$(2,580)	$14,273
Other Comprehensive Loss, net of tax:
Effect of derivative financial instruments	(1,210)	—	—	(1,210)
Other comprehensive loss	(1,210)	—	—	(1,210)
Comprehensive income	$13,063	$2,580	$(2,580)	$13,063

	Six Months Ended June 30, 2013
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Net income (loss)	$(18,878)	$6,870	$(6,870)	$(18,878)
Other Comprehensive Loss, net of tax:
Effect of derivative financial instruments	(2,502)	—	—	(2,502)
Other comprehensive loss	(2,502)	—	—	(2,502)
Comprehensive income (loss)	$(21,380)	$6,870	$(6,870)	$(21,380)

	Three Months Ended June 30, 2012
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Net income	$3,298	$154	$(154)	$3,298
Other Comprehensive Loss, net of tax:
Effect of derivative financial instruments	(12,997)	—	—	(12,997)
Other comprehensive loss	(12,997)	—	—	(12,997)
Comprehensive income (loss)	$(9,699)	$154	$(154)	$(9,699)

	Six Months Ended June 30, 2012
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Net income	$39,191	$584	$(584)	$39,191
Other Comprehensive Loss, net of tax:
Effect of derivative financial instruments	(28,905)	—	—	(28,905)
Other comprehensive loss	(28,905)	—	—	(28,905)
Comprehensive income	$10,286	$584	$(584)	$10,286

Condensed Consolidating Statements of Cash Flows

	Six Months Ended June 30, 2013
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities	$112,350	$10,679	$—	$123,029
Cash flows from investing activities:
Additions to oil and gas properties, including acquisitions	(203,397)	(13,255)	—	(216,652)
Additions to furniture, fixtures and other	731	(1,918)	—	(1,187)
Proceeds from sale of properties and other investing activities	4,086	—	—	4,086
Cash flows from financing activities:
Proceeds from debt	80,000	—	—	80,000
Principal payments on debt	(4,501)	—	—	(4,501)
Intercompany transfers	(4,494)	4,494	—	—
Other financing activities	(1,345)	—	—	(1,345)
Change in cash and cash equivalents	(16,570)	—	—	(16,570)
Beginning cash and cash equivalents	79,395	50	—	79,445
Ending cash and cash equivalents	$62,825	$50	$—	$62,875

	Six Months Ended June 30, 2012
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities	$175,577	$3,667	$—	$179,244
Cash flows from investing activities:
Additions to oil and gas properties, including acquisitions	(451,421)	(8,638)	—	(460,059)
Additions to furniture, fixtures and other	(4,241)	—	—	(4,241)
Proceeds from sale of properties and other investing activities	134	—	—	134
Cash flows from financing activities:
Proceeds from debt	525,000	—	—	525,000
Principal payments on debt	(267,156)	—	—	(267,156)
Intercompany transfers	(4,971)	4,971	—	—
Other financing activities	(9,419)	—	—	(9,419)
Change in cash and cash equivalents	(36,497)	—	—	(36,497)
Beginning cash and cash equivalents	57,281	50	—	57,331
Ending cash and cash equivalents	$20,784	$50	$—	$20,834
13. Subsequent Events
On June 14, 2013, the Company delivered a notice of redemption to the holders of its 9.875% Senior Notes announcing that, pursuant to the indenture for the notes, the Company elected to redeem the entire outstanding $250.0 million principal amount of the notes on July 15, 2013 for a redemption price of 104.938% of the principal amount of the notes. The Company drew down $280.0 million on its revolving credit facility on July 12, 2013 to fund the redemption of the notes for $262.3 million as well as make the final semi-annual interest payment of $12.3 million. At the redemption date there were unamortized debt discount and deferred financing costs related to the notes resulting in a loss upon settlement of $21.4 million, which will be recorded in the quarter ended September 30, 2013.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

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
Overview
Bill Barrett Corporation together with our wholly-owned subsidiaries (“the Company”, “we”, “our” or “us”) develops oil, natural gas and NGLs in the Rocky Mountain region of the United States. We seek to build stockholder value through profitable growth in cash flow, reserves and production through the development of our oil, natural gas and NGL assets. Due to the decline in natural gas prices resulting from the increased supply over the past few years, we have shifted our focus to finding, acquiring and developing oil resources. Therefore, we will see a decrease in gas production due to suspended gas drilling. We seek high quality development projects with the potential to provide long-term drilling inventories that generate high returns. Substantially all of our revenues are generated through the sale of oil and natural gas production and NGLs recovery at market prices.

We were formed in January 2002 and are incorporated in the State of Delaware. In December 2004, we completed our initial public offering of 14,950,000 shares of our common stock at a price to the public of $25.00 per share. Since inception, we have built our portfolio of properties primarily through acquisitions where we seek to add value through our geologic and operational expertise. Our acquisitions have included key assets in the Piceance (Colorado), Uinta (Utah), Denver-Julesburg (Colorado and Wyoming) and Powder River (Wyoming) Basins in the Rocky Mountain region (the “Rockies”). We also may sell properties when the opportunity arises or when business conditions warrant, as demonstrated by the sale of our Wind River Basin and Powder River Basin properties and a portion of our Piceance Basin properties in December 2012.

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
Results of Operations
The following table sets forth selected operating data for the periods indicated:

Three Months Ended June 30, 2013 Compared with Three Months Ended June 30, 2012

	Three Months Ended June 30,		Increase (Decrease)
	2013	2012	Amount	Percent
	($ in thousands, except per unit data)
Operating Results:
Operating and Other Revenues
Oil, gas and NGL production	$140,380	$159,490	$(19,110)	(12)%
Other	1,919	862	1,057	123%
Operating Expenses
Lease operating expense	16,112	19,030	(2,918)	(15)%
Gathering, transportation and processing expense	18,772	25,862	(7,090)	(27)%
Production tax expense	7,781	6,892	889	13%
Exploration expense	141	4,062	(3,921)	(97)%
Impairment, dry hole costs and abandonment expense	1,182	21,075	(19,893)	(94)%
Depreciation, depletion and amortization	74,307	85,942	(11,635)	(14)%
General and administrative expense (1)	10,047	11,314	(1,267)	(11)%
Non-cash stock-based compensation expense (1)	3,226	3,722	(496)	(13)%
Total operating expenses	$131,568	$177,899	$(46,331)	(26)%
Production Data (2):
Natural gas (MMcf)	14,314	26,094	(11,780)	(45)%
Oil (MBbls)	825	634	191	30%
NGLs (MBbls)	351	—	351	*nm
Combined volumes (MMcfe)	21,370	29,898	(8,528)	(29)%
Daily combined volumes (MMcfe/d)	235	329	(94)	(29)%
Average Realized Prices (3):
Natural gas (per Mcf) (4)	$3.92	$4.77	$(0.85)	(18)%
Oil (per Bbl)	82.11	84.86	(2.75)	(3)%
NGLs (per Bbl)	46.38	—	46.38	*nm
Combined (per Mcfe)	6.56	5.97	0.59	10%
Average Costs (per Mcfe):
Lease operating expense	$0.75	$0.64	$0.11	17%
Gathering, transportation and processing expense	0.88	0.87	0.01	1%
Production tax expense	0.36	0.23	0.13	57%
Depreciation, depletion and amortization	3.48	2.87	0.61	21%
General and administrative expense (5)	0.47	0.38	0.09	24%

*	Not meaningful.

(1)
Non-cash stock-based compensation expense is presented herein as a separate line item but is combined with general and administrative expense for a total of $13.3 million and $15.0 million for the three months ended June 30, 2013 and 2012, respectively, in the Unaudited Consolidated Statements of Operations. This separate presentation is a non-GAAP measure. Management believes the separate presentation of the non-cash component of general and administrative expense is useful because the cash portion provides a better understanding of our required cash for general and administrative expenses. We also believe that this disclosure allows for a more accurate comparison to our peers, which may have higher or lower expenses associated with stock-based grants.

(2)	Prior to 2013, NGL volumes were included within natural gas production data, which impacts the comparability for the two periods presented.

(3)	Average realized prices shown in the table are net of the effects of all realized commodity hedging transactions.

(4)	Natural gas prices for 2012 include the effect of NGL related revenue.

(5)
Excludes non-cash stock-based compensation expense as described in Note 1 above. This presentation is a non-GAAP measure. Average costs per Mcfe for general and administrative expense, including non-cash stock-based compensation expense, as presented in the Unaudited Consolidated Statements of Operations, were $0.62 and $0.50 for the three months ended June 30, 2013 and 2012, respectively.
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
Production revenues decreased to $140.4 million for the three months ended June 30, 2013 from $159.5 million for the three months ended June 30, 2012. This decrease is primarily due to a 29% decrease in production volumes. The decrease in production reduced production revenues by approximately $56.0 million, while the increase in average prices increased production revenues by approximately $36.9 million.
We discontinued hedge accounting as of January 1, 2012. All accumulated gains or losses related to the discontinued cash flow hedges were recorded in accumulated other comprehensive income (“AOCI”) as of January 1, 2012 and will remain in AOCI until the underlying transaction occurs. As the underlying transaction occurs, these gains or losses are reclassified from AOCI into oil, gas and NGL production revenues. The amount reclassified to oil, gas and NGL production revenues was a gain of $1.9 million and $20.8 million for the three months ended June 30, 2013 and 2012, respectively.
Total production volumes of 21.4 Bcfe for the three months ended June 30, 2013 decreased from 29.9 Bcfe for the three months ended June 30, 2012. We completed a sale of natural gas assets on December 31, 2012, including 100% of our Wind River Basin and Powder River Basin coalbed methane properties (“PRB-CBM”) and an initial 18% interest in the Gibson Gulch assets in the Piceance Basin that progresses to a 26% interest in 2016 (the "December 2012 Sale"). Lower natural gas commodity prices caused us to discontinue drilling activity in the Piceance Basin and West Tavaputs area in the Uinta Basin in 2012 to concentrate on our oil development programs, which has continued to impact 2013 gas production volumes. These decreases were partially offset by a 30% overall increase in oil production with increases in the Uinta Oil Program, DJ Basin and Powder River Oil Program, offset by a decrease in the Piceance Basin oil production, for the three months ended June 30, 2013. Additional information concerning production is in the following table:

	Three Months Ended June 30, 2013				Three Months Ended June 30, 2012				% Increase (Decrease)
	Oil	NGL(2)	Natural Gas(2)	Total	Oil	NGL(2)	Natural Gas(2)	Total	Oil	NGL(2)	Natural Gas(2)	Total
	(MBbls)	(MBbls)	(MMcf)	(MMcfe)	(MBbls)	(MBbls)	(MMcf)	(MMcfe)	(MBbls)	(MBbls)	(MMcf)	(MMcfe)
Piceance Basin	82	269	6,883	8,989	162	—	12,251	13,223	(49)%	*nm	(44)%	(32)%
Uinta- West Tavaputs	9	—	6,156	6,210	18	—	9,114	9,222	(50)%	*nm	(32)%	(33)%
Uinta Oil Program	459	35	717	3,681	327	—	582	2,544	40%	*nm	23%	45%
DJ Basin	149	45	452	1,616	96	—	248	824	55%	*nm	82%	96%
Powder River Oil	126	2	52	820	25	—	20	170	404%	*nm	160%	382%
Other (1)	—	—	54	54	6	—	3,879	3,915	(100)%	*nm	(99)%	(99)%
Total	825	351	14,314	21,370	634	—	26,094	29,898	30%	*nm	(45)%	(29)%

*	Not meaningful.

(1)	Other includes PRB–CBM natural gas volumes of 2,788 MMcf for 2012 and Wind River natural gas production volumes of 1,041 MMcf and oil production of 5 MBbls for 2012.

(2)	Prior to 2013, NGL volumes were included in natural gas production data, which impacts the comparability for the two periods presented.

Hedging Activities. During the three months ended June 30, 2013, approximately 83% of our oil volumes, 84% of our natural gas volumes and 23% of our NGL related volumes were subject to financial hedges, which resulted in increases in oil revenues of $2.6 million and NGL revenues of $1.1 million, offset by a decrease in natural gas revenues of $2.0 million after settlements for all commodity derivatives. Of the $1.7 million total settlements for the three months ended June 30, 2013, a gain of $1.9 million was included in oil, gas and NGL production revenues and a loss of $0.2 million was included in commodity derivative gain in the Unaudited Statements of Operations. During the three months ended June 30, 2012, approximately 76% of our oil volumes, 66% of our natural gas volumes (excluding basis only swaps, which were equivalent to

7% of our natural gas volumes), and 26% of our NGL related volumes were subject to financial hedges, which resulted in a decrease in oil revenues of $3.8 million and an increase in natural gas revenues of $35.9 million after settlements for all commodity derivatives, including basis only and NGL swaps. Of the $39.7 million total settlements for the three months ended June 30, 2012, $20.8 million was included in oil, gas and NGL production revenues and $18.9 million was included in commodity derivative gain in the Unaudited Statements of Operations. We may not always be able to generate increases in revenues based on hedge settlements due to the volatility of prices for oil, natural gas and NGLs and current market conditions.
Other Operating Revenues. Other operating revenues increased to $1.9 million for the three months ended June 30, 2013 from $0.9 million for the three months ended June 30, 2012. Other operating revenues for the three months ended June 30, 2013 primarily consisted of $0.7 million in net gains realized from the sale of properties and $1.2 million of income from gathering and compression fees received from third parties. Other operating revenues for the three months ended June 30, 2012 consisted of $0.9 million of income from gathering, compression and salt-water disposal fees received from third parties.
Lease Operating Expense. Lease operating expense (“LOE”) increased to $0.75 per Mcfe for the three months ended June 30, 2013 from $0.64 per Mcfe for the three months ended June 30, 2012. LOE on a per Mcfe basis is inherently higher for our oil producing properties such as those in our Uinta Oil and DJ Basin development areas. In addition, the December 2012 Sale consisted of natural gas properties in the Wind River and Powder River Basins, which were lower LOE per Mcfe properties, contributing to higher LOE per Mcfe unit cost.
Gathering, Transportation and Processing Expense. Gathering, transportation and processing (“GTP”) expense per Mcfe was consistent for both the three months ended June 30, 2013 and 2012. GTP expense was $0.88 per Mcfe for the three months ended June 30, 2013 and $0.87 per Mcfe for the three months ended June 30, 2012.
Production Tax Expense. Total production taxes increased to $7.8 million for the three months ended June 30, 2013 from $6.9 million for the three months ended June 30, 2012. Production taxes are primarily based on the wellhead values of production, which excludes gains and losses associated with hedging activities. Production taxes as a percentage of oil, natural gas and NGL sales before hedging adjustments were 5.6% and 5.0% for the three months ended June 30, 2013 and June 30, 2012, respectively.

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
Exploration Expense. Exploration expense decreased to $0.1 million for the three months ended June 30, 2013 from $4.1 million for the three months ended June 30, 2012. Exploration expense for the three months ended June 30, 2013 consisted of $0.1 million for delay rentals across all basins. Exploration expense for the three months ended June 30, 2012 consisted of $3.7 million of geological and geophysical seismic programs and $0.4 million for delay rentals across all basins.
Impairment, Dry Hole Costs and Abandonment Expense. Our impairment, dry hole costs and abandonment expense decreased to $1.2 million for the three months ended June 30, 2013 from $21.1 million for the three months ended June 30, 2012. For the three months ended June 30, 2013, abandonment expense was $1.1 million and dry hole costs were $0.1 million. For the three months ended June 30, 2012, impairment expense was $18.3 million, abandonment expense associated with exploratory drilling locations was $2.7 million and dry hole costs were $0.1 million. The $18.3 million of impairment related to impairing certain unproved oil and gas properties within various exploration and development projects primarily as a result of unfavorable market conditions or no future plans to evaluate the remaining acreage.
The Company is currently marketing certain non-core unevaluated oil and gas properties. Our marketing efforts may lead to an outright sale of these non-core properties or some other combination of partial sale and drilling obligations to us.  While management believes the fair value of such properties exceeds the carrying value, the fair value received from our marketing efforts regarding these properties may not be greater than or equal to the current carrying value of such properties. If this occurs, we may record a non-cash loss on sale or a non-cash impairment charge to earnings.  This could have a material impact on the reported results of operations in the period any such loss on sale or impairment charge is taken.
Depreciation, Depletion and Amortization. Depreciation, depletion and amortization (“DD&A”) decreased to $74.3 million for the three months ended June 30, 2013 compared with $85.9 million for the three months ended June 30, 2012. The decrease of $11.6 million was a result of the 29% decrease in production for the three months ended June 30, 2013 compared with the three months ended June 30, 2012 offset by an increase in the DD&A rate. The decrease in production accounted for a $24.5 million decrease in DD&A expense, while the overall increase in the DD&A rate accounted for $12.9 million of additional DD&A expense. The increase in the DD&A rate during the three months ended June 30, 2013 was due to an increase in the mix of oil projects, which have higher capital costs compared to natural gas projects compared with the three months ended June 30, 2012.
Under successful efforts accounting, depletion expense is calculated on a field-by-field basis based on geologic and reservoir delineation using the unit-of-production method. The capital expenditures for proved properties for each field compared to the proved reserves corresponding to each producing field determine a depletion rate for current production. For the three months ended June 30, 2013, the relationship of capital expenditures, proved reserves and production from certain producing fields yielded a depletion rate of $3.48 per Mcfe compared with $2.87 per Mcfe for the three months ended June 30, 2012. Future depletion rates will be adjusted to reflect capital expenditures, proved reserve changes and well performance.
General and Administrative Expense. General and administrative expense, excluding non-cash stock-based compensation, decreased to $10.0 million for the three months ended June 30, 2013 from $11.3 million for the three months ended June 30, 2012. General and administrative expense, excluding non-cash stock-based compensation, is a non-GAAP measure. See Note 1 to the table on page 31 for a reconciliation and explanation. On a per Mcfe basis, general and administrative expense, excluding non-cash stock-based compensation, increased to $0.47 per Mcfe for the three months ended June 30, 2013 from $0.38 per Mcfe for the three months ended June 30, 2012, due to the 29% decrease in production as the result of the December 2012 Sale.
Non-cash charges for stock-based compensation for the three months ended June 30, 2013 and 2012 were $3.2 million and $3.7 million, respectively. Non-cash stock-based compensation expense for each of the three months ended June 30, 2013 and 2012 related primarily to vesting of our stock option awards and nonvested shares of common stock issued to employees.
The components of non-cash stock-based compensation for the three months ended June 30, 2013 and 2012 are shown in the following table:

	Three Months Ended June 30,
	2013	2012
	(in thousands)
Stock options and nonvested equity shares of common stock	$3,026	$3,539
Shares issued for 401(k) plan	129	147
Shares issued for directors’ fees	71	36
Total	$3,226	$3,722

Interest Expense. Interest expense increased to $24.7 million for the three months ended June 30, 2013 from $23.9 million for the three months ended June 30, 2012. The increase for the three months ended June 30, 2013 was primarily due to higher average outstanding borrowings, offset by a slightly lower weighted average interest rate. Our weighted average interest rate for the three months ended June 30, 2013 was 8.1% compared with 8.8% for the three months ended June 30, 2012.
Commodity Derivative Gain. Commodity derivative gain decreased to $36.8 million for the three months ended June 30, 2013 compared with $47.0 million for the three months ended June 30, 2012 primarily due to the decrease in realized gains from natural gas contracts resulting from an increase in gas commodity pricing for the three months ended June 30, 2013 compared with June 30, 2012, as well as an overall increase in the price of our more recently added hedge positions.
The table below summarizes the realized and unrealized gains and losses we recognized in commodity derivative gain for the periods indicated:

	Three Months Ended June 30,
	2013	2012
	(in thousands)
Realized gain (loss) on derivatives not designated as cash flow hedges	$(227)	$18,916
Unrealized gain on derivatives not designated as cash flow hedges	37,066	28,108
Total commodity derivative gain	$36,839	$47,024
Income Tax Expense. Income tax expense totaled $8.6 million for the three months ended June 30, 2013 compared with $2.4 million for the three months ended June 30, 2012, resulting in effective tax rates of 37.6% and 41.9%, respectively. The increase in income tax expense was primarily the result of the variations in revenue and expense components as discussed above and the resulting increase in income before income taxes. The effective tax rate change was primarily the result of a statutory rate increase in 2012, the effect of which was included in income tax expense for the three months ended June 30, 2012, thus increasing the overall effective tax rate. A similar rate change effect did not occur for the three months ended June 30, 2013. For both the 2013 and 2012 periods, our effective tax rate differs from the federal statutory rate primarily as a result of recording stock-based compensation expense and other operating expenses that are not deductible for income tax purposes as well as the effect of state income taxes.

Six Months Ended June 30, 2013 Compared with Six Months Ended June 30, 2012

	Six Months Ended June 30,		Increase (Decrease)
	2013	2012	Amount	Percent
	($ in thousands, except per unit data)
Operating Results:
Operating and Other Revenues
Oil, gas and NGL production	$274,785	$336,532	$(61,747)	(18)%
Other	5,791	2,996	2,795	93%
Operating Expenses
Lease operating expense	34,858	37,668	(2,810)	(7)%
Gathering, transportation and processing expense	34,360	53,214	(18,854)	(35)%
Production tax expense	13,732	13,099	633	5%
Exploration expense	236	4,501	(4,265)	(95)%
Impairment, dry hole costs and abandonment expense	8,283	21,639	(13,356)	(62)%
Depreciation, depletion and amortization	142,745	160,025	(17,280)	(11)%
General and administrative expense (1)	25,195	25,114	81	—%
Non-cash stock-based compensation expense (1)	8,660	8,362	298	4%
Total operating expenses	$268,069	$323,622	$(55,553)	(17)%
Production Data (2):
Natural gas (MMcf)	28,976	51,412	(22,436)	(44)%
Oil (MBbls)	1,619	1,115	504	45%
NGLs (MBbls)	652	—	652	*nm
Combined volumes (MMcfe)	42,602	58,102	(15,500)	(27)%
Daily combined volumes (MMcfe/d)	235	319	(84)	(27)%
Average Realized Prices (3):
Natural gas (per Mcf) (4)	$4.01	$5.11	$(1.10)	(22)%
Oil (per Bbl)	81.93	86.39	(4.46)	(5)%
NGLs (per Bbl)	47.27	—	47.27	*nm
Combined (per Mcfe)	6.57	6.18	0.39	6%
Average Costs (per Mcfe):
Lease operating expense	$0.82	$0.65	$0.17	26%
Gathering, transportation and processing expense	0.81	0.92	(0.11)	(12)%
Production tax expense	0.32	0.23	0.09	39%
Depreciation, depletion and amortization	3.35	2.75	0.60	22%
General and administrative expense (5)	0.59	0.43	0.16	37%

*	Not meaningful.

(1)
Non-cash stock-based compensation expense is presented herein as a separate line item but is combined with general and administrative expense for a total of $33.9 million and $33.5 million for the six months ended June 30, 2013 and 2012, respectively, in the Unaudited Consolidated Statements of Operations. This separate presentation is a non-GAAP measure. Management believes the separate presentation of the non-cash component of general and administrative expense is useful because the cash portion provides a better understanding of our required cash for general and administrative expenses. We also believe that this disclosure allows for a more accurate comparison to our peers, which may have higher or lower expenses associated with stock-based grants.

(2)	Prior to 2013, NGL volumes were included within natural gas production data, which impacts the comparability for the two periods presented.

(3)	Average realized prices shown in the table are net of the effects of all realized commodity hedging transactions.

(4)	Natural gas prices for 2012 include the effect of NGL related revenue.

(5)
Excludes non-cash stock-based compensation expense as described in Note 1 above. This presentation is a non-GAAP measure. Average costs per Mcfe for general and administrative expense, including non-cash stock-based compensation expense, as presented in the Unaudited Consolidated Statements of Operations, were $0.79 and $0.58 for the six months ended June 30, 2013 and 2012, respectively.

Production Revenues and Volumes. Production revenues decreased to $274.8 million for the six months ended June 30, 2013 from $336.5 million for the six months ended June 30, 2012. This decrease is primarily due to a 27% decrease in production volumes. The decrease in production reduced production revenues by approximately $99.9 million, while the increase in average prices increased production revenues by approximately $38.2 million.
We discontinued hedge accounting as of January 1, 2012. All accumulated gains or losses related to the discontinued cash flow hedges were recorded in AOCI as of January 1, 2012 and will remain in AOCI until the underlying transaction occurs. As the underlying transaction occurs, these gains or losses are reclassified from AOCI into oil, gas and NGL production revenues. The amount reclassified to oil, gas and NGL production revenues was a gain of $4.0 million and $46.3 million for the six months ended June 30, 2013 and 2012, respectively.
Total production volumes of 42.6 Bcfe for the six months ended June 30, 2013 decreased from 58.1 Bcfe for the six months ended June 30, 2012. We completed a sale of natural gas assets on December 31, 2012, including 100% of our Wind River Basin and Powder River Basin coalbed methane properties (“PRB-CBM”) and an initial 18% interest in the Gibson Gulch assets in the Piceance Basin that progresses to a 26% interest in 2016. Lower natural gas commodity prices caused us to discontinue drilling activity in the Piceance Basin and West Tavaputs area in the Uinta Basin in 2012 to concentrate on our oil development programs, which has continued to impact 2013 gas production volumes. These decreases were partially offset by a 45% overall increase in oil production with increases in the Uinta Oil Program, DJ Basin and Powder River Oil Program for the six months ended June 30, 2013. Additional information concerning production is in the following table:

	Six Months Ended June 30, 2013				Six Months Ended June 30, 2012				% Increase (Decrease)
	Oil	NGL(2)	Natural Gas(2)	Total	Oil	NGL(2)	Natural Gas(2)	Total	Oil	NGL(2)	Natural Gas(2)	Total
	(MBbls)	(MBbls)	(MMcf)	(MMcfe)	(MBbls)	(MBbls)	(MMcf)	(MMcfe)	(MBbls)	(MBbls)	(MMcf)	(MMcfe)
Piceance Basin	175	515	13,916	18,056	300	—	23,678	25,478	(42)%	*nm	(41)%	(29)%
Uinta- West Tavaputs	24	—	12,611	12,755	33	—	18,128	18,326	(27)%	*nm	(30)%	(30)%
Uinta Oil Program	936	62	1,442	7,430	592	—	1,095	4,647	58%	*nm	32%	60%
DJ Basin	305	73	811	3,079	144	—	499	1,363	112%	*nm	63%	126%
Powder River Oil	175	2	102	1,164	34	—	61	265	415%	*nm	67%	339%
Other (1)	4	—	94	118	12	—	7,951	8,023	(67)%	*nm	(99)%	(99)%
Total	1,619	652	28,976	42,602	1,115	—	51,412	58,102	45%	*nm	(44)%	(27)%

*	Not meaningful.

(1)	Other includes PRB–CBM natural gas volumes of 5,796 MMcf for 2012 and Wind River natural gas production volumes of 2,103 MMcf and oil production of 8 MBbls for 2012.

(2)	Prior to 2013, NGL volumes were included in natural gas production data, which impacts the comparability for the two periods presented.

Hedging Activities. During the six months ended June 30, 2013, approximately 82% of our oil volumes, 88% of our natural gas volumes and 25% of our NGL related volumes were subject to financial hedges, which resulted in increases in oil revenues of $5.0 million, natural gas revenues of $3.7 million and NGL revenues of $1.5 million after settlements for all commodity derivatives. Of the $10.2 million total settlements for the six months ended June 30, 2013, $4.0 million was included in oil, gas and NGL production revenues and $6.2 million was included in commodity derivative gain in the Unaudited Statements of Operations. During the six months ended June 30, 2012, approximately 82% of our oil volumes, 65% of our natural gas volumes (excluding basis only swaps, which were equivalent to 7% of our natural gas volumes), and 29% of our NGL related volumes were subject to financial hedges, which resulted in a increases in oil revenues of $3.1 million and natural gas revenues of $65.9 million after settlements for all commodity derivatives. Of the $69.0 million total settlements for the six months ended June 30, 2012, $46.3 million was included in oil, gas and NGL production revenues and $22.7 million was included in commodity derivative gain in the Unaudited Statements of Operations. We may not always be able to generate increases in revenue based on hedge settlements due to the volatility of prices for oil, natural gas and NGLs and current market conditions.
Other Operating Revenues. Other operating revenues increased to $5.8 million for the six months ended June 30, 2013 from $3.0 million for the six months ended June 30, 2012. Other operating revenues for the six months ended June 30, 2013 primarily consisted of $4.2 million in net gains realized from the sale of properties and $1.6 million of income from gathering and compression fees received from third parties. Other operating revenues for the six months ended June 30, 2012 consisted of $3.0 million of income from gathering, compression and salt-water disposal fees received from third parties.
Lease Operating Expense. LOE increased to $0.82 per Mcfe for the six months ended June 30, 2013 from $0.65 per Mcfe for the six months ended June 30, 2012. In November 2012, a breach and fire occurred on one of our gathering pipelines adjacent to our Dry Canyon compressor station in the West Tavaputs area of the Uinta Basin, damaging ten compressors on location as well as other equipment (the "Dry Canyon Fire"). The increase in LOE on a per Mcfe basis was due to a one-time charge of $1.2 million during the three months ended March 31, 2013 related to testing and reclamation of pipelines as a result of the Dry Canyon Fire. In addition, LOE on a per Mcfe basis is inherently higher for our oil producing properties such as those in our Uinta Oil and DJ Basin development areas. The sale of natural gas properties in the Wind River and Powder River Basins as of December 31, 2012, which were lower LOE per Mcfe properties, also contributed to a higher LOE per Mcfe unit cost.
Gathering, Transportation and Processing Expense. GTP expense decreased to $0.81 per Mcfe for the six months ended June 30, 2013 from $0.92 per Mcfe for the six months ended June 30, 2012. GTP expense for the six months ended June 30, 2013 decreased due to a change in reporting an oil transportation deduction related to certain production within the Uinta Oil Program as a charge against production revenues as of January 1, 2013. These costs were previously included within GTP. The effect on the average per unit oil price is approximately $2.00 per barrel, which reduces GTP by approximately $0.08 per Mcfe for the six months ended June 30, 2013. In addition, GTP expense decreased as a result of a decrease in gathering and processing fees in the West Tavaputs area of the Uinta Basin related to the Dry Canyon Fire. As a result of the Dry Canyon Fire, we exercised the force majeure provision related to certain firm gathering and processing commitments, which negated our minimum volume commitment for firm processing and gathering fees starting from November 2012 through February 28, 2013, and decreased our gathering and processing expense for the six months ended June 30, 2013 by approximately $0.03 per Mcfe.
Production Tax Expense. Total production taxes increased to $13.7 million for the six months ended June 30, 2013 from $13.1 million for the six months ended June 30, 2012. Production taxes are primarily based on the wellhead values of production, which exclude gains and losses associated with hedging activities. Production taxes as a percentage of oil, natural gas and NGL sales before hedging adjustments was 5.1% and 4.5% for the six months ended June 30, 2013 and 2012, respectively.

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
Exploration Expense. Exploration expense decreased to $0.2 million for the six months ended June 30, 2013 from $4.5 million for the six months ended June 30, 2012. Exploration expense for the six months ended June 30, 2013 consisted of $0.1 million of geological and geophysical seismic programs and $0.1 for delay rentals across all basins. Exploration expense for the six months ended June 30, 2012 consisted of $3.9 million of geological and geophysical seismic programs and $0.6 million for delay rentals across all basins.
Impairment, Dry Hole Costs and Abandonment Expense. Our impairment, dry hole costs and abandonment expense decreased to $8.3 million for the six months ended June 30, 2013 from $21.6 million for the six months ended June 30, 2012. For the six months ended June 30, 2013, abandonment expense was $7.3 million associated with exploratory drilling locations and dry hole costs were $1.0 million. For the six months ended June 30, 2012, impairment expense was $18.3 million, abandonment expense associated with exploratory drilling locations was $3.1 million and dry hole costs were $0.2 million. The $18.3 million of impairment expense related to impairing certain unproved oil and gas properties within various exploration and development projects primarily as a result of unfavorable market conditions or no future plans to evaluate the remaining acreage.

The Company is currently marketing certain non-core unevaluated oil and gas properties. Our marketing efforts may lead to an outright sale of these non-core properties or some other combination of partial sale and drilling obligations to us.  While management believes the fair value of such properties exceeds the carrying value, the fair value received from our marketing efforts regarding these properties may not be greater than or equal to the current carrying value of such properties. If this occurs, we may record a non-cash loss on sale or a non-cash impairment charge to earnings.  This could have a material impact on the reported results of operations in the period any such loss on sale or impairment charge is taken.
Depreciation, Depletion and Amortization. DD&A decreased to $142.7 million for the six months ended June 30, 2013 compared with $160.0 million for the six months ended June 30, 2012. The decrease of $17.3 million was a result of the 27% decrease in production for the six months ended June 30, 2013 compared with the six months ended June 30, 2012 offset by an increase in the DD&A rate. The decrease in production accounted for an $42.6 million decrease in DD&A expense, while the overall increase in the DD&A rate accounted for $25.3 million of additional DD&A expense. The increase in the DD&A rate during the six months ended June 30, 2013 compared with the six months ended June 30, 2012 was due to an increase in the mix of oil projects, which have higher capital costs compared to natural gas projects.
Under successful efforts accounting, depletion expense is calculated on a field-by-field basis based on geologic and reservoir delineation using the unit-of-production method. The capital expenditures for proved properties for each field compared to the proved reserves corresponding to each producing field determine a depletion rate for current production. For the six months ended June 30, 2013, the relationship of capital expenditures, proved reserves and production from certain producing fields yielded a depletion rate of $3.35 per Mcfe compared with $2.75 per Mcfe for the six months ended June 30, 2012. Future depletion rates will be adjusted to reflect capital expenditures, proved reserve changes and well performance.
General and Administrative Expense. General and administrative expense, excluding non-cash stock-based compensation, increased to $25.2 million for the six months ended June 30, 2013 from $25.1 million for the six months ended June 30, 2012. The six months ended June 30, 2013 included one-time executive and other employees' severance expense of approximately $2.6 million. General and administrative expense, excluding non-cash stock-based compensation, is a non-GAAP measure. See Note 1 to the table on page 35 for a reconciliation and explanation. On a per Mcfe basis, general and administrative expense, excluding non-cash stock-based compensation, increased to $0.59 per Mcfe for the six months ended June 30, 2013 from $0.43 per Mcfe for the six months ended June 30, 2012, largely due to the 27% decrease in production as the result of the December 2012 Sale.
Non-cash charges for stock-based compensation for the six months ended June 30, 2013 and the six months ended June 30, 2012 were $8.7 million and $8.4 million, respectively. Non-cash stock-based compensation expense for each of the six months ended June 30, 2013 and 2012 related primarily to vesting of our stock option awards and nonvested shares of common stock issued to employees.
The components of non-cash stock-based compensation for the six months ended June 30, 2013 and 2012 are shown in the following table:

	Six Months Ended June 30,
	2013	2012
	(in thousands)
Stock options and nonvested equity shares of common stock	$7,963	$7,829
Shares issued for 401(k) plan	456	458
Shares issued for directors’ fees	241	75
Total	$8,660	$8,362

Interest Expense. Interest expense increased to $49.3 million for the six months ended June 30, 2013 from $45.5 million for the six months ended June 30, 2012. The increase for the six months ended June 30, 2013 was primarily due to higher average outstanding borrowings, offset by a lower weighted average interest rate. Our weighted average interest rate for the six months ended June 30, 2013 was 8.2% compared to 9.0% for the six months ended June 30, 2012.
Commodity Derivative Gain. Commodity derivative gain decreased to $7.0 million for the six months ended June 30, 2013 compared with $91.8 million for the six months ended June 30, 2012 primarily due to the decrease in unrealized gains from natural gas contracts resulting from an increase in future gas commodity pricing as of June 30, 2013 compared with June 30, 2012, as well as an overall increase in the price of our more recently added hedge positions.
The table below summarizes the realized and unrealized gains and losses we recognized in commodity derivative gain for the periods indicated:

	Six Months Ended June 30,
	2013	2012
	(in thousands)
Realized gain on derivatives not designated as cash flow hedges	$6,226	$22,719
Unrealized gain on derivatives not designated as cash flow hedges	762	69,052
Total commodity derivative gain	$6,988	$91,771
Income Tax Benefit (Expense). Income tax benefit totaled $10.8 million for the six months ended June 30, 2013 compared to an expense of $24.7 million for the six months ended June 30, 2012, resulting in effective tax rates of 36.4% and 38.6%, respectively. For both the 2013 and 2012 periods, our effective tax rate differs from the federal statutory rate primarily as a result of recording stock-based compensation expense and other operating expenses that are not deductible for income tax purposes as well as the effect of state income taxes. The decrease in the effective tax rate is mainly a result of the relationship of these items to book income.

Capital Resources and Liquidity
Our primary sources of liquidity since our formation in January 2002 have been net cash provided by operating activities, sales and other issuances of equity and debt securities, including our Convertible Notes and senior notes, bank credit facilities, proceeds from sale-leasebacks, joint exploration agreements and sales of interests in properties. Our primary use of capital has been for the development, exploration and acquisition of oil and natural gas properties. As we pursue profitable reserves and production growth, we continually monitor the capital resources, including issuance of equity and debt securities, available to us to meet our future financial obligations, planned capital expenditure activities and liquidity. Our future success in growing proved reserves and production will be highly dependent on capital resources available to us and our success in finding or acquiring additional reserves. We believe that we have significant liquidity available to us from cash flows from operations and under our Amended Credit Facility for our planned uses of capital. We do not intend to increase our total indebtedness at December 31, 2013 compared to December 31, 2012.
At June 30, 2013, we had cash and cash equivalents of $62.9 million and a $80.0 million balance outstanding under our Amended Credit Facility. As of June 30, 2013, the commitments on our Amended Credit Facility are $825.0 million. Our borrowing capacity is further reduced by $26.0 million to $719.0 million due to an outstanding irrevocable letter of credit related to a firm transportation agreement. Subsequent to June 30, 2013, we drew down an additional $280.0 million on the Amended Credit Facility on July 12, 2013 to fund the redemption of the 9.875% Senior Notes, resulting in a current borrowing capacity of $439.0 million.
Cash Flow from Operating Activities
Net cash provided by operating activities for the six months ended June 30, 2013 and 2012 was $123.0 million and $179.2 million, respectively. Cash provided by operating activities decreased primarily due to the 27% decrease in production volumes, which resulted in a $99.9 million reduction in revenues, offset by reductions in cash operating expenses.

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
To mitigate some of the potential negative impact on cash flow caused by changes in oil, natural gas and NGL prices, we have entered into financial commodity swap contracts to receive fixed prices for a portion of our production revenue. We typically hedge a fixed price for natural gas at our sales points (NYMEX less basis) to mitigate the risk of differentials to the NYMEX Henry Hub Index. At June 30, 2013, we had in place crude oil swaps covering portions of our 2013, 2014 and 2015 production, natural gas swaps covering portions of our 2013 and 2014 production and NGL swaps covering portions of our 2013 production.
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
At June 30, 2013, the estimated fair value of all of our commodity derivative instruments was a net asset of $29.3 million, comprised of current and noncurrent assets and liabilities. We will reclassify the appropriate cash flow hedge amounts from AOCI, related to hedges designated as cash flow hedges prior to January 1, 2012, to gains and losses included in oil, natural gas and NGL production operating revenues as the hedged production quantities are produced.
The table below summarizes the realized and unrealized gains and losses that we recognized related to our oil and natural gas derivative instruments for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Realized gain on derivatives designated as cash flow hedges(1)	$1,936	$20,798	$4,003	$46,263
Realized gain (loss) on derivatives not designated as cash flow hedges(2)	$(227)	$18,916	$6,226	$22,719
Unrealized gain on derivatives not designated as cash flow hedges(2)	37,066	28,108	762	69,052
Total commodity derivative gain	$36,839	$47,024	$6,988	$91,771

(1)	Included in oil, gas and NGL production revenues in the Unaudited Consolidated Statements of Operations.

(2)	Included in commodity derivative gain in the Unaudited Consolidated Statements of Operations.
The following table summarizes all of our hedges in place as of June 30, 2013:

Contract	Total Hedged Volumes	Quantity Type	Weighted Average Fixed Price	Index Price(1)	Fair Market Value (in thousands)
Swap Contracts:
2013
Natural gas	920,000	MMBtu	$5.01	CIG	$1,487
Natural gas	21,935,000	MMBtu	$3.67	NWPL	5,045
Natural gas liquids(2)	160,714	Bbls	$74.74	Mt. Belvieu	2,646
Oil	1,527,200	Bbls	$97.62	WTI	3,794
2014
Natural gas	30,415,000	MMBtu	$3.87	NWPL	5,231
Oil	2,205,400	Bbls	$94.15	WTI	8,667
2015
Natural gas	3,650,000	MMbtu	$4.25	NWPL	1,105
Oil	365,000	Bbls	$89.31	WTI	1,341
Total					$29,316

The following table includes all hedges entered into subsequent to June 30, 2013 through July 19, 2013:

Contract	Total Hedged Volumes	Quantity Type	Weighted Average Fixed Price	Index Price(1)
Swap Contracts:
2014
Oil	345,400	Bbls	$95.06	WTI

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
By removing the price volatility from a portion of our oil and natural gas related revenue for 2013, 2014 and 2015 and NGL related revenue for 2013, we have mitigated, but not eliminated, the potential effects of changing prices on our operating cash flow for those periods. While mitigating negative effects of falling commodity prices, these derivative contracts also limit the benefits we would receive from increases in commodity prices.
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
Capital Expenditures
Our capital expenditures are summarized in the following tables for the periods indicated:

	Six Months Ended June 30,
Basin/Area	2013	2012
	(in millions)
Piceance	$4.3	$148.6
Uinta – West Tavaputs	2.5	77.9
Uinta Oil Program	132.2	151.4
DJ	55.7	56.3
Powder River Oil	39.7	18.0
Other	2.9	30.1
Total	$237.3	$482.3

	Six Months Ended June 30,
	2013	2012
	(in millions)
Acquisitions of proved and unproved properties and other real estate	$7.5	$54.0
Drilling, development, exploration and exploitation of oil and natural gas properties (1)	228.8	420.0
Geologic and geophysical costs	0.2	4.5
Furniture, fixtures and equipment	0.8	3.8
Total	$237.3	$482.3

(1)	Includes related gathering and facilities costs.
Our current estimated capital expenditure budget in 2013 is $465.0 million to $485.0 million, with all drilling activities targeting oil. The budget includes facilities costs and excludes material acquisitions. We may adjust capital expenditures throughout the year as business conditions and operating results warrant. We believe that we have sufficient available liquidity through 2013 with available cash under the Amended Credit Facility, our hedge positions and cash flow from operations to fund our budgeted capital expenditures. Future cash flows are subject to a number of variables, including our level of oil, natural gas and NGL production, commodity prices and operating costs. There can be no assurance that operations and other capital resources will provide sufficient amounts of cash flow to maintain planned levels of capital expenditures. We do not intend to increase our total indebtedness at December 31, 2013 compared to December 31, 2012.
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
Financing Activities
Amended Credit Facility
Our Amended Credit Facility has a maturity date of October 31, 2016, and current commitments and borrowing base of $825.0 million. Interest rates are LIBOR plus applicable margins of 1.5% to 2.5% or ABR plus 0.5% to 1.5% and the commitment fee is between 0.375% to 0.5% based on borrowing base utilization. The average annual interest rates incurred on the Amended Credit Facility was 1.7% for the three months ended June 30, 2013 and 2012, and 1.7% and 1.8% for the six months ended June 30, 2013 and 2012, respectively.
The borrowing base is required to be re-determined twice per year. The borrowing base was re-affirmed at $825.0 million as of April 24, 2013 related to our normal spring re-determination. Future borrowing bases will be computed based on proved oil, natural gas and NGL reserves, hedge position and estimated future cash flows from those reserves, as well as any other outstanding debt.
The Amended Credit Facility is secured by oil and natural gas properties representing at least 80% of the value of our proved reserves and the pledge of all of the stock of our subsidiaries. The Amended Credit Facility also contains certain financial covenants. We are currently in compliance with all financial covenants and have complied with all financial covenants since origination. As of June 30, 2013, we had $80.0 million outstanding under the Amended Credit Facility. As credit support for future payment under a contractual obligation, a $26.0 million letter of credit was issued under the Amended Credit Facility, effective May 4, 2010, which reduced the borrowing capacity of the Amended Credit Facility to $719.0 million as of June 30, 2013. Subsequent to June 30, 2013 we drew down an additional $280.0 million on the Amended Credit Facility on July 12, 2013 to fund the redemption of the 9.875% Senior Notes, discussed below, resulting in a current borrowing capacity of $439.0 million.
9.875% Senior Notes Due 2016

On July 8, 2009, we issued $250.0 million in aggregate principal amount of 9.875% Senior Notes due 2016 at 95.172% of par resulting in a discount of $12.1 million. The 9.875% Senior Notes were scheduled to mature on July 15, 2016. On June 14, 2013, we delivered a notice of redemption to the holders of the notes announcing that, pursuant to the indenture for the notes, we elected to redeem the entire outstanding $250.0 million principal amount of the notes on July 15, 2013 for a redemption price of 104.938% of the principal amount of the notes.
We drew down $280.0 million on our Amended Credit Facility on July 12, 2013 to fund the redemption of the notes, and on July 15, 2013 we paid $262.3 million to redeem the notes. As of July 15, 2013, there were amounts related to the 9.875% Senior Notes outstanding as unamortized debt discount and deferred financing costs resulting in a loss upon settlement of the 9.875% Senior Notes of $21.4 million, which will be recorded in the quarter ended September 30, 2013.
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
7.625% Senior Notes Due 2019
On September 27, 2011, we issued $400.0 million in principal amount of 7.625% Senior Notes due 2019 at par. The 7.625% Senior Notes mature on October 1, 2019. Interest is payable in arrears semi-annually on April 1 and October 1 beginning April 1, 2012. The 7.625% Senior Notes are callable by us on October 1, 2015 at 103.813% of the par value of the notes. The 7.625% Senior Notes are senior unsecured obligations and rank equal in right of payment with all of our other existing and future senior unsecured indebtedness, including the Convertible Notes, 9.875% Senior Notes, and 7.0% Senior Notes. The 7.625% Senior Notes are fully and unconditionally guaranteed by our subsidiaries that guarantee our indebtedness under the Amended Credit Facility, the Convertible Notes, the 9.875% Senior Notes and the 7.0% Senior Notes. The 7.625% Senior Notes include certain covenants that limit our ability to incur additional indebtedness, make restricted payments, create liens or sell assets and that prohibit us from paying dividends. We are currently in compliance with all financial covenants and have complied with all financial covenants since issuance. The 7.625% Senior Notes are redeemable at our option at a redemption price of 103.813% of the principal amount of the notes on October 1, 2015.
7.0% Senior Notes Due 2022
On March 12, 2012, we issued $400.0 million in aggregate principal amount of 7.0% Senior Notes due 2022 at par. The 7.0% Senior Notes mature on October 15, 2022. Interest is payable in arrears semi-annually on April 15 and October 15 of each year beginning October 15, 2012. The 7.0% Senior Notes are senior unsecured obligations and rank equal in right of payment with all of our other existing and future senior unsecured indebtedness, including the Convertible Notes, 9.875% Senior Notes and 7.625% Senior Notes. The 7.0% Senior Notes are redeemable at our option on October 15, 2017 at a redemption price of 103.5% of the principal amount of the notes. The 7.0% Senior Notes are fully and unconditionally guaranteed by our subsidiaries that guarantee the Amended Credit Facility, the Convertible Notes, the 9.875% Senior Notes and the 7.625% Senior Notes. The 7.0% Senior Notes include certain covenants that limit our ability to incur additional indebtedness, make restricted payments, create liens or sell assets and that prohibit us from paying dividends. We are currently in compliance with all financial covenants and have complied with all financial covenants since issuance.
Lease Financing Obligation Due 2020

On July 23, 2012, we entered into a lease financing arrangement with Bank of America Leasing & Capital, LLC as the lead bank (the “Lease Financing Obligation”) whereby we received $100.8 million through the sale and subsequent leaseback of existing compressors and related facilities owned by us. The Lease Financing Obligation expires on August 10, 2020, and we have the option to purchase the equipment at the end of the lease term for the then current fair market value. The Lease Financing Obligation also contains an early buyout option where we may purchase the equipment for $36.6 million on February 10, 2019. The lease payments related to the equipment are recognized as principal and interest expense based on a weighted average implicit interest rate of 3.3%.
Our outstanding debt is summarized below:

		As of June 30, 2013			As of December 31, 2012
	Maturity Date	Principal	Unamortized Discount	Carrying Amount	Principal	Unamortized Discount	Carrying Amount
		(in thousands)
Amended Credit Facility (1)	October 31, 2016	$80,000	$—	$80,000	$—	$—	$—
9.875% Senior Notes (2)	July 15, 2016	250,000	(6,348)	243,652	250,000	(7,209)	242,791
Convertible Notes (3)	March 15, 2028 (4)	25,344	—	25,344	25,344	—	25,344
7.625% Senior Notes (5)	October 1, 2019	400,000	—	400,000	400,000	—	400,000
7.0% Senior Notes (6)	October 15, 2022	400,000	—	400,000	400,000	—	400,000
Lease Financing Obligation (7)	August 10, 2020	93,095	—	93,095	97,596	—	97,596
Total Debt		$1,248,439	$(6,348)	$1,242,091	$1,172,940	$(7,209)	$1,165,731
Less: Current Portion of Long-Term Debt		9,227	—	9,227	9,077	—	9,077
Total Long-Term Debt		$1,239,212	$(6,348)	$1,232,864	$1,163,863	$(7,209)	$1,156,654

(1)	The recorded value of the Amended Credit Facility approximates its fair value due to its floating rate structure.

(2)
The aggregate estimated fair value of the 9.875% Senior Notes was approximately $263.1 million and $271.9 million as of June 30, 2013 and December 31, 2012, respectively, based on reported market trades of these instruments. We redeemed these notes in full on July 15, 2013.

(3)
The aggregate estimated fair value of the Convertible Notes was approximately $24.7 million and $25.3 million as of June 30, 2013 and December 31, 2012, respectively, based on reported market trades of these instruments.

(4)
We have the right at any time with at least 30 days’ notice to call the Convertible Notes, and the holders have the right to require us to purchase the notes on each of March 20, 2015, March 20, 2018 and March 20, 2023.

(5)
The aggregate estimated fair value of the 7.625% Senior Notes was approximately $417.5 million and $435.0 million as of June 30, 2013 and December 31, 2012, respectively, based on reported market trades of these instruments.

(6)
The aggregate estimated fair value of the 7.0% Senior Notes was approximately $400.0 million and $413.8 million as of June 30, 2013 and December 31, 2012, respectively, based on reported market trades of these instruments.

(7)
The aggregate estimated fair value of the Lease Financing Obligation was approximately 90.1 million and $97.7 million as of June 30, 2013 and December 31, 2012, respectively. Because there is no active, public market for the Lease Financing Obligation, the aggregate estimated fair value was based on market-based parameters of comparable term secured financing instruments.

Credit Ratings. Our credit risk is evaluated by two independent rating agencies based on publicly available information and information obtained during our ongoing discussions with the rating agencies. Moody’s Investor Services and Standard & Poor’s Rating Services currently rate our 7.625% Senior Notes and 7.0% Senior Notes and have assigned a credit rating. We do not have any provisions that are linked to our credit ratings, nor do we have any credit rating triggers that would accelerate the maturity of amounts due under our Amended Credit Facility, Convertible Notes, 7.625% Senior Notes or the 7.0% Senior Notes. However, our ability to raise funds and the costs of any financing activities will be affected by our credit rating at the time any such financing activities are conducted.

Contractual Obligations. A summary of our contractual obligations as of and subsequent to June 30, 2013 is provided in the following table:

	Payments Due By Year
	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter	Total
	(in thousands)
Notes payable (1)	$553	$553	$553	$80,553	$460	$—	$82,672
9.875% Senior Notes (2)	24,688	24,688	24,688	251,029	—	—	325,093
7.625% Senior Notes (3)	30,500	30,500	30,500	30,500	30,500	438,125	590,625
7.0% Senior Notes (4)	28,000	28,000	28,000	28,000	28,000	520,167	660,167
Convertible Notes (5)	1,267	24,418	—	—	—	—	25,685
Lease Financing Obligation (6)	12,139	12,139	12,139	12,139	12,139	26,298	86,993
Purchase commitments (7)(8)	—	—	1,681	—	—	—	1,681
Drilling commitments (8)(9)	—	1,309	—	—	—	—	1,309
Office and office equipment leases and other (10)	4,022	3,321	2,689	2,460	2,501	1,899	16,892
Firm transportation and processing agreements (8)(11)	57,769	58,089	57,686	54,052	50,996	115,316	393,908
Asset retirement obligations (12)	896	717	782	1,180	1,157	45,863	50,595
Derivative liability (13)	56	—	—	—	—	—	56
Total	$159,890	$183,734	$158,718	$459,913	$125,753	$1,147,668	$2,235,676

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

(2)
On July 8, 2009, we issued $250.0 million aggregate principal amount of 9.875% Senior Notes. We redeemed the 9.875% Senior Notes in full on July 15, 2013. We made the final interest payment of $12.3 million related to the 9.875% Senior Notes on July 12, 2013.

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

(7)
We have one take-or-pay carbon dioxide purchasing agreement that expires in December 2015. The agreement imposes a minimum volume commitment to purchase CO2 at a contracted price. The contract provides CO2 used in fracture stimulation operations. If we do not take delivery of the minimum volume required, we are obligated to pay for the deficiency. As of June 30, 2013, $1.7 million of the future commitment is due by December 31, 2015.

(8)
The values in the table represent the gross amounts that we are financially committed to pay. However, we will record in our financial statements our proportionate share based on our working interest and net revenue interest, which will vary from property to property.

(9)
We currently have one drilling commitment through 2014, which requires us to drill two wells before October 31, 2014. If we do not drill the two wells, we are required to pay a contracted amount of $1.3 million.

(10)	The lease for our principal offices in Denver extends through March 2019.

(11)
We have entered into contracts that provide firm processing rights and firm transportation capacity on pipeline systems. The remaining terms on these contracts range from two to 11 years and require us to pay transportation demand and processing charges regardless of the amount of gas we deliver to the processing facility or pipeline.

(12)
Neither the ultimate settlement amounts nor the timing of our asset retirement obligations can be precisely determined in advance. See “—Critical Accounting Policies and Estimates” below for a more detailed discussion of the nature of the accounting estimates involved in estimating asset retirement obligations.

(13)
Derivative liabilities represent the net fair value for oil, gas and NGL commodity derivatives presented as liabilities in our Unaudited Consolidated Balance Sheets as of June 30, 2013. The ultimate settlement amounts of our derivative liabilities are unknown because they are subject to continuing market fluctuations. See “Critical Accounting Policies and Estimates” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2012 and in “–Commodity Hedging Activities” above in this Quarterly Report on Form 10-Q for a more detailed discussion of the nature of the accounting estimates involved in valuing derivative instruments.
Trends and Uncertainties
In addition to the discussion below, we refer you to the corresponding section in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2012 for a discussion of trends and uncertainties that may affect our financial condition or liquidity.
The well completion technique known as hydraulic fracturing, used to stimulate production of natural gas and oil, has come under increased scrutiny by the environmental community, and at all levels of government. We use this completion technique on substantially all of our wells. Legislation and additional regulation has been proposed, including by ballot initiative in certain local jurisdictions, and moratoria have been imposed or proposed in certain Colorado jurisdictions where we do not currently have operations. Although it is not possible at this time to predict the outcome of legislative, regulatory and ballot initiative proposals, any new restrictions that may be imposed in areas in which we conduct business could result in increased compliance costs or additional operating restrictions. If the use of hydraulic fracturing is limited or prohibited, our future ability to develop natural gas and oil would be negatively impacted.
A substantial or extended decline in oil, natural gas or NGL prices may result in impairments of our proved oil and gas properties and may materially and adversely affect our future business, financial condition, results of operations, liquidity or ability to finance planned capital expenditures. We are currently exploring several property sales or other alternatives which may or may not result in future impairments or losses. To the extent commodity prices or volumes received from production are insufficient to fund planned capital expenditures, we will be required to reduce spending or to fund that shortfall through borrowings under our Amended Credit Facility or from sales of properties or debt or equity financings, which may not be on advantageous terms in low commodity price environments. We have protected the cash flow from approximately 70% of our anticipated 2013 production and a portion of our anticipated 2014 and 2015 production with hedges. However our ability to hedge at price levels similar to those for prior years is unlikely given current futures prices, which will likely result in a decline in our revenue per unit of production.
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
The primary objective of the following information is to provide forward-looking quantitative and qualitative information about our potential exposure to market risks. The term “market risk” refers to the risk of loss arising from adverse changes in oil, natural gas and NGL prices and interest rates. The disclosures are not meant to be precise indicators of expected future losses, but rather indicators of reasonably possible losses. This forward-looking information provides indicators of how we view and manage our ongoing market risk exposures. All of our market risk sensitive instruments were entered into for purposes other than speculative trading.
Commodity Price Risk
Our primary market risk exposure is in the prices we receive for our production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot regional market prices applicable to our U.S. natural gas production. Pricing for oil, natural gas and NGLs has been volatile and unpredictable for several years, and we expect this volatility to continue in the future. The prices we receive for future production depend on many factors outside of our control, including volatility in the differences between product prices at sales points and the applicable index price. Based on our average daily production and our derivative contracts in place for the six months ended June 30, 2013, our annual income before income taxes would have decreased by approximately $0.4 million for each $1.00 per barrel decrease in crude oil prices, $0.8 million for each $0.10 decrease per MMBtu in natural gas prices and $0.5 million for each $1.00 per barrel decrease in NGL prices. We are more susceptible to proved and unproved property impairments due to the current commodity price environment.
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
As of July 19, 2013, we have financial derivative instruments related to oil, natural gas and NGL volumes in place for the following periods indicated. Further detail of these hedges is summarized in the table presented under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations— Capital Resources and Liquidity— Commodity Hedging Activities.”

	July – December 2013	For the year 2014	For the year 2015
Oil (Bbls)	1,527,200	2,624,400	365,000
Natural Gas (MMbtu)	22,855,000	30,415,000	3,650,000
Natural Gas Liquids (Bbls)	160,714	—	—
Interest Rate Risks
At June 30, 2013, we had $80.0 million outstanding under our Amended Credit Facility, which bears interest at floating rates. The average annual interest rate incurred on this debt for the six months ended June 30, 2013 was 1.2%. A 1.0% increase in each of the average LIBOR rate and federal funds rate for the six months ended June 30, 2013 would have resulted in an estimated $0.3 million increase in interest expense assuming a similar average debt level to the six months ended June 30, 2013. The average annual interest rate incurred on this debt for the six months ended June 30, 2012 was 1.8%. A 1.0% increase in each of the average LIBOR rate and federal funds rate for the six months ended June 30, 2012 would have resulted in an estimated $0.3 million increase in interest expense assuming a similar average debt level to the six months ended June 30, 2012. We also had $25.3 million principal amount of Convertible Notes (with a fixed cash interest rate of 5%), $250.0 million principal amount of 9.875% Senior Notes, $400.0 million principal amount of 7.625% Senior Notes, $400.0 million principal amount of 7.0% Senior Notes and $93.1 million principal amount of 3.3% Lease Financing Obligation outstanding at June 30, 2013.

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures. As of June 30, 2013, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of June 30, 2013.
Changes in Internal Controls. There has been no change in our internal control over financial reporting during the second fiscal quarter of 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Securities
There were no sales of unregistered equity securities during the period covered by this report.
Issuer Purchases of Equity Securities
The following table contains information about our acquisitions of equity securities during the three months ended June 30, 2013:

Period	Total Number of Shares (1)	Weighted Average Price Paid Per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1 – 30, 2013	388	$20.25	—	—
May 1 – 31, 2013	2,985	21.86	—	—
June 1 – 30, 2013	61	22.08	—	—
Total	3,434	$21.69	—	—

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

101
The following materials from the Bill Barrett Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (and related periods), formatted in XBRL (eXtensible Business Reporting Language) include (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Operations, (iii) the Unaudited Consolidated Statements of Stockholders’ Equity, (iv) the Unaudited Consolidated Statements Comprehensive Income (Loss), (v) the Unaudited Consolidated Statements of Cash Flows, and (vi) Notes to the Unaudited Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BILL BARRETT CORPORATION

Date:	August 2, 2013	By:	/s/ R. Scot Woodall
R. Scot Woodall
Chief Executive Officer and President
(Principal Executive Officer)

Date:	August 2, 2013	By:	/s/ Robert W. Howard
Robert W. Howard
Chief Financial Officer
(Principal Financial Officer)