Form 10-Q/A
period 2013-06-30
BILL BARRETT CORP
filed 2013-08-07
CIK 1172139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
 (Amendment No. 1)
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

EXPLANATORY NOTE

This Amendment No. 1 to our Quarterly Report on Form 10-Q/A amends our certifications filed as Exhibits 32.1 and 32.2 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for the quarterly period ended June 30, 2013, originally filed on August 2, 2013 ( the “Original Filing”). We are filing this Amendment No. 1 solely for the purpose of changing the reference to March 31, 2013 on such certifications to the correct date of June 30, 2013.

This Amendment No. 1 does not affect any other information contained in the Original Filing.

ITEM 6. EXHIBITS

(a) Exhibits

32.1 Section 1350 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 Section 1350 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BILL BARRETT CORPORATION

Date:	August 7, 2013	By:	/s/ R. Scot Woodall
R. Scot Woodall
Chief Executive Officer and President
(Principal Executive Officer)

Date:	August 7, 2013	By:	/s/ Robert W. Howard
Robert W. Howard
Chief Financial Officer
(Principal Financial Officer)