Form 10-Q/A
period 2013-06-30
BILL BARRETT CORP
filed 2013-08-12
CIK 1172139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
 (Amendment No. 2)
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

EXPLANATORY NOTE

We are filing this Amendment No. 2 to our Quarterly Report on Form 10-Q/A solely to file amended Exhibits 32.1 and 32.2 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for the quarterly period ended June 30, 2013, originally filed on August 2, 2013 ( the “Original Filing”).

This Amendment No. 2 does not affect any other information contained in the Original Filing.

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

BILL BARRETT CORPORATION

Date:	August 12, 2013	By:	/s/ R. Scot Woodall
R. Scot Woodall
Chief Executive Officer and President
(Principal Executive Officer)

Date:	August 12, 2013	By:	/s/ Robert W. Howard
Robert W. Howard
Chief Financial Officer
(Principal Financial Officer)