Form 10-K
period 2013-12-31
BILL BARRETT CORP
filed 2014-02-21
CIK 1172139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

 (Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013
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
☑  Yes   ☐  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐  Yes   ☑  No

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

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐  Yes   ☑  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 28, 2013 based on the $20.22 closing price of the registrant's common stock on the New York Stock Exchange was $978,357,338.
__________

*
Calculated based on beneficial ownership of our common stock on January 24, 2014. Without assuming that any of the registrant’s directors, executive officers, or 10 percent or greater beneficial owners is an affiliate, the shares of which they are beneficial owners have been deemed to be owned by affiliates solely for this calculation.

As of January 24, 2014, the registrant had 49,154,348 outstanding shares of $0.001 per share par value common stock.

DOCUMENTS INCORPORATED BY REFERENCE

The information required in Part III of this Annual Report on Form 10-K is incorporated by reference from the registrant’s definitive proxy statement for the registrant’s Annual Meeting of Stockholders to be held in May 2014 to be filed pursuant to Regulation 14A no later than 120 days after the end of the registrant’s fiscal year ended December 31, 2013.

GLOSSARY OF OIL, NATURAL GAS AND NGL TERMS

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
Bcf. Billion cubic feet of natural gas.
Boe. Barrel of oil equivalent, determined using the ratio of one Bbl of crude oil, condensate or natural gas liquids to six Mcf of natural gas.
Boe/d. Boe per day.
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
EHS. Environmental Health and Safety.

Environmental Assessment or EA. A study that can be required prior to drilling a federal well.
Environmental Impact Statement or EIS. A more detailed study of the potential direct, indirect and cumulative impacts of a federal project that may be made available for public review and comment.
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
Henry Hub. The Erath, LA settlement point price as quoted in Platt’s Gas Daily on the first flow day of each month.
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
Mt. Belvieu. The average daily price as quoted by Oil Price Information Service for Mont Belvieu spot gas liquid prices.
Net acres or net wells. The sum of the fractional working interest owned in gross acres or gross wells, as the case may be.
Net revenue interest. An owner’s interest in the revenues of a well after deducting proceeds allocated to royalty and overriding interests.
NGLs. Natural gas liquids.
NWPL. Northwest Pipeline Corporation price as quoted in Platt’s Inside FERC on the first business day of each month.
Play. A term used to describe an accumulation of oil and/or natural gas resources known to exist, or thought to exist based on geotechnical research, over a large area.
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
Proved reserves. The quantities of oil, natural gas and natural gas liquids, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible - from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations.
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
Resource Management Plan or RMP. A document that describes the U.S. Bureau of Land Management’s intended uses of lands that are under its jurisdiction.
Reservoir. A porous and permeable underground formation containing a natural accumulation of producible natural gas and/or oil that is confined by impermeable rock or water barriers and is separate from other reservoirs.
SEC. U.S. Securities and Exchange Commission.
Shale gas. Considered to be an unconventional accumulation of natural gas where the gas is recovered from extremely low permeability shales, generally through the use of horizontal drilling and hydraulic fracturing.
Standardized Measure. The present value of estimated future cash inflows from proved oil, natural gas and NGL reserves, less future development and production costs and future income tax expenses, using prices and costs as of the date of estimation without future escalation, without giving effect to hedging activities, non-property related expenses such as general and administrative expenses, debt service and depreciation, depletion and amortization and discounted using an annual discount rate of 10% to reflect timing of future cash flows.
Undeveloped acreage. Lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and natural gas regardless of whether such acreage contains proved reserves.
Working interest. The operating interest that gives the owner the right to drill, produce and conduct operating activities on the property and receive a share of production and requires the owner to pay a share of the costs of drilling and production operations.

WTI. West Texas Intermediate price as quoted on the New York Mercantile Exchange.

WTI Cushing. The West Texas Intermediate price at the Cushing, OK settlement point as quoted by Bloomberg, using crude oil price bulletins for the first day of each month.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements about our future strategy, plans, estimates, beliefs, timing and expected performance.

All of these types of statements, other than statements of historical fact included in or incorporated into this Annual Report on Form 10-K, are forward-looking statements. These forward-looking statements may be found in “Items 1 and 2. Business and Properties”, “Item 1A. Risk Factors”, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this Annual Report on Form 10-K. In some cases, you can identify forward-looking statements by terminology such as “expect”, “seek”, “believe”, “upside”, “will”, “may”, “expect”, “anticipate”, “plan”, “will be dependent on”, “project”, “potential”, “intend”, “could”, “should”, “estimate”, “predict”, “pursue”, “target”, “objective”, or “continue”, the negative of such terms or other comparable terminology.

Forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the following risks and uncertainties:

•	volatility of market prices received for oil, natural gas and NGLs;

•	actual production;

•	changes in the estimates of proved reserves;

•	reductions in the borrowing base under our revolving bank credit facility (the “Amended Credit Facility”);

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

PART I

Items 1 and 2.	Business and Properties.

BUSINESS

General
Bill Barrett Corporation together with our wholly-owned subsidiaries (“the Company”, “we”, “our” or “us”) is an independent energy company that develops, acquires and explores for oil and natural gas resources. All of our assets and operations are located in the Rocky Mountain region of the United States.
We seek to build stockholder value by delivering profitable growth in cash flow, reserves and production through the development of oil and natural gas assets. In order to deliver profitable growth, we allocate capital to our highest return assets, concentrate expenditures on exploiting our core assets, maintain capital discipline and optimize our operations while upholding high-level standards for health, safety and the environment. Substantially all of our revenues are generated through the sale of oil and natural gas production and NGL recovery at market prices and from the settlement of commodity hedges. Due to current and expected commodity prices for oil, natural gas and NGLs, we are focused on developing oil assets where we have established a long-term inventory of drilling locations. As a result, we have transitioned our portfolio to have a better balance in the mix of oil, natural gas, and NGLs for both production and reserves.
We are committed to developing and producing oil and natural gas in a responsible and safe manner. Our employees work diligently with environmental, wildlife and community organizations to ensure that exploration and development activities are designed with all stakeholders in mind.
We were formed in January 2002 and are incorporated in the State of Delaware. In December 2004, we completed an initial public offering of 14,950,000 shares of our common stock at a price to the public of $25.00 per share. Our common stock is traded on the New York Stock Exchange under the symbol “BBG”. The principal executive offices are located at 1099 18th Street, Suite 2300, Denver, Colorado 80202, and the telephone number at that address is (303) 293-9100.

We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC via EDGAR and posted at http://www.sec.gov. Additionally, our Code of Business Conduct and Ethics, which includes our code of ethics for senior financial management, Corporate Governance Guidelines and the charters of our Audit Committee, Compensation Committee, Reserves and EHS Committee and Nominating and Corporate Governance Committee are posted on our website at http://www.billbarrettcorp.com and are available in print free of charge to any stockholder who requests them. Requests should be sent by mail to our corporate secretary at our principal office at 1099 18th Street, Suite 2300, Denver, Colorado 80202. We intend to disclose on our website any amendments or waivers to our Code of Business Conduct and Ethics that are required to be disclosed pursuant to Item 5.05 of Form 8-K. This Annual Report on Form 10-K and our website contain information provided by other sources that we believe are reliable. We cannot assure you that the information obtained from other sources is accurate or complete. No information on our website is incorporated by reference herein or deemed to be part of this Annual Report on Form 10-K.
We operate in one industry segment, which is the exploration, development and production of oil and natural gas, and all operations are conducted in the United States. Consequently, we currently report a single reportable segment. See “Financial Statements” and the notes to our consolidated financial statements for financial information about this reportable segment.

The following table provides summary information by basin as of December 31, 2013:

Basin/Area	State	Estimated Net Proved Reserves (MMBoe) (1)	December 2013 Average Daily Net Production (Boe/d) (2)	Net Producing Wells (3)	Net Undeveloped Acreage
Piceance	CO	72.6	14,894	745.0	41,011	(4)
Uinta Oil Program	UT	53.2	6,740	170.2	70,795	(5)
Denver-Julesburg	CO/WY	65.8	6,066	203.3	60,672
Powder River Oil	WY	5.4	1,543	18.1	57,806
Other	Various	—	25	5.5	479,473
Total		197.0	29,268	1,142.1	709,757	(4)(5)

(1)
Our proved reserves were determined in accordance with SEC guidelines, using the average price on the first of each month for natural gas (Henry Hub price) and oil (WTI Cushing price), which averaged $3.67 per MMBtu of natural gas and $96.91 per barrel of oil in 2013, respectively, without giving effect to hedging transactions. The average NGL price of $39.75 per barrel was based on a percentage of the SEC oil price per barrel based on historical price data. Our reserves estimates are based on a reserve report prepared by us and audited by our independent third party petroleum engineers. See “– Oil and Gas Data – Proved Reserves”.

(2)	Excludes average daily net production for our West Tavaputs area in the Uinta Basin, which was sold in December 2013.

(3)	Net wells are the sum of our fractional working interests owned in gross wells.

(4)	Includes 36,281 net undeveloped acres associated with our Cottonwood Gulch prospect.

(5)	Excludes an additional 67,500 net undeveloped acres that are subject to drill-to-earn agreements.

Areas of Operation

Overview
Through our operations, we have transitioned our portfolio to have a better balance in the mix of oil, natural gas and NGLs for both production and reserves. As of December 31, 2013, we had three key areas of production: The Denver-Julesburg Basin (“DJ Basin”), the Uinta Oil Program in the Uinta Basin, and the Gibson Gulch area in the Piceance Basin. We also operate an early stage oil program in Powder River Basin and hold acreage in a number of exploration areas. Among these assets, we actively invested in the DJ Basin, the Uinta Oil Program and the Powder River Oil Program during 2013, all of which target oil resources.

The following table represents the percentage change in the mix of oil, natural gas and NGLs for both production and reserves:

	Year Ended December 31,
	2013		2012		2011
	Oil (1)	Natural Gas	Oil	Natural Gas (2)	Oil	Natural Gas (2)
Production	39%	61%	14%	86%	8%	92%
Proved reserves	61%	39%	29%	71%	13%	87%

(1)	Oil production and proved reserves for 2013 include NGLs.

(2)
For periods prior to January 1, 2013, we presented our production and reserve data for oil and natural gas, which combined NGLs with the natural gas stream, and did not separately report NGLs. This change impacts the comparability of 2013 with prior periods.

Denver-Julesburg Basin

The Company’s acreage positions in the DJ Basin are predominantly located in Colorado’s eastern plains and parts of southeastern Wyoming.

Key Statistics

•	Estimated proved reserves as of December 31, 2013 - 65.8 MMBoe.

•	Producing wells - We had interests in 324 gross (203.3 net) producing wells as of December 31, 2013, and we serve as operator in 209 gross wells.

•	2013 net production - 1,288 MBoe.

•	Acreage - We held 60,672 net undeveloped acres as of December 31, 2013.

•	Capital expenditures - Our capital expenditures for 2013 were $209.3 million for participation in the drilling of 78 gross wells, acquire leasehold acres and to construct gathering facilities.

•	As of December 31, 2013, we were drilling 2 gross wells (0.9 net), and we were waiting to complete 16 gross (12.8 net) wells within the DJ Basin.

•	As of December 31, 2013, we had a 55% weighted average working interest in producing wells in the DJ Basin.
Our DJ Basin acreage was acquired predominantly through two acquisitions completed in August 2011 and July 2012. The DJ Basin is a high growth oil development area where operators are targeting the Niobrara and Codell formations, and employing new technologies to optimize oil recoveries and economic returns. We believe that the DJ Basin offers us significant growth opportunity through further delineating our current position, potential down-spacing, planned testing of extended reach horizontal wells and further cost optimizations.
The DJ Basin is a core area of operation where we drilled 61 operated wells and completed 44 operated wells in 2013 and had four rigs operating at the end of 2013. In 2013, we focused on delineating the majority of our position in the Northeast Wattenberg area of the DJ Basin, optimizing our completion technology and establishing a scalable development program. In 2013, we drilled 51 operated wells in this area, which was largely undrilled, thereby delineating an estimated 70% of that net 40,000 acre position. In 2013, we also drilled 10 operated wells in the core Wattenberg portion of our position, which is largely de-risked as a result of existing production from vertical wells in the field.

The 2014 drilling program will be predominantly pad drilling, employ an average of three rigs for approximately 85 gross/60 net operated wells plus approximately 45 non-operated wells. The 2014 drilling program includes a combination of standard length and extended reach (9,000 foot) laterals, and downspacing to 40-acres. This program may be modified throughout 2014 as business conditions and operating results warrant.

Our oil production is sold at the lease and trucked to markets. Our gas production is gathered and processed by various third parties and we receive residue gas and NGL revenue under percentage of proceeds contracts.

Uinta Basin
The Uinta Basin is located in northeastern Utah. During 2013, our development operations were conducted through two key programs: our Uinta Oil Program and the West Tavaputs area, which is primarily a natural gas development. The West Tavaputs assets were sold in December 2013 and, therefore, are not included in the key statistics below.

Uinta Oil Program
Key Statistics

•	Estimated proved reserves as of December 31, 2013 - 53.2 MMBoe.

•	Producing wells - We had interests in 299 gross (170.2 net) producing wells as of December 31, 2013, and we serve as operator in 216 gross wells.

•	2013 net production - 2,642 MBoe.

•	Acreage - We held 70,795 net undeveloped acres as of December 31, 2013, along with 67,500 net undeveloped acres that are subject to drill-to-earn agreements.

•
Capital expenditures - In 2013, our capital expenditures were $204.4 million for participation in the drilling of 69 gross (33.5 net) wells, acquire leasehold acres and to construct gathering and salt water disposal facilities.

•	As of December 31, 2013, we were not in the process of drilling or completing any wells.

•	As of December 31, 2013, we had a 61% weighted average working interest in producing wells in the Uinta Oil Program.

The Uinta Oil Program includes four areas of development that are located around the basin that we refer to as Blacktail Ridge, Lake Canyon, East Bluebell and South Altamont. The Uinta Oil Program has a sizable acreage position with a long-term drilling inventory, offering us significant growth potential. The resource is a stacked oil play with multiple pay zones, and our drilling program targets multiple zones from the Lower Green River through the Wasatch with vertical wells. The Uinta Oil Program is a core area of operation where we drilled and completed 57 operated wells during 2013.
During 2013, the Company conducted two 80-acre spacing pilot projects, one each in the southern and northern portions of the Blacktail Ridge area. Results to date indicate minimal, if any, interference with appropriate well orientation.

In 2014, the Company will concentrate on development in the East Bluebell area and employ an average of two rigs for approximately 35 wells.

Our oil production is sold at the lease and trucked to markets. Our gas production is gathered and processed by various third parties and we receive residue gas and NGL revenue under percentage of proceeds contracts.

Piceance Basin
The Piceance Basin is located in northwestern Colorado. We began operations in the Gibson Gulch area of the Piceance Basin in 2004, after we purchased producing and undeveloped properties.

Key Statistics

•	Estimated proved reserves as of December 31, 2013 - 72.6 MMBoe.

•	Producing wells - We had interests in 956 gross (745.0 net) producing wells as of December 31, 2013, and we serve as the operator in 926 gross wells.

•	2013 net production - 6,434 MBoe.

•	Acreage - We held 41,011 net undeveloped acres, including the Cottonwood Gulch prospect, as of December 31, 2013.

•	Capital expenditures - Our capital expenditures for 2013 were $3.9 million for various gas lift projects.

•	As of December 31, 2013, we were not in the process of drilling or completing any wells.

•	At December 31, 2013, we had a 78% weighted average working interest in producing wells in the Piceance Basin.

The Gibson Gulch area is a basin-centered gas play along the north end of the Divide Creek anticline near the eastern limits of the Piceance Basin’s productive Mesaverde (Williams Fork) trend, and is at a depth of approximately 7,500 feet. Reserves in this area are based on 10-acre density. On December 31, 2012, we closed the sale of an 18% working interest in our Gibson Gulch properties; the working interest sold progresses to 21% for 2014, 24% for 2015 and 26% in 2016.

Our natural gas production in this basin is currently gathered through our own gathering system and Summit Midstream Partner, LLC’s gathering system and delivered to markets through a variety of interstate pipelines. The energy content of our Piceance gas is approximately 1.15 BTU per cubic foot, and the natural gas is processed at an Enterprise Products Partners L.P. plant in Meeker, Colorado. We have the option annually to elect to process liquids with Enterprise Products Partners L.P. and receive the value of NGLs with Mt. Belvieu pricing for a portion of our production. Our oil production is sold at the lease and trucked to markets.
As a result of the current outlook for natural gas prices, we do not plan to drill in the Piceance Basin in 2014. This plan may change during the year as business conditions and operating results warrant.

Powder River Basin
The Powder River Basin is located in northeastern Wyoming. Our operations in the Powder River Basin target oil reservoirs.
Powder River Oil
Key Statistics

•	Estimated reserves as of December 31, 2013 - 5.4 MMBoe.

•	Producing wells - We had interests in 105 gross (18.1 net) producing wells as of December 31, 2013, and we serve as operator in 17 gross wells.

•	2013 net production - 437 MBoe.

•	Acreage - We held 57,806 net undeveloped acres as of December 31, 2013.

•	Capital expenditures - Our capital expenditures for 2013 were $52.3 million for participation in the drilling of 20 gross (4.8 net) wells and to acquire leasehold acres.

•	As of December 31, 2013, we were not in the process of drilling or completing any wells.

•	At December 31, 2013, we had a 15% weighted average working interest in producing wells in the Powder River Basin.

Our Powder River Oil Program targets various Cretaceous oil bearing horizons including the Parkman, Sussex, Shannon, Niobrara, Turner and Frontier formations through horizontal wells. The Powder River Oil Program is an early stage program where we believe there is significant potential for growth in reserves and production from its acreage position. During 2013, we drilled and completed five operated wells and participated in 15 non-operated wells.

In 2014, we plan to participate in approximately 34 gross non-operated wells.

Our oil production is sold at the lease and trucked to markets. Our gas production is gathered and processed by various third parties and we receive residue gas and NGL revenue under percentage of proceeds contracts.

Oil and Gas Data

Historically, we have presented separate reserve data for oil and natural gas. This is known as “two streams” reporting and is the manner in which all the data prior to January 1, 2013 below is presented. Beginning January 1, 2013, we modified our gas processing agreements with various processors to take title to NGLs resulting from the processing of our natural gas. Therefore, we have reported reserve and production data separately for oil, natural gas and NGLs for periods after January 1, 2013 below. This is known as “three streams reporting”.

Proved Reserves

The following table presents our estimated net proved oil, natural gas and NGLs reserves and the present value of our estimated proved reserves at each of December 31, 2013, 2012 and 2011 based on reserve reports prepared by us and audited by outside independent third party petroleum engineers. While we are not required by the SEC or accounting regulations or pronouncements to have our estimates independently audited, we are required by our revolving credit agreement with our lenders to have an independent third party engineering firm perform an annual audit of our estimated reserves. All of our proved reserves included in our reserve reports are located in North America. Netherland, Sewell & Associates, Inc., or “NSAI”, audited all our reserves estimates at December 31, 2013, 2012 and 2011. NSAI is retained by and reports to the Reserves and EHS Committee of our Board of Directors, which is comprised of independent directors. When compared on a well-by-well or lease-by-lease basis, some of our internal estimates of net proved reserves are greater and some are less than the estimates of outside independent third party petroleum engineers. However, in the aggregate, the independent third party petroleum engineer estimates of total net proved reserves are within 10% of our internal estimates. In addition to a third party audit, our reserves are reviewed by our Reserves and EHS Committee. The Reserves and EHS Committee reviews the final reserves estimates in conjunction with NSAI’s audit letter and meets with the key representative of NSAI to discuss NSAI’s review process and findings. Our estimates of net proved reserves have not been filed with or included in reports to any federal authority or agency, other than the SEC, since January 1, 2013.

	As of December 31,
Proved Reserves:	2013	2012	2011
Proved Developed Reserves:
Oil (MMBbls)	26.3	20.7	10.4
Natural gas (Bcf)	238.7	492.1	632.5
NGLs (MMBbls)	17.2	—	—
Total proved developed reserves (MMBoe) (1)	83.2	102.7	115.8
Proved Undeveloped Reserves:
Oil (MMBbls)	57.2	30.1	20.2
Natural gas (Bcf)	227.7	247.1	548.6
NGLs (MMBbls) (2)	18.6	—	—
Total proved undeveloped reserves (MMBoe) (1)	113.7	71.2	111.6
Total Proved Reserves (MMBoe) (1)	197.0	174.0	227.4

(1)	Total does not add because of rounding.

(2)
The increase in NGLs includes the impact of the Company's conversion to three stream production. Prior to 2013, NGL reserves were included in natural gas data, which impacts the comparability for the periods presented.

The data in the above table represent estimates only. Oil, natural gas and NGLs reserve engineering is an estimation of accumulations of oil, natural gas and NGLs that cannot be measured exactly. The accuracy of any reserves estimate is a function of the quality of available data and engineering and geological interpretation and judgment. Accordingly, reserves estimates may vary from the quantities of oil, natural gas and NGLs that are ultimately recovered. See “Item 1A. Risk Factors”.

Proved developed oil, natural gas and NGLs reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Proved undeveloped oil, natural gas and NGLs reserves are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. Proved undeveloped reserves on undrilled acreage are limited to those locations on development spacing areas that are offsetting economic producers that are reasonably certain of economic production when drilled. Proved undeveloped reserves for other undrilled development spacing areas can be claimed only where it can be demonstrated with reasonable certainty that there is continuity of economic production from the existing productive formation. Proved undeveloped reserves are included when they are scheduled to be drilled within five years.

The following tables illustrate the history of our proved undeveloped reserves from December 31, 2011 through December 31, 2013:

	As of December 31,
Proved Undeveloped Reserves:	2013	2012	2011
Beginning Balance (MMBoe)	71.2	111.6	97.2
Additions from drilling program	64.2	17.8	19.7
Acquisitions	—	—	11.9
Engineering/Price revisions	8.9	(15.2)	9.7
Converted to proved developed	(7.8)	(22.8)	(26.1)
Sold/Expired/Other	(22.8)	(20.2)	(0.8)
Total Proved Undeveloped Reserves (MMBoe)	113.7	71.2	111.6

	Year Ended December 31,
	2013	2012	2011
Proved undeveloped locations converted to proved developed wells during year	49	179	182
Proved undeveloped drilling and completion capital invested (in millions)	$118.8	$362.2	$209.9
Proved undeveloped facilities capital invested (in millions)	$6.8	$45.6	$20.0
Percentage of proved undeveloped reserves converted to proved developed	11.0%	20.4%	22.7%
Prior year’s proved undeveloped reserves remaining undeveloped at current year end (MMBoe)	42.7	54.0	70.3

At December 31, 2013, our proved undeveloped reserves were 113.7 MMBoe. At December 31, 2012, our proved undeveloped reserves were 71.2 MMBoe. During 2013, 7.8 MMBoe, or 11.0% of our December 31, 2012 proved undeveloped reserves (49 wells), were converted into proved developed reserves and required $118.8 million of drilling and completion capital and $6.8 million of facilities capital. These wells produced 0.7 MMBoe in 2013. During 2013, we added 64.2 MMBoe of proved undeveloped reserves due to drilling programs in our core oil and gas development areas. During 2013, 22.8 MMBoe were removed from the proved undeveloped reserves category because they were not included in our near term development plans and were either traded, sold or removed. This volume includes 10.5 MMBoe of proved undeveloped reserves sold in the divestiture of our West Tavaputs properties. Positive engineering and pricing revisions increased proved undeveloped reserves by 8.9 MMBoe. Significant pricing revisions occurred in many of our producing areas, particularly our Piceance Basin natural gas producing area, due to the pricing change from $2.56 per MMBtu CIG for the year ended December 31, 2012 to $3.67 per MMBtu Henry Hub for the year ended December 31, 2013 and from $91.21 per Bbl WTI for the year ended December 31, 2012 to $96.91 per Bbl WTI Cushing for the year ended December 31, 2013. Included in this amount were upward price and performance revisions of 6.6 MMBoe in the Piceance Basin, 3.1 MMBoe in the DJ Basin and 0.3 MMBoe in the Powder River Basin, offset by a 1.1 MMBoe downward engineering revision in the Uinta Oil Program due to lower than predicted performance in some of the wells drilled in the Blacktail Ridge and Lake Canyon areas in 2012. The proved undeveloped reserves from December 31, 2012 that remained in the proved undeveloped reserves category at December 31, 2013 were 42.7 MMBoe.

At December 31, 2012, our proved undeveloped reserves were 71.2 MMBoe. At December 31, 2011, our proved undeveloped reserves were 111.6 MMBoe. During 2012, 22.8 MMBoe, or 20.4% of our December 31, 2011 proved undeveloped reserves (179 wells), were converted into proved developed reserves and required $362.2 million of drilling and completion capital and $45.6 million of facilities capital. These wells produced 3.9 MMBoe in 2012. During 2012, we added 17.8 MMBoe of proved undeveloped reserves due to drilling programs in our core oil and gas development areas. During 2012, 20.2 MMBoe were removed from the proved undeveloped reserves category because they were not included in our near term development plans and were either traded, sold or removed. This volume includes 11.9 MMBoe of proved undeveloped reserves sold in the divestiture of our Wind River Basin and Powder River Basin (coalbed methane) properties and a portion of our Piceance Basin properties. Downward engineering and pricing revisions reduced proved undeveloped reserves by 15.2 MMBoe. Significant pricing revisions occurred in many of our producing areas, particularly our West Tavaputs “dry” natural gas producing field, due to the pricing change from $3.93 per MMBtu CIG for the year ended December 31, 2011 to $2.56 per MMBtu CIG for the year ended December 31, 2012 and from $92.71 per Bbl WTI for the year ended December 31, 2011 to $91.21 per Bbl WTI for the year ended December 31, 2012. Included in this amount were downward price and performance revisions of 21.1 MMBoe at the West Tavaputs natural gas field. Beginning in 2012, production performance from our 2009 to 2011 20-acre infill drilling program in this “tight gas” Mesa Verde/Wasatch formation has lagged behind pre-drilling estimates of the infill well performance, as we now interpret more interference with the original, 40-acre-spaced, wellbores. A geological and engineering review of the field’s performance has resulted in all remaining proved undeveloped drilling locations, as well as all proved developed producing well estimates to be revised downward to match performance to date. Various other oil and gas fields had a combined negative performance revision of 0.9 MMBoe. Offsetting these, a positive engineering revision in Uinta Oil Program added 6.8 MMBoe in proved undeveloped reserves, resulting from increased operational focus and engineering and geological study. The proved undeveloped reserves from December 31, 2011 that remained in the proved undeveloped reserves category at December 31, 2012 were 54.0 MMBoe.

The majority of production from the Gibson Gulch area of the Piceance Basin is from the discontinuous fluvial sands of the Williams Fork formation. The resource is consistent across the Gibson Gulch area and results in low variability of estimated ultimate recoveries. The 2011 results of proved undeveloped drilled wells in offsets that are two and three spacing areas from economic producing wells were positive and supported a fourth offset in the proved undeveloped reserve category internal to the producing area of the field as of December 31, 2011 (four wells, 0.4 MMBoe). New technologies were not used to support these reserves. The opportunity to use this data to prove more than one direct offset from economic producers is the result of a change in definition of undeveloped oil and gas reserves included in the SEC’s “Modernization of Oil and Gas Reporting” and applied in our December 31, 2009, 2010 and 2011 reserve reports. The proved undeveloped reserves added in the Gibson Gulch area at December 31, 2011 were 3.3 MMBoe, of which 1.8 MMBoe were attributed to the addition of proved undeveloped reserves in locations greater than one spacing unit from economic producers. Acquisitions added 0.4 MMBoe of the 3.3 MMBoe proved undeveloped reserve addition in Gibson Gulch.

At December 31, 2012, we also revised our total proved reserves downward by 21.2 MMBoe due to the combined effects of year end 2012 pricing and the 20-acre infill drilling performance at the West Tavaputs area, described above.

We use our internal reserves estimates rather than the estimates from independent third party engineering firms because we believe that our reserve and operations engineers are more knowledgeable about the wells due to our continual analysis throughout the year as compared to the relatively short term analysis performed by the independent third party engineers. We use our internal reserves estimates on all properties regardless of the positive or negative variance to the independent third party engineers. If a variance greater than 10% occurs at the field level, it may suggest that a difference in methodology or evaluation techniques exists between us and the independent third party engineers. These differences are investigated by us and the independent third party engineers and discussed with the independent third party engineers to confirm that we used the proper methodologies and techniques in estimating reserves for these fields. These variances also are reviewed with our Reserves and EHS Committee of our Board of Directors. These differences are not resolved to a specified tolerance at the field or property level. In the aggregate, the independent third party petroleum engineer estimates of total net proved reserves are within 10% of our internal estimates.

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

•
Natural gas and oil pricing based on the SEC pricing requirements are supplied by the third party independent engineering firm. Natural gas pricing for the first flow day of every month is collected from Platts Gas Daily Henry Hub price and oil pricing is collected from Bloomberg’s WTI spot price. The average NGL price is based on a percentage of the WTI oil price per barrel.

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

•
Internal reserves estimates are reviewed by well and by area by the Manager - Reserves. A variance by well to the previous year-end reserve report is used as a tool in this process. This review is independent of the reserves estimation process.

•
Reserves variances are discussed among the internal reservoir engineers and the Manager - Reserves. Our internal reserves estimates are reviewed by senior management and the Reserves and EHS Committee of the Board prior to publication.

Within our Company, the technical person primarily responsible for overseeing the preparation of the reserves estimates is Earuch F. Broacha. Mr. Broacha is our Reserves and Technology Manager and became responsible for our reserves estimates starting in 2013. Mr. Broacha earned a Bachelor of Science degree in Chemical Engineering and Petroleum Refining from the Colorado School of Mines in 1978. Mr. Broacha has over 35 years’ experience in reserves and economic evaluations, as well as a broad experience in completions, reservoir simulation and petrophysical analyses.

The reserves estimates shown herein have been independently audited by NSAI, a worldwide leader of petroleum property analysis for industry and financial organizations and government agencies. NSAI was founded in 1961 and performs consulting petroleum engineering services under Texas Board of Professional Engineers Registration No. F-2699. Within NSAI, the technical persons primarily responsible for auditing the estimates set forth in the NSAI audit letter incorporated herein are Mr. Dan Smith and Mr. John Hattner. Mr. Smith has been practicing consulting petroleum engineering at NSAI since 1980. Mr. Smith is a Licensed Professional Engineer in the State of Texas (No. 49093) and has over 30 years of practical experience in petroleum engineering and in the estimation and evaluation of reserves. He graduated from Mississippi State University in 1973 with a Bachelor of Science Degree in Petroleum Engineering. Mr. Hattner has been practicing consulting petroleum geology at NSAI since 1991. Mr. Hattner is a Licensed Professional Geoscientist in the State of Texas, Geology (No. 559) and has over 30 years of practical experience in petroleum geosciences, with over 20 years experience in the estimation and evaluation of reserves. He graduated from University of Miami, Florida, in 1976 with a Bachelor of Science Degree in Geology; from Florida State University in 1980 with a Master of Science Degree in Geological Oceanography; and from Saint Mary's College of California in 1989 with a Master of Business Administration Degree. Both technical principals meet or exceed the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers; both are proficient in judiciously applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserves definitions and guidelines.

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

Future prices received for production and costs may vary, perhaps significantly, from the prices and costs assumed for purposes of these estimates. The Standardized Measure shown in the Financial Statements should not be construed as the current market value of the reserves. The 10% discount factor used to calculate present value, which is required by Financial Accounting Standards Board pronouncements (“FASB”), is not necessarily the most appropriate discount rate. The present value, no matter what discount rate is used, is materially affected by assumptions as to timing of future production, which may prove to be inaccurate.

From time to time, we engage NSAI to review and/or evaluate the reserves of properties that we are considering purchasing and to provide technical consulting on well testing. NSAI and its respective employees have no interest in those properties, and the compensation for these engagements is not contingent on NSAI’s estimates of reserves and future cash inflows for the subject properties. During 2013 and 2012, we paid NSAI approximately $550,000 and $446,000, respectively, for auditing our reserves estimates.

Production and Cost History

The following table sets forth information regarding net production of oil, natural gas and NGLs and certain cost information for each of the periods indicated:

	Year Ended December 31,
	2013	2012	2011
Production Data:
Oil (MBbls)	3,495	2,687	1,490
Natural gas (MMcf)	52,685	101,486	97,856
NGLs (MBbls)	2,199	—	—
Combined volumes (MBoe)	14,475	19,601	17,799
Daily combined volumes (Boe/d)	39,658	53,701	48,764
Piceance – Gibson Gulch Production Data (1):
Oil (MBbls)	331	619	540
Natural gas (MMcf)	25,470	48,072	45,606
NGLs (MBbls)	1,858	—	—
Combined volumes (MBoe)	6,434	8,631	8,141
Daily combined volumes (Boe/d)	17,627	23,647	22,304
Uinta – West Tavaputs Production Data (1):
Oil (MBbls)	30	61	54
Natural gas (MMcf)	21,714	34,497	31,719
NGLs (MBbls)	—	—	—
Combined volumes (MBoe)	3,649	5,810	5,341
Daily combined volumes (Boe/d)	9,997	15,918	14,633
Uinta – Oil Program Production Data (1):
Oil (MBbls)	1,996	1,479	779
Natural gas (MMcf)	3,024	2,653	1,575
NGLs (MBbls)	142	—	—
Combined volumes (MBoe)	2,642	1,921	1,042
Daily combined volumes (Boe/d)	7,238	5,263	2,855
DJ Basin – Production Data (1):
Oil (MBbls)	757	397	47
Natural gas (MMcf)	2,016	1,264	270
NGLs (MBbls)	195	—	—
Combined volumes (MBoe)	1,288	608	92
Daily combined volumes (Boe/d)	3,529	1,666	252
Average Costs ($ per Boe):
Lease operating expense	$4.85	$3.71	$3.18
Gathering, transportation and processing expense	4.65	5.44	5.25
Total production costs excluding production taxes	$9.50	$9.15	$8.43
Production tax expense	1.88	1.30	2.11
Depreciation, depletion and amortization (2)	19.33	17.49	16.20
General and administrative (3)	3.39	2.66	2.68

(1)
The Gibson Gulch area in the Piceance Basin, the Uinta Oil Program in the Uinta Basin and the DJ Basin were the only development areas that contained 15% or more of our total proved reserves as of December 31, 2013. The Gibson Gulch area in the Piceance Basin and West Tavaputs area in the Uinta Basin were the only development areas that contained 15% or more of our total proved reserves as of December 31, 2012 and 2011.

(2)
The depreciation, depletion and amortization (“DD&A”) per Boe as calculated based on the DD&A expense and Boe production data presented in the table for the year ended December 31, 2012 was $16.67. However, the DD&A rate per Boe for the year ended December 31, 2012 of $17.49, as presented in the table above, excludes fourth quarter production of 911 MBoe associated with our properties that were sold as of December 31, 2012.

(3)	General and administrative expense presented herein excludes non-cash stock-based compensation of $15.8 million, $16.4 million and $19.0 million for the years ended December 31, 2013, 2012 and 2011, respectively. If included, these non-cash stock based compensation expenses would have increased general and administrative expense by $1.09, $0.84 and $1.07 per Boe for the years ended December 31, 2013, 2012 and 2011, respectively. General and administrative expense excluding non-cash stock-based compensation is a non-GAAP measure. Non-cash stock-based compensation is combined with general and administrative expense for a total of $64.9 million, $68.7 million and $66.8 million for the years ended December 31, 2013, 2012 and 2011, respectively, in the Consolidated Statements of Operations. Management believes the separate presentation of the non-cash component of general and administrative expense is useful because the cash portion provides a better understanding of our required cash for general and administrative expense. We also believe that this disclosure allows for a more accurate comparison to our peers, which may have higher or lower non-cash stock-based compensation expense.

Productive Wells

The following table sets forth information at December 31, 2013 relating to the productive wells in which we owned a working interest as of that date. Productive wells consist of producing wells and wells capable of production, including natural gas wells awaiting pipeline connections to commence deliveries and oil wells awaiting connection to production facilities. Gross wells are the total number of producing wells in which we have an interest, and net wells are the sum of our fractional working interests owned in gross wells.

	Oil		Gas
Basin	Gross Wells	Net Wells	Gross Wells	Net Wells
Piceance	—	—	956.0	745.0
Uinta Oil Program	294.0	169.2	5.0	0.9
DJ	150.0	80.9	174.0	122.4
Powder River Oil	101.0	17.3	4.0	0.8
Other	11.0	4.9	3.0	0.7
Total	556.0	272.3	1,142.0	869.8

Developed and Undeveloped Acreage

The following table sets forth information as of December 31, 2013 relating to our leasehold acreage.

	Developed Acreage (1)		Undeveloped Acreage (2)
Basin/Area	Gross	Net	Gross	Net
Piceance	11,866	8,675	46,962	41,011	(3)
Uinta Oil Program	62,362	39,447	157,803	70,795	(4)
DJ	43,786	34,255	130,877	60,672
Powder River Oil	31,592	10,028	130,447	57,806
Other	13,306	12,054	678,017	479,473
Total	162,912	104,459	1,144,106	709,757	(3)(4)

(1)	Developed acres are acres spaced or assigned to productive wells.

(2)
Undeveloped acres are acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil or natural gas, regardless of whether such acreage contains proved reserves.

(3)	Includes 40,312 gross and 36,281 net acreage associated with the Cottonwood Gulch property.

(4)	Does not include an additional 153,931 gross and 67,500 net undeveloped acres that are subject to drill-to-earn agreements.

Many of the leases comprising the undeveloped acreage set forth in the table above will expire at the end of their respective primary terms unless production from the leasehold acreage has been established prior to such date, in which event the lease will remain in effect until the cessation of production. We generally have been able to obtain extensions of the primary terms of our federal leases for the period in which we have been unable to obtain drilling permits due to environmental stipulations, pending environmental analysis or related legal challenge. The following table sets forth, as of December 31, 2013, the expiration periods of the gross and net acres that are subject to leases summarized in the above table of undeveloped acreage.

	Undeveloped Acres Expiring
Years Ending:	Gross	Net
December 31, 2014	286,004	117,416
December 31, 2015	194,549	125,552
December 31, 2016	164,601	113,601
December 31, 2017	111,594	73,894
December 31, 2018 and later	387,358	279,294	(1)
Total	1,144,106	709,757

(1)	Includes 207,162 gross and 123,441 net undeveloped acres held by production from other leasehold acreage or held by federal units.

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

	Year Ended December 31,
	2013		2012		2011
	Gross	Net	Gross	Net	Gross	Net
Development
Productive	164.0	85.8	324.0	218.7	279.0	191.4
Dry	—	—	—	—	—	—
Exploratory
Productive	—	—	3.0	1.5	6.0	3.3
Dry	—	—	3.0	2.7	3.0	1.4
Total
Productive	164.0	85.8	327.0	220.2	285.0	194.7
Dry	—	—	3.0	2.7	3.0	1.4

Operations

General

In general, we serve as operator of wells in which we have a greater than 50% working interest. In addition, we seek to be operator of wells in which we have lesser interests. As operator, we obtain regulatory authorizations, design and manage the development of a well and supervise operation and maintenance activities on a day-to-day basis. We do not own drilling rigs or the majority of the other oil field service equipment used for drilling or maintaining wells on the properties we operate. Independent contractors engaged by us provide the majority of the equipment and personnel associated with these activities. We do construct, operate and maintain a majority of the gas gathering facilities associated with our gas fields. We entered into a sale-leaseback transaction in 2012 with respect to the majority of our compression facilities. We lease these facilities from the financial institutions that purchased them and operate these facilities on their behalf. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Capital Resources and Liquidity-Financing Activities-Lease Financing Obligation Due 2020”. We employ drilling, production and reservoir engineers and geologists and other specialists who work to improve production rates, increase reserves and lower the cost of operating our oil and natural gas properties.

Marketing and Customers

We market the majority of the oil production from our operated properties; other than in the Piceance Basin, where we market natural gas, our natural gas and related NGLs are marketed by third parties under percentage of proceeds (“POP”)

contracts. We sell our production to a variety of purchasers under contracts with daily, monthly, seasonal, annual or multi-year terms, all at market prices. Purchasers include pipelines, processors, marketing companies, local distribution companies and end users. We normally sell production to a relatively small number of customers, as is customary in the development and production business. However, based on where we operate and the availability of other purchasers and markets, we believe that the loss of any of our major purchasers would not have a material adverse effect on our financial condition and results of operations as there are competitive markets available.

During 2013, five customers accounted for 49% of our oil and gas production revenues. During 2012, four customers accounted for 50% of our oil and gas production revenues. During 2011, three customers accounted for 45% of our oil and gas production revenues. Management believes that the loss of any individual purchaser would not have a long-term material adverse impact on our financial position or results of operations.

We enter into hedging transactions with unaffiliated third parties for portions of our production revenues to achieve more predictable cash flows and to reduce our exposure to fluctuations in commodities prices. For a more detailed discussion, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk”.

In the Piceance Basin, our natural gas is transported through our own and third party gathering systems and pipelines, and we incur processing, gathering and transportation expenses to move our natural gas from the wellhead to a purchaser-specified delivery point. These expenses vary based on the volume and distance shipped, and the fee charged by the third-party gatherer, processor or transporter. Capacity on these gathering systems and pipelines is occasionally limited and at times unavailable because of repairs or improvements, or as a result of priority transportation agreements with other gas shippers. While our ability to market our natural gas has been only infrequently limited or delayed, if transportation space is restricted or is unavailable, our cash flow from the affected properties could be adversely affected. In certain instances, we enter into firm transportation agreements to provide for pipeline capacity to flow and sell a portion of our natural gas volumes. In order to meet pipeline specifications, we are required, in some cases, to process our gas before we can transport it. We contract with third parties to process our natural gas. We also may enter into firm sales agreements to ensure that we are selling to a purchaser that has contracted for pipeline capacity. These agreements are subject to the limitations discussed above in this paragraph.

Our oil production is collected in tanks on location and sold to third parties that collect the oil in trucks and transport it to pipelines, rail terminals and refiners. We sell our oil production to a variety of purchasers under monthly, annual or multi-year terms. Our oil contracts are priced either off of New York Mercantile Exchange (“NYMEX”) or area oil posting with quality, location or transportation differentials.

The following table sets forth information about material long-term firm transportation contracts for pipeline capacity and firm gathering and processing contracts, both of which typically require a demand charge. At the time we entered into these commitments, we estimated that our production, and the production of joint interest owners that we market, would be sufficient to meet these commitments. Under firm gathering, transportation and processing contracts, we are obligated to deliver minimum daily gas volumes, or pay the respective gathering, transportation or processing fees for any deficiencies in deliveries.

Type of Arrangement	Pipeline System / Location	Deliverable Market	Gross Deliveries (MMBtu/d)	Term
Firm Gathering	Summit Midstream	Rocky Mountains	Varies	01/11 – 12/20
Firm Transport	WIC Overthrust (1)	Rocky Mountains	50,000	08/11 – 07/21
Firm Transport	Questar Pipeline	Rocky Mountains	12,000	11/05 – 10/15
Firm Transport	Rockies Express	Northeast	25,000	06/09 – 11/19
Firm Transport	Ruby Pipeline	West Coast	50,000	08/11 – 07/21

(1)	This contract was entered into in conjunction with the Ruby Pipeline contract; and therefore has an end date of 10 years from the in-service date of the Ruby Pipeline.

Hedging Activities

We have an active commodity hedging program, the purpose of which is to mitigate the risks of volatile prices of oil, natural gas, and NGLs. Typically, we intend to hedge approximately 50% to 70% of our oil, natural gas and NGLs production on a forward 12-month basis using a combination of swaps, cashless collars and other financial derivative instruments with counterparties that we believe are creditworthy. We currently have hedged approximately 65% of our expected 2014 production and 20% of our expected 2015 production at price levels that provide some economic certainty to our capital investments. To date 9 of our 17 lenders (or affiliates of lenders) under our credit facility are also hedging counterparties. We are not required to post collateral for these hedges other than the security for our credit facility. For additional information on our hedging activities, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk”.

Competition

The oil and gas industry is intensely competitive, and we compete with a large number of other companies, some of which have greater resources. Many of these companies not only explore for and produce oil, natural gas and NGLs, but also carry on midstream and refining operations and market petroleum and other products on a regional, national or worldwide basis. These companies are able to pay more for productive oil, natural gas and NGLs properties and exploratory prospects or define, evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit. In addition, these companies have a greater ability to continue exploration activities during periods of low oil, natural gas and NGLs market prices. Our larger or integrated competitors are better able to absorb the burden of existing, and any changes to, federal, state, local and Native American tribal laws and regulations than we can, which could adversely affect our competitive position. Our ability to acquire additional properties and to discover reserves in the future will depend on our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. In addition, because we have fewer financial and human resources than many companies in our industry, we may be at a disadvantage in bidding for exploratory prospects and producing oil, natural gas and NGLs properties.

Title to Properties

As is customary in the oil and gas industry, we initially conduct only a cursory review of the title to our properties on which we do not have proved developed reserves. Prior to the commencement of drilling operations on those properties, we conduct a thorough title examination and perform curative work for significant defects. To the extent title opinions or other investigations reflect title defects on those properties; we are typically responsible for curing any title defects at our expense. We generally will not commence drilling operations on a property until we have cured any material title defects on such property. We have obtained title opinions on substantially all of our producing properties and believe that we utilize methods consistent with practices customary in the oil and gas industry and that our practices are adequately designed to enable us to acquire satisfactory title to our producing properties. Prior to completing an acquisition of producing oil and gas leases, we perform title reviews on the most significant leases and, depending on the materiality of the properties, we may obtain a title opinion or review previously obtained title opinions. Our oil, natural gas and NGLs properties are subject to customary royalty and other interests, liens for current taxes and other burdens that we believe do not materially interfere with the use of our properties or affect the carrying value of the properties.

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

These laws, rules and regulations may also restrict the rate of oil, natural gas and NGLs production below the rate that would otherwise be possible. The regulatory burden on the oil and gas industry increases the cost and timing of doing business and consequently affects profitability. Additionally, Congress and federal and state agencies frequently revise the environmental laws and regulations, and any changes that result in delay or more stringent and costly permitting, waste handling, disposal and clean-up requirements for the oil and gas industry could have a significant impact on our operating costs.

We believe that we substantially are in compliance with, and have complied with, all applicable environmental laws and regulations. We have made and will continue to make expenditures in our efforts to comply with all environmental regulations and requirements. We consider these a normal, recurring cost of our ongoing operations and not an extraordinary cost of compliance with governmental regulations. We believe that our continued compliance with existing requirements have been accounted for and will not have a material adverse impact on our financial condition and results of operations. However, we cannot predict the passage of or quantify the potential impact of any more stringent future laws and regulations at this time. For the year ended December 31, 2013, we did not incur any material capital expenditures for remediation or retrofit of pollution control equipment at any of our facilities.

The environmental laws and regulations that could have a material impact on the oil and natural gas exploration and production industry and our business are as follows:

National Environmental Policy Act. Oil, natural gas and NGLs exploration and production activities on federal lands are subject to the National Environmental Policy Act, or NEPA. NEPA requires federal agencies, including the Departments of the Interior and Agriculture, to evaluate major agency actions having the potential to significantly impact the environment. In the course of such evaluations, an agency will have an environmental assessment prepared that assesses the potential direct, indirect and cumulative impacts of a proposed project and project alternatives. If impacts are considered significant, the agency will prepare a more detailed Environmental Impact Statement. These environmental analyses are made available for public review and comment. All of our current exploration and production activities, as well as proposed exploration and development plans, on federal lands require governmental permits that trigger the requirements of NEPA. Certain federal permits on non-federal lands may also trigger NEPA requirements. This process has the potential to delay the development of oil and natural gas projects. Authorizations under NEPA also are subject to protest, appeal or litigation, which can delay or halt projects.

Waste Handling. The Resource Conservation and Recovery Act, or RCRA, and comparable state statutes affect oil and gas exploration and production activities by imposing regulations on the generation, transportation, treatment, storage, disposal and cleanup of “hazardous wastes” and on the disposal of non-hazardous wastes. Under the oversight of the Environmental Protection Agency, or EPA, the individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. Federal and state regulatory agencies can impose administrative penalties, civil and criminal judicial actions, as well as other enforcement mechanisms for non-compliance with RCRA or corresponding state programs. RCRA also imposes cleanup liability related to the mismanagement of regulated wastes. Drilling fluids, produced waters and most of the other wastes associated with the exploration, development and production of crude oil, natural gas, or geothermal energy are currently exempt from regulation under the hazardous waste provisions of RCRA, but there is no guarantee that the EPA or the individual states will not adopt more stringent requirements for the handling of non-hazardous wastes or categorize some non-hazardous wastes as hazardous for future regulation. Indeed, legislation has been proposed from time to time in Congress to reverse the exemption.

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

Water Discharges. The Federal Water Pollution Control Act, also known as the Clean Water Act, and analogous state laws impose restrictions and strict controls regarding the discharge of pollutants, including produced waters, stormwater and other oil and gas wastes, into waters of the United States. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or the state. These prescriptions also prohibit the discharge of dredge and fill material in regulated waters, including jurisdictional wetlands, unless authorized by a permit issued by the U.S. Army Corps of Engineers. Federal and state regulatory agencies can impose administrative penalties, civil and criminal judicial actions, as well as other enforcement mechanisms for non-compliance with discharge permits or other requirements of the federal Clean Water Act and analogous state laws and regulations. It is anticipated that within the next two years, a federal rulemaking will be held to revise the definition of a regulated “water of the United States”. This rulemaking may expand the definition of “water of the United States” to include certain waters, including wetlands, not currently regulated. This definition would subject those waters to permitting under the Clean Water Act, including requiring permits under Section 404 of the Clean Water Act for wetlands development. We maintain all required discharge permits necessary to conduct our operations, and we believe we are in substantial compliance with the terms thereof. Obtaining permits has the potential to delay the development of oil and natural gas projects. These same regulatory programs also limit the total volume of water that can be discharged, hence limiting the rate of development.

Air Emissions. The Federal Clean Air Act, and associated state laws and regulations, regulate emissions of various air pollutants through the issuance of permits and the imposition of other requirements. Most of our facilities are now required to obtain permits before work can begin, and existing facilities are often required to incur capital costs in order to maintain compliance with those permits. In addition, the EPA has developed, and continues to develop, stringent regulations governing emissions of toxic air pollutants at specified sources. The EPA has deemed carbon dioxide (“CO2”) and other greenhouse gases to be a danger to public health, which is leading to regulation in a manner similar to other pollutants. The EPA now requires reporting of greenhouse gases, such as CO2 and methane, from operations. The EPA also issued air requirements specific to the oil and gas industry, including air standards for natural gas wells that are hydraulically fractured. The state of Colorado is in the process of an air quality rulemaking for state oil and gas operations that could result in state air regulations that are more stringent than those imposed by EPA, including regulating methane emissions. The rulemaking will conclude in February 2014. These state and federal regulations may increase the costs of compliance for some facilities we own or operate, and federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with air permits or other requirements of the Federal Clean Air Act and associated state laws and regulations. We believe that we are in substantial compliance with all air emissions regulations and that we hold all necessary and valid construction and operating permits for our operations. Obtaining permits has the potential to delay the development of oil and natural gas projects.

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

Drilling and Production. Our operations are subject to various types of regulation at federal, state, local and Native American tribal levels. These types of regulation include requiring permits for the drilling of wells, drilling bonds and reports concerning operations. Most states, and some counties, municipalities and Native American tribes also regulate one or more of the following:

•	the location of wells and surface facilities;

•	the method of drilling and casing wells;

•	the rates of production or “allowables”;

•	the surface use and restoration of properties upon which wells are drilled and other third parties;

•	wildlife management and protection;

•	the protection of archeological and paleontological resources;

•	property mitigation measures;

•	the plugging and abandoning of wells; and

•	notice to, and consultation with, surface owners and other third parties.

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

Hydraulic Fracturing. Our completion operations are subject to regulation, which may increase in the short- or long-term. The well completion technique known as hydraulic fracturing is used to stimulate production of natural gas and oil and has come under increased scrutiny by the environmental community, and local, state and federal jurisdictions. Hydraulic fracturing involves the injection of water, sand and additives under pressure, usually down casing that is cemented in the wellbore, into prospective rock formations at depth to stimulate oil and natural gas production. We use this completion technique on substantially all our wells.

Under the direction of Congress, the EPA has undertaken a study of the effect, if any, of hydraulic fracturing on drinking water and groundwater. The EPA has also announced its plan to propose pre-treatment standards under the Clean Water Act for wastewater discharges from shale hydraulic fracturing operations. Congress may consider legislation to amend the Federal Safe Drinking Water Act to require the disclosure of chemicals used by the oil and gas industry in the hydraulic fracturing process. Certain states, including Colorado, Utah and Wyoming, have issued similar disclosure rules. Several environmental groups have also petitioned the EPA to extend release reporting requirements under the Emergency Planning Community Right-to-Know Act to the oil and gas extraction industry. In addition, the Department of the Interior has proposed expanded or new regulations concerning the use of hydraulic fracturing on lands under its jurisdiction, which includes many of the lands on which we conduct or plan to conduct operations. Furthermore, moratoria on hydraulic fracturing have been imposed in certain localities where we do not have operations and legislation has been proposed at local, state and federal levels.

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

Employees

As of January 24, 2014, we had 258 employees of whom 164 work in our Denver office and 94 work in our field offices. We also contract for the services of independent consultants involved in land, regulatory, accounting, financial and other disciplines as needed. None of our employees are represented by labor unions or covered by any collective bargaining agreement. We believe that our relations with our employees are good.

Offices

As of December 31, 2013, we leased approximately 81,833 square feet of office space in Denver, Colorado at 1099 18th Street, where our principal offices are located. The lease for our Denver office expires in March 2019. We also own field offices in Roosevelt, Utah and Silt, Colorado, and we lease a field office in Greeley, Colorado. We believe that our facilities are adequate for our current operations and that we can obtain additional leased space if needed.

Website and Code of Business Conduct and Ethics

We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC via EDGAR and posted at http://www.sec.gov. Additionally, our Code of Business Conduct and Ethics, which includes our code of ethics for senior financial management, Corporate Governance Guidelines and the charters of our Audit Committee, Compensation Committee, Reserves and EHS Committee and Nominating and Corporate Governance Committee are posted on our website at http://www.billbarrettcorp.com and are available in print free of charge to any stockholder who requests them. Requests should be sent by mail to our corporate secretary at our principal office at 1099 18th Street, Suite 2300, Denver, Colorado 80202. We intend to disclose on our website any amendments or waivers to our Code of Business Conduct and Ethics that are required to be disclosed pursuant to Item 5.05 of Form 8-K. This Annual Report on Form 10-K and our website contain information provided by other sources that we believe are reliable. We cannot assure you that the information obtained from other sources is accurate or complete. No information on our website is incorporated by reference herein or deemed to be part of this Annual Report on Form 10-K.

Annual CEO Certification

As required by New York Stock Exchange rules, on May 13, 2013, we submitted an annual certification signed by our Chief Executive Officer certifying that he was not aware of any violation by us of New York Stock Exchange corporate governance listing standards as of the date of the certification.

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

We have acquired significant amounts of unproved property in order to attempt to further our exploration and development efforts. Drilling and production activities are subject to many risks, including the risk that no commercially productive reservoirs will be discovered. We acquire unproved properties and lease undeveloped acreage that we believe will enhance our growth potential and increase our earnings over time. From time to time, we may seek industry partners to help mitigate our risk on certain exploration prospects. We cannot guarantee that all prospects will be economically viable or that we will not abandon our initial investments. Additionally, there can be no assurance that unproved property acquired by us or undeveloped acreage leased by us will be profitably developed, that new wells drilled by us in prospects that we pursue will be productive, that we will recover all or any portion of our investment in such unproved property or wells, or that we will succeed in bringing on additional partners.

Drilling for oil, natural gas and NGLs may involve unprofitable efforts, not only from dry wells but also from wells that are productive but do not produce sufficient commercial quantities to cover the drilling, operating and other costs. The cost of drilling, completing and operating a well is often uncertain, and many factors can adversely affect the economics of a well or property. Drilling operations may be curtailed, delayed or canceled as a result of unexpected drilling conditions, equipment failures or accidents, shortages of equipment or personnel, environmental issues and for other reasons. We rely to a significant extent on seismic data and other advanced technologies in identifying unproved property prospects and in conducting our exploration activities. The seismic data and other technologies we use do not allow us to know conclusively, prior to acquisition of unproved property or drilling a well, whether oil, natural gas or NGLs are present or may be produced economically. The use of seismic data and other technologies also requires greater pre-drilling expenditures than traditional drilling strategies. Drilling results in our plays may be more uncertain than in other plays that are more mature and have longer established drilling and production histories, and we can provide no assurance that drilling and completion techniques that have proven to be successful in other formations to maximize recoveries will be ultimately successful when used in our prospects. As a result, we may incur future dry hole costs and or impairment charges due to any of these factors.

Oil and gas prices are volatile and a decline in oil, natural gas and natural gas liquids prices can significantly affect our financial results, impede our growth and result in downward adjustments in our estimated proved oil and gas reserves.

Our revenue, profitability and cash flow depend upon the prices and demand for oil, natural gas and NGLs. The markets for these commodities are very volatile, and even relatively modest drops in prices can significantly affect our financial results and impede our growth. Changes in oil, natural gas and NGLs prices have a significant impact on the value of our reserves and on our cash flow. Prices for oil, natural gas and NGLs may fluctuate widely in response to relatively minor changes in the supply of and demand for oil and gas, market uncertainty and a variety of additional factors that are beyond our control, such as:

•	the domestic and foreign supply of oil, natural gas and NGLs;

•	economic conditions in the United States, and the level of consumer product demand;

•	domestic and foreign governmental regulations;

•	variations between product prices at sales points and applicable index prices;

•	overall domestic and global economic conditions;

•	political and economic conditions in oil producing countries, including the Middle East and South America;

•	the ability of members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls;

•	weather conditions;

•	technological advances affecting energy consumption;

•	proximity and capacity of oil and gas pipelines, refineries and other transportation and processing facilities; and

•	the price and availability of alternative fuels.

Lower oil, natural gas and NGLs prices may not only decrease our revenues on a per unit basis, but also may reduce the amount of oil, natural gas and NGLs that we can produce economically. This may result in our having to make substantial downward adjustments to our estimated proved reserves. If this occurs or if our estimates of development costs increase, production data factors change or our exploration or development results deteriorate, successful efforts accounting rules may require us to write down, as a non-cash charge to earnings, the carrying value of our oil and natural gas properties for impairments. We are required to perform impairment tests on our assets whenever events or changes in circumstances lead to a reduction of the estimated useful life or estimated future cash flows that would indicate that the carrying amount may not be recoverable or whenever management’s plans change with respect to those assets. We may incur impairment charges in the future, which could have a material adverse effect on our results of operations in the period taken.

Substantially all of our producing properties are located in the Rocky Mountains, making us vulnerable to risks associated with operating in one major geographic area.

Our operations have been focused on the Rockies, which means our current producing properties and new drilling opportunities are geographically concentrated in that area. Because our operations are not as diversified geographically as many of our competitors, the success of our operations and our profitability may be disproportionately exposed to the effect of any regional events, including fluctuations in prices of oil, natural gas and NGLs produced from the wells in the region, natural disasters, restrictive governmental regulations, transportation capacity constraints, weather, curtailment of production or interruption of transportation and processing, and any resulting delays or interruptions of production from existing or planned new wells.

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

Part of the regulatory environment in which we operate includes, in some cases, federal requirements for performing or preparing environmental assessments, environmental impact studies and/or plans of development before commencing drilling and production activities. In addition, our activities are subject to state regulation of oil and natural gas production and Native American tribes conservation practices and protection of correlative rights. These regulations affect our operations and limit the quantity of oil and natural gas we may produce and sell. A major risk inherent in our drilling plans is the need to obtain drilling and other permits from state, local and Native American tribal authorities. Delays in obtaining regulatory approvals or drilling and other permits, the failure to obtain a drilling permit for a well, or the receipt of a permit with excessive conditions or costs, could have a material adverse effect on our ability to explore on or develop our properties. In addition, if we do not reasonably believe that we can obtain the drilling permits in a timely fashion covering locations for which we recorded proved undeveloped reserves, we may be required to write down the level of our proved reserves. Additionally, the oil and natural gas regulatory environment could change in ways that might substantially increase the financial and managerial costs to comply with the requirements of these laws and regulations and, consequently, adversely affect our profitability. Furthermore, we may be put at a competitive disadvantage to larger companies in our industry that can spread these additional costs over a greater number of wells, larger operating areas and other aspects of their businesses. See “Items 1 and 2. Business and Properties - Business - Operations - Environmental Matters and Regulation” and “Items 1 and 2. Business and Properties - Business - Operations - Other Regulation of the Oil and Gas Industry”.

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

The hydraulic fracturing process is currently regulated by state oil and gas commissions, although local initiatives have been proposed to further regulate or ban the process. The EPA, asserting its authority under the Safe Drinking Water Act (“SDWA”), issued a draft guidance that proposes to require facilities to obtain permits when using diesel fuel in hydraulic fracturing operations. That guidance was issued for public review and comment in 2012 and is expected to be finalized in 2014. The U.S. Energy Policy Act of 2005, which generally exempts hydraulic fracturing from regulation under the Underground Injection Control program of the SDWA, prohibits the use of diesel fuel in the fracturing process without an Underground Injection Control (“UIC”) permit. Industry groups have filed suit challenging the EPA's recent decisions and, thus, in violation of the notice-and-comment rulemaking procedures of the Administrative Procedure Act. In November 2011, the EPA released its Plan to Study the Potential Impacts of Hydraulic Fracturing on Drinking Water Resources. The study will include both analysis of existing data and investigative activities designed to generate future data. A final report is expected in late 2014.

In 2011, a committee of the House of Representatives announced its findings from a year-long investigation of hydraulic fracturing practices and urged the enactment of legislation that would mandate more stringent regulation of the hydraulic fracturing industry. Further, certain members of Congress have called upon: (i) the U.S. Government Accountability Office to investigate how hydraulic fracturing might adversely affect water resources; (ii) the SEC to investigate the natural gas industry and any possible misleading of investors or the public regarding the economic feasibility of pursuing natural gas deposits in shales by means of hydraulic fracturing; and (iii) the U.S. Energy Information Administration to provide a better understanding of that agency's estimates regarding natural gas reserves, including reserves from shale formations, as well as uncertainties associated with those estimates.

The Shale Gas Subcommittee of the Secretary of Energy Advisory Board released a report on August 11, 2011, proposing recommendations to reduce the potential environmental impacts from shale gas production. These ongoing or proposed studies, depending on their degree of pursuit and any meaningful results obtained, could spur initiatives to further regulate hydraulic fracturing under the SDWA or other regulatory mechanism. In 2012 and 2013 the U.S. Department of the Interior proposed federal regulations to require the disclosure of the chemicals used in the fracturing process on public lands, along with other regulations relating to oil and gas production on federal lands. These proposed regulations could serve as a model for state regulation regarding the process.

Some states have adopted, and other states are considering adopting, regulations that could restrict hydraulic fracturing in certain circumstances or otherwise require the public disclosure of chemicals used in the hydraulic fracturing process. For example, pursuant to regulations adopted by the Colorado Oil and Gas Conservation Commission (“COGCC”) and put into effect in 2012, the chemical components used in the hydraulic fracturing process, as well as the volume of water used, must be disclosed to the COGCC and the public. In addition to state law, local land use restrictions, such as city ordinances, may restrict or prohibit the performance of well drilling in general and/or hydraulic fracturing in particular.

The adoption of these or any other new laws or regulations that significantly restrict hydraulic fracturing could make it more difficult or costly for us to drill and produce from conventional or tight formations as well as make it easier for third parties opposing drilling in general or the hydraulic fracturing process to initiate legal proceedings. In addition, if hydraulic fracturing is regulated at the federal level, fracturing activities could become subject to additional permitting and financial assurance requirements, more stringent construction specifications, increased monitoring, reporting and recordkeeping obligations, plugging and abandonment requirements and also to attendant permitting delays and potential increases in costs. These developments, as well as new laws or regulations, could cause us to incur delays, substantial compliance costs, and compliance or the consequences of failure to comply by us could have a material adverse effect on our financial condition and results of operations. At this time, it is not possible to estimate the potential impact on our business that may arise if federal, state or local legislation or regulations governing hydraulic fracturing are enacted or adopted.

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

Market conditions or the unavailability of satisfactory oil and natural gas transportation arrangements may hinder our access to oil and natural gas markets or delay our production. The availability of a ready market for our oil, natural gas and NGLs production depends on a number of factors, including the demand for and supply of oil and natural gas and the proximity of our reserves to pipelines and terminal facilities. Our ability to market our production depends in substantial part on the availability and capacity of gathering systems, pipelines, processing facilities and refineries owned and operated by third parties. Our Uinta oil production has a higher paraffin content which limits the number of refiners able to purchase it as feedstock. Our failure to obtain such services on acceptable terms could materially harm our business. We may be required to shut in wells for a lack of a market or because of inadequacy or unavailability of natural gas pipeline, gathering system capacity or processing facilities. If that were to occur, we would be unable to realize revenue from those wells until production arrangements were made to deliver the production to market.

We may incur substantial losses and be subject to substantial liability claims as a result of our oil and gas operations. In addition, we may not be insured for, or our insurance may be inadequate to protect us against, these risks.

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

Our operations require substantial capital and we may be unable to obtain needed capital or financing on satisfactory terms or at all, which could lead to a loss of properties and a decline in our oil, natural gas and NGL reserves.

The oil and gas industry is capital intensive. We make and expect to continue to make substantial capital expenditures in our business and operations for the exploration for and development, production and acquisition of oil, natural gas and NGL reserves. To date, we have financed capital expenditures primarily with sales of our equity and debt securities, proceeds from bank borrowings, sales of properties and cash generated by operations. We intend to finance our capital expenditures with cash flow from operations, sale of properties and our existing financing arrangements. Our cash flow from operations and access to capital is subject to a number of variables, including:

•	our proved reserves;

•	the level of oil, natural gas and NGLs we are able to produce from existing wells;

•	the prices at which oil, natural gas and NGLs are sold;

•	the costs required to operate production;

•	our ability to acquire, locate and produce new reserves;

•	global credit and securities markets;

•	the ability and willingness of lenders and investors to provide capital and the cost of that capital; and

•	the interest of buyers in our properties and the price they are willing to pay for properties.

If our revenues or the borrowing base under our credit facility decreases as a result of lower oil, natural gas and NGLs prices, operating difficulties, declines in reserves or for any other reason, we may have limited ability to obtain the capital necessary to sustain our operations at current or planned levels. We may, from time to time, need to seek additional financing. Our credit facility and senior note indentures place certain restrictions on our ability to obtain new financing. There can be no assurance as to the availability or terms of any additional financing.

If additional capital is needed, we may not be able to obtain debt or equity financing on terms favorable to us, or at all. If cash generated by operations or available under our credit facility is not sufficient to meet our capital requirements, the failure to obtain additional financing could result in a curtailment of our operations relating to exploration and development of our prospects, which in turn could lead to a possible loss of properties and a decline in our oil, natural gas and NGLs reserves as well as our revenues and results of operations.

Our identified drilling location inventories are scheduled out over several years, making them susceptible to uncertainties that could materially alter the occurrence or timing of their drilling.

Our management has specifically identified and scheduled drilling locations as an estimation of our future multi-year drilling activities on our existing acreage. These identified drilling locations represent a significant part of our strategy. Our ability to drill and develop these locations depends on a number of uncertainties, including the availability of capital, seasonal conditions, regulatory approvals, oil, natural gas and NGLs prices, costs and drilling results. Because of these uncertainties, we do not know if the numerous potential drilling locations we have identified will ever be drilled or if we will be able to produce oil, natural gas and NGLs from these or any other potential drilling locations. As such, our actual drilling activities may differ materially from those presently identified, which could adversely affect our business.

Competition in the oil and gas industry is intense, which may adversely affect our ability to succeed.

The oil and gas industry is intensely competitive, and we compete with other companies that have greater resources. Many of these companies not only explore for, develop and produce oil, natural gas and NGLs, but also carry on midstream and refining operations and market petroleum and other products on a regional, national or worldwide basis. These companies are able to pay more for producing oil, natural gas and NGLs properties and exploration and development prospects or define, evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit. In addition, these companies have a greater ability to continue exploration activities during periods of low oil, natural gas and NGLs market prices. Our larger or integrated competitors are better able than we are to absorb the burden of existing and any changes to federal, state, local and Native American tribal laws and regulations than we are, which could adversely affect our competitive position. Our ability to acquire additional properties and to discover reserves in the future will depend on our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. In addition, because we have fewer financial and human resources than many companies in our industry, we may be at a disadvantage in bidding for producing properties and exploration and development prospects.

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

Underground accumulations of oil, natural gas and NGLs cannot be measured in an exact way. Oil, natural gas and NGLs reserve engineering requires estimates of underground accumulations of oil, natural gas and NGLs and assumptions concerning future oil, natural gas and NGLs prices, production levels and operating and development costs. As a result, estimated quantities of proved reserves and projections of future production rates and the timing of development expenditures may be incorrect.

Our estimates of proved reserves are determined at prices and costs at the date of the estimate. Any significant variance from these prices and costs could greatly affect our estimates of reserves. We prepare our own estimates of proved reserves, which are audited by independent third party petroleum engineers. Over time, our internal engineers may make material changes to reserves estimates taking into account the results of actual drilling, testing and production. For additional information about these risks and their impact on our reserves, see “Items 1 and 2. Business and Properties-Oil and Gas Data-Proved Reserves” and “Supplementary Information to Consolidated Financial Statements-Supplementary Oil and Gas Information (unaudited)-Analysis of Changes in Proved Reserves” in this Annual Report on Form 10-K.

Unless we replace our oil, natural gas and NGLs reserves, our reserves and production will decline, which would adversely affect our business, financial condition and results of operations.

Producing oil, natural gas and NGL reservoirs generally are characterized by declining production rates that vary depending upon reservoir characteristics and other factors. The rate of decline will change if production from our existing wells declines in a different manner than we have estimated and can change under other circumstances. Thus, our future oil, natural gas and NGL reserves and production and, therefore, our cash flow and income are highly dependent upon our success in efficiently developing and exploiting our current reserves and economically finding or acquiring additional recoverable reserves. We may not be able to develop, find or acquire additional reserves to replace our current and future production at acceptable costs.

Our use of 2-D and 3-D seismic data is subject to interpretation and may not accurately identify the presence of oil, natural gas and NGLs, which could adversely affect the results of our drilling operations.

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

Oil, natural gas and NGLs operations in the Rockies are adversely affected by seasonal weather conditions and lease stipulations designed to protect various wildlife. In certain areas on federal lands, drilling and other oil, natural gas and NGLs activities can only be conducted during limited times of the year. This limits our ability to operate in those areas and can intensify competition during those times for drilling rigs, oil field equipment, services, supplies and qualified personnel, which may lead to periodic shortages. These constraints and the resulting shortages or high costs could delay our operations and materially increase our operating and capital costs.

Properties that we buy may not produce as projected and we may be unable to determine reserve potential, identify liabilities associated with the properties or obtain protection from sellers against them.

One of our strategies is to capitalize on opportunistic acquisitions of oil, natural gas and NGLs reserves. Our reviews of acquired properties are inherently incomplete, because it generally is not feasible to review in depth every individual property involved in each acquisition. Ordinarily, we will focus our review efforts on the higher value properties and will sample the remaining properties for reserve potential. However, even a detailed review of records and properties may not necessarily reveal existing or potential problems, nor will it permit us to become sufficiently familiar with the properties to assess fully their deficiencies and potential. Inspections may not always be performed on every well, and environmental problems, such as ground water contamination, are not necessarily observable even when an inspection is undertaken. Even when problems are identified, we often assume certain environmental and other risks and liabilities in connection with acquired properties.

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

Substantially all of our accounts receivable result from oil, natural gas and NGLs sales or joint interest billings to third parties in the energy industry. This concentration of customers and joint interest owners may impact our overall credit risk in that these entities may be similarly affected by changes in economic and other conditions. In addition, our oil, natural gas and NGLs hedging arrangements expose us to credit risk in the event of nonperformance by counterparties. An economic downturn, a delayed economic recovery and the European sovereign debt crisis further increase these risks.

We face risks related to rating agency downgrades.

If one or more rating agencies downgrades our outstanding debt, raising debt capital could become more difficult and more costly and we may be required to provide collateral or other credit support to certain counterparties. Providing credit support increases our costs and can limit our liquidity.

Compliance with EPA regulations is expected to become increasingly costly and may lead to our inability to obtain permits necessary to construct and operate new facilities.

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

Proposed energy legislation and new regulations, driven in part by the Macondo oil spill in the Gulf of Mexico in 2010, could limit our ability to operate on federal lands, delay access to federal lands, and increase the cost of our operations. Previous proposed legislation included the Consolidated Land, Energy, and Aquatic Resources Act (CLEAR), the Clean Energy Jobs and Oil Company Accountability Act, the Blowout Prevention Act, and public land leasing reforms. The inability to access federal lands, as well as delays and the increased cost of operating on federal lands could result in losses of revenues, increased costs and devaluing of our assets.

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

We expect our earnings and cash flow could vary significantly from year to year due to the cyclical nature of our industry. As a result, the amount of debt that we can manage in some periods may not be appropriate for us in other periods. In addition, our future cash flow may be insufficient to meet our debt obligations and commitments, including our 5% Convertible Senior Notes due 2028 (“Convertible Notes”), our 7.625% Senior Notes due 2019 (“7.625% Senior Notes”), our 7.0% Senior Notes due 2022 (“7.0% Senior Notes”), our lease financing obligations, and our revolving credit facility (“Amended Credit Facility”). Any insufficiency could negatively impact our business. A range of economic, competitive, business, and industry factors will affect our future financial performance, and, as a result, our ability to generate cash flow from operations and to repay our debt. Many of these factors, such as oil and gas prices, economic and financial conditions in our industry and the global economy or competitive initiatives of our competitors, are beyond our control.

As of December 31, 2013, the total outstanding principal amount of our total indebtedness was approximately $983.7 million, and we had approximately $484.0 million in additional borrowing capacity under our Amended Credit Facility, which, if borrowed, would be secured debt effectively senior to the Senior Notes and Convertible Notes to the extent of the value of the collateral securing that indebtedness. The borrowing base is dependent on our proved reserves and was, as of December 31, 2013, $625.0 million based on our June 30, 2013 proved reserves, adjusted for the sale of our West Tavaputs properties, and hedge position. Our borrowing capacity is reduced by a $26.0 million letter of credit. As of December 31, 2013, the outstanding principal balance under our Amended Credit Facility was $115.0 million.

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

President Obama has proposed eliminating certain key U.S. federal income tax deductions and credits currently available to oil and natural gas exploration and production companies. These changes include, but are not limited to:

•	the repeal of the percentage depletion allowance for oil, natural gas and NGL properties;

•	the elimination of current deductions for intangible drilling and development costs;

•	the elimination of the deduction for certain U.S. production activities; and

•	an extension of the amortization period for certain geological and geophysical expenditures.

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

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market For Registrant’s Common Equity

Our common stock is listed on the New York Stock Exchange under the symbol “BBG”.

The range of high and low sales prices for our common stock for the two most recent fiscal years as reported by the New York Stock Exchange was as follows:

	High	Low
2013
First Quarter	$21.64	$15.50
Second Quarter	24.23	17.78
Third Quarter	25.47	20.34
Fourth Quarter	30.69	24.08
2012
First Quarter	$36.44	$25.00
Second Quarter	26.38	15.42
Third Quarter	27.01	18.10
Fourth Quarter	26.13	16.84

On January 24, 2014, the closing sales price for our common stock as reported by the NYSE was $28.16 per share.

Holders. On December 31, 2013, the number of holders of record of our common stock was 120.

Dividends. We have not paid any cash dividends since our inception. Because we anticipate that all earnings will be retained for the development of our business and our Amended Credit Facility and Senior Notes prohibit the payment of cash dividends, we do not expect that any cash dividends will be paid on our common stock for the foreseeable future.

Unregistered Sales of Securities. There were no sales of unregistered equity securities during the year ended December 31, 2013.

Issuer Purchases of Equity Securities. The following table contains information about our acquisitions of equity securities during the three months ended December 31, 2013:

Period	Total Number of Shares (1)	Weighted Average Price Paid Per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
October 1 - 31, 2013	500	$26.03	0	0
November 1 - 30, 2013	3,343	$27.63	0	0
December 1 - 31, 2013	9,677	$26.60	0	0
Total	13,520	$26.83	0	0

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

Stockholder Return Performance Presentation

As required by applicable rules of the SEC, the performance graph shown below was prepared based upon the following assumptions:

1.
$100 was invested in our common stock on December 31, 2008, and $100 was invested in each of the Standard & Poors 500 Index and the Standard & Poors MidCap 400 Index-Energy Sector at the closing price on December 31, 2008.

2.	Dividends are reinvested on the ex-dividend dates.

	December 31, 2008	December 31, 2009	December 31, 2010	December 31, 2011	December 31, 2012	December 31, 2013
BBG	$100	$147	$195	$161	$84	$129
S&P MidCap 400- Energy	100	183	239	214	211	266
S&P 500	100	126	146	149	172	223

Item 6.	Selected Financial Data.

The following table presents our selected historical financial data for the years ended December 31, 2013, 2012, 2011, 2010 and 2009. Future results may differ substantially from historical results because of changes in oil and gas prices, production increases or declines and other factors. This information should be read in conjunction with the consolidated financial statements and notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” presented elsewhere in this Annual Report on Form 10-K.

Selected Historical Financial Information

The consolidated statement of operations information for the years ended December 31, 2013, 2012 and 2011 and the balance sheet information as of December 31, 2013 and 2012 are derived from our audited consolidated financial statements included elsewhere in this report. The consolidated statement of operations information for the years ended December 31, 2010 and 2009 and the balance sheet information at December 31, 2011, 2010 and 2009 are derived from audited consolidated financial statements that are not included in this report. The information in this table should be read in conjunction with the consolidated financial statements and accompanying notes and other financial data included herein.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except per share data)
Statement of Operations Data:
Operating and Other Revenues:
Oil, gas and NGL production (1)	$565,555	$700,639	$780,751	$708,452	$647,839
Other	2,538	(444)	4,873	591	4,891
Total operating and other revenues	568,093	700,195	785,624	709,043	652,730
Operating Expenses:
Lease operating expense	70,217	72,734	56,603	52,040	46,492
Gathering, transportation and processing expense	67,269	106,548	93,423	69,089	56,608
Production tax expense	27,172	25,513	37,498	32,738	13,197
Exploration expense	337	8,814	3,645	9,121	3,227
Impairment, dry hole costs and abandonment expense	238,398	67,869	117,599	44,664	52,285
Depreciation, depletion and amortization expense	279,775	326,842	288,421	260,665	253,573
General and administrative expense (2)	49,069	52,222	47,744	40,884	37,940
Non-cash stock-based compensation expense (2)	15,833	16,444	19,036	16,908	16,458
Total operating expenses	748,070	676,986	663,969	526,109	479,780
Operating Income (Loss)	(179,977)	23,209	121,655	182,934	172,950
Other Income and Expense:
Interest income and other income (expense)	1,646	155	(397)	402	438
Interest expense	(88,507)	(95,506)	(58,616)	(44,302)	(30,647)
Commodity derivative gain (loss)	(23,068)	72,759	(14,263)	(10,579)	(54,567)
Gain (loss) on extinguishment of debt	(21,460)	1,601	—	—	—
Total other income and expense	(131,389)	(20,991)	(73,276)	(54,479)	(84,776)
Income (Loss) before Income Taxes	(311,366)	2,218	48,379	128,455	88,174
Provision for (Benefit from) Income Taxes	(118,633)	1,636	17,672	47,953	37,956
Net Income (Loss)	$(192,733)	$582	$30,707	$80,502	$50,218
Net Income (Loss) per Common Share:
Basic	$(4.06)	$0.01	$0.66	$1.78	$1.12
Diluted	$(4.06)	$0.01	$0.65	$1.75	$1.12
Weighted average common shares outstanding, basic	47,496.9	47,194.7	46,535.6	45,217.6	44,723.1
Weighted average common shares outstanding, diluted	47,496.9	47,354.0	47,236.7	45,877.4	45,036.0

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Selected Cash Flow and Other Financial Data:
Net income (loss)	$(192,733)	$582	$30,707	$80,502	$50,218
Depreciation, depletion, impairment and amortization	506,326	364,190	388,699	276,281	273,227
Other non-cash items	(32,600)	29,281	55,102	101,079	132,885
Change in assets and liabilities	(15,728)	(5,617)	4,840	(10,674)	24,414
Net cash provided by operating activities	$265,265	$388,436	$479,348	$447,188	$480,744
Capital expenditures (3)(4)	$474,031	$962,573	$987,341	$473,268	$406,420

(1)	Oil, gas and NGL production revenues include the effects of cash flow hedging transactions.

(2)
Non-cash stock-based compensation expense is presented herein as a separate line item but is combined with general and administrative expense in the Consolidated Statements of Operations for a total of $64.9 million, $68.7 million, $66.8 million, $57.8 million and $54.4 million for the years ended December 31, 2013, 2012, 2011, 2010 and 2009, respectively. This separate presentation is a non-GAAP measure. Management believes the separate presentation of the non-cash component of general and administrative expense is useful because the cash portion provides a better understanding of our required cash for general and administrative expense. We also believe that this disclosure allows for a more accurate comparison to our peers, which may have higher or lower non-cash stock-based compensation expense.

(3)
Excludes future reclamation liabilities of negative $6.6 million and $7.5 million, $12.1 million, $1.3 million and negative $1.2 million for the years ended December 31, 2013, 2012, 2011, 2010 and 2009, respectively, and includes exploration, dry hole and abandonment costs, which are expensed under successful efforts accounting, of $12.2 million, $39.3 million, $21.0 million, $38.2 million and $35.9 million for the years ended December 31, 2013, 2012, 2011, 2010 and 2009, respectively. Also includes furniture, fixtures and equipment costs of $1.3 million, $6.9 million, $8.9 million, $2.1 million and $2.1 million for the years ended December 31, 2013, 2012, 2011, 2010 and 2009, respectively.

(4)
Not deducted from the amount are $306.3 million, $325.3 million, $2.0 million, $2.9 million and $3.7 million of proceeds received principally from the sale of interests in oil and gas properties during the years ended December 31, 2013, 2012, 2011, 2010 and 2009, respectively.

	As of December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$54,595	$79,445	$57,331	$58,690	$54,405
Other current assets	102,652	148,894	189,012	148,958	125,634
Oil and natural gas properties, net of accumulated depreciation, depletion, amortization and impairment	2,184,183	2,584,979	2,383,196	1,796,288	1,639,212
Other property and equipment, net of depreciation	18,313	26,358	23,568	15,531	14,444
Oil and natural gas properties held for sale, net of accumulated depreciation, depletion, amortization and impairment	—	—	—	—	5,604
Other assets	21,770	29,773	34,823	19,033	26,824
Total assets	$2,381,513	$2,869,449	$2,687,930	$2,038,500	$1,866,123
Current liabilities	$192,719	$213,133	$233,198	$165,957	$153,292
Long-term debt	979,082	1,156,654	882,240	404,399	402,250
Other long-term liabilities	203,994	316,887	353,654	327,182	282,026
Stockholders' equity	1,005,718	1,182,775	1,218,838	1,140,962	1,028,555
Total liabilities and stockholders' equity	$2,381,513	$2,869,449	$2,687,930	$2,038,500	$1,866,123

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

The following discussion and analysis should be read in conjunction with the “Selected Financial Data” and the accompanying consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This section and other parts of this Annual Report on Form 10-K contain forward-looking statements that involve risks and uncertainties. See the “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this Annual Report on Form 10-K. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in “Item 1A. Risk Factors” above, which are incorporated herein by reference. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Overview

We develop oil and natural gas in the Rocky Mountain region of the United States. We seek to build stockholder value by delivering profitable growth in cash flow, reserves and production through the development of oil and natural gas assets. In order to deliver profitable growth, we allocate capital to our highest return assets, concentrate expenditures on exploiting our core assets, maintain capital discipline and optimize operations plans while upholding high-level standards for health, safety and the environment. Substantially all of our revenues are generated through the sale of oil and natural gas production and NGL recovery at market prices and from the settlement of commodity hedges. Due to current and expected commodity prices for oil, natural gas and NGLs, we are focused on developing oil assets where we have established a long-term inventory of drilling locations. As a result, we have transitioned our portfolio to have a better balance in the mix of oil, natural gas, and NGLs for both production and reserves.

We were formed in January 2002 and are incorporated in the State of Delaware. In December 2004, we completed our initial public offering of 14,950,000 shares of our common stock at a price to the public of $25.00 per share.

We are committed to exploring for, developing and producing oil, natural gas and NGLs in a responsible and safe manner. We work diligently with environmental, wildlife and community organizations to ensure that our exploration and development activities are designed with all stakeholders in mind.

While there are currently no unannounced agreements for the acquisition of any material businesses or assets, future acquisitions or dispositions could have a material impact on our financial condition and results of operations by increasing or decreasing our reserves, production and revenues as well as expenses and future capital expenditures. We currently anticipate that we would finance any future acquisitions with available borrowings under our Amended Credit Facility, sales of properties, other indebtedness, and/or debt, equity or equity-linked securities. Our prior acquisitions and capital expenditures were financed with a combination of cash on hand, funding from the sale of our equity securities, our Amended Credit Facility, other debt financing and cash flows from operations.

Beginning January 1, 2013, we modified our gas processing agreements with various processors to take title to NGLs resulting from the processing of our natural gas. Therefore, we report below reserve and production data for oil, natural gas and NGLs for periods after January 1, 2013. This is known as “three streams reporting”. For periods prior to January 1, 2013, we presented our production and reserve data for oil and natural gas, which combined NGLs with the natural gas stream, and did not separately report NGLs. This change impacts the comparability of 2013 with prior periods.

As of January 1, 2014, we are reporting reserves, production and the related metrics in Boe instead if Mcfe, because of our combined exit production rate for 2013 of 58% for oil and NGLs and as we continue to focus on the development of our oil prospects.

Because of our growth through acquisitions and, more recently, development of our properties and sale of non-core properties in 2012 and 2013, our historical results of operations and period-to-period comparisons of these results and certain financial data may not be meaningful. In addition, past results are not indicative of future results.

The following table summarizes the estimated net proved reserves and related Standardized Measure for the years indicated. The Standardized Measure is not intended to represent the current market value of our estimated oil and natural gas reserves.

	Year Ended December 31,
	2013	2012	2011
Estimated net proved reserves (MMBoe)	197.0	174.0	227.4
Standardized measure (1) (in millions)	$1,377.5	$1,166.7	$1,616.1

(1)
December 31, 2013 was based on average prices of $96.91 WTI for oil, $3.67 Henry Hub for natural gas and $39.75 for NGLs using the current SEC requirements. December 31, 2012 was based on average prices of $2.56 CIG for natural gas and $91.21 WTI for oil using the current SEC requirements. December 31, 2011 was based on average prices of $3.93 CIG for natural gas and $92.71 WTI for oil.

The following table summarizes the average sales prices received for oil, natural gas and NGLs, before the effects of hedging contracts, for the years indicated:

	Year Ended December 31,
	2013	2012	2011
Oil (per Bbl)	$82.61	$79.39	$81.97
Natural gas (per Mcf) (1)	$3.96	$4.00	$5.71
NGLs (per Bbl) (1)	$27.02	$—	$—

(1)	Prior to 2013, NGL volumes and revenues were included within natural gas production data, which impacts the comparability for the two periods presented.

The following table summarizes the average sales prices received for oil, natural gas and NGLs, after the effects of hedging contracts, for the years indicated:

	Year Ended December 31,
	2013	2012	2011
Oil (per Bbl)	$82.38	$84.96	$80.63
Natural gas (per Mcf) (1)	$4.16	$5.07	$6.46
NGLs (per Bbl) (1)	$28.31	$—	$—

(1)	Prior to 2013, NGL volumes and revenues were included within natural gas production data, which impacts the comparability for the two periods presented.

Commodity prices are inherently volatile and are influenced by many factors outside of our control. We plan our activities and capital budget using what we believe to be conservative sales price assumptions and our existing hedge position. Our strategic objective is to hedge 50% to 70% of our anticipated production on a forward 12-month basis using a combination of swaps and other financial derivative instruments. We currently have hedged approximately 65% of our expected 2014 production and 20% of our expected 2015 production at price levels that provide some economic certainty to our capital investments. We focus our efforts on increasing oil, natural gas and NGLs reserves and production while controlling costs at a level that is appropriate for long-term operations. Our future earnings and cash flows are dependent on our ability to manage our revenues and overall cost structure to a level that allows for profitable production.

Like all oil and gas exploration and production companies, we face the challenge of natural production declines. As initial reservoir pressures are depleted, oil, gas and NGLs production from a typical well naturally decreases. Thus, an oil and gas exploration and production company depletes part of its asset base with each unit of oil or natural gas it produces. We attempt to overcome this natural decline by drilling to find additional reserves and acquiring more reserves than we produce. Our future growth will depend on our ability to continue to add reserves in excess of production. We will maintain our focus on costs to add reserves through drilling and acquisitions as well as the costs necessary to produce such reserves. Our ability to add reserves through drilling is dependent on our capital resources and can be limited by many factors, including our ability to timely obtain drilling permits and regulatory approvals. See “ - Trends and Uncertainties - Regulatory Trends” below. The permitting and approval process has been more difficult in recent years than in the past due to more stringent rules, such as those enacted by the COGCC in 2009, and increased activism from environmental and other groups, which has extended the time it takes us to receive permits and other necessary approvals. Because of our relatively small size and concentrated property base, we can be disproportionately disadvantaged by delays in obtaining or failing to obtain drilling approvals compared to companies with larger or more dispersed property bases. As a result, we may be less able to shift drilling activities to areas where permitting may be easier, and we have fewer properties over which to spread the costs related to complying with these regulations and the costs or foregone opportunities resulting from delays.

Results of Operations

Year Ended December 31, 2013 Compared with Year Ended December 31, 2012

The following table sets forth selected operating data for the periods indicated:

	Year Ended December 31,		Increase (Decrease)
	2013	2012	Amount	Percent
	($ in thousands, except per unit data)
Operating Results:
Operating and Other Revenues
Oil, gas and NGL production	$565,555	$700,639	$(135,084)	(19)%
Other	2,538	(444)	2,982	*nm
Total operating and other revenues	$568,093	$700,195	$(132,102)	(19)%
Operating Expenses
Lease operating expense	$70,217	$72,734	$(2,517)	(3)%
Gathering, transportation and processing expense	67,269	106,548	(39,279)	(37)%
Production tax expense	27,172	25,513	1,659	7%
Exploration expense	337	8,814	(8,477)	(96)%
Impairment, dry hole costs and abandonment expense	238,398	67,869	170,529	*nm
Depreciation, depletion and amortization	279,775	326,842	(47,067)	(14)%
General and administrative expense (1)	49,069	52,222	(3,153)	(6)%
Non-cash stock-based compensation expense (1)	15,833	16,444	(611)	(4)%
Total operating expenses	$748,070	$676,986	$71,084	11%
Production Data (2):
Oil (MBbls)	3,495	2,687	808	30%
Natural gas (MMcf)	52,685	101,486	(48,801)	(48)%
NGLs (MBbls)	2,199	—	2,199	*nm
Combined volumes (MBoe)	14,475	19,601	(5,126)	(26)%
Daily combined volumes (Boe/d)	39,658	53,701	(14,043)	(26)%
Average Realized Prices (2)(3):
Oil (per Bbl)	$82.38	$84.96	$(2.58)	(3)%
Natural gas (per MMcf) (4)	4.16	5.07	(0.91)	(18)%
NGLs (per Bbl)	28.31	—	28.31	*nm
Combined (per Boe)	39.35	37.90	1.45	4%
Average Costs (per Boe):
Lease operating expense	$4.85	$3.71	$1.14	31%
Gathering, transportation and processing expense	4.65	5.44	(0.79)	(15)%
Production tax expense	1.88	1.30	0.58	45%
Depreciation, depletion and amortization (5)	19.33	17.49	1.84	11%
General and administrative expense (6)	3.39	2.66	0.73	27%

*	Not meaningful.

(1)
Non-cash stock-based compensation expense is presented herein as a separate line item but is combined with general and administrative expense for a total of $64.9 million and $68.7 million for the years ended December 31, 2013 and 2012, respectively, in the Consolidated Statements of Operations. This separate presentation is a non-GAAP measure. Management believes the separate presentation of the non-cash component of general and administrative expense is useful because the cash portion provides a better understanding of our required cash for general and administrative expenses. We also believe that this disclosure allows for a more accurate comparison to our peers, which may have higher or lower expenses associated with stock-based grants.

(2)	Prior to 2013, NGL volumes were included within natural gas production data, which impacts the comparability for the two periods presented.

(3)	Average realized prices shown in the table are net of the effects of all settled commodity hedging transactions related to current period production.

(4)	Natural gas prices for 2012 include the effect of NGL related production and revenue.

(5)
The DD&A per Boe as calculated based on the DD&A expense and production data presented in the table for the year ended December 31, 2012 is $16.67. However, the DD&A rate per Boe for the year ended December 31, 2012 of $17.49, as presented in the table above, excludes fourth quarter production of 911 MBoe, associated with our properties that were sold as of December 31, 2012.

(6)
Excludes non-cash stock-based compensation expense as described in Note 1 above. This presentation is a non-GAAP measure. Average costs per Boe for general and administrative expense, including non-cash stock-based compensation expense, as presented in the Consolidated Statements of Operations, were $4.48 and $3.50 for the years ended December 31, 2013 and 2012, respectively.

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

Production revenues decreased to $565.6 million for the year ended December 31, 2013 from $700.6 million for the year ended December 31, 2012. The decrease in production revenues was primarily due to a 26% decrease in production volumes, offset by an increase in average prices. The decrease in production volumes reduced production revenues by approximately $200.2 million, while the increase in average prices increased production revenues by approximately $65.2 million.

We discontinued hedge accounting as of January 1, 2012. All accumulated gains or losses related to the discontinued cash flow hedges were recorded in accumulated other comprehensive income (“AOCI”) as of January 1, 2012 and will remain in AOCI until the underlying transaction occurs. As the underlying transaction occurs, these gains or losses are reclassified from AOCI into oil, gas and NGL production revenues. The amount reclassified to oil, gas and NGL production revenues was a gain of $7.5 million and $81.2 million for the years ended December 31, 2013 and 2012, respectively.

Total production volumes of 14.5 MMBoe for the year ended December 31, 2013 decreased from 19.6 MMBoe for the year ended December 31, 2012. We completed a sale of natural gas assets on December 31, 2012, including 100% of our Wind River Basin and Powder River Basin - Coalbed Methane properties (“PRB-CBM”) and an initial 18% interest in the Gibson Gulch assets in the Piceance Basin that progresses to a 26% interest in 2016 (the “2012 Divestiture”). Lower natural gas commodity prices caused us to discontinue drilling activity in the Piceance Basin and West Tavaputs area in the Uinta Basin in 2012 to concentrate on our oil development programs, which has continued to negatively impact 2013 gas production volumes. These decreases were partially offset by a 30% overall increase in oil production with increases in the Uinta Oil Program, DJ Basin and Powder River Oil Program. Additional information concerning production is in the following table:

	Year Ended December 31, 2013				Year Ended December 31, 2012				% Increase (Decrease)
	Oil	NGL (1)	Natural Gas (1)	Total	Oil	NGL (1)	Natural Gas (1)	Total	Oil	NGL (1)	Natural Gas (1)	Total
	(MBbls)	(MBbls)	(MMcf)	(MBoe)	(MBbls)	(MBbls)	(MMcf)	(MBoe)	(MBbls)	(MBbls)	(MMcf)	(MBoe)
Piceance Basin	331	1,858	25,470	6,434	619	—	48,072	8,631	(47)%	*nm	(47)%	(25)%
Uinta- West Tavaputs	30	—	21,714	3,649	61	—	34,497	5,810	(51)%	*nm	(37)%	(37)%
Uinta Oil Program	1,996	142	3,024	2,642	1,479	—	2,653	1,921	35%	*nm	14%	38%
DJ Basin	757	195	2,016	1,288	397	—	1,264	608	91%	*nm	59%	112%
Powder River Oil	374	4	354	437	101	—	126	122	270%	*nm	181%	258%
Other (2)	7	—	107	25	30	—	14,874	2,509	(77)%	*nm	(99)%	(99)%
Total	3,495	2,199	52,685	14,475	2,687	—	101,486	19,601	30%	*nm	(48)%	(26)%

*	Not meaningful.

(1)	Prior to 2013, NGL volumes were included in natural gas production data, which impacts the comparability for the two periods presented.

(2)	Other for 2012 includes PRB–CBM natural gas volumes of 10,888 MMcf, Wind River natural gas production volumes of 3,913 MMcf and oil production of 18 MBbls.

Hedging Activities. In 2013, approximately 83% of our oil volumes, 92% of our natural gas volumes and 16% of our NGL related volumes were subject to financial hedges, which resulted in a decrease in oil revenues of $0.8 million, partially offset by increases in natural gas revenues of $10.8 million and NGL production revenues of $2.8 million after settlements for all commodity derivatives. Of the gain on total settlements of $12.8 million for the year ended December 31, 2013, a gain of $7.5 million was included in oil, gas and NGL production revenues and a gain of $5.3 million was included in commodity derivative gain (loss) in the Consolidated Statements of Operations. In 2012, approximately 76% of our oil volumes, 68% of our natural gas volumes (excluding basis only swaps, which were equivalent to 7% of our natural gas volumes), and 23% of our NGL related recoveries were subject to financial hedges, which resulted in an increase in oil revenues of $15.0 million, of which $3.9 million was included in oil, gas and NGL production revenues, and an increase natural gas revenues of $108.5 million, of which $77.2 million was included in oil, gas and NGL production revenues, after settlements for all commodity derivatives, including basis only and NGL swaps.

Other Operating Revenues. Other operating revenues increased to $2.5 million for the year ended December 31, 2013 from a loss of $0.4 million for the year ended December 31, 2012. Other operating revenues for 2013 consisted of $0.2 million in net gains realized from the sale of properties and $2.3 million of income from gathering, compression and salt water disposal fees received from third parties. The net realized gains from the sale of properties for the year ended December 31, 2013 related to a loss of $3.1 million from purchase price adjustments on the 2012 Divestiture, offset by a gain of $3.3 million from selldowns of other properties. Other operating revenues for 2012 consisted of a $4.5 million loss on the sale of our natural gas assets including 100% of our Wind River Basin and Powder River Basin coalbed methane assets, and a non-operating working interest in our Piceance Basin development property. This loss was offset by $2.7 million of income from gathering, compression and salt-water disposal fees received from third parties and $1.4 million from the sale of seismic data.

Lease Operating Expense. Lease operating expense (“LOE”) increased to $4.85 per Boe for the year ended December 31, 2013 from $3.71 per Boe for the year ended December 31, 2012. LOE on a per Boe basis is inherently higher from our oil producing properties such as those in our Uinta Oil and DJ Basin development areas. In addition, the 2012 Divestiture consisted of natural gas properties with lower LOE per Boe, which contributed to a higher comparative LOE per Boe unit cost in the year ended December 31, 2013.

Gathering, Transportation and Processing Expense. Gathering, transportation and processing (“GTP”) expense decreased to $4.65 per Boe for the year ended December 31, 2013 from $5.44 per Boe for the year ended December 31, 2012. The decrease is primarily due to an increase in oil production for the year ended December 31, 2013, which has lower GTP expense than natural gas as well as the sale of our Powder River- CBM assets as part of the 2012 Divestiture, which had higher GTP expense per Boe compared to our other assets. We have entered into long-term firm transportation contracts for a portion of our gas production from the Piceance and Uinta Basins. From time to time, the Company may sell certain portions of firm capacity on various pipelines, as business or operational conditions warrant, to mitigate our exposure on unused transportation capacity.

Production Tax Expense. Total production taxes increased to $27.2 million for the year ended December 31, 2013 from $25.5 million for the year ended December 31, 2012. Production taxes are primarily based on the wellhead values of production, which exclude gains and losses associated with hedging activities. Production taxes as a percentage of oil, natural gas and NGL sales before hedging adjustments were 4.9% and 4.1% for the years ended December 31, 2013 and December 31, 2012, respectively.

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

Exploration Expense. Exploration expense for the year ended December 31, 2013 was $0.3 million compared to $8.8 million for the year ended December 31, 2012. Exploration expense for the year ended December 31, 2013 consisted of $0.3 million for delay rentals across all basins. Exploration expense for the year ended December 31, 2012 consisted of $7.9 million of geological and geophysical seismic programs and $0.9 million for delay rentals across all basins.

Impairment, Dry Hole Costs and Abandonment Expense. Our impairment, dry hole costs and abandonment expense increased to $238.4 million for the year ended December 31, 2013 from $67.9 million for the year ended December 31, 2012.

For the year ended December 31, 2013, impairment expense was $226.6 million, abandonment expense was $10.7 million and dry hole expense was $1.1 million. The $226.6 million of impairment expense for the year ended December 31, 2013 included $207.0 million related to proved oil and gas properties and $19.6 million related to unproved oil and gas properties. We recognized $207.0 million of proved impairment expense and $2.5 million of unproved property impairment expense during the year ended December 31, 2013 related to our West Tavaputs properties based upon an analysis of the carrying value of the related properties relative to their estimated fair values. These assets were sold in December 2013. In addition, we recognized $17.1 million of impairment expense related to certain unproved oil and gas properties within exploration projects primarily as a result of no future plans to evaluate the remaining acreage and an estimated market value below our carrying value. The impairment expense contributed substantially to our net loss of $192.7 million for the year ended December 31, 2013.

For the year ended December 31, 2012, impairment expense was $37.3 million, abandonment expense associated with exploratory drilling locations was $9.6 million and dry hole costs were $21.0 million. The $37.3 million related to impairing certain unproved oil and gas properties within various exploration and development projects primarily as a result of unfavorable market conditions or no future plans to evaluate the remaining acreage. For the year ended December 31, 2012, we did not record any impairment charges related to proved oil and gas properties.

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

Dry hole costs of $1.1 million for the year ended December 31, 2013 primarily relate to additional costs on wells deemed to be dry holes in 2012. Dry hole costs of $21.0 million for the year ended December 31, 2012 primarily relate to two unsuccessful exploratory natural gas wells in the Paradox Basin and one unsuccessful exploratory well in the Alberta Basin.

Depreciation, Depletion and Amortization. DD&A decreased to $279.8 million for the year ended December 31, 2013 compared with $326.8 million for the year ended December 31, 2012. The decrease of $47.0 million was a result of a 26% decrease in production for the year ended December 31, 2013 compared with the year ended December 31, 2012, offset by an increase in the DD&A rate. The decrease in production accounted for a $89.6 million decrease in DD&A expense, while the overall increase in the DD&A rate accounted for $42.6 million of additional DD&A expense. The increase in the DD&A rate during the year ended December 31, 2013 was due to an increase in the mix of oil projects in 2013 as compared to 2012, which have higher capital costs per reserve unit compared to natural gas projects, and the sale of properties with lower DD&A rates in the 2012 Divestiture.

Under successful efforts accounting, depletion expense is calculated on a field-by-field basis based on geologic and reservoir delineation using the unit-of-production method. The capital expenditures for proved properties for each field compared to the proved reserves corresponding to each producing field to determine a depletion rate for current production. For the year ended December 31, 2013, the relationship of capital expenditures, proved reserves and production from certain producing fields yielded a depletion rate of $19.33 per Boe compared with $17.49 per Boe for the year ended December 31, 2012. Future depletion rates will be adjusted to reflect capital expenditures, proved reserve changes and well performance.

General and Administrative Expense. General and administrative expense, excluding non-cash stock-based compensation, decreased to $49.1 million for the year ended December 31, 2013 from $52.2 million for the year ended December 31, 2012. The decrease of $3.1 million was primarily the result of a 26% decrease in the number of employees as of December 31, 2013 compared to December 31, 2012, due to the Company's divestitures. General and administrative expense, excluding non-cash stock-based compensation, is a non-GAAP measure. See Note 1 to the table on page 44 for a reconciliation and explanation. On a per Boe basis, general and administrative expense, excluding non-cash stock-based compensation, increased to $3.39 in 2013 from $2.66 in 2012, primarily related to the 26% decrease in production from 2013 compared with 2012.

Non-cash charges for stock-based compensation for the years ended December 31, 2013 and 2012 were $15.8 million and $16.4 million, respectively. Non-cash stock-based compensation expense for each of the years ended December 31, 2013 and 2012 related primarily to vesting of our stock option awards and nonvested shares of common stock issued to employees.

The components of non-cash stock-based compensation for the years ended December 31, 2013 and 2012 are shown in the following table:

	Year Ended December 31,
	2013	2012
	(in thousands)
Stock options and nonvested equity shares of common stock	$14,758	$15,435
Shares issued for 401(k) plan	724	733
Shares issued for directors’ fees	351	276
Total	$15,833	$16,444

Interest Expense. Interest expense decreased to $88.5 million for the year ended December 31, 2013 from $95.5 million for the year ended December 31, 2012. The decrease for the year ended December 31, 2013 was primarily due to a lower weighted average interest rate as a result of the redemption of our 9.875% Senior Notes on July 15, 2013. Our weighted average interest rate for the year ended December 31, 2013 was 7.2% compared with 8.2% for the year ended December 31, 2012.

Commodity Derivative Gain (Loss). Commodity derivative gain (loss) was a loss of $23.1 million for the year ended December 31, 2013 compared to a gain of $72.8 million for the year ended December 31, 2012. The decrease was primarily due to a decrease in our natural gas hedging contracts as a result of lower natural gas volumes hedged and a large increase in oil futures pricing for the year ended December 31, 2013 compared with December 31, 2012.

The table below summarizes the Company's commodity derivative gains and losses that were recognized in the periods presented:

	Year Ended December 31,
	2013	2012
	(in thousands)
Realized gain on derivatives not designated as cash flow hedges	$5,315	$42,305
Unrealized gain (loss) on derivatives not designated as cash flow hedges	(28,383)	30,454
Total commodity derivative gain (loss)	$(23,068)	$72,759

Income Tax Benefit. Income tax benefit totaled $118.6 million for the year ended December 31, 2013 compared with an income tax expense of $1.6 million for the year ended December 31, 2012, resulting in effective tax rates of 38.1% and 73.8%, respectively. For both the 2013 and 2012 periods, our effective tax rate differs from the federal statutory rate primarily as a result of recording stock-based compensation expense and other operating expenses that are not deductible for income tax purposes as well as the effect of state income taxes. The effective tax rate for December 31, 2012 was exceptionally high due to the amount of non-deductible expenses relative to the low operating income coupled with the effect a statutory rate increase had on the Company’s prior year net deferred tax liability. At December 31, 2013, we had approximately $218.0 million of federal tax net operating loss carryforwards, or “NOLs”, which expire through 2033. We also had a federal alternative minimum tax credit carryforward of $0.7 million, which has no expiration date. We believe it is more likely than not that we will use these tax attributes to offset and reduce tax liabilities in future years. At December 31, 2013, the Company had approximately $5.9 million of state income tax credit carryforwards. We continue to believe it is more likely than not that this deferred tax asset will not be realized, and therefore a valuation allowance is recorded for the state tax credits.

Year Ended December 31, 2012 Compared with Year Ended December 31, 2011

The following table sets forth selected operating data for the periods indicated:

	Year Ended December 31,		Increase (Decrease)
	2012	2011	Amount	Percent
	($ in thousands, except per unit data)
Operating Results:
Operating and Other Revenues
Oil, gas and NGL production	$700,639	$780,751	$(80,112)	(10)%
Other	(444)	4,873	(5,317)	(109)%
Total operating and other revenues	$700,195	$785,624	$(85,429)	(11)%
Operating Expenses
Lease operating expense	$72,734	$56,603	$16,131	28%
Gathering, transportation and processing expense	106,548	93,423	13,125	14%
Production tax expense	25,513	37,498	(11,985)	(32)%
Exploration expense	8,814	3,645	5,169	142%
Impairment, dry hole costs and abandonment expense	67,869	117,599	(49,730)	(42)%
Depreciation, depletion and amortization	326,842	288,421	38,421	13%
General and administrative expense (1)	52,222	47,744	4,478	9%
Non-cash stock-based compensation expense (1)	16,444	19,036	(2,592)	(14)%
Total operating expenses	$676,986	$663,969	$13,017	2%
Production Data:
Oil (MBbls)	2,687	1,490	1,197	80%
Natural gas (MMcf)	101,486	97,856	3,630	4%
Combined volumes (MBoe)	19,601	17,799	1,802	10%
Daily combined volumes (Boe/d)	53,701	48,764	4,937	10%
Average Realized Prices (2):
Oil (per Bbl)	$84.96	$80.63	$4.33	5%
Natural gas (per MMcf)	5.07	6.46	(1.39)	(22)%
Combined (per Boe)	37.90	42.29	(4.39)	(10)%
Average Costs (per Boe):
Lease operating expense	$3.71	$3.18	$0.53	17%
Gathering, transportation and processing expense (3)	5.44	5.25	0.19	4%
Production tax expense	1.30	2.11	(0.81)	(38)%
Depreciation, depletion and amortization	17.49	16.20	1.29	8%
General and administrative expense (4)	2.66	2.68	(0.02)	(1)%

(1)
Non-cash stock-based compensation expense is presented herein as a separate line item but is combined with general and administrative expense in the Consolidated Statements of Operations for a total of $68.7 million and $66.8 million for the years ended December 31, 2012 and December 31, 2011, respectively. This separate presentation is a non-GAAP measure. Management believes the separate presentation of the non-cash component of general and administrative expense is useful because the cash portion provides a better understanding of our required cash for general and administrative expenses. We also believe that this disclosure allows for a more accurate comparison to our peers, which may have higher or lower expenses associated with non-cash stock-based compensation expense.

(2)	Average realized prices shown in the table are net of the effects of all settled commodity hedging transactions related to current period production.

(3)
The DD&A per Boe as calculated based on the DD&A expense and MBoe production data presented in the table for the year ended December 31, 2012 is $16.67. However, the DD&A rate per Boe for the year ended December 31, 2012 of

$17.49, as presented in the table above, excludes fourth quarter 2012 production of 911 MBoe, associated with our properties that were sold as of December 31, 2012.

(4)
Excludes non-cash stock-based compensation expense as described in Note 1 above. This presentation is a non-GAAP measure. Average costs per Boe for general and administrative expense, including non-cash stock-based compensation expense, as presented in the Consolidated Statements of Operations, were $3.50 and $3.75 for the years ended December 31, 2012 and 2011, respectively.

Production Revenues and Volumes. Production revenues decreased to $700.6 million for the year ended December 31, 2012 from $780.8 million for the year ended December 31, 2011 due to a 19% decrease in oil and natural gas prices on a per Boe basis after the effects of realized cash flow hedges, offset by a 10% increase in production. The decrease in average price reduced production revenues by approximately $144.6 million, and the net increase in production added approximately $64.4 million of production revenues.

The year ended December 31, 2011 included settlements of $99.9 million from financial hedging instruments that were designated as cash flow hedges and excluded those that did not qualify, or were not designated, as cash flow hedges such as basis only and NGL swaps. The settlements from hedging instruments that were not designated as cash flow hedges were included in the line item commodity derivative gain (loss) within other income in the Consolidated Statements of Operations. See “Commodity Derivative Gain (Loss)” below for more information related to the commodity derivative gain (loss) line item. We discontinued hedge accounting effective January 1, 2012. All accumulated gains or losses related to the discontinued cash flow hedges were recorded in AOCI effective January 1, 2012 and will remain in AOCI until the underlying transaction occurs. As the underlying transaction occurs, these gains or losses are reclassified from AOCI into oil, gas and NGL production revenues. The amount reclassified to oil, gas and NGL production revenues was a gain of $81.2 million for the year ended December 31, 2012.
Total production volumes increased to 19.6 MMBoe for the year ended December 31, 2012 from 17.8 MMBoe for the year ended December 31, 2011, primarily due to an 80% increase in oil production for the year ended December 31, 2012. Due to lower natural gas commodity prices in 2012, we discontinued drilling activity in the Piceance Basin and West Tavaputs area in the Uinta Basin to concentrate on our oil development programs. In addition, we completed a sale of natural gas assets including 100% of our Wind River Basin and Powder River Basin coalbed methane properties, and an initial 18% interest in the Gibson Gulch assets in the Piceance Basin that progresses to a 26% interest in 2016, as of December 31, 2012. Additional information concerning production is in the following table:

	Year Ended December 31, 2012			Year Ended December 31, 2011			% Increase (Decrease)
	Oil	Natural Gas	Total	Oil	Natural Gas	Total	Oil	Natural Gas	Total
	(MBbls)	(MMcf)	(MBoe)	(MBbls)	(MMcf)	(MBoe)	(MBbls)	(MMcf)	(MBoe)
Piceance Basin	619	48,072	8,631	540	45,606	8,141	15%	5%	6%
Uinta- West Tavaputs	61	34,497	5,810	54	31,719	5,341	13%	9%	9%
Uinta Oil Program	1,479	2,653	1,921	779	1,575	1,042	90%	68%	84%
DJ Basin	397	1,264	608	47	270	92	*nm	*nm	*nm
Powder River Oil	101	126	122	40	104	57	153%	21%	114%
Other	30	14,874	2,509	30	18,582	3,126	—%	(20)%	(20)%
Total	2,687	101,486	19,601	1,490	97,856	17,799	80%	4%	10%

*	Not meaningful.

Hedging Activities. In 2012, approximately 76% of our oil volumes, 68% of our natural gas volumes (excluding basis-only swaps, which were equivalent to 7% of our natural gas volumes) and 23% of our NGL-related recoveries were subject to financial hedges, which resulted in an increase in oil revenues of $15.0 million, of which $3.9 million was included in the oil, gas and NGL production revenue line item, and an increase in natural gas revenues of $108.5 million, of which $77.2 million was included in the oil, gas and NGL production revenue line item, after settlements for all commodity derivatives, including basis-only and NGL swaps. In 2011, approximately 67% of our natural gas volumes (excluding basis-only swaps, which were equivalent to 7% of our natural gas volumes), 53% of our NGL related recoveries and 66% of our oil volumes were subject to financial hedges, which resulted in a decrease in oil revenues of $2.0 million and an increase in natural gas revenues of $73.9 million after settlements for all commodity derivatives, including basis-only and NGL swaps. The increase in oil and natural gas hedge related revenues primarily resulted from lower average oil and natural gas prices during the year ended December 31, 2012 as compared to the year ended December 31, 2011.

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

Lease Operating Expense. Lease operating expense increased to $3.71 per Boe for the year ended December 31, 2012 from $3.18 per Boe for the year ended December 31, 2011. The increase in lease operating expense is primarily related to oil producing properties in the Uinta and DJ Basins with inherently higher lifting costs per Boe compared to our natural gas properties.

Gathering, Transportation and Processing Expense. GTP expense increased to $5.44 per Boe for the year ended December 31, 2012 from $5.25 per Boe for the year ended December 31, 2011. The increase for the year ended December 31, 2012 is primarily related to decreased drilling activity in the West Tavaputs area of the Uinta Basin due to lower gas prices. As a result of decreased drilling in 2012 and future years, we incurred a one-time charge of $4.4 million for deferred processing and gathering costs that we did not expect to recover in future years.

We entered into long-term firm transportation agreements for a portion of our natural gas production to guarantee capacity on major pipelines and reduce the risk and impact related to possible production curtailments that may arise due to limited pipeline capacity. The majority of our long-term firm transportation and processing agreements were for gas production in the Piceance and Uinta Basins. Included in GTP expense are $2.30 and $1.98 per Boe of firm transportation and gathering expense and $0.32 and $0.28 per Boe of firm processing expense from long-term contracts for the years ended December 31, 2012 and 2011, respectively. In connection with the 2012 Divestiture, our long-term firm transportation agreements related to this area were assumed by the purchaser.

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

Unproved oil and gas properties are also assessed periodically for impairment on a property-by-property basis based on remaining lease terms, drilling results, reservoir performance, commodity price outlooks or future plans to develop existing acreage. We recorded non-cash impairment charges of $37.3 million and $17.5 million for the years ended December 31, 2012 and December 31, 2011, respectively, related to certain unproved oil and gas properties within various exploration and development projects primarily as a result of unfavorable natural gas exploratory results, unfavorable market conditions or discontinuing evaluation of the remaining acreage. We generally expect impairments of unproved properties to be more likely to occur in periods of low commodity prices because we will be less likely to devote capital to exploration activities.

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

Depreciation, Depletion and Amortization. DD&A increased to $326.8 million for the year ended December 31, 2012 compared with $288.4 million for the year ended December 31, 2011. The increase of $38.4 million was a result of a 10% increase in production for the year ended December 31, 2012 compared with the year ended December 31, 2011 coupled with an increase in the DD&A rate. The increase in production accounted for $14.4 million of additional DD&A expense, while the overall increase in the DD&A rate accounted for a $24.0 million increase in DD&A expense. The increase in the DD&A rate during the year ended December 31, 2012 was due to an increase in the mix of oil projects, which have higher capital costs per reserve unit compared to natural gas projects, completed during the year ended December 31, 2012 compared to the year ended December 31, 2011.

Under successful efforts accounting, depletion expense is calculated on a field-by-field basis based on geologic and reservoir delineation using the unit-of-production method. The capital expenditures for proved properties for each field compared to the proved reserves corresponding to each producing field determine a depletion rate for current production. For the year ended December 31, 2012, the relationship of capital expenditures, proved reserves and production from certain producing fields yielded a depletion rate of $17.49 per Boe compared with $16.20 per Boe for the year ended December 31, 2011. Future depletion rates will be adjusted to reflect capital expenditures, changes in commodity prices, proved reserve changes and well performance.

General and Administrative Expense. General and administrative expense, excluding non-cash stock-based compensation, increased to $52.2 million for the year ended December 31, 2012 from $47.7 million for the year ended December 31, 2011. General and administrative expense, excluding non-cash stock-based compensation, is a non-GAAP measure. See Note 1 to the table on page 49 for a reconciliation and explanation. This increase was primarily due to increased employee compensation and benefits expense, including severance costs incurred in 2012. On a per Boe basis, general and administrative expense, excluding non-cash stock based compensation, decreased to $2.66 in 2012 from $2.68 in 2011, due to the 10% increase in production from 2011 to 2012, offset by a 9% increase in general and administrative expenses in 2012.

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

Income Tax Expense. Income tax expense totaled $1.6 million and $17.7 million for the years ended December 31, 2012 and 2011, respectively, resulting in effective tax rates of 73.8% and 36.5%, respectively. Our effective tax rate differs from the federal statutory rate primarily because we recorded stock-based compensation expense and other operating expenses that are not deductible for income tax purposes as well as the effect of state income taxes. The effective tax rate increase from 2011 to 2012 was primarily the result of the decrease in operating income coupled with an increase in unfavorable book to tax differences affecting the tax rate calculation, which was primarily a decrease in tax deductible compensation related to incentive stock options. Additionally, a greater proportion of our operating revenue was attributable to higher tax rate jurisdictions, which increased the overall statutory tax rate. The effect of this rate increase on our prior year net deferred tax liability was included in income tax expense for the year ended December 31, 2012. At December 31, 2012, we had approximately $107.9 million of federal tax NOLs, which expire through 2032. We also had a federal alternative minimum tax credit carryforward of $1.3 million, which has no expiration date. We believe it is more likely than not that we will use these tax attributes to offset and reduce current tax liabilities in future years. During the year ended December 31, 2012, due to a Colorado limitation on the ability to utilize state NOLs, we released $0.5 million of the previously recorded valuation allowance against state income tax credit carryforwards. The remaining $4.6 million deferred tax asset related to state income tax credit carryforwards continues to have a valuation allowance against it. We believe it is more likely than not that this deferred tax asset will not be realized.
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
At December 31, 2013, we had cash and cash equivalents of $54.6 million and a $115.0 million balance outstanding under our Amended Credit Facility. Our borrowing base is dependent on our proved reserves and hedge position and was, as of December 31, 2013, $625.0 million based on our June 30, 2013 proved reserves, adjusted for the sale of our West Tavaputs properties, and hedge position. Our borrowing capacity is reduced by a $26.0 million letter of credit.

Cash Flow from Operating Activities
Net cash provided by operating activities was $265.3 million, $388.4 million and $479.3 million in 2013, 2012 and 2011, respectively. The changes in net cash provided by operating activities are discussed above in “Results of Operations”. The decrease in net cash provided by operating activities for the year ended December 31, 2013 compared to 2012 and 2011 was largely due to our asset sales, the 26% decrease in production volumes in 2013 and an increase in operating costs.

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

To mitigate some of the potential negative impact on cash flow caused by changes in oil, natural gas and NGL prices, we have entered into financial commodity swap contracts to receive fixed prices for a portion of our production revenue. We typically hedge a fixed price for natural gas at our sales points (NYMEX less basis) to mitigate the risk of differentials to the NYMEX Henry Hub Index. At December 31, 2013, we had in place crude oil swaps covering portions of our 2014, 2015 and 2016 production, natural gas swaps covering portions of our 2014 and 2015 production and NGL swaps covering portions of our 2014 production.

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

At December 31, 2013, the estimated fair value of all of our commodity derivative instruments was a net liability of $3.3 million, comprised of current and noncurrent assets and liabilities. We elected to discontinue cash flow hedge accounting effective January 1, 2012. We will reclassify the appropriate cash flow hedge amounts from AOCI, related to hedges designated as cash flow hedges prior to January 1, 2012, to gains and losses included in oil, natural gas and NGL production revenues as the hedged production quantities are produced.

The table below summarizes the realized and unrealized gains and losses that we recognized related to our oil, natural gas and NGL derivative instruments for the periods indicated:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Commodity derivative settlements on derivatives designated as cash flow hedges (1)	$7,463	$81,166	$99,922
Realized gains (losses) on derivatives not designated as cash flow hedges (2)	$5,315	$42,305	$(28,054)
Unrealized ineffectiveness gains (losses) recognized on derivatives designated as cash flow hedges	—	—	1,026
Unrealized gains (losses) on derivatives not designated as cash flow hedges (2)	(28,383)	30,454	12,765
Total commodity derivative gain (loss)	$(23,068)	$72,759	$(14,263)

(1)	Included in oil, gas and NGL production revenues in the Consolidated Statements of Operations.

(2)	Included in commodity derivative gain (loss) in the Consolidated Statements of Operations.

The following table summarizes all of our hedges in place as of December 31, 2013:

Contract	Total Hedged Volumes	Quantity Type	Weighted Average Fixed Price	Index Price	Fair Market Value (in thousands)
Swap Contracts:
2014
Oil	3,211,400	Bbls	$94.08	WTI	$(4,984)
Natural gas	24,335,000	MMBtu	$3.98	NWPL	(640)
Natural gas liquids (1)	235,714	Bbls	$55.55	Mt. Belvieu	(193)
2015
Oil	1,348,700	Bbls	$89.04	WTI	970
Natural gas	3,650,000	MMbtu	$4.25	NWPL	1,258
2016
Oil	91,000	Bbls	$87.69	WTI	301
Total					$(3,288)

The following table includes all hedges entered into subsequent to December 31, 2013 through January 24, 2014:

Contract	Total Hedged Volumes	Quantity Type	Weighted Average Fixed Price	Index Price
Swap Contracts:
2014
Natural gas liquids (2)	83,334	Bbls	$53.07	Mt. Belvieu

(1)	Weighted average fixed price includes propane and natural gasoline hedges.

(2)	Weighted average fixed price includes propane, normal butane and isobutane hedges.

By removing the price volatility from a portion of our oil related revenue for 2014, 2015 and 2016, natural gas related revenue for 2014 and 2015 and NGL related revenue for 2014, we have mitigated, but not eliminated, the potential effects of changing prices on our operating cash flow for those periods. While mitigating negative effects of falling commodity prices, these derivative contracts also limit the benefits we would receive from increases in commodity prices.

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
Capital Expenditures
Our capital expenditures are summarized in the following tables for the periods indicated:

	Year Ended December 31,
Basin/Area	2013	2012	2011
	(in millions)
Piceance	$3.9	$207.7	$209.2
Uinta – West Tavaputs	—	106.5	269.1
Uinta Oil Program	204.4	314.5	250.5
DJ	209.3	226.2	181.7
Powder River Oil	52.3	47.4	47.2
Other	4.1	60.3	29.6
Total	$474.0	$962.6	$987.3

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Acquisitions of proved and unproved properties and other real estate	$16.2	$168.5	$350.2
Drilling, development, exploration and exploitation of oil and natural gas properties (1)	456.2	778.4	624.6
Geologic and geophysical costs	0.3	8.8	3.6
Furniture, fixtures and equipment	1.3	6.9	8.9
Total (2)(3)	$474.0	$962.6	$987.3

(1)	Includes related gathering and facilities costs.

(2)
For the year ended December 31, 2013, 2012 and 2011, we received $306.3 million, $325.3 million and $2.0 million, respectively, of proceeds principally from the sale of interests in oil and gas properties, which are not deducted from the capital expenditures presented above.

(3)
Excludes future reclamation liabilities of negative $6.6 million, $7.5 million and $12.1 million for the years ended December 31, 2013, 2012 and 2011, respectively, and includes exploration, dry hole and abandonment costs, which are expensed under successful efforts accounting, of $12.2 million, $39.3 million and $21.0 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Capital expenditures for acquisitions of proved and unproved properties and other real estate were $16.2 million for the year ended December 31, 2013. This was primarily related to acquisitions of unproved properties in the DJ, Powder River and Uinta Basins. The decrease in drilling, development, exploration and exploitation of oil and natural gas properties to $456.2 million for the year ended December 31, 2013 from $778.4 million for the year ended December 31, 2012 primarily related to a decrease in development drilling and completion activities within the Uinta and Piceance Basins.

Capital expenditures for acquisitions of proved and unproved properties and other real estate were $168.5 million for the year ended December 31, 2012. This was primarily related to our acquisitions of proved and unproved properties in the DJ, Powder River and Uinta Basins. The increase in drilling, development, exploration and exploitation of oil and natural gas properties to $778.4 million from $624.6 million for the year ended December 31, 2011 related to an increase in development drilling and completion activities within the Uinta, Powder River and DJ Basins.

Our current estimated capital expenditure budget in 2014 is $500.0 million to $550.0 million, with all drilling activities targeting oil. The budget includes facilities costs and excludes acquisitions. We may adjust capital expenditures throughout the year as business conditions and operating results warrant. If we are successful in exploratory activities or overcoming legal and regulatory hurdles, we may consider increasing our capital budget. We believe that we have sufficient available liquidity through 2014 with available cash under the Amended Credit Facility, our hedge positions and cash flow from operations to fund our budgeted capital expenditures. Future cash flows are subject to a number of variables, including our level of oil and natural gas production, commodity prices and operating costs. There can be no assurance that operations and other capital resources will provide sufficient amounts of cash flow to maintain planned levels of capital expenditures.

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

Financing Activities

Amended Credit Facility. Our Amended Credit Facility has a maturity date of October 31, 2016, and current commitments and borrowing base of $625.0 million. Interest rates are LIBOR plus applicable margins of 1.5% to 2.5% or ABR plus 0.5% to 1.5% and the commitment fee is between 0.375% to 0.5% based on borrowing base utilization. The average annual interest rates incurred on the Amended Credit Facility were 2.0% and 2.2% for the years ended December 31, 2013 and 2012, respectively. The maximum balance outstanding on the Amended Credit Facility in 2013 was $420.0 million and the average balance for the year ended December 31, 2013 was $183.8 million.

The borrowing base is required to be re-determined twice per year. Our borrowing base is dependent on our proved reserves and was, as of December 31, 2013, $625.0 million based on our June 30, 2013 proved reserves, adjusted for the sale of our West Tavaputs properties, hedge position and senior debt outstanding. Our borrowing capacity is reduced by a $26.0 million letter of credit. Future semi-annual borrowing bases under our Amended Credit Facility will be computed based on proved oil, natural gas and NGL reserves, hedge positions and estimated future cash flows from those reserves, as well as any other outstanding debt of the Company.

The Amended Credit Facility is secured by oil and natural gas properties representing at least 80% of the value of our proved reserves and the pledge of all of the stock of our subsidiaries. The Amended Credit Facility also contains certain financial covenants. We are currently in compliance with all financial covenants and have complied with all financial covenants since origination. As of December 31, 2013, we had $115.0 million outstanding under the Amended Credit Facility. As credit support for future payment under a contractual obligation, a $26.0 million letter of credit was issued under the Amended Credit Facility, which reduced the borrowing capacity of the Amended Credit Facility to $484.0 million as of December 31, 2013.

9.875% Senior Notes Due 2016. On July 15, 2013, we redeemed the entire outstanding $250.0 million principal amount of 9.875% Senior Notes for a redemption price of 104.938% of the principal amount of the notes, or $262.3 million. Unamortized debt discount and deferred financing costs related to the notes resulted in a loss upon settlement of $21.5 million for the year ended December 31, 2013.

5% Convertible Senior Notes Due 2028. On March 12, 2008, we issued $172.5 million aggregate principal amount of Convertible Notes. On March 20, 2012, $147.2 million of the outstanding principal amount, or approximately 85% of the outstanding Convertible Notes, were put to us and were redeemed by us at par. We settled the notes in cash. After the redemption, $25.3 million aggregate principal amount of the Convertible Notes was outstanding. The Convertible Notes mature on March 15, 2028, unless earlier converted, redeemed or purchased by us. The Convertible Notes are senior unsecured obligations and rank equal in right of payment to all of our existing and future senior unsecured indebtedness, are senior in right of payment to all of our future subordinated indebtedness, and are effectively subordinated to all of our secured indebtedness with respect to the collateral securing such indebtedness. The Convertible Notes are structurally subordinated to all present and future secured and unsecured debt and other obligations of our subsidiaries. The Convertible Notes are fully and unconditionally guaranteed by the subsidiaries that guarantee our indebtedness under the Amended Credit Facility, the 7.625% Senior Notes and the 7.0% Senior Notes.

The Convertible Notes bear interest at a rate of 5% per annum, payable semi-annually in arrears on March 15 and September 15 of each year. Holders of the remaining Convertible Notes may require us to purchase all or a portion of their Convertible Notes for cash on each of March 20, 2015, March 20, 2018 and March 20, 2023 at a purchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest, if any, up to but excluding the applicable purchase date. We have the right at any time with at least 30 days’ notice to call the Convertible Notes and redeem at par.

7.625% Senior Notes Due 2019. On September 27, 2011, we issued $400.0 million in principal amount of 7.625% Senior Notes due 2019 at par. The 7.625% Senior Notes mature on October 1, 2019. Interest is payable in arrears semi-annually on April 1 and October 1 beginning April 1, 2012. The 7.625% Senior Notes are senior unsecured obligations and rank equal in right of payment with all of our other existing and future senior unsecured indebtedness, including the Convertible Notes and 7.0% Senior Notes. The 7.625% Senior Notes are fully and unconditionally guaranteed by our subsidiaries that guarantee our indebtedness under the Amended Credit Facility, the Convertible Notes and the 7.0% Senior Notes. The 7.625% Senior Notes include certain covenants that limit our ability to incur additional indebtedness, make restricted payments, create liens or sell assets and that prohibit us from paying dividends. We are currently in compliance with all financial covenants and have complied with all financial covenants since issuance. The 7.625% Senior Notes are redeemable at our option beginning on and after October 1, 2015 at a redemption price of 103.813% of the principal amount of the notes.

7.0% Senior Notes Due 2022. On March 12, 2012, we issued $400.0 million in aggregate principal amount of 7.0% Senior Notes due 2022 at par. The 7.0% Senior Notes mature on October 15, 2022. Interest is payable in arrears semi-annually on April 15 and October 15 of each year beginning October 15, 2012. The 7.0% Senior Notes are senior unsecured obligations and rank equal in right of payment with all of our other existing and future senior unsecured indebtedness, including the Convertible Notes and 7.625% Senior Notes. The 7.0% Senior Notes are fully and unconditionally guaranteed by our subsidiaries that guarantee our indebtedness under the Amended Credit Facility, the Convertible Notes and the 7.625% Senior Notes. The 7.0% Senior Notes include certain covenants that limit our ability to incur additional indebtedness, make restricted payments, create liens or sell assets and that prohibit us from paying dividends. We are currently in compliance with all financial covenants and have complied with all financial covenants since issuance. The 7.0% Senior Notes are redeemable at our option beginning on and after October 15, 2017 at a redemption price of 103.5% of the principal amount of the notes.

Lease Financing Obligation Due 2020. On July 23, 2012, we entered into a lease financing arrangement with Bank of America Leasing & Capital, LLC as the lead bank (the “Lease Financing Obligation”) whereby we received $100.8 million through the sale and subsequent leaseback of existing compressors and related facilities owned by us. The Lease Financing Obligation expires on August 10, 2020, and we have the option to purchase the equipment at the end of the lease term for the then current fair market value. The Lease Financing Obligation also contains an early buyout option where we may purchase the equipment for $36.6 million on February 10, 2019. The lease payments related to the equipment are recognized as principal and interest expense based on a weighted average implicit interest rate of 3.3%. As part of the purchase and sale agreement for our West Tavaputs natural gas properties in the Uinta Basin, the purchaser assumed approximately 51% of the Lease Financing Obligation, including the buy out option, leaving $43.3 million outstanding principal as of December 31, 2013.

Our outstanding debt is summarized below:

		As of December 31, 2013			As of December 31, 2012
	Maturity Date	Principal	Unamortized Discount	Carrying Amount	Principal	Unamortized Discount	Carrying Amount
		(in thousands)
Amended Credit Facility (1)	October 31, 2016	$115,000	$—	$115,000	$—	$—	$—
9.875% Senior Notes (2)	July 15, 2016	—	—	—	250,000	(7,209)	242,791
Convertible Notes (3)	March 15, 2028 (4)	25,344	—	25,344	25,344	—	25,344
7.625% Senior Notes (5)	October 1, 2019	400,000	—	400,000	400,000	—	400,000
7.0% Senior Notes (6)	October 15, 2022	400,000	—	400,000	400,000	—	400,000
Lease Financing Obligation (7)	August 10, 2020	43,329	—	43,329	97,596	—	97,596
Total Debt		$983,673	$—	$983,673	$1,172,940	$(7,209)	$1,165,731
Less: Current Portion of Long-Term Debt		4,591	—	4,591	9,077	—	9,077
Total Long-Term Debt		$979,082	$—	$979,082	$1,163,863	$(7,209)	$1,156,654

(1)	The recorded value of the Amended Credit Facility approximates its fair value due to its floating rate structure and on financing terms currently available to the Company.

(2)
The aggregate estimated fair value of the 9.875% Senior Notes was $271.9 million as of December 31, 2012 based on reported market trades of these instruments. We redeemed these notes in full on July 15, 2013.

(3)
The aggregate estimated fair value of the Convertible Notes was approximately $25.1 million and $25.3 million as of December 31, 2013 and 2012, respectively, based on reported market trades of these instruments.

(4)
We have the right at any time with at least 30 days’ notice to call the Convertible Notes, and the holders have the right to require us to purchase the notes on each of March 20, 2015, March 20, 2018 and March 20, 2023.

(5)
The aggregate estimated fair value of the 7.625% Senior Notes was approximately $430.2 million and $435.0 million as of December 31, 2013 and 2012, respectively, based on reported market trades of these instruments.

(6)
The aggregate estimated fair value of the 7.0% Senior Notes was approximately $417.0 million and $413.8 million as of December 31, 2013 and 2012, respectively, based on reported market trades of these instruments.

(7)
The aggregate estimated fair value of the Lease Financing Obligation was approximately $41.7 million and $97.7 million as of December 31, 2013 and 2012, respectively. Because there is no active, public market for the Lease Financing

Obligation, the aggregate estimated fair value was based on market-based parameters of comparable term secured financing instruments.
Credit Ratings. Our credit risk is evaluated by two independent rating agencies based on publicly available information and information obtained during our ongoing discussions with the rating agencies. Moody’s Investor Services and Standard & Poor’s Rating Services currently rate our 7.625% Senior Notes and 7.0% Senior Notes and have assigned a credit rating. We do not have any provisions that are linked to our credit ratings, nor do we have any credit rating triggers that would accelerate the maturity of amounts due under our Amended Credit Facility, the Convertible Notes, the 7.625% Senior Notes or the 7.0% Senior Notes. However, our ability to raise funds and the costs of any financing activities will be affected by our credit rating at the time any such financing activities are conducted.

Contractual Obligations. A summary of our contractual obligations as of and subsequent to December 31, 2013 is provided in the following table:

	Payments Due By Year
	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter	Total
	(in thousands)
Notes payable (1)	$553	$553	$115,553	$553	$182	$—	$117,394
7.625% Senior Notes (2)	30,500	30,500	30,500	30,500	30,500	422,875	575,375
7.0% Senior Notes (3)	28,000	28,000	28,000	28,000	28,000	506,167	646,167
Convertible Notes (4)	1,267	25,622	—	—	—	—	26,889
Lease Financing Obligation (5)	5,942	5,942	5,942	5,942	5,942	9,901	39,611
Purchase commitments (6)(7)	—	1,695	—	—	—	—	1,695
Drilling rig commitments (7)(8)	2,952	—	—	—	—	—	2,952
Office and office equipment leases and other (9)(10)	4,655	10,014	2,678	2,517	2,525	633	23,022
Firm transportation and processing agreements (7)(11)	36,905	36,717	35,466	33,085	33,521	63,813	239,507
Asset retirement obligations (12)	3,805	693	882	663	696	36,266	43,005
Derivative liability (13)	5,988	12	—	—	—	—	6,000
Total	$120,567	$139,748	$219,021	$101,260	$101,366	$1,039,655	$1,721,617

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

(6)
We have one take-or-pay carbon dioxide purchasing agreement that expires in December 2015. The agreement imposes a minimum volume commitment to purchase CO2 at a contracted price. The contract provides CO2 used in fracture stimulation operations. If we do not take delivery of the minimum volume required, we are obligated to pay for the deficiency. As of December 31, 2013, $1.7 million of the future commitment was due by December 31, 2015.

(7)
The values in the table represent the gross amounts that we are financially committed to pay. However, we will record in our financial statements our proportionate share based on our working interest and net revenue interest, which will vary from property to property.

(8)
We currently have one drilling rig under contract. This contract expires in 2014. This contract may be terminated prior to the expiration date but we would be required to pay a penalty computed at $3.0 million as of December 31, 2013. All other rigs currently performing work for us are on a well-by-well basis and, therefore, can be released without penalty at the conclusion of drilling on the current well. These latter types of drilling obligations have not been included in the table above.

(9)	The lease for our principal offices in Denver extends through March 2019.

(10)
We have entered into a drilling carry agreement in the amount of $8.5 million related to acreage in the Powder River Basin. As of December 31, 2013, we have satisfied $1.6 million of this agreement. If we do not satisfy the carry amount by October 1, 2015, the remaining balance must be remitted.

(11)
We have entered into contracts that provide firm processing rights and firm transportation capacity on pipeline systems. The remaining terms on these contracts range from 2 to 8 years and require us to pay transportation demand and processing charges regardless of the amount of gas we deliver to the processing facility or pipeline.

(12)
Neither the ultimate settlement amounts nor the timing of our asset retirement obligations can be precisely determined in advance. See “Critical Accounting Policies and Estimates” below for a more detailed discussion of the nature of the accounting estimates involved in estimating asset retirement obligations.

(13)
Derivative liabilities represent the net fair value for oil, gas and NGL commodity derivatives presented as liabilities in our Consolidated Balance Sheets as of December 31, 2013. The ultimate settlement amounts of our derivative liabilities are unknown because they are subject to continuing market fluctuations. See “Critical Accounting Policies and Estimates” in Part II, Item 7 of this Annual Report on Form 10-K for a more detailed discussion of the nature of the accounting estimates involved in valuing derivative instruments.

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

Federal. Federal leases make up approximately 32% of our leaseholds. At the federal level, the policies of the current administration and the Department of the Interior have resulted in a more restrictive regulatory environment for oil and gas activities on public lands. The Secretary of Interior has issued policy directives that require additional analysis prior to leasing federal lands. These policies are directed at reducing controversy and improving predictability of the leasing process. We believe that until these policies are implemented and the requisite analyses are completed, the rate of federal leasing will decrease. The BLM and the U.S. Forest Service also have withdrawn parcels from planned lease sales in areas near our operations. A lawsuit seeks review of federal resource management plans prepared by the BLM for areas of Utah, including areas in which we operate. If this challenge is successful, it could impact our ability to operate and to obtain additional leases in the area. Additional litigation seeking to halt our and other companies’ exploration and development activities throughout the Rockies can be expected. Proposals to cause expiration of undeveloped leases, to further limit funding for processing of federal drilling permits and to eliminate categorical exclusions for oil and gas activities have been reintroduced.

State. We also are experiencing increased attempts to more strictly regulate oil and gas activities at the state level. New rules and policies have been imposed by the COGCC requiring disclosure of chemicals used in hydraulic fracturing, ground water monitoring and setbacks from occupied structures and existing wells. Legislation has been introduced in other states that is similar to the rules adopted in Colorado. Several states also have proposed severance tax increases.

Local. Counties and municipalities regulate oil and gas activities primarily through local land use rules. Most counties and municipalities where we operate require special use permits for activities that previously were regulated by the states, adding new requirements and delays over previous operations. We expect additional attempts to regulate activities related to oil and gas operations by local governments, including potential moratoria or bans on hydraulic fracturing.

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

Hydraulic Fracturing. The well completion technique known as hydraulic fracturing to stimulate production of natural gas and oil has come under increased scrutiny by the environmental community, and local, state and federal jurisdictions. Hydraulic fracturing involves the injection of water, sand and additives under pressure, usually down casing that is cemented in the wellbore, into prospective rock formations at depth to stimulate oil and natural gas production. We use this completion technique on substantially all our wells. In reaction to the increased scrutiny of this technique, moratoria have been imposed in certain localities where we do not have operations and legislation proposed at federal, state and local levels. Although it is not possible at this time to predict the final outcome of the proposed legislation regarding hydraulic fracturing, any new restrictions on hydraulic fracturing that may be imposed in areas in which we conduct business could result in increased compliance costs or additional operating restrictions and, if the use of hydraulic fracturing is limited or prohibited, would lead to our inability to access, develop and record natural gas and oil reserves in the future.

Air Quality Regulation. The EPA regulates the level of ozone in ambient air and is proposing to lower the allowed level of ozone. Because of certain climate processes, most of the Rockies, where we operate, have higher levels of ozone. As a result of these existing and possibly more stringent standards, we may not be able to obtain permits necessary to construct and operate new facilities, or, if we obtain the permits, the added costs to comply with the requirements could substantially increase our operating expenses, which would reduce our profits or make certain operations uneconomic. In addition, at the state level, air quality regulations in Colorado may become more stringent and in all states permits for air emissions may take longer to obtain, which would delay our ability to produce.

Potential Impacts of Regulatory Trends. The increase in regulatory burdens and potential for continued lawsuits seeking to block activities as described above is likely to cause delays to our planned activities and could prevent some of these activities. This is expected to increase our costs and could result in lower production and reserves as our properties naturally decline without replacement production and reserves from new wells in addition to a reduction in the value of our accumulated leases, especially federal leases which make up approximately 32% of our leaseholds. For example, until we obtain regulatory approvals to commence activities in our Cottonwood Gulch area, we are unable to record additional reserves in this area. We currently are unable to estimate the total magnitude of these potential impacts.

Declining Commodity Prices. In 2012, natural gas prices were the lowest in over 10 years due to oversupply and low demand as a result of a mild winter. Certain NGL prices (ethane and propane) also were negatively impacted by the low natural gas prices and oversupply. In 2013, natural gas prices improved slightly but the U.S continues to produce record volumes. Oil prices remained relatively strong due to macroeconomic factors and geopolitical concerns. If natural gas prices remain low for an extended period of time, it will affect the timing of when we would drill in our Piceance properties, which could affect future growth rates and cause certain proved undeveloped reserves to be removed from our proved reserves estimates if they will not be drilled within five years. If oil prices decline materially from current levels, drilling in our DJ and Uinta Oil projects may become uneconomic, which could affect future drilling plans and growth rates. Low commodity prices impact our revenue, which we partially mitigate with our hedging program. We currently have hedged approximately 65% of our expected 2014 production and 20% of our expected 2015 production at price levels that provide some economic certainty to our capital investments. Continued low commodity prices make it more challenging to achieve high hedged prices levels. Low commodity prices also increase the likelihood of impairments.

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

Oil and Gas Properties

Our oil, natural gas and NGL exploration, development and production activities are accounted for using the successful efforts method. Under this method, all property acquisition costs and costs of exploratory and development wells are capitalized when incurred, pending determination of whether the property has proved reserves. If an exploratory well does not find proved reserves, the costs of drilling the well are charged to expense and included within cash flows from investing activities in the Consolidated Statements of Cash Flows. The costs of development wells are capitalized whether productive or nonproductive. All exploratory wells are evaluated for economic viability within one year of well completion, and the related capitalized costs are reviewed quarterly. Exploratory wells that discover potentially economic reserves in areas where a major capital expenditure would be required before production could begin and where the economic viability of that major capital expenditure depends upon the successful completion of further exploratory work in the area remain capitalized if the well finds a sufficient quantity of reserves to justify its completion as a producing well, and we are making sufficient progress assessing the reserves and the economic and operating viability of the project. Oil and gas lease acquisition costs are also capitalized. Interest cost is capitalized as a component of property cost for significant exploration and development projects that require greater than six months to be readied for their intended use.

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

Unproved oil and gas property costs are transferred to proved oil and gas properties if the properties are subsequently determined to be productive. Proceeds from sales of partial interests in unproved leases are accounted for as a recovery of cost without recognizing any gain until all costs are recovered. Unproved oil and gas properties are assessed periodically for impairment on a property-by-property basis based on remaining lease terms, drilling results, reservoir performance, commodity price outlooks or future plans to develop acreage and allocate capital. During the year ended December 31, 2013, we recorded impairment charges of $17.1 million related to certain unproved oil and gas properties within exploration projects primarily as a result of no future plans to evaluate the remaining acreage and an estimated market value below our carrying value. In addition, we recorded impairment charges of $2.5 million related to our West Tavaputs unproved properties based upon an analysis of the carrying value of the related properties relative to their estimated fair values. We sold these assets in December 2013. During the year ended December 31, 2012, we recorded impairment charges of $37.3 million of the carrying value of unevaluated oil and gas properties related to certain unproved oil and gas properties within exploration projects primarily as a result of unfavorable natural gas exploratory results, unfavorable market conditions or no future plans to evaluate the remaining acreage. We generally expect impairments of unproved properties to be more likely to occur in periods of low commodity prices because we will be less likely to devote capital to exploration activities. We continue to review our acreage position and future drilling plans based on the current price environment. If our attempts to market interests in certain of our properties to industry partners are unsuccessful, we may record additional leasehold impairments and abandonments in exploration projects.

We review our proved oil and natural gas properties for impairment on an annual basis or whenever events and circumstances indicate that a decline in the recoverability of their carrying value may have occurred. We estimate the expected future cash flows of our oil and gas properties and compare these undiscounted future cash flows to the carrying amount of the oil and gas properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, we will adjust the carrying amount of the oil and natural gas properties to fair value. The factors used to determine fair value include, but are not limited to, recent sales prices of comparable properties, the present value of future cash flows, net of estimated operating and development costs using estimates of reserves, future commodity pricing, future production estimates, anticipated capital expenditures and various discount rates commensurate with the risk associated with realizing the projected cash flows. During the year ended December 31, 2013, we recorded impairment charges of $207.0 million related to our West Tavaputs properties based upon an analysis of the carrying value of the related properties relative to their estimated fair values. We sold these assets in December 2013. We did not record an impairment charge regarding proved oil and gas properties for the year ended December 31, 2012.

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

The provision for depletion of oil and gas properties is calculated on a field-by-field basis using the unit-of-production method. Natural gas is converted to barrel of oil equivalents, Boe, at the standard rate of six Mcf to one barrel. Our rate of recording DD&A is dependent upon our estimates of total proved and proved developed reserves, which incorporate assumptions regarding future development and abandonment costs as well as our level of capital spending. If the estimates of total proved or proved developed reserves decline, the rate at which we record DD&A expense increases, reducing our net income. This decline may result from lower market prices, which may make it uneconomic to drill for and produce higher cost fields. We are unable to predict changes in reserve quantity estimates as such quantities are dependent on the success of our exploitation and development program, as well as future economic conditions.

Oil and Gas Reserve Quantities

Our estimate of proved reserves is based on the quantities of oil and natural gas that geological and engineering data demonstrate with reasonable certainty to be commercially recoverable in future years from known reservoirs under existing economic and operating conditions. Our proved reserves estimates are audited on a well-by-well basis by an independent third party engineering firm. In the aggregate, the independent third party petroleum engineer estimates of total net proved reserves are within 10% of our internal estimates as of December 31, 2013.

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

Please refer to the reserve disclosures in “Items 1 and 2 - Business and Properties” for further detail on reserves data.

Revenue Recognition

We record revenues from the sales of oil, natural gas and NGLs in the month that delivery to the purchaser has occurred and title has transferred. We receive payment from one to three months after delivery. At the end of each month, we estimate the amount of production delivered to purchasers and the price we will receive. Variances between our estimated revenue and actual payment are recorded in the month the payment is received. Historically, any differences have been insignificant.

Derivative Instruments and Hedging Activities

We use derivative financial instruments to achieve a more predictable cash flow from our oil, natural gas and NGLs production by reducing our exposure to price fluctuations. These derivative instruments are recorded at fair market value and included in the balance sheet as assets or liabilities.

Effective January 1, 2012, we elected to discontinue hedge accounting prospectively. Consequently, as of January 1, 2012, we no longer designate any hedges as cash flow hedges and we elected to de-designate all commodity hedge instruments that were previously designated as cash flow hedges as of December 31, 2011. The election to de-designate commodity hedges did not impact our reported cash flows, did not affect the economic substance of these transactions and changes only how these transactions are reported in the Consolidated Financial Statements. As a result of discontinuing hedge accounting effective January 1, 2012, the mark-to-market value of all commodity hedge instruments within accumulated other comprehensive income (“AOCI”) at December 31, 2011 was frozen in AOCI as of the de-designation date and will be reclassified into earnings in future periods as the original hedged transactions occur. All cash flow hedged transactions are scheduled to be completed by December 31, 2014.

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

Income Taxes and Uncertain Tax Positions

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently payable plus deferred income taxes related to certain income and expenses recognized in different periods for financial and income tax reporting purposes. Deferred income tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when assets are recovered or liabilities are settled. Deferred income taxes are also recognized for tax credits that are available to offset future income taxes. Deferred income taxes are measured by applying currently enacted tax rates to the differences between financial statement and income tax reporting. We routinely assess the realizability of our deferred tax assets. If we conclude that it is more likely than not that some portion or all of the deferred tax assets will not be realized under accounting standards, the tax asset would be reduced by a valuation allowance. We consider estimated future taxable income in making such assessments. Numerous judgments and assumptions are inherent in the determination of future taxable income, including factors such as future operating conditions (particularly as related to prevailing oil and natural gas prices). There can be no assurance that facts and circumstances will not materially change and require us to establish deferred tax asset valuation allowances in a future period.

Accounting guidance for recognizing and measuring uncertain tax positions prescribes a more likely than not recognition threshold that a tax position must meet for any of the benefit of the uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding de-recognition, classification and disclosure of these uncertain tax positions. Based on this guidance, we regularly analyze tax positions taken or expected to be taken in a tax return based on the threshold prescribed. Tax positions that do not meet or exceed this threshold are considered uncertain tax positions. Penalties, if any, related to uncertain tax positions would be recorded in other expenses. We currently do not have any uncertain tax positions recorded as of December 31, 2013.

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

We recorded non-cash stock-based compensation expense of $15.6 million, $16.4 million and $19.4 million for the years ended December 31, 2013, 2012 and 2011, respectively, for option grants, option modifications, nonvested equity shares of common stock, nonvested equity shares of common stock units, and nonvested performance-based equity shares of common stock.

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
In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.  The objective of ASU 2013-11 is to provide guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists.  ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.  The adoption of this standard will not have an impact on the Company’s consolidated financial statements.

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

Commodity Price Risk

Our primary market risk exposure is in the prices we receive for our production. Commodity pricing is primarily driven by the prevailing worldwide price for crude oil and spot regional market prices applicable to our U.S. natural gas production. Pricing for oil, natural gas and NGLs has been volatile and unpredictable for several years, and we expect this volatility to continue in the future. The prices we receive for future production depend on many factors outside of our control, including volatility in the differences between product prices at sales points and the applicable index price. Based on our average daily production and our derivative contracts in place for the year ended December 31, 2013, our annual revenues would have decreased by approximately $0.4 million for each $1.00 per barrel decrease in crude oil prices, $0.6 million for each $0.10 decrease per MMBtu in natural gas prices and $1.7 million for each $1.00 per barrel decrease in NGL prices. We are more susceptible to proved and unproved property impairments due to the current commodity price environment.

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

As of January 24, 2014, we have financial derivative instruments related to oil, natural gas and NGL volumes in place for the following periods indicated. Further detail of these hedges is summarized in the table presented under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations— Capital Resources and Liquidity— Commodity Hedging Activities”.

	For the year 2014	For the year 2015	For the year 2016
Oil (Bbls)	3,211,400	1,348,700	91,000
Natural Gas (MMbtu)	24,335,000	3,650,000	—
Natural Gas Liquids (Bbls)	319,048	—	—

Interest Rate Risks

At December 31, 2013, we had $115.0 million outstanding under our Amended Credit Facility, which bears interest at floating rates. The average annual interest rate incurred on this debt for the year ended December 31, 2013 was 2.0%. A 1.0% increase in each of the average LIBOR rate and federal funds rate for the year ended December 31, 2013 would have resulted in an estimated $1.8 million increase in interest expense assuming a similar average debt level to the year ended December 31, 2013. The average annual interest rate incurred on this debt for the year ended December 31, 2012 was 2.2%. A 1.0% increase in each of the average LIBOR rate and federal funds rate for the year ended December 31, 2012 would have resulted in an estimated $1.2 million increase in interest expense assuming a similar average debt level to the year ended December 31, 2012. We also had $25.3 million principal amount of Convertible Notes (with a fixed cash interest rate of 5%), $400.0 million principal amount of 7.625% Senior Notes, $400.0 million principal amount of 7.0% Senior Notes and $43.3 million principal amount of 3.3% Lease Financing Obligation outstanding at December 31, 2013.

Item 8.	Financial Statements and Supplementary Data.

The information required by this item is included below in “Item 15. Exhibits, Financial Statement Schedules”.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. As of December 31, 2013, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of December 31, 2013.

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

Management assessed the effectiveness of our internal control over financial reporting. In making this assessment, it used the criteria set forth by the Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment we have concluded that, as of December 31, 2013, our internal control over financial reporting is effective.

Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting. That report is set forth below.

Changes in Internal Controls. There has been no change in our internal control over financial reporting during the fourth fiscal quarter of 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Bill Barrett Corporation
Denver, Colorado

We have audited the internal control over financial reporting of Bill Barrett Corporation and subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2013 of the Company and our report dated February 20, 2014 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Denver, Colorado
February 20, 2014

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item will be included in an amendment to this Form 10-K or in the “Directors and Executive Officers” section, the “Section 16(a) Beneficial Ownership Reporting Compliance” section, the “Code of Business Conduct and Ethics” section and the “Corporate Governance” section of the proxy statement for the 2014 annual meeting of stockholders, in either case, to be filed within 120 days after December 31, 2013, and is incorporated by reference to this report.

Item 11.	Executive Compensation.

The information required by this item will be included in an amendment to this Form 10-K or in the “Executive Compensation” section and the “Director Compensation” section of the proxy statement for the 2014 annual meeting of stockholders, in either case, to be filed within 120 days after December 31, 2013, and is incorporated by reference to this report.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information regarding beneficial ownership will be included in an amendment to this Form 10-K or in the “Beneficial Owners of Securities” section of the proxy statement for the 2014 annual meeting of stockholders, in either case, to be filed within 120 days after December 31, 2013, and is incorporated by reference to this report.

Equity Compensation Plan Information

The following table provides aggregate information presented as of December 31, 2013 with respect to all compensation plans under which equity securities are authorized for issuance.

	(a)	(b)		(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Averaged Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by shareholders	1,748,696	$32.66	(1)	2,091,811
Equity compensation plans not approved by shareholders	—	—
Total	1,748,696	$32.66		2,091,811

(1)
The weighted average exercise price relates to the 1,748,696 outstanding options included in column (a). Column (a) does not include 1,340,060 nonvested shares of common stock (restricted stock), or 55,778 nonvested shares of common stock units (restricted stock units) granted under our stockholder-approved equity compensation plans.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

The information required by this item will be included in an amendment to this Form 10-K or in the “Approval of Related Party Transactions” section and the “Corporate Governance” section of the proxy statement for the 2014 annual meeting of stockholders, in either case, to be filed within 120 days after December 31, 2013, and is incorporated by reference to this report.

Item 14.	Principal Accounting Fees and Services.

The information required by this item will be included in an amendment to this Form 10-K or in the “Fees to Independent Auditors” section of the proxy statement for the 2014 annual meeting of stockholders, in either case, to be filed within 120 days after December 31, 2013, and is incorporated by reference to this report.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1) and (a)(2) Financial Statements and Financial Statement Schedules.

All schedules are omitted because the required information is not applicable or is not present in amounts sufficient to require submission of the schedule or because the information required is included in the Consolidated Financial Statements and Notes thereto.

(a)(3) Exhibits.

Exhibit Number	Description of Exhibits
2.1
Purchase and Sale Agreement dated October 31, 2012 between Bill Barrett Corporation and Bill Barrett CBM Corporation, as Sellers, Encore Energy Partners Operating, LLC, as Buyer, and Vanguard Natural Resources LLC as Parent Guarantor. [Incorporated by reference to Exhibit 2 of our Current Report on Form 8-K filed with the Commission on November 5, 2012.]

2.2
Purchase and Sale Agreement, dated October 22, 2013, among Bill Barrett Corporation, Enervest Energy Institutional Fund XIII-A, L.P., Enervest Energy Institutional Fund XIII-WIB, L.P. and Enervest Energy Institutional Fund XIII-WIC, L.P. [Incorporated by reference to Exhibit 2 of our Current Report on Form 8-K filed with the Commission on October 25, 2013.]

2.3
Amendment to Purchase and Sale Agreement, dated December 10, 2013, among Bill Barrett Corporation, Enervest Energy Institutional Fund XIII-A, L.P., Enervest Energy Institutional Fund XIII-WIB, L.P. and Enervest Energy Institutional Fund XIII-WIC, L.P. [Incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed with the Commission on December 11, 2013.]

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

Exhibit Number	Description of Exhibits
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

4.7
Amendment No. 1 to Rights Agreement, dated as of March 18, 2013, between Bill Barrett Corporation and Computershare Shareowner Services LLC. [Incorporated by reference to Exhibit 4.5 to Amendment No. 2 to our Registration Statement on Form 8-A filed with the Commission on March 18, 2013.]

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

Exhibit Number	Description of Exhibits
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

10.12*	Revised Form of Stock Option Agreement for 2004 Stock Option Plan. [Incorporated by reference to Exhibit 10.19 to our Annual Report on Form 10-K for the year ended December 31, 2005.]

Exhibit Number	Description of Exhibits
10.13*	Form of Restricted Common Stock Award Agreement for 2004 Stock Incentive Plan. [Incorporated by reference to Exhibit 10-19 to our Annual Report on Form 10-K for the year ended December 31, 2005.]

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

10.15*	2008 Stock Incentive Plan. [Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on May 16, 2008.]

10.16*	Form of Stock Option Agreement for 2008 Stock Incentive Plan. [Incorporated by reference to Exhibit 10.16 to our Annual Report on Form 10-K for the year ended December 31, 2008.]

10.17*	Severance Plan. [Incorporated by reference to Exhibit 10.23 to Amendment No. 4 to our Registration Statement on Form S-1 (Registration No. 333-114554) filed with the Commission on October 13, 2004.]

10.18*	2012 Equity Incentive Plan. [Incorporated by reference to Appendix B to our Definitive Proxy Statement filed with the Commission on April 4, 2012.]

10.19*	Form of Restricted Common Stock Unit Award for 2012 Equity Incentive Plan. [Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the Commission on July 2, 2012.]

12.1**	Computation of Ratio of Earnings to Fixed Charges

21.1**	Subsidiaries of the Registrant.

23.1**	Consent of Deloitte & Touche LLP.

23.2**	Consent of Netherland, Sewell & Associates, Inc., Independent Petroleum Engineers.

31.1**	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2**	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32***	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

99.1**	Report of Netherland, Sewell & Associates, Inc. dated January 14, 2014, concerning audit of oil and gas reserve estimates.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit Number	Description of Exhibits
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates a management contract or compensatory plan or arrangement, as required by Item 15(a)(3).
**	Filed herewith.
***	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BILL BARRETT CORPORATION

Date:	February 20, 2014	By:	/s/ R. Scot Woodall
R. Scot Woodall
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title		Date

/s/ R. Scot Woodall			Chief Executive Officer, President, and Director (Principal Executive Officer)	February 20, 2014
R. Scot Woodall

/s/ Robert W. Howard			Chief Financial Officer and Treasurer (Principal Financial Officer)	February 20, 2014
Robert W. Howard

/s/ David R. Macosko			Senior Vice President— Accounting (Principal Accounting Officer)	February 20, 2014
David R. Macosko

/s/ Carin M. Barth			Director	February 20, 2014
Carin M. Barth

/s/ William F. Owens			Director	February 20, 2014
William F. Owens

/s/ Kevin O. Meyers			Director	February 20, 2014
Kevin O. Meyers

/s/ Jim W. Mogg			Director	February 20, 2014
Jim W. Mogg

/s/ Edmund P. Segner, III			Director	February 20, 2014
Edmund P. Segner, III

/s/ Randy I. Stein			Director	February 20, 2014
Randy I. Stein

/s/ Michael E. Wiley			Director	February 20, 2014
Michael E. Wiley

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Bill Barrett Corporation
Denver, Colorado

We have audited the accompanying consolidated balance sheets of Bill Barrett Corporation and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Bill Barrett Corporation and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2014 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Denver, Colorado
February 20, 2014

BILL BARRETT CORPORATION

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2013	2012
	(in thousands, except share data)
Assets:
Current assets:
Cash and cash equivalents	$54,595	$79,445
Accounts receivable, net of allowance for doubtful accounts	97,586	112,011
Derivative assets	173	29,980
Prepayments and other current assets	4,893	6,903
Total current assets	157,247	228,339
Property and equipment - at cost, successful efforts method for oil and gas properties:
Proved oil and gas properties	2,863,923	3,331,267
Unproved oil and gas properties, excluded from amortization	296,599	457,207
Furniture, equipment and other	41,726	45,636
	3,202,248	3,834,110
Accumulated depreciation, depletion, amortization and impairment	(999,752)	(1,222,773)
Total property and equipment, net	2,202,496	2,611,337
Deferred financing costs and other noncurrent assets	21,770	29,773
Total	$2,381,513	$2,869,449
Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable and accrued liabilities	$115,928	$125,017
Amounts payable to oil and gas property owners	26,778	19,663
Production taxes payable	39,235	45,624
Derivative liabilities	5,988	—
Deferred income taxes	199	13,752
Current portion of long-term debt	4,591	9,077
Total current liabilities	192,719	213,133
Long-term debt	979,082	1,156,654
Asset retirement obligations	39,200	46,050
Deferred income taxes	161,326	266,364
Derivatives and other noncurrent liabilities	3,468	4,473
Stockholders’ equity:
Common stock, $0.001 par value; authorized 150,000,000 shares; 49,152,448 and 48,150,475 shares issued and outstanding at December 31, 2013 and 2012, respectively, with 1,340,060 and 870,794 shares subject to restrictions, respectively	48	47
Additional paid-in capital	904,261	883,923
Retained earnings	100,740	293,473
Treasury stock, at cost: zero shares at December 31, 2013 and 2012, respectively	—	—
Accumulated other comprehensive income	669	5,332
Total stockholders’ equity	1,005,718	1,182,775
Total	$2,381,513	$2,869,449
See notes to Consolidated Financial Statements.

BILL BARRETT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2013	2012	2011
	(in thousands, except share and per share data)
Operating and Other Revenues:
Oil, gas and NGL production	$565,555	$700,639	$780,751
Other	2,538	(444)	4,873
Total operating and other revenues	568,093	700,195	785,624
Operating Expenses:
Lease operating expense	70,217	72,734	56,603
Gathering, transportation and processing expense	67,269	106,548	93,423
Production tax expense	27,172	25,513	37,498
Exploration expense	337	8,814	3,645
Impairment, dry hole costs and abandonment expense	238,398	67,869	117,599
Depreciation, depletion and amortization	279,775	326,842	288,421
General and administrative expense	64,902	68,666	66,780
Total operating expenses	748,070	676,986	663,969
Operating Income (Loss)	(179,977)	23,209	121,655
Other Income and Expense:
Interest and other income	1,646	155	(397)
Interest expense	(88,507)	(95,506)	(58,616)
Commodity derivative gain (loss)	(23,068)	72,759	(14,263)
Gain (loss) on extinguishment of debt	(21,460)	1,601	—
Total other income and expense	(131,389)	(20,991)	(73,276)
Income (Loss) before Income Taxes	(311,366)	2,218	48,379
Provision for (Benefit from) Income Taxes	(118,633)	1,636	17,672
Net Income (Loss)	$(192,733)	$582	$30,707
Net Income (Loss) Per Common Share, Basic	$(4.06)	$0.01	$0.66
Net Income (Loss) Per Common Share, Diluted	$(4.06)	$0.01	$0.65
Weighted Average Common Shares Outstanding, Basic	47,496,857	47,194,668	46,535,632
Weighted Average Common Shares Outstanding, Diluted	47,496,857	47,353,951	47,236,663
See notes to Consolidated Financial Statements.

BILL BARRETT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Net Income (Loss)	$(192,733)	$582	$30,707
Other Comprehensive Income (Loss), net of tax:
Effect of derivative financial instruments	(4,663)	(50,712)	8,215
Other comprehensive income (loss)	(4,663)	(50,712)	8,215
Comprehensive Income (Loss)	$(197,396)	$(50,130)	$38,922

See notes to Consolidated Financial Statements.

BILL BARRETT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Operating Activities:
Net Income (Loss)	$(192,733)	$582	$30,707
Adjustments to reconcile to net cash provided by operations:
Depreciation, depletion and amortization	279,775	326,842	288,421
Deferred income taxes	(117,050)	(185)	17,688
Impairment, dry hole costs and abandonment expense	238,398	67,869	117,599
Commodity derivative (gain) loss	23,068	(72,759)	14,263
Settlements of commodity derivatives	5,315	42,305	(28,054)
Stock compensation and other non-cash charges	16,027	18,328	21,953
Amortization of debt discounts and deferred financing costs	5,604	8,425	13,886
(Gain) loss on extinguishment of debt	21,460	(1,601)	—
(Gain) loss on sale of properties	(130)	4,279	(1,955)
APIC pool for excess tax benefits related to share-based compensation	1,259	(32)	—
Change in operating assets and liabilities:
Accounts receivable	14,294	(10,511)	(27,680)
Prepayments and other assets	1,394	1,293	1,809
Accounts payable, accrued and other liabilities	(35,600)	2,589	24,531
Amounts payable to oil and gas property owners	9,997	3,988	(4,010)
Production taxes payable	(5,813)	(2,976)	10,190
Net cash provided by operating activities	265,265	388,436	479,348
Investing Activities:
Additions to oil and gas properties, including acquisitions	(445,479)	(958,654)	(947,206)
Additions of furniture, equipment and other	(2,254)	(7,231)	(11,142)
Proceeds from sale of properties and other investing activities	310,704	328,888	1,702
Net cash used in investing activities	(137,029)	(636,997)	(956,646)
Financing Activities:
Proceeds from debt	420,000	875,826	800,000
Principal and redemption premium payments on debt	(576,422)	(595,386)	(330,000)
Proceeds from stock option exercises	6,385	673	22,247
APIC pool for excess tax benefits related to share-based compensation	(1,259)	—	—
Deferred financing costs and other	(1,790)	(10,438)	(16,308)
Net cash provided by (used in) financing activities	(153,086)	270,675	475,939
Increase (Decrease) in Cash and Cash Equivalents	(24,850)	22,114	(1,359)
Beginning Cash and Cash Equivalents	79,445	57,331	58,690
Ending Cash and Cash Equivalents	$54,595	$79,445	$57,331
See notes to Consolidated Financial Statements.

BILL BARRETT CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at December 31, 2010	$46	$830,903	$262,184	$—	$47,829	$1,140,962
Exercise of options, restricted stock activity and shares exchanged for exercise and tax withholding	1	22,838	—	(4,436)	—	18,403
Stock-based compensation	—	20,551	—	—	—	20,551
Retirement of treasury stock	—	(4,436)	—	4,436	—	—
Net income	—	—	30,707	—	—	30,707
Effect of derivative financial instruments, net of $4,886 of taxes	—	—	—	—	8,215	8,215
Balance at December 31, 2011	$47	$869,856	$292,891	$—	$56,044	$1,218,838
Exercise of options, restricted stock activity and shares exchanged for exercise and tax withholding	—	673	—	(2,513)	—	(1,840)
APIC pool for excess tax benefits related to share-based compensation	—	32	—	—	—	32
Stock-based compensation	—	16,874	—	—	—	16,874
Retirement of treasury stock	—	(2,513)	—	2,513	—	—
Settlement of convertible notes	—	(999)	—	—	—	(999)
Net income	—	—	582	—	—	582
Effect of derivative financial instruments, net of $30,458 of taxes	—	—	—	—	(50,712)	(50,712)
Balance at December 31, 2012	$47	$883,923	$293,473	$—	$5,332	$1,182,775
Exercise of options, restricted stock activity and shares exchanged for exercise and tax withholding	1	6,384	—	(1,778)	—	4,607
APIC pool for excess tax benefits related to share-based compensation	—	(1,259)	—	—	—	(1,259)
Stock-based compensation	—	16,991	—	—	—	16,991
Retirement of treasury stock	—	(1,778)	—	1,778	—	—
Net loss	—	—	(192,733)	—	—	(192,733)
Effect of derivative financial instruments, net of $2,802 of taxes	—	—	—	—	(4,663)	(4,663)
Balance at December 31, 2013	$48	$904,261	$100,740	$—	$669	$1,005,718
See notes to Consolidated Financial Statements.

BILL BARRETT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2013, 2012 and 2011
1. Organization
Bill Barrett Corporation, a Delaware corporation, together with its wholly-owned subsidiaries (collectively, the “Company”) is an independent oil and gas company engaged in the exploration, development and production of oil, natural gas and NGLs. Since its inception in January 2002, the Company has conducted its activities principally in the Rocky Mountain region of the United States.
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
Areas requiring the use of assumptions, judgments and estimates relate to the expected cash settlement of the Company’s 5% Convertible Senior Notes due 2028 (“Convertible Notes”) in computing diluted earnings per share, volumes of oil, natural gas and NGL reserves used in calculating depreciation, depletion and amortization (“DD&A”), the amount of expected future cash flows used in determining possible impairments of oil and gas properties and the amount of future capital costs used in these calculations. Assumptions, judgments and estimates also are required in determining asset retirement obligations, the timing of dry hole costs, impairments of proved and unproved properties, valuing deferred tax assets and estimating fair values of derivative instruments and stock-based payment awards.
Accounts Receivable. Accounts receivable is comprised of the following:

	As of December 31,
	2013	2012
	(in thousands)
Accrued oil, gas and NGL sales	$67,583	$69,482
Due from joint interest owners	23,507	36,300
Other	6,517	6,554
Allowance for doubtful accounts	(21)	(325)
Total accounts receivable	$97,586	$112,011
Oil and Gas Properties. The Company’s oil, gas and NGL exploration and production activities are accounted for using the successful efforts method. Under this method, all property acquisition costs and costs of exploratory and development wells are capitalized when incurred, pending determination of whether the well has found proved reserves. If an exploratory well does not find proved reserves, the costs of drilling the well are charged to expense and included within cash flows from investing activities in the Consolidated Statements of Cash Flows. If an exploratory well does find proved reserves, the costs remain capitalized and are included within additions to oil and gas properties within cash flows from investing activities in the Consolidated Statements of Cash Flows when incurred. The costs of development wells are capitalized whether proved reserves are added or not. Oil and gas lease acquisition costs are also capitalized.
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
The following table sets forth the net capitalized costs and associated accumulated DD&A and non-cash impairments relating to the Company’s oil, natural gas and NGL producing activities:

	As of December 31,
	2013	2012
	(in thousands)
Proved properties	$485,427	$387,242
Wells and related equipment and facilities	2,192,754	2,625,891
Support equipment and facilities	177,224	304,914
Materials and supplies	8,518	13,220
Total proved oil and gas properties	$2,863,923	$3,331,267
Unproved properties	239,925	384,486
Wells and facilities in progress	56,674	72,721
Total unproved oil and gas properties, excluded from amortization	$296,599	$457,207
Accumulated depreciation, depletion, amortization and impairment	(976,339)	(1,203,495)
Total oil and gas properties, net	$2,184,183	$2,584,979

Net changes in capitalized exploratory well costs for the years ended December 31, 2013, 2012 and 2011, respectively, are reflected in the following table:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Beginning of period	$—	$—	$9,041
Additions to capitalized exploratory well costs pending the determination of proved reserves	—	—	110
Reclassifications to wells, facilities and equipment based on the determination of proved reserves	—	—	(6,179)
Exploratory well costs charged to dry hole costs and abandonment expense	—	—	(2,972)
End of period	$—	$—	$—

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

The Company recognized non-cash impairment charges, which were included within impairment, dry hole costs and abandonment expense in the Consolidated Statements of Operations, as follows:

	Year Ended December 31,
	2013		2012		2011
	(in thousands)
Non-cash impairment of proved oil and gas properties	$206,953	(1)	$—		$82,814	(2)
Non-cash impairment of unproved oil and gas properties	19,598	(3)	37,348	(4)	17,464	(5)
Dry hole costs	1,124		21,012		13,391
Abandonment expense	10,723		9,509		3,930
Total non-cash impairment, dry hole costs and abandonment expense	$238,398		$67,869		$117,599

(1)
Non-cash impairment of proved oil and gas properties for the year ended December 31, 2013 related to our West Tavaputs properties based upon an analysis of the carrying value of the related properties relative to their estimated fair values. These assets were sold in December 2013.

(2)
Non-cash impairment of proved oil and gas properties for the year ended December 31, 2011 related to properties within the Powder River and Wind River Basins. The impairment was the result of an analysis of the carrying value of the related properties relative to their estimated fair values.

(3)
Non-cash impairment of unproved oil and gas properties for the year ended December 31, 2013 was comprised of $17.1 million related to certain unproved oil and gas properties within exploration projects primarily as a result of no future plans to evaluate the remaining acreage and an estimated market value below our carrying value and $2.5 million related to our West Tavaputs properties based upon an analysis of the carrying value of the related properties relative to their estimated fair values. These assets were sold in December 2013.

(4)
Non-cash impairment of unproved oil and gas properties for the year ended December 31, 2012 related to certain unproved oil and gas properties within exploration projects primarily as a result of unfavorable natural gas exploratory results, unfavorable market conditions or no future plans to evaluate the remaining acreage.

(5)
Non-cash impairment of unproved oil and gas properties for the year ended December 31, 2011 related to certain unproved oil and gas properties within exploration projects primarily as a result of no future plans to evaluate the remaining acreage and an estimated market value below our carrying value.

The provision for DD&A of oil and gas properties is calculated on a field-by-field basis using the unit-of-production method. Natural gas is converted to barrel of oil equivalents, Boe, at the standard rate of six Mcf to one barrel. Estimated future dismantlement, restoration and abandonment costs, which are net of estimated salvage values, are taken into consideration by this calculation.
Accounts Payable and Accrued Liabilities. Accounts payable and accrued liabilities are comprised of the following:

	As of December 31,
	2013	2012
	(in thousands)
Accrued drilling, completion and facility costs	$54,750	$42,094
Accrued lease operating, gathering, transportation and processing expenses	17,317	16,862
Accrued general and administrative expenses	14,605	13,054
Trade payables and other	29,256	53,007
Total accounts payable and accrued liabilities	$115,928	$125,017
Environmental Liabilities. Environmental expenditures that relate to an existing condition caused by past operations and that do not contribute to current or future revenue generation are expensed. Environmental liabilities are accrued when environmental assessments and/or clean-ups are probable, and the costs can be reasonably estimated.
Revenue Recognition. The Company records revenues from the sales of oil, natural gas and NGLs when delivery to the purchaser has occurred. The Company uses the sales method to account for gas and NGL imbalances. Under this method, revenue is recorded on the basis of gas and NGLs actually sold by the Company. In addition, the Company records revenues for its share of gas and NGLs sold by other owners that cannot be volumetrically balanced in the future due to insufficient remaining reserves. The Company also reduces revenues for other owners’ gas and NGLs sold by the Company that cannot be volumetrically balanced in the future due to insufficient remaining reserves. The Company’s remaining over- and under- produced gas and NGLs balancing positions are considered in the Company’s proved oil, gas and NGL reserves. Imbalances at December 31, 2013 and 2012 were not material.
Derivative Instruments and Hedging Activities. The Company periodically uses derivative financial instruments to achieve a more predictable cash flow from its oil, natural gas and NGL sales by reducing its exposure to price fluctuations. Derivative instruments are recorded at fair market value and are included in the Consolidated Balance Sheets as assets or liabilities.
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
Earnings/Loss Per Share. Basic net income (loss) per common share is calculated by dividing net income (loss) attributable to common stock by the weighted average number of common shares outstanding during each period. Diluted net income (loss) per common share is calculated by dividing net income (loss) attributable to common stock by the weighted average number of common shares outstanding and other dilutive securities. Potentially dilutive securities for the diluted net income per common share calculations consist of nonvested equity shares of common stock, in-the-money outstanding stock options to purchase the Company’s common stock and shares into which the Convertible Notes are convertible. No potential common shares are included in the computation of any diluted per share amount when a net loss exists, as was the case for the year ended December 31, 2013.
In satisfaction of its obligation upon conversion of the Convertible Notes, the Company may elect to deliver, at its option, cash, shares of its common stock or a combination of cash and shares of its common stock. As of December 31, 2013, the Company expected to settle the remaining Convertible Notes in cash. Therefore, the treasury stock method was used to measure the potentially dilutive impact of shares associated with that remaining conversion feature. The Company has the right at any time with at least 30 days’ notice to call the Convertible Notes and the holders have the right to require the Company to purchase the notes on March 20, 2015, March 20, 2018 and March 20, 2023. The Convertible Notes have not been dilutive since their issuance in March 2008 and, therefore, did not impact the diluted net income (loss) per common share calculation for the years ended December 31, 2012 and 2011. The diluted net income (loss) per common share excludes the anti-dilutive effect of 3,162,436 and 115,215 shares of stock options and nonvested equity shares of common stock for the years ended December 31, 2012 and 2011, respectively.
The following table sets forth the calculation of basic and diluted net income (loss) per share:

	Year Ended December 31,
	2013	2012	2011
	(in thousands, except per share amounts)
Net income (loss)	$(192,733)	$582	$30,707
Basic weighted-average common shares outstanding in period	47,497	47,195	46,536
Add dilutive effects of stock options and nonvested equity shares of common stock	—	159	701
Diluted weighted-average common shares outstanding in period	47,497	47,354	47,237
Basic net income (loss) per common share	$(4.06)	$0.01	$0.66
Diluted net income (loss) per common share	$(4.06)	$0.01	$0.65
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
In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The objective of ASU 2013-11 is to provide guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists.  ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this standard will not have an impact on the Company’s consolidated financial statements.

3. Supplemental Disclosures of Cash Flow Information
Supplemental cash flow information is as follows:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Cash paid for interest, net of amount capitalized	$94,205	$83,718	$36,504
Cash paid for income taxes	1,163	10	(8,128)
Supplemental disclosures of non-cash investing and financing activities:
Current liabilities	75,340	49,598	66,257
Net increase (decrease) in asset retirement obligations	(6,996)	(25,236)	13,185
Treasury stock acquired for employee stock option exercises	—	—	592
Retirement of treasury stock	1,778	2,513	4,436
4. Divestitures
On December 10, 2013, the Company completed the sale of its West Tavaputs natural gas assets in the Uinta Basin (the “West Tavaputs Divestiture”). The Company received $309.4 million in cash proceeds, after initial closing adjustments. The divestiture proceeds are subject to various purchase price adjustments incurred in the normal course of business and will be finalized during 2014. The Company recognized an impairment loss of $209.5 million in the year ended December 31, 2013 related to these assets. The carrying amounts by major asset class within the disposal group are summarized below:

As of December 10, 2013
(in thousands)
Assets
Proved properties	$1,058,319
Unproved properties	10,598
Furniture, equipment and other	4,380
Accumulated depreciation, depletion, amortization and impairment	(706,810)
Other Assets	1,533
Total assets	$368,020

Liabilities
Asset retirement obligation	$13,471
Lease financing obligation	45,190
Total liabilities	$58,661

Net assets	$309,359

On December 31, 2012, the Company completed the sale of natural gas assets including 100% of its Wind River Basin, 100% of the Powder River Basin coalbed methane assets, and a non-operating working interest in its Gibson Gulch-Piceance Basin development property (the “2012 Divestiture”). The Company received $325.3 million in cash proceeds and recognized a $4.5 million pre-tax loss included in other operating revenues for the year ended December 31, 2012. Due to final post-closing adjustments, the Company recognized an additional $3.1 million pre-tax loss included in other operating revenues for the year ended December 31, 2013.
5. Long-Term Debt
The Company’s outstanding debt is summarized below:

		As of December 31, 2013			As of December 31, 2012
	Maturity Date	Principal	Unamortized Discount	Carrying Amount	Principal	Unamortized Discount	Carrying Amount
		(in thousands)
Amended Credit Facility (1)	October 31, 2016	$115,000	$—	$115,000	$—	$—	$—
9.875% Senior Notes (2)	July 15, 2016	—	—	—	250,000	(7,209)	242,791
Convertible Notes (3)	March 15, 2028 (4)	25,344	—	25,344	25,344	—	25,344
7.625% Senior Notes (5)	October 1, 2019	400,000	—	400,000	400,000	—	400,000
7.0% Senior Notes (6)	October 15, 2022	400,000	—	400,000	400,000	—	400,000
Lease Financing Obligation (7)	August 10, 2020	43,329	—	43,329	97,596	—	97,596
Total Debt		$983,673	$—	$983,673	$1,172,940	$(7,209)	$1,165,731
Less: Current Portion of Long-Term Debt		4,591	—	4,591	9,077	—	9,077
Total Long-Term Debt		$979,082	$—	$979,082	$1,163,863	$(7,209)	$1,156,654

(1)	The recorded value of the Amended Credit Facility approximates its fair value due to its floating rate structure and on financing terms currently available to the Company.

(2)
The aggregate estimated fair value of the 9.875% Senior Notes was $271.9 million as of December 31, 2012 based on reported market trades of these instruments. The 9.875% Senior Notes were redeemed in full on July 15, 2013.

(3)
The aggregate estimated fair value of the Convertible Notes was approximately $25.1 million and $25.3 million as of December 31, 2013 and 2012, respectively, based on reported market trades of these instruments.

(4)
The Company has the right at any time, with at least 30 days’ notice, to call the Convertible Notes, and the holders have the right to require the Company to purchase the notes on each of March 20, 2015, March 20, 2018 and March 20, 2023.

(5)
The aggregate estimated fair value of the 7.625% Senior Notes was approximately $430.2 million and $435.0 million as of December 31, 2013 and 2012, respectively, based on reported market trades of these instruments.

(6)
The aggregate estimated fair value of the 7.0% Senior Notes was approximately $417.0 million and $413.8 million as of December 31, 2013 and 2012, respectively, based on reported market trades of these instruments.

(7)
The aggregate estimated fair value of the Lease Financing Obligation was approximately $41.7 million and $97.7 million as of December 31, 2013 and 2012, respectively. Because there is no active, public market for the Lease Financing Obligation, the aggregate estimated fair value was based on market-based parameters of comparable term secured financing instruments.

Amended Credit Facility

The Company’s Amended Credit Facility has a maturity date of October 31, 2016 and current commitments and borrowing base of $625.0 million. Interest rates are LIBOR plus applicable margins of 1.5% to 2.5% or ABR plus 0.5% to 1.5% and the commitment fee is between 0.375% to 0.5% based on borrowing base utilization. The average annual interest rates incurred on the Amended Credit Facility were 2.0% and 2.2% for the years ended December 31, 2013 and 2012, respectively.

The borrowing base is required to be re-determined twice per year. Our borrowing base is dependent on our proved reserves and was, as of December 31, 2013, $625.0 million based on our June 30, 2013 proved reserves, adjusted for the sale of our West Tavaputs properties and our hedge position. Our borrowing capacity is reduced by a $26.0 million letter of credit. Future semi-annual borrowing bases under our Amended Credit Facility will be computed based on proved oil, natural gas and NGL reserves, hedge positions and estimated future cash flows from those reserves, as well as any other outstanding debt of the Company.

The Amended Credit Facility also contains certain financial covenants. The Company is currently in compliance with all financial covenants and has complied with all financial covenants since issuance. As of December 31, 2013, the Company had $115.0 million outstanding under the Amended Credit Facility. As credit support for future payment under a contractual obligation, a $26.0 million letter of credit has been issued under the Amended Credit Facility, which reduces the current available borrowing capacity of the Amended Credit Facility to $484.0 million.

9.875% Senior Notes Due 2016

On July 15, 2013, the Company redeemed the entire outstanding $250.0 million principal amount of 9.875% Senior Notes for a redemption price of 104.938% of the principal amount of the notes, or $262.3 million. Unamortized debt discount and deferred financing costs related to the notes resulted in a loss upon settlement of $21.5 million for the year ended December 31, 2013.

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

The Convertible Notes bear interest at a rate of 5% per annum, payable semi-annually in arrears on March 15 and September 15 of each year. Holders of the remaining Convertible Notes may require the Company to purchase all or a portion of their Convertible Notes for cash on each of March 20, 2015, March 20, 2018 and March 20, 2023 at a purchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest, if any, up to but excluding the applicable purchase date. The Company has the right at any time with at least 30 days’ notice to call the Convertible Notes.

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

Lease Financing Obligation Due 2020

On July 23, 2012, the Company entered into the Lease Financing Obligation, whereby the Company received $100.8 million through the sale and subsequent leaseback of existing compressors and related facilities owned by the Company. The Lease Financing Obligation expires on August 10, 2020, and the Company has the option to purchase the equipment at the end of the lease term for the then current fair market value. The Lease Financing Obligation also contains an early buyout option where the Company may purchase the equipment for $36.6 million on February 10, 2019. The lease payments related to the equipment are recognized as principal and interest expense based on a weighted average implicit interest rate of 3.3%. See Note 13 for discussion of aggregate minimum future lease payments. As part of the West Tavaputs Divestiture, the purchaser assumed approximately 51% of the Lease Financing Obligation, including the buy out option, leaving the Company with a balance of $43.3 million at December 31, 2013.

The following table summarizes, for the periods indicated, the cash or accrued portion of interest expense related to the Amended Credit Facility, 9.875% Senior Notes, Convertible Notes, 7.625% Senior Notes, 7.0% Senior Notes and the Lease Financing Obligation along with the non-cash portion resulting from the amortization of the debt discount and transaction costs through interest expense:

	As of December 31,
	2013	2012	2011
	(in thousands)
Amended Credit Facility (1)
Cash interest	$6,802	$5,652	$5,432
Non-cash interest	2,342	2,342	2,922
9.875% Senior Notes (2)
Cash interest	$13,373	$24,688	$24,688
Non-cash interest	1,361	2,571	2,485
Convertible Notes (3)
Cash interest	$1,267	$2,909	$8,625
Non-cash interest	6	1,771	7,548
7.625% Senior Notes (4)
Cash interest	$30,500	$30,500	$7,964
Non-cash interest	1,070	1,066	332
7.0% Senior Notes (5)
Cash interest	$28,000	$22,400	$—
Non-cash interest	795	659	—
Lease Financing Obligation (6)
Cash interest	$2,852	$1,353	$—
Non-cash interest	30	15	—

(1)	Cash interest includes amounts related to interest and commitment fees paid on the Amended Credit Facility and participation and fronting fees paid on the letter of credit.

(2)	The stated interest rate for the 9.875% Senior Notes was 9.875% per annum with an effective interest rate of 11.2% per annum. The Company redeemed the 9.875% Senior Notes in full on July 15, 2013.

(3)
The stated interest rate for the Convertible Notes is 5% per annum. The effective interest rate of the Convertible Notes includes amortization of the debt discount, which represented the fair value of the equity conversion feature at the time of issue. The stated interest rate of 5% on the Convertible Notes will is the effective interest rate of the $25.3 million remaining principal balance, as the related debt discount was fully amortized as of March 31, 2012.

(4)	The stated interest rate for the 7.625% Senior Notes is 7.625% per annum with an effective interest rate of 8.0% per annum.

(5)	The stated interest rate for the 7.0% Senior Notes is 7.0% per annum with an effective interest rate of 7.2% per annum.

(6)	The effective interest rate for the Lease Financing Obligation is 3.3% per annum.
6. Asset Retirement Obligations
A reconciliation of the Company’s asset retirement obligations for the year ended December 31, 2013, 2012 and 2011 is as follows:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Beginning of period	$47,616	$69,302	$53,079
Liabilities incurred	2,359	4,046	13,186
Liabilities settled	(1,096)	(871)	(1,046)
Disposition of properties	(13,543)	(33,560)	—
Accretion expense	3,481	4,421	4,083
Revisions to estimate	4,188	4,278	—
End of period	$43,005	$47,616	$69,302
Less: Current asset retirement obligations	3,805	1,566	715
Long-term asset retirement obligations	$39,200	$46,050	$68,587

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

	As of December 31, 2013
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Deferred Compensation Plan	$941	$—	$—	$941
Cash Equivalents - Money Market Funds	53	—	—	53
Commodity Derivatives	—	11,483	—	11,483
Liabilities
Commodity Derivatives	$—	$14,771	$—	$14,771

	As of December 31, 2012
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Deferred Compensation Plan	$966	$—	$—	$966
Cash Equivalents - Money Market Funds	53	—	—	53
Commodity Derivatives	—	40,432	—	40,432
Liabilities
Commodity Derivatives	$—	$7,875	$—	$7,875

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

Level 1 Fair Value Measurements – The Company maintains a non-qualified deferred compensation plan (as discussed in more detail in Note 11) which allows certain management employees to defer receipt of a portion of their compensation. The Company maintains assets for the deferred compensation plan in a rabbi trust. The assets of the rabbi trust are invested in publicly traded mutual funds and are recorded in prepayments and other current assets and deferred financing costs and other noncurrent assets on the Consolidated Balance Sheets. The Company also has highly liquid short term investments in money market funds. The deferred compensation plan financial assets are reported at fair value based on active market quotes, which represent Level 1 inputs. The money market fund investments are recorded at carrying value, which approximates fair value, and represents Level 1 inputs. The fair values of the Company’s fixed rate 7.625% Senior Notes and 7.0% Senior Notes totaled $847.2 million as of December 31, 2013. The fair values of the Company’s fixed rate 9.875% Senior Notes, 7.625% Senior Notes and 7.0% Senior Notes totaled $1,120.7 million as of December 31, 2012. The fair values of the Company's fixed rate Senior Notes are based on active market quotes, which represent Level 1 inputs.

Level 2 Fair Value Measurements – The fair value of oil, natural gas and NGL swaps and forwards are estimated using a combined income and market valuation methodology with a mid-market pricing convention based upon forward commodity price and volatility curves. The curves are obtained from independent pricing services reflecting broker market quotes. The Company did not make any adjustments to the obtained curves. The pricing services publish observable market information from multiple brokers and exchanges. No proprietary models are used by the pricing services for the inputs. The Company utilized the counterparties’ valuations to assess the reasonableness of the Company’s valuations.

There is no active, public market for the Company’s Amended Credit Facility, Convertible Notes or Lease Financing Obligation. The Amended Credit Facility balance of $115.0 million as of December 31, 2013 approximates its fair value due to its floating rate structure. The Convertible Notes fair value of $25.1 million and $25.3 million as of December 31, 2013 and 2012, respectively, are measured based on market-based parameters of the various components of the Convertible Notes and over the counter trades. The Lease Financing Obligation fair values of $41.7 million and $97.7 million as of December 31, 2013 and 2012, respectively, are measured based on market-based parameters of comparable term secured financing instruments. The fair value measurements for the Amended Credit Facility, Convertible Notes and Lease Financing Obligation represent Level 2 inputs.

Level 3 Fair Value Measurements – As of December 31, 2013 and 2012, the Company did not have assets or liabilities that were measured on a recurring basis classified under a Level 3 fair value hierarchy.

Assets and Liabilities Measured on a Non-recurring Basis

The Company utilizes fair value on a non-recurring basis to perform impairment tests on its property and equipment when required. During the year ended December 31, 2013, the Company recorded impairment charges of  $226.6 million on proved and unproved oil and gas properties. Included in the total impairment charge of $226.6 million was $209.5 million of impairment charges related to the West Tavaputs area of the Uinta Basin for which the Company utilized third party purchase offers as the basis for determining fair value. This property was sold in December 2013. The inputs used to determine such fair value for other non-recurring impairment tests are primarily based upon internally developed cash flow models as well as available external market data and would generally be classified within Level 3.

		Fair Value Measurements Using
	Net Carrying Value as of December 31, 2013	Level 1	Level 2	Level 3
	(in thousands)
Proved property impairments (1)	$1,937,913	$—	$—	$206,953
Unproved property impairments (1)	246,270	—	—	19,598
(1) See Note 2 for additional details on impairment expense recognized.

		Fair Value Measurements Using
	Net Carrying Value as of December 31, 2012	Level 1	Level 2	Level 3
	(in thousands)
Proved property impairments (1)	$2,179,171	$—	$—	$—
Unproved property impairments (1)	405,808	—	—	37,348
(1) See Note 2 for additional details on impairment expense recognized.

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

In addition to financial contracts, the Company at times may be party to various physical commodity contracts for the sale of oil, natural gas and NGLs that have varying terms and pricing provisions. These physical commodity contracts qualify for the normal purchase and normal sale exception and, therefore, are not subject to hedge or mark-to-market accounting. The financial impact of physical commodity contracts is included in oil, natural gas and NGL production revenues at the time of settlement.

All derivative instruments, other than those that meet the normal purchase and normal sale exception, as mentioned above, are recorded at fair value and included on the Consolidated Balance Sheets as assets or liabilities. The following table summarizes the location, as well as the gross and net fair value amounts of all derivative instruments presented on the Consolidated Balance Sheets as of the dates indicated.

	As of December 31, 2013
Balance Sheet	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet		Net Amounts of Assets Presented in the Balance Sheet
		(in thousands)
Derivative assets	$8,259	$(8,086)	(1)	$173
Deferred financing costs and other noncurrent assets	3,224	(685)	(1)	2,539	(2)
Total derivative assets	$11,483	$(8,771)		$2,712
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet		Net Amounts of Liabilities Presented in the Balance Sheet
		(in thousands)
Derivative liabilities	$(14,074)	$8,086	(3)	$(5,988)
Derivatives and other noncurrent liabilities	(697)	685	(3)	(12)	(4)
Total derivative liabilities	$(14,771)	$8,771		$(6,000)

	As of December 31, 2012
Balance Sheet	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet		Net Amounts of Assets Presented in the Balance Sheet
		(in thousands)
Derivative assets	$34,828	$(4,848)	(1)	$29,980
Deferred financing costs and other noncurrent assets	5,604	(2,623)	(1)	2,981	(2)
Total derivative assets	$40,432	$(7,471)		$32,961
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet		Net Amounts of Liabilities Presented in the Balance Sheet
		(in thousands)
Derivative liabilities	$(4,848)	$4,848	(3)	$—
Derivatives and other noncurrent liabilities	(3,027)	2,623	(3)	(404)	(4)
Total derivative liabilities	$(7,875)	$7,471		$(404)

(1)	Amounts are netted against derivative asset balances with the same counterparty, and therefore, are presented as a net asset on the Consolidated Balance Sheets.

(2)	As of December 31, 2013 and 2012, this line item on the Consolidated Balance Sheets included $19.2 million and $26.8 million of deferred financing costs and other noncurrent assets, respectively.

(3)	Amounts are netted against derivative liability balances with the same counterparty, and therefore are presented as a net liability on the Consolidated Balance Sheets.

(4)	As of December 31, 2013 and 2012, this line item on the Consolidated Balance Sheets includes $3.5 million and $4.1 million of other noncurrent liabilities, respectively.
The following table summarizes the cash flow hedge gains, net of tax, and their locations on the Consolidated Balance Sheets and Consolidated Statements of Operations for the periods indicated:

	Derivatives Qualifying as Cash Flow Hedges	Year Ended December 31,
		2013	2012	2011
		(in thousands)
Amount of Gain (Loss) Recognized in AOCI (1)	Commodity Hedges	$—	$—	$70,636
Amount of Gain (Loss) Reclassified from AOCI into Income (net of tax) (1)(2)	Commodity Hedges	$4,663	$50,712	$62,421
Amount of Gain (Loss) Recognized in Income on Ineffective Hedges	Commodity Hedges	$—	$—	$1,026

(1)	Presented net of income tax expense of $2.8 million and $30.5 million and income tax benefit of $4.9 million for the years ended December 31, 2013, 2012 and 2011, respectively.

(2)	Gains reclassified from AOCI into income are included in the oil, gas and NGL production revenues in the Consolidated Statements of Operations.

As of December 31, 2013, the Company had financial instruments in place to hedge the following volumes for the periods indicated:

	Year Ending December 31,
	2014	2015	2016
Oil (Bbls)	3,211,400	1,348,700	91,000
Natural Gas (MMbtu)	24,335,000	3,650,000	—
Natural Gas Liquids (Bbls)	235,714	—	—
The table below summarizes the commodity derivative gains and losses the Company recognized related to its oil, gas and NGL derivative instruments for the periods indicated:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Commodity derivative settlements on derivatives designated as cash flow hedges (1)	$7,463	$81,166	$99,922
Total commodity derivative gain (loss) (2)	(23,068)	72,759	(14,263)

(1)	Included in oil, gas and NGL production revenues in the Consolidated Statements of Operations.

(2)	Included in commodity derivative gain (loss) in the Consolidated Statements of Operations.
The Company’s derivative financial instruments are generally executed with major financial or commodities trading institutions that expose the Company to market and credit risks and may, at times, be concentrated with certain counterparties or groups of counterparties. The Company had hedges in place with 9 different counterparties as of December 31, 2013. Although notional amounts are used to express the volume of these contracts, the amounts potentially subject to credit risk, in the event of non-performance by the counterparties, are substantially smaller. The creditworthiness of counterparties is subject to continual review by management, and the Company believes all of these institutions currently are acceptable credit risks. Full performance is anticipated, and the Company has no past due receivables from any of its counterparties.
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

9. Income Taxes

The expense for income taxes consisted of the following for the periods indicated:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Current:
Federal	$(1,233)	$966	$(18)
State	(352)	886	—
Foreign	2	1	2
Deferred:
Federal	(107,300)	100	16,804
State	(9,750)	(317)	884
Total	$(118,633)	$1,636	$17,672

Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pretax income from continuing operations as a result of the following:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Income tax expense at the federal statutory rate	$(108,978)	$777	$16,932
State income taxes, net of federal tax effect	(6,702)	(269)	1,223
Incentive stock compensation	678	635	(545)
Nondeductible political contributions and lobbying costs	96	271	238
Nondeductible officer compensation	138	—	—
Other permanent items	52	26	84
Deferred tax related to the changes in overall state tax rates	(3,851)	310	(286)
Other, net	(66)	(114)	26
Income tax expense	$(118,633)	$1,636	$17,672

The tax effects of temporary differences that give rise to significant components of the deferred tax assets and deferred tax liabilities at December 31, 2013 and 2012 are presented below:

	As of December 31,
	2013	2012
	(in thousands)
Current:
Deferred tax assets (liabilities):
Derivative instruments	$(89)	$(13,108)
Accrued expenses	400	409
Bad debt expense	8	122
Prepaid expenses	(648)	(776)
Other	130	(399)
Total current deferred tax assets (liabilities)	$(199)	$(13,752)

Long-term:
Deferred tax assets:
Net operating loss carryforward	$75,511	$39,634
Deferred offering costs	1,243	1,333
Stock-based compensation	14,200	8,117
Deferred rent	962	1,276
Long-term derivative instruments	1,306	878
Minimum tax credit carryforward	688	1,315
Deferred compensation	999	379
State tax credit carryfowards	5,871	4,646
Production payment loan	3,839	8,374
Financing obligation	16,227	36,776
Other	222	—
Less: Valuation allowance	(5,871)	(4,646)
Total long-term deferred tax assets	115,197	98,082
Deferred tax liabilities:
Oil and gas properties	(276,523)	(364,446)
Total long-term deferred tax liabilities	(276,523)	(364,446)
Net long-term deferred tax liabilities	$(161,326)	$(266,364)

At December 31, 2013, the Company had approximately $218.0 million of federal tax net operating loss carryforwards that expire through 2033. The Company has a federal alternative minimum tax credit carryforward of $0.7 million, which has no expiration date.

In assessing the realizability of deferred tax assets, management must consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers all available evidence (both positive and negative) in determining whether a valuation allowance is required. Such evidence includes the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment, and judgment is required in considering the relative weight of negative and positive evidence. The Company continues to monitor facts and circumstances in the reassessment of the likelihood that operating loss carryforwards, credits and other deferred tax assets will be utilized prior to their expiration. As a result, it may be determined that a deferred tax asset valuation allowance should be established. Any increases or decreases in a deferred tax asset valuation allowance would impact net income through offsetting changes in income tax expense. At December 31, 2013, the Company had approximately $5.9 million of state income tax credit carryforwards that begin expiring in 2017. A valuation allowance against these credits was recorded in 2011. It is currently estimated that the state income tax credits will not be utilized because the Company does not project to have sufficient future taxable income in the appropriate jurisdictions, and therefore the valuation allowance on the full amount of the credit carryforwards will remain.

At December 31, 2013, the Consolidated Balance Sheet reflected a net deferred tax liability of $161.5 million, of which $0.4 million pertains to the tax effects reflected in AOCI.

The Company accounts for uncertainty in income taxes for tax positions taken or expected to be taken in a tax return. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits.

The Company did not have any additions, reductions or settlements of unrecognized tax benefits in the years ended December 2013, 2012 and 2011.

In 2013, the Company generated no uncertain tax positions. The Company anticipates that no uncertain tax positions will be recognized within the next 12-month period. The Company’s policy is to classify accrued penalties and interest related to unrecognized tax benefits in the Company’s income tax provision. As of December 31, 2013, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the current year.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and in various states. With few exceptions, the Company is subject to U.S. federal tax examination for years 2010 through 2013 and is subject to state tax examination for years 2009 through 2013.

10. Stockholders' Equity

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

Treasury Stock. The Company may occasionally acquire treasury stock, which is recorded at cost, in connection with the vesting and exercise of stock-based awards or for other reasons. As of December 31, 2013, all treasury stock held by the Company was retired.

The following table reflects the activity in the Company’s common and treasury stock for the periods indicated:

	Year Ended December 31,
	2013	2012	2011
Common Stock Outstanding:
Shares at beginning of period	48,150,475	47,809,903	46,813,269
Exercise of common stock options	259,699	36,560	836,833
Shares issued for 401(k) plan	47,235	41,415	20,913
Shares issued for directors' fees	52,081	12,973	7,636
Shares issued for nonvested equity shares of common stock	1,081,259	454,666	353,716
Shares retired or forfeited	(438,301)	(205,042)	(222,464)
Shares at end of period	49,152,448	48,150,475	47,809,903
Treasury Stock:
Shares at beginning of period	—	—	—
Treasury stock acquired	96,880	92,393	113,715
Treasury stock retired	(96,880)	(92,393)	(113,715)
Shares at end of period	—	—	—

Accumulated Other Comprehensive Income. The components of accumulated other comprehensive income and related tax effects for the years ended December 31, 2011, 2012 and 2013 were as follows:

	Gross	Tax Effect	Net of Tax
	(in thousands)
Accumulated other comprehensive income — December 31, 2010	$76,613	$(28,784)	$47,829
Unrealized change in fair value of hedges	113,023	(42,387)	70,636
Reclassification adjustment for realized gains on hedges included in net income	(99,922)	37,501	(62,421)
Accumulated other comprehensive income — December 31, 2011	$89,714	$(33,670)	$56,044
Reclassification adjustment for realized gains on hedges included in net income	(81,170)	30,458	(50,712)
Accumulated other comprehensive income — December 31, 2012	$8,544	$(3,212)	$5,332
Reclassification adjustment for realized gains on hedges included in net income	(7,465)	2,802	(4,663)
Accumulated other comprehensive income — December 31, 2013	$1,079	$(410)	$669
11. Equity Incentive Compensation Plans and Other Employee Benefits
The Company maintains various stock-based compensation plans and other employee benefit plans as discussed below. Stock-based compensation is measured at the grant date based on the value of the awards, and the fair value is recognized on a straight-line basis over the requisite service period (usually the vesting period).
The following table presents the non-cash stock-based compensation related to equity awards for the periods indicated:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Common stock options	$4,696	$7,189	$7,569
Nonvested equity common stock	7,492	7,394	8,703
Nonvested equity common stock units (1)	1,272	708	—
Nonvested performance-based equity	2,174	1,079	3,124
Total	$15,634	$16,370	$19,396

(1)	Includes non-cash stock-based compensation related to director fees of $0.4 million and $0.2 million for the year ended December 31, 2013 and 2012, respectively.

Unrecognized compensation cost as of December 31, 2013 was $19.0 million related to grants of nonvested stock options and nonvested equity shares of common stock that are expected to be recognized over a weighted-average period of 2.3 years.
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

The aggregate number of shares that the Company may issue under the 2012 Incentive Plan may not exceed 2,051,402 shares, subject to adjustment for future stock splits, stock dividends and similar changes in the Company’s capitalization. Shares underlying grants that expire without being exercised or are forfeited are available for grant under the 2012 Incentive Plan. The aggregate number of shares of common stock subject to options, stock appreciation rights, or performance-based awards granted to a participant during any calendar year may not exceed 500,000 shares, and the maximum amount payable to a participant during any calendar year with respect to performance-based or cash incentive awards that are not denominated in common stock or common stock equivalents may not exceed $5.0 million. The 2012 Incentive Plan provides that all awards granted under the 2012 Incentive Plan expire not more than 10 years from the grant date and have an exercise price of no less than the closing price of the Company’s common stock on the date of grant.

Currently, the Company’s practice is to issue new shares upon stock option exercise. The Company does not expect to repurchase any shares in the open market or issue treasury shares to settle any such exercises. For the years ended December 31, 2013, 2012 and 2011, the Company did not pay cash to repurchase any stock option exercises.

The fair value of each share-based option award under all of the Company’s plans is estimated on the date of grant using a Black-Scholes pricing model that incorporates the assumptions noted in the following table. Estimated expected volatilities were based upon historical volatility of the Company’s common stock. The Company does not expect to declare or pay dividends in the foreseeable future; thus, the Company used a 0% expected dividend yield, which is comparable to most of its peers in the industry. The expected terms range from 0.09 years to 6.0 years, or a weighted average of 4.3 years to 4.6 years, based on 25% of each grant’s vesting on each anniversary date and factoring in potential blackout dates, historic exercises and expectations of future employee behavior. The risk-free rate is based on the U.S. Treasury yield curve in effect on the date of grant and extrapolated to approximate the expected life of the award. The Company estimated a 4% to 10% annual compounded forfeiture rate for the years 2012 and 2011 based on historical employee turnover and actual forfeitures.

	2012	2011
Weighted average volatility	51%	55%
Expected dividend yield	—%	—%
Weighted average expected term (in years)	4.3	4.5
Weighted average risk-free rate	1.8%	1.9%

A summary of share-based option activity under all the Company's plans as of December 31, 2013, and changes during the year then ended, is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2013	3,020,485	$32.40
Granted	—	—
Exercised	(259,699)	24.51
Forfeited or expired	(1,012,090)	33.98
Outstanding at December 31, 2013	1,748,696	32.66	1.47	$1,239,464
Vested and exercisable at December 31, 2013	1,310,201	$33.37	1.96	$1,041,448
Expected to vest, at December 31, 2013 through the life of the options	1,718,579	28.84	2.59	5,679,748

The per share weighted-average grant date fair value of options granted for the years ended December 31, 2012 and 2011 were $11.02 and $12.55, respectively. The total intrinsic value of options exercised for the years ended December 31, 2013, 2012 and 2011 were $0.5 million, $0.4 million and $10.0 million, respectively. With respect to stock option exercises, the Company received $6.4 million, $0.7 million, and $22.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.

A summary of the Company’s nonvested equity shares of common stock as of December 31, 2013, 2012 and 2011, and changes during the years then ended, is presented below:

	Year Ended December 31,
	2013		2012		2011
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2013	579,188	$31.02	639,628	$35.12	603,521	$30.94
Granted	630,715	17.98	274,679	25.62	346,956	39.49
Vested	(270,482)	29.82	(241,736)	34.61	(220,006)	31.83
Forfeited or expired	(183,303)	24.87	(93,383)	33.39	(90,843)	32.03
Outstanding at December 31, 2013	756,118	$22.17	579,188	$31.02	639,628	$35.12
Expected to vest, at December 31, through the life of the awards	661,224	$22.34	503,412	$31.08	578,131	$34.94

Equity common stock units were issued beginning on July 1, 2012 and will be converted to shares of common stock as they vest. As of December 31, 2013, equity common stock units have only been issued for payment of director fees. A summary of the Company’s nonvested equity share units of common stock as of December 31, 2013, 2012 and 2011, and changes during the years then ended, is presented in the table below:

	Year Ended December 31,
	2013		2012		2011
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2013	49,185	$18.50	—	$—	—	$—
Granted (1)	56,464	22.33	58,983	18.83	—	—
Vested (1)	(49,871)	18.96	(9,798)	20.51	—	—
Forfeited or expired	—	—	—	—	—	—
Outstanding at December 31, 2013	55,778	$19.35	49,185	$18.50	—	$—

The fair value of equity awards vested for the years ended December 31, 2013, 2012 and 2011 was $8.1 million, $8.6 million and $8.8 million, respectively.

Performance Share Programs

2010 Program. In February 2010, the Compensation Committee of the Board of Directors of the Company approved a performance share program (the “2010 Program”). Upon commencement of the 2010 Program and during each subsequent year of the 2010 Program through 2013, the Compensation Committee met to approve target and stretch goals for certain operational or financial metrics that are selected by the Compensation Committee for the upcoming year and to determine whether metrics for the prior year have been met. As new goals are established each year for the performance-based awards, a new grant date and a new fair value are created for financial reporting purposes for those shares that could potentially vest in the upcoming year. Compensation expense is recognized based upon an estimate of the extent to which the performance goals would be met. If such goals are not met, no compensation expense is recognized and any previously recognized compensation expense is reversed.

The 2010 Program has both performance-based and market-based goals. All compensation expense related to the market-based goals will be recognized if the requisite service period is fulfilled, even if the market condition is not achieved. Based on Company performance in 2011, 26.6% of the 2010 Program performance shares vested in February 2012. Accordingly, the Company recognized non-cash stock-based compensation of costs associated with those shares of $0.2 million and $2.4 million for the years ended December 31, 2012 and 2011, respectively. Based upon the Company’s performance in 2012, none of the 2010 Program performance shares vested in February 2013.

In February 2013, the Compensation Committee established vesting terms of the Company’s nonvested equity awards in the 2010 Program that are subject to a market performance-based vesting condition, which is based on the Company’s total shareholder return (“TSR”) ranking relative to a defined peer group’s individual TSRs (“Relative TSR”). In February 2013,

22,710 market-based nonvested equity shares of common stock became subject to a new grant date, and the fair value of the shares was remeasured at the grant date. All shares that remain unvested based on 2013 performance will expire in 2014. The fair value of the market-based awards is amortized ratably over the remaining requisite service period. All compensation expense related to the market-based awards will be recognized if the requisite service period is fulfilled, even if the market condition is not achieved. Based on the Company's performance in 2013, 19.8% of the 2010 Program performance shares will vest in February 2014. Accordingly, the Company recorded $0.1 million of non-cash stock-based compensation expense related to these awards for the year ended December 31, 2013.

In February 2013, the Compensation Committee approved the performance metrics used to measure potential vesting of the performance shares in the 2010 Program based on 2013 performance. For the year ended December 31, 2013, the performance goals consisted of the Company’s TSR ranking relative to a defined peer group’s individual TSR (weighted at 40%), the Company’s discretionary cash flow (weighted at 30%) and PV10 of proved oil, natural gas and NGL reserves (weighted at 30%). In February 2013, 86,223 performance-based nonvested equity shares of common stock in the 2010 Program became subject to a new grant date, and the fair value of the shares was remeasured at the grant date. All remaining unvested shares could potentially vest if all performance goals are met at the stretch level, and all shares that remain unvested based on 2013 performance will expire in 2014. All compensation expense related to the TSR metric will be recognized if the requisite service period is fulfilled, even if the market condition is not achieved. All compensation expense related to the discretionary cash flow metric and the proved oil, natural gas and NGL reserves metric will be based upon the number of shares expected to vest at the end of the one year period. The Company recorded $0.3 million of non-cash stock-based compensation expense related to these awards during the year ended December 31, 2013.

2012 Program. In March 2012, the Compensation Committee approved a new performance share program (the “2012 Program”). The performance-based awards contingently vest in May 2015, depending on the level at which the performance goals are achieved. The performance goals, which will be measured over the three year period ending December 31, 2014, consist of the Company’s TSR ranking relative to a defined peer group’s individual TSR (weighted at 33 1/3%), the percentage change in discretionary cash flow per debt adjusted share relative to a defined peer group’s percentage calculation (weighted at 33 1/3%) and percentage change in proved oil and natural gas reserves per debt adjusted share (weighted at 33 1/3%). fifty percent of the total award will vest for performance met at the threshold level, 100% will vest at the target level and 200% will vest at the stretch level. If the actual results for a metric are between the threshold and target levels or between the target and stretch levels, the vested number of shares will be adjusted on a prorated basis of the actual results compared to the threshold, target and stretch goals. If the threshold metrics are not met, no shares will vest. In any event, the total number of shares of common stock that could vest will not exceed 200% of the original number of performance shares granted. At the end of the three year vesting period, any shares that have not vested will be forfeited. A total of 179,798 shares were granted under this program during the year ended December 31, 2012. The Company recorded $0.2 million and $0.5 million of non-cash stock-based compensation expense related to these awards for the years ended December 31, 2013 and 2012, respectively.

2013 Program. In February 2013, the Compensation Committee approved a new performance share program (the “2013 Program”) pursuant to the 2012 Incentive Plan. The performance-based awards contingently vest in May 2016, depending on the level at which the performance goals are achieved. The performance goals, which will be measured over the three year period ending December 31, 2015, consist of the Company’s Relative TSR (weighted at 33 1/3%), the percentage change in discretionary cash flow per debt adjusted share relative to a defined peer group’s percentage calculation (“DCF per Debt Adjusted Share”) (weighted at 33 1/3%) and percentage change in proved oil, natural gas and NGL reserves per debt adjusted share (“Reserves per Debt Adjusted Share”) (weighted at 33 1/3%). The Relative TSR and DCF per Debt Adjusted Share goals will vest at 25% of the total award for performance met at the threshold level, 100% at the target level and 200% at the stretch level. The Reserves per Debt Adjusted Share goal will vest at 50% of the total award for performance met at the threshold level, 100% at the target level and 200% at the stretch level. If the actual results for a metric are between the threshold and target levels or between the target and stretch levels, the vested number of shares will be prorated based on the actual results compared to the threshold, target and stretch goals. If the threshold metrics are not met, no shares will vest. In any event, the total number of shares of common stock that could vest will not exceed 200% of the original number of performance shares granted. At the end of the three year vesting period, any shares that have not vested will be forfeited. A total of 450,544 shares were granted under this program during the year ended December 31, 2013. All compensation expense related to the Relative TSR metric will be recognized if the requisite service period is fulfilled, even if the market condition is not achieved. All compensation expense related to the DCF per Debt Adjusted Share metric and the Reserves per Debt Adjusted Share metric will be based upon the number of shares expected to vest at the end of the three year period. The Company recorded $1.6 million of non-cash stock-based compensation expense related to these awards for the year ended December 31, 2013.

A summary of the Company's non-vested performance-based equity shares of common stock as of December 31, 2013, 2012 and 2011, and changes during the years then ended, is presented below:

	Year Ended December 31,
	2013		2012		2011
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2013	291,606	$26.85	195,630	$33.36	287,932	$31.76
Vested	—	—	(64,745)	39.90	(81,156)	32.10
Modified, performance goals revised (1)	(108,933)	27.75	(121,191)	39.90	(192,821)	32.18
Modified, performance goals revised (1)	108,933	18.18	121,191	27.75	192,821	39.88
Granted	450,544	19.99	179,987	27.57	6,760	40.52
Forfeited or expired	(158,118)	22.52	(19,266)	33.82	(17,906)	30.94
Outstanding at December 31, 2013	584,032	$19.80	291,606	$26.85	195,630	$33.36
Expected to vest, at December 31, through the life of the awards	522,312	$22.14	87,522	$25.33	183,178	$33.37

(1)
As the Compensation Committee approved new performance metrics for the vesting of performance shares in the upcoming year, a new grant date was then created for any unvested awards that were granted in previous years, and a new fair value was established for financial reporting purposes.

The fair value of the performance-based shares vested in the years ended December 31, 2012 and 2011 was $2.6 million and $3.1 million, respectively.

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

A summary of the Company’s directors’ fees and equity-based compensation for the years ended December 31, 2013, 2012 and 2011 is presented below:

	Year Ended December 31,
	2013	2012	2011
Director fees (shares)	16,151	12,973	7,636
Stock-based compensation (in thousands)	$351	$276	$307
Other Employee Benefits-401(k) Savings Plan. The Company has an employee-directed 401(k) savings plan (the “401(k) Plan”) for all eligible employees over the age of 21. Under the 401(k) Plan, employees may make voluntary contributions based upon a percentage of their pretax income, subject to statutory limitations.
The Company matches 100% of each employee’s contribution, up to 6% of the employee’s pretax income, with 50% of the match made with the Company’s common stock. The Company’s cash and common stock contributions are fully vested upon the date of match, and employees can immediately sell the portion of the match made with the Company’s common stock. The Company made matching cash and common stock contributions of $1.9 million, $2.0 million and $1.7 million for the years ended December 31, 2013, 2012 and 2011, respectively.
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

The table below summarizes the activity in the plan during the years ended December 31, 2013 and 2012, and the Company’s ending deferred compensation liability as of December 31, 2013 and 2012:

	Year Ended December 31,
	2013	2012
	(in thousands)
Beginning deferred compensation liability balance	$966	$579
Employee contributions	206	262
Company matching contributions	115	189
Distributions	(441)	(117)
Participant earnings (losses)	95	53
Ending deferred compensation liability balance	$941	$966

Amount to be paid within one year	$451	$292
Remaining balance to be paid beyond one year	$490	$674
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
The following table represents the Company's activity in the investment assets held in the rabbi trust during the years ended December 31, 2013 and 2012:

	Year Ended December 31,
	2013	2012
	(in thousands)
Beginning investment balance	$966	$579
Investment purchases	321	451
Distributions	(441)	(117)
Earnings (losses)	95	53
Ending investment balance	$941	$966

12. Significant Customers and Other Concentrations

Significant Customers. During 2013, one customer individually accounted for over 10% of the Company's oil, gas and NGL production revenues. During 2012, two customers individually accounted for over 10% of the Company’s oil, gas and NGL production revenues. During 2011, three customers individually accounted for over 10% of the Company’s oil, gas and NGL production revenues. Although diversified among many companies, collectability is dependent upon the financial stability of each individual company and is influenced by the general economic conditions of the industry. Management believes that the loss of any individual purchaser would not have a long-term material adverse impact on the financial position or results of operations of the Company.

Concentrations of Market Risk. The future results of the Company’s oil and gas operations will be affected by the market prices of oil, natural gas and NGLs. A readily available market for oil, natural gas and NGLs in the future will depend on numerous factors beyond the control of the Company, including weather, imports, marketing of competitive fuels, proximity and capacity of oil and gas pipelines and other transportation facilities, any oversupply or undersupply of oil, gas and NGLs, the regulatory environment, the economic environment and other regional, national and international economic and political events, none of which can be predicted with certainty.

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

Concentrations of Credit Risk. Derivative financial instruments that hedge the price of oil, natural gas and NGLs are generally executed with major financial or commodities trading institutions which expose the Company to market and credit risks and may, at times, be concentrated with certain counterparties or groups of counterparties. The Company’s policy is to execute financial derivatives only with major, creditworthy financial institutions. The Company has hedges in place with 9 different counterparties, of which all are lenders or affiliates of lenders in the Amended Credit Facility. It is the Company’s policy to enter into derivative contracts with counterparties that are lenders in the Amended Credit Facility, affiliates of lenders in the Amended Credit Facility or potential lenders in the Amended Credit Facility. The Company’s derivative contracts are documented using an industry standard contract known as an ISDA master agreement or other contracts.

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
13. Commitments and Contingencies
Lease Financing Obligation. The Company has a Lease Financing Obligation with Bank of America Leasing & Capital, LLC as the lead bank as discussed in Note 5. The aggregate undiscounted minimum future lease payments are presented below:

As of December 31, 2013
(in thousands)
2014	$5,942
2015	5,942
2016	5,942
2017	5,942
2018	5,942
Thereafter	9,901
Total	$39,611

Gathering, Transportation and Processing Charges. The Company has entered into contracts that provide firm gathering and transportation capacity on pipeline systems and firm processing charges. The remaining terms on these contracts range from 2 to 8 years and require the Company to pay gathering, transportation and processing charges regardless of the amount of pipeline capacity utilized by the Company. The Company paid $42.6 million, $45.0 million and $35.3 million of firm gathering and transportation charges for the years ended December 31, 2013, 2012 and 2011, respectively. The Company paid $4.6 million, $6.2 million and $5.0 million of firm processing charges for the years ended December 31, 2013, 2012 and 2011, respectively. All gathering and transportation costs, including demand charges and processing charges, are included in gathering, transportation and processing expense in the Consolidated Statements of Operations.
The amounts in the table below represent the Company’s gross future minimum transportation demand and firm processing charges. However, the Company will record in its financial statements only the Company’s proportionate share based on the Company’s working interest and net revenue interest, which will vary from property to property.

As of December 31, 2013
(in thousands)
2014	$36,905
2015	36,717
2016	35,466
2017	33,085
2018	33,521
Thereafter	63,813
Total	$239,507
Lease and Other Commitments. The Company has one take-or-pay purchase agreement for supply of carbon dioxide (“CO2”), which has a total financial commitment of $1.7 million as of December 31, 2013. The CO2 is for use in fracture stimulation operations. Under this contract, the Company is obligated to purchase a minimum monthly volume at a set price. If the Company takes delivery of less than the minimum required amount, the Company is responsible for full payment (deficiency payment) in December 2015.
The Company leases office space, vehicles and certain equipment under non-cancelable operating leases. Office lease expense was $1.8 million, $2.0 million and $1.5 million for the years ended December 31, 2013, 2012 and 2011, respectively. Additionally, the Company has entered into various long-term agreements for telecommunication services. Future minimum annual payments under lease and other agreements are as follows:

As of December 31, 2013
(in thousands)
2014	$4,655
2015 (1)	10,014
2016	2,678
2017	2,517
2018	2,525
Thereafter	633
Total (2)	$23,022

(1)
Includes a drilling carry agreement in the amount of $8.5 million related to acreage in the Powder River Basin. As of December 31, 2013, the Company has satisfied $1.6 million of this carry. The Company will owe the remaining carry balance if not satisfied by October 1, 2015.

(2)	The total includes the lease payments for 19,200 square feet of the Denver office which is under a sublease agreement as of December 31, 2013.
Litigation. The Company is subject to litigation, claims and governmental and regulatory proceedings arising in the course of ordinary business. It is the opinion of the Company’s management that current claims and litigation involving the Company are not likely to have a material adverse effect on its consolidated balance sheets, cash flows or statements of operations.
14. Guarantor Subsidiaries
In addition to the Amended Credit Facility, the 7.625% Senior Notes, the 7.0% Senior Notes and the Convertible Notes, which are registered securities, are jointly and severally guaranteed on a full and unconditional basis by the 100% owned subsidiaries (“Guarantor Subsidiaries”) of the Company (referred to in this Note 14 as the “Parent Issuer”). Presented below are the Company’s condensed consolidating balance sheets, statements of operations, statements of other comprehensive income (loss) and statements of cash flows, as required by Rule 3-10 of Regulation S-X of the Securities Exchange Act of 1934, as amended.
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

Condensed Consolidating Balance Sheets

	As of December 31, 2013
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Assets:
Current assets	$154,794	$2,453	$—	$157,247
Property and equipment, net	2,088,591	113,905	—	2,202,496
Intercompany receivable (payable)	155,909	(155,909)	—	—
Investment in subsidiaries	(44,976)	—	44,976	—
Noncurrent assets	21,770	—	—	21,770
Total assets	$2,376,088	$(39,551)	$44,976	$2,381,513
Liabilities and Stockholders’ Equity:
Current liabilities	$192,093	$626	$—	$192,719
Long-term debt	979,082	—	—	979,082
Deferred income taxes	159,139	2,187	—	161,326
Other noncurrent liabilities	40,056	2,612	—	42,668
Stockholders’ equity	1,005,718	(44,976)	44,976	1,005,718
Total liabilities and stockholders’ equity	$2,376,088	$(39,551)	$44,976	$2,381,513

	As of December 31, 2012
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Assets:
Current assets	$226,013	$2,326	$—	$228,339
Property and equipment, net	2,514,240	97,097	—	2,611,337
Intercompany receivable (payable)	141,272	(141,272)	—	—
Investment in subsidiaries	(47,533)	—	47,533	—
Noncurrent assets	29,773	—	—	29,773
Total assets	$2,863,765	$(41,849)	$47,533	$2,869,449
Liabilities and Stockholders’ Equity:
Current liabilities	$212,117	$1,016	$—	$213,133
Long-term debt	1,156,654	—	—	1,156,654
Deferred income taxes	264,113	2,251	—	266,364
Other noncurrent liabilities	48,106	2,417	—	50,523
Stockholders’ equity	1,182,775	(47,533)	47,533	1,182,775
Total liabilities and stockholders’ equity	$2,863,765	$(41,849)	$47,533	$2,869,449

Condensed Consolidating Statements of Operations

	Year Ended December 31, 2013
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Operating and other revenues	$536,557	$31,536	$—	$568,093
Operating expenses	(654,189)	(28,979)	—	(683,168)
General and administrative	(64,902)	—	—	(64,902)
Interest income and other income (expense)	(131,389)	—	—	(131,389)
Income (loss) before income taxes and equity in earnings (loss) of subsidiaries	(313,923)	2,557	—	(311,366)
Benefit from income taxes	118,633	—	—	118,633
Equity in earnings (loss) of subsidiaries	2,557	—	(2,557)	—
Net income (loss)	$(192,733)	$2,557	$(2,557)	$(192,733)

	Year Ended December 31, 2012
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Operating and other revenues	$682,209	$17,986	$—	$700,195
Operating expenses	(590,185)	(18,135)	—	(608,320)
General and administrative	(68,666)	—	—	(68,666)
Interest income and other income (expense)	(20,991)	—	—	(20,991)
Income (loss) before income taxes and equity in earnings (loss) of subsidiaries	2,367	(149)	—	2,218
Provision for income taxes	(1,636)	—	—	(1,636)
Equity in earnings (loss) of subsidiaries	(149)	—	149	—
Net income (loss)	$582	$(149)	$149	$582

	Year Ended December 31, 2011
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Operating and other revenues	$770,106	$15,518	$—	$785,624
Operating expenses	(541,759)	(55,430)	—	(597,189)
General and administrative	(66,780)	—	—	(66,780)
Interest and other income (expense)	(73,276)	—	—	(73,276)
Income (loss) before income taxes and equity in earnings (loss) of subsidiaries	88,291	(39,912)	—	48,379
Provision for income taxes	(17,672)	—	—	(17,672)
Equity in earnings (loss) of subsidiaries	(39,912)	—	39,912	—
Net income (loss)	$30,707	$(39,912)	$39,912	$30,707
Condensed Consolidating Statements of Comprehensive Income (Loss)

	Year Ended December 31, 2013
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Net Income (Loss)	$(192,733)	$2,557	$(2,557)	$(192,733)
Other Comprehensive Income (Loss), net of tax:
Effect of derivative financial instruments	(4,663)	—	—	(4,663)
Other comprehensive loss	(4,663)	—	—	(4,663)
Comprehensive Income (Loss)	$(197,396)	$2,557	$(2,557)	$(197,396)

	Year Ended December 31, 2012
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Net Income (Loss)	$582	$(149)	$149	$582
Other Comprehensive Income (Loss), net of tax:
Effect of derivative financial instruments	(50,712)	—	—	(50,712)
Other comprehensive loss	(50,712)	—	—	(50,712)
Comprehensive Income (Loss)	$(50,130)	$(149)	$149	$(50,130)

	Year Ended December 31, 2011
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Net Income (Loss)	$30,707	$(39,912)	$39,912	$30,707
Other Comprehensive Income (Loss), net of tax:
Effect of derivative financial instruments	8,215	—	—	8,215
Other comprehensive loss	8,215	—	—	8,215
Comprehensive Income (Loss)	$38,922	$(39,912)	$39,912	$38,922

Condensed Consolidating Statements of Cash Flows

	Year Ended December 31, 2013
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities	$240,233	$25,032	$—	$265,265
Cash flows from investing activities:
Additions to oil and gas properties, including acquisitions	(407,994)	(37,485)	—	(445,479)
Additions to furniture, fixtures and other	(2,254)	—	—	(2,254)
Proceeds from sale of properties and other investing activities	310,704	—	—	310,704
Cash flows from financing activities:
Proceeds from debt	420,000	—	—	420,000
Principal and redemption premium payments on debt	(576,422)	—	—	(576,422)
Intercompany transfers	(12,453)	12,453	—	—
Other financing activities	3,336	—	—	3,336
Change in cash and cash equivalents	(24,850)	—	—	(24,850)
Beginning cash and cash equivalents	79,395	50	—	79,445
Ending cash and cash equivalents	$54,545	$50	$—	$54,595

	Year Ended December 31, 2012
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities	$382,164	$6,272	$—	$388,436
Cash flows from investing activities:
Additions to oil and gas properties, including acquisitions	(929,370)	(29,284)	—	(958,654)
Additions to furniture, fixtures and other	(7,231)	—	—	(7,231)
Proceeds from sale of properties and other investing activities	303,818	25,070	—	328,888
Cash flows from financing activities:
Proceeds from debt	875,826	—	—	875,826
Principal and redemption premium payments on debt	(595,386)	—	—	(595,386)
Intercompany transfers	2,058	(2,058)	—	—
Other financing activities	(9,765)	—	—	(9,765)
Change in cash and cash equivalents	22,114	—	—	22,114
Beginning cash and cash equivalents	57,281	50	—	57,331
Ending cash and cash equivalents	$79,395	$50	$—	$79,445

	Year Ended December 31, 2011
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities	$486,579	$(7,231)	$—	$479,348
Cash flows from investing activities:
Additions to oil and gas properties, including acquisitions	(884,099)	(63,107)	—	(947,206)
Additions to furniture, fixtures and other	(11,556)	414	—	(11,142)
Proceeds from sale of properties and other investing activities	1,702	—	—	1,702
Cash flows from financing activities:
Proceeds from debt	800,000	—	—	800,000
Principal and redemption premium payments on debt	(330,000)	—	—	(330,000)
Intercompany transfers	(69,973)	69,973	—	—
Other financing activities	5,938	1	—	5,939
Change in cash and cash equivalents	(1,409)	50	—	(1,359)
Beginning cash and cash equivalents	58,690	—	—	58,690
Ending cash and cash equivalents	$57,281	$50	$—	$57,331

SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Per Share Data Unless Otherwise Indicated)
(Unaudited)

Oil and Gas Producing Activities

Costs Incurred. Costs incurred in oil and gas property acquisition, exploration and development activities and related depletion per equivalent unit-of-production were as follows:

	Year Ended December 31,
	2013	2012	2011
	(in thousands, except per Boe data)
Acquisition costs:
Unproved properties	$13,728	$162,982	$183,420
Proved properties	370	6,033	164,797
Exploration costs	2,499	32,189	20,752
Development costs	455,543	754,485	607,704
Asset retirement obligation	3,455	8,324	12,142
Total costs incurred	$475,595	$964,013	$988,815
Depletion per Boe of production	$18.78	$16.26	$15.84

Supplemental Oil and Gas Reserve Information. The reserve information presented below is based on estimates of net proved reserves as of December 31, 2013, 2012 and 2011 that were prepared by internal petroleum engineers in accordance with guidelines established by the SEC and were audited by the Company’s independent petroleum engineering firm NSAI in 2013, 2012 and 2011.

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

Analysis of Changes in Proved Reserves. The following table sets forth information regarding the Company’s estimated net total proved and proved developed oil and gas reserve quantities:

	Oil (MBbls)	Gas (MMcf)	NGLs (MBbls)	Equivalent Units (MBoe)
Proved reserves:
Balance at December 31, 2010	12,994	1,040,383	—	186,391
Purchases of oil and gas reserves in place	7,990	50,217	—	16,360
Extension, discoveries and other additions	6,443	172,741	—	35,233
Revisions of previous estimates	4,666	15,588	—	7,264
Sales of reserves	—	—	—	—
Production	(1,490)	(97,856)	—	(17,799)
Balance at December 31, 2011	30,603	1,181,073	—	227,449
Purchases of oil and gas reserves in place	253	290	—	301
Extension, discoveries and other additions	17,312	83,439	—	31,219
Revisions of previous estimates	6,583	(212,687)	—	(28,865)
Sales of reserves	(1,298)	(211,490)	—	(36,546)
Production	(2,687)	(101,486)	—	(19,601)
Balance at December 31, 2012	50,766	739,139	—	173,957
Purchases of oil and gas reserves in place	—	—	—	—
Extension, discoveries and other additions	44,505	120,231	11,076	75,620
Revisions of previous estimates (1)	(8,052)	(98,788)	26,879	2,362
Sales of reserves	(223)	(241,557)	—	(40,482)
Production	(3,495)	(52,685)	(2,199)	(14,475)
Balance at December 31, 2013	83,501	466,340	35,756	196,982

Proved developed reserves:
December 31, 2011	10,413	632,501	—	115,830
December 31, 2012	20,715	492,053	—	102,724
December 31, 2013	26,303	238,651	17,155	83,233
Proved undeveloped reserves:
December 31, 2011	20,190	548,572	—	111,619
December 31, 2012	30,051	247,086	—	71,232
December 31, 2013	57,199	227,688	18,602	113,749

(1)
The increase in NGL revisions of previous estimates includes the impact of the Company's conversion to three stream production. Prior to 2013, NGL reserves were included in natural gas data, which impacts the comparability for the periods presented.

At December 31, 2013, the Company revised its proved reserves upward by 2.2 MMBoe. The Company also revised its 2013 proved reserves upward by 0.2 MMBoe, as 2013 pricing was $3.67 per MMBtu and $96.91 per barrel of oil compared with the 2012 pricing of $2.56 per MMBtu and $91.21 per barrel of oil. Prices were adjusted by lease for quality, transportation fees and regional price differences.

At December 31, 2012, the Company revised its proved reserves downward by 15.0 MMBoe, excluding pricing revisions, due primarily to negative engineering revisions related to the 20-acre infill drilling performance at the West Tavaputs field in the Uinta Basin. At December 31, 2012, the Company also revised its 2012 proved reserves downward by 13.9 MMBoe, as 2012 pricing was $2.56 per MMBtu and $91.21 per barrel of oil compared with the 2011 pricing of $3.93 per MMBtu and $92.71 per barrel of oil. Prices were adjusted by lease for quality, transportation fees and regional price differences.

At December 31, 2011, the Company revised its proved reserves upward by 6.3 MMBoe, excluding pricing revisions, due primarily to the positive results of increased operational focus and engineering and geological study of the Company's Blacktail Ridge field in the Uinta Basin. At December 31, 2011, the Company also revised its 2011 proved reserves upward by 0.9 MMBoe, as 2011 pricing was $3.93 per MMBtu and $92.71 per barrel of oil compared with the 2010 pricing of $3.95 per MMBtu and $75.96 per barrel of oil. Prices were adjusted by lease for quality, transportation fees and regional price differences.

Standardized Measure. Certain information concerning the assumptions used in computing the valuation of proved reserves and their inherent limitations are discussed below. The Company believes such information is important for a proper understanding and assessment of the data presented.

For the years ended December 31, 2013, 2012 and 2011, future cash inflows are calculated by applying the 12-month average pricing (as is required by the rules of the Securities and Exchange Commission) of oil and gas relating to the Company’s proved reserves to the year-end quantities of those reserves. For the year ended December 31, 2013, calculations were made using adjusted average prices of $83.35 per Bbl for oil, $29.60 per Bbl for NGLs and $3.14 per MMBtu for gas, as compared to the average benchmark prices of $96.91 per Bbl for oil, $39.75 per Bbl for NGLs and $3.67 per Mcf for gas. For the year ended December 31, 2012, calculations were made using adjusted average prices of $78.85 per Bbl for oil and $3.68 per MMBtu for gas, as compared to the average benchmark prices of $91.21 per Bbl for oil and $2.56 per Mcf for gas. For the year ended December 31, 2011, calculations were made using adjusted average prices of $78.04 per Bbl for oil and $5.16 per MMBtu for gas, as compared to the average benchmark prices of $92.71 per Bbl for oil and $3.93 per Mcf for gas. The differences between the average benchmark prices and the adjusted average prices used in the calculation of the standardized measure are attributable to adjustments made for transportation, quality and basis differentials. The Company also records an overhead charge against its future cash flows.

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

Future development and production costs are calculated by estimating the expenditures to be incurred in developing and producing the proved oil, gas and NGL reserves at the end of the year, based on year-end costs and assuming continuation of existing economic conditions.

Future income tax expenses are calculated by applying the appropriate year-end statutory tax rates, with consideration of future tax rates already legislated, to the future pre-tax net cash flows relating to the Company’s proved oil, gas and NGL reserves. Permanent differences in oil and gas related tax credits and allowances are recognized.

The following table presents the standardized measure of discounted future net cash flows related to proved oil, gas and NGL reserves:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Future cash inflows	$9,482,577	$6,723,981	$8,486,558
Future production costs	(2,742,616)	(2,094,349)	(2,072,309)
Future development costs	(2,070,575)	(1,285,894)	(1,738,182)
Future income taxes	(1,127,818)	(616,484)	(1,163,868)
Future net cash flows	3,541,568	2,727,254	3,512,199
10% annual discount	(2,164,019)	(1,560,551)	(1,896,111)
Standardized measure of discounted future net cash flows	$1,377,549	$1,166,703	$1,616,088

The “standardized measure” is the present value of estimated future cash inflows from proved oil, gas and NGL reserves, less future development and production costs and future income tax expenses, using prices and costs as of the date of estimation without future escalation, without giving effect to hedging activities, non-property related expenses such as general and administrative expenses, debt service and depreciation, depletion and amortization and discounted using an annual discount rate of 10% to reflect timing of future cash flows.

The present value (at a 10% annual discount) of future net cash flows from the Company’s proved reserves is not necessarily the same as the current market value of its estimated oil, gas and NGL reserves. The Company bases the estimated discounted future net cash flows from its proved reserves on prices and costs in effect on the day of estimate in accordance with the applicable accounting guidance. However, actual future net cash flows from its oil, gas and NGL properties will also be affected by factors such as actual prices the Company receives for oil, gas and NGL, the amount and timing of actual production, supply of and demand for oil and natural gas and changes in governmental regulations or taxation.

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

A summary of changes in the standardized measure of discounted future net cash flows is as follows:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Standardized measure of discounted future net cash flows, beginning of period	$1,166,703	$1,616,088	$1,132,366
Sales of oil and gas, net of production costs and taxes	(393,451)	(414,662)	(493,278)
Extensions, discoveries and improved recovery, less related costs	584,379	251,460	307,013
Quantity revisions	(23,484)	(603,726)	78,062
Price revisions	448,883	(371,954)	417,174
Previously estimated development costs incurred during the period	100,320	413,543	197,994
Changes in estimated future development costs	(33,455)	82,202	(182,991)
Accretion of discount	140,120	211,735	149,637
Purchases of reserves in place	—	3,358	166,662
Sales of reserves	(475,396)	(296,788)	—
Changes in production rates (timing) and other	126	8,690	(19,293)
Net changes in future income taxes	(137,196)	266,757	(137,258)
Standardized measure of discounted future net cash flows, end of period	$1,377,549	$1,166,703	$1,616,088

Quarterly Financial Data

The following is a summary of the unaudited quarterly financial data, including income before income taxes, net income and net income per common share for the years ended December 31, 2013 and 2012.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Year Ended December 31, 2013
Total revenues	$138,277	$142,299	$148,555	$138,962
Less: Costs and expenses	136,501	131,568	348,625	131,376
Operating income (loss)	$1,776	$10,731	$(200,070)	$7,586
Income (loss) before income taxes	(52,578)	22,876	(267,151)	(14,513)
Net income (loss)	(33,151)	14,273	(166,656)	(7,199)
Net income (loss) per common share, basic	(0.70)	0.30	(3.51)	(0.15)
Net income (loss) per common share, diluted	(0.70)	0.30	(3.51)	(0.15)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Year Ended December 31, 2012
Total revenues	$179,176	$160,352	$180,866	$179,801
Less: Costs and expenses	145,723	177,899	203,281	150,083
Operating income (loss)	$33,453	$(17,547)	$(22,415)	$29,718
Income (loss) before income taxes	58,173	5,678	(85,229)	23,596
Net income (loss)	35,893	3,298	(52,626)	14,017
Net income (loss) per common share, basic	0.76	0.07	(1.11)	0.29
Net income (loss) per common share, diluted	0.76	0.07	(1.11)	0.29