Form 10-Q
period 2014-03-31
BILL BARRETT CORP
filed 2014-05-02
CIK 1172139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
There were 49,697,526 shares of $0.001 par value common stock outstanding on April 18, 2014.

PART I. FINANCIAL INFORMATION

ITEM 1.	Consolidated Financial Statements.
BILL BARRETT CORPORATION

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2014	December 31, 2013
	(in thousands, except share data)
Assets:
Current assets:
Cash and cash equivalents	$62,232	$54,595
Accounts receivable, net of allowance for doubtful accounts	92,049	97,586
Derivative assets	—	173
Prepayments and other current assets	4,086	4,893
Total current assets	158,367	157,247
Property and equipment - at cost, successful efforts method for oil and gas properties:
Proved oil and gas properties	2,967,585	2,863,923
Unproved oil and gas properties, excluded from amortization	323,994	296,599
Furniture, equipment and other	42,083	41,726
	3,333,662	3,202,248
Accumulated depreciation, depletion, amortization and impairment	(1,051,555)	(999,752)
Total property and equipment, net	2,282,107	2,202,496
Deferred financing costs and other noncurrent assets	19,501	21,770
Total	$2,459,975	$2,381,513
Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable and accrued liabilities	$129,128	$115,928
Amounts payable to oil and gas property owners	36,493	26,778
Production taxes payable	37,967	39,235
Derivative liabilities	20,388	5,988
Deferred income taxes	141	199
Current portion of long-term debt	4,647	4,591
Total current liabilities	228,764	192,719
Long-term debt	1,042,889	979,082
Asset retirement obligations	39,011	39,200
Deferred income taxes	151,081	161,326
Derivatives and other noncurrent liabilities	3,305	3,468
Stockholders’ equity:
Common stock, $0.001 par value; authorized 150,000,000 shares; 49,713,361 and 49,152,448 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively, with 1,735,984 and 1,340,060 shares subject to restrictions, respectively	48	48
Additional paid-in capital	906,314	904,261
Retained earnings	87,991	100,740
Treasury stock, at cost: zero shares at March 31, 2014 and December 31, 2013, respectively	—	—
Accumulated other comprehensive income	572	669
Total stockholders’ equity	994,925	1,005,718
Total	$2,459,975	$2,381,513
See notes to Unaudited Consolidated Financial Statements.

BILL BARRETT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2014	2013
	(in thousands, except share and per share data)
Operating and Other Revenues:
Oil, gas and NGL production	$127,169	$134,405
Other	519	3,872
Total operating and other revenues	127,688	138,277
Operating Expenses:
Lease operating expense	16,164	18,746
Gathering, transportation and processing expense	11,704	15,588
Production tax expense	7,624	5,951
Exploration expense	303	95
Impairment, dry hole costs and abandonment expense	1,761	7,101
Depreciation, depletion and amortization	55,508	68,438
General and administrative expense	15,407	20,582
Total operating expenses	108,471	136,501
Operating Income	19,217	1,776
Other Income and Expense:
Interest and other income	375	39
Interest expense	(17,431)	(24,542)
Commodity derivative loss	(25,155)	(29,851)
Total other income and expense	(42,211)	(54,354)
Loss before Income Taxes	(22,994)	(52,578)
Benefit from Income Taxes	(10,245)	(19,427)
Net Loss	$(12,749)	$(33,151)
Net Loss Per Common Share, Basic	$(0.27)	$(0.70)
Net Loss Per Common Share, Diluted	$(0.27)	$(0.70)
Weighted Average Common Shares Outstanding, Basic	47,890,224	47,352,900
Weighted Average Common Shares Outstanding, Diluted	47,890,224	47,352,900
See notes to Unaudited Consolidated Financial Statements.

BILL BARRETT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Net Loss	$(12,749)	$(33,151)
Other Comprehensive Loss, net of tax:
Effect of derivative financial instruments	(97)	(1,292)
Other comprehensive loss	(97)	(1,292)
Comprehensive Loss	$(12,846)	$(34,443)

See notes to Unaudited Consolidated Financial Statements.

BILL BARRETT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Operating Activities:
Net Loss	$(12,749)	$(33,151)
Adjustments to reconcile to net cash provided by operations:
Depreciation, depletion and amortization	55,508	68,438
Deferred income tax benefit	(10,245)	(19,427)
Impairment, dry hole costs and abandonment expense	1,761	7,101
Total commodity derivative loss	25,155	29,851
Settlements of commodity derivatives	(9,200)	6,453
Stock compensation and other non-cash charges	3,692	6,070
Amortization of debt discounts and deferred financing costs	1,067	1,732
Gain on sale of properties	—	(3,519)
Change in operating assets and liabilities:
Accounts receivable	5,530	19,235
Prepayments and other assets	408	818
Accounts payable, accrued and other liabilities	6,134	(14,089)
Amounts payable to oil and gas property owners	9,401	2,406
Production taxes payable	(1,268)	(4,992)
Net cash provided by operating activities	75,194	66,926
Investing Activities:
Additions to oil and gas properties, including acquisitions	(128,938)	(115,324)
Additions of furniture, equipment and other	(274)	(445)
Proceeds from sale of properties and other investing activities	(388)	6,424
Net cash used in investing activities	(129,600)	(109,345)
Financing Activities:
Proceeds from debt	65,000	25,000
Principal payments on debt	(1,137)	(2,241)
Proceeds from stock option exercises	126	—
Deferred financing costs and other	(1,946)	(1,263)
Net cash provided by financing activities	62,043	21,496
Increase (Decrease) in Cash and Cash Equivalents	7,637	(20,923)
Beginning Cash and Cash Equivalents	54,595	79,445
Ending Cash and Cash Equivalents	$62,232	$58,522
See notes to Unaudited Consolidated Financial Statements.

BILL BARRETT CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at December 31, 2012	$47	$883,923	$293,473	$—	$5,332	$1,182,775
Exercise of options, restricted stock activity and shares exchanged for exercise and tax withholding	1	6,384	—	(1,778)	—	4,607
APIC pool for excess tax benefits related to share-based compensation	—	(1,259)	—	—	—	(1,259)
Stock-based compensation	—	16,991	—	—	—	16,991
Retirement of treasury stock	—	(1,778)	—	1,778	—	—
Net loss	—	—	(192,733)	—	—	(192,733)
Effect of derivative financial instruments, net of $2,802 of taxes	—	—	—	—	(4,663)	(4,663)
Balance at December 31, 2013	$48	$904,261	$100,740	$—	$669	$1,005,718
Exercise of options, restricted stock activity and shares exchanged for exercise and tax withholding	—	126	—	(1,946)	—	(1,820)
Stock-based compensation	—	3,873	—	—	—	3,873
Retirement of treasury stock	—	(1,946)	—	1,946	—	—
Net loss	—	—	(12,749)	—	—	(12,749)
Effect of derivative financial instruments, net of $59 of taxes	—	—	—	—	(97)	(97)
Balance at March 31, 2014	$48	$906,314	$87,991	$—	$572	$994,925
See notes to Unaudited Consolidated Financial Statements.

BILL BARRETT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
March 31, 2014
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
2. Summary of Significant Accounting Policies
Basis of Presentation. The accompanying Unaudited Consolidated Financial Statements include the accounts of the Company. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal recurring accruals and adjustments) necessary to present fairly, in all material respects, the Company’s interim results. However, operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year. The Company’s Annual Report on Form 10-K includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this Quarterly Report on Form 10-Q. Except as disclosed herein, there have been no material changes to the information disclosed in the notes to the consolidated financial statements included in the Company’s 2013 Annual Report on Form 10-K.
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
Accounts Receivable. Accounts receivable is comprised of the following:

	As of March 31, 2014	As of December 31, 2013
	(in thousands)
Accrued oil, gas and NGL sales	$60,015	$67,583
Due from joint interest owners	28,601	23,507
Other	3,454	6,517
Allowance for doubtful accounts	(21)	(21)
Total accounts receivable	$92,049	$97,586
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

The following table sets forth the net capitalized costs and associated accumulated DD&A and non-cash impairments relating to the Company’s oil, natural gas and NGL producing activities:

	As of March 31, 2014	As of December 31, 2013
	(in thousands)
Proved properties	$486,080	$485,427
Wells and related equipment and facilities	2,293,630	2,192,754
Support equipment and facilities	177,824	177,224
Materials and supplies	10,051	8,518
Total proved oil and gas properties	$2,967,585	$2,863,923
Unproved properties	240,455	239,925
Wells and facilities in progress	83,539	56,674
Total unproved oil and gas properties, excluded from amortization	$323,994	$296,599
Accumulated depreciation, depletion, amortization and impairment	(1,027,108)	(976,339)
Total oil and gas properties, net	$2,264,471	$2,184,183
All exploratory wells are evaluated for economic viability within one year of well completion. Exploratory wells that discover potentially economic reserves in areas where a major capital expenditure would be required before production could begin, and where the economic viability of that major capital expenditure depends upon the successful completion of further exploratory work in the area, remain capitalized if the well finds a sufficient quantity of reserves to justify its completion as a producing well and the Company is making sufficient progress assessing the reserves and the economic and operating viability of the project. As of March 31, 2014 and December 31, 2013, there were no exploratory well costs that had been capitalized for a period greater than one year since the completion of drilling.
The Company reviews proved oil and gas properties on a field-by-field basis for impairment on a quarterly basis or whenever events and circumstances indicate that a decline in the recoverability of their carrying value may have occurred. The Company estimates the expected undiscounted future cash flows of its oil and gas properties and compares such undiscounted future cash flows to the carrying amount of the oil and gas properties to determine if the carrying amount is recoverable. If the carrying value of a property exceeds the undiscounted future cash flows, the Company will impair the carrying value to fair value based on an analysis of quantitative and qualitative factors. The Company has no guarantee that the undiscounted future cash flows analysis of its proved property represents the applicable market value. The factors used to determine fair value include, but are not limited to, recent sales prices of comparable properties, the present value of future cash flows, net of estimated operating and development costs using estimates of reserves, future commodity pricing, future production estimates, anticipated capital expenditures and various discount rates commensurate with the risk and current market conditions associated with realizing the expected cash flows projected.

The Company recognized non-cash impairment charges, which were included within impairment, dry hole costs and abandonment expense in the Unaudited Consolidated Statements of Operations, as follows:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Non-cash impairment of proved oil and gas properties (1)	$1,038	$—
Non-cash impairment of unproved oil and gas properties	—	—
Dry hole costs	106	851
Abandonment expense	617	6,250
Total non-cash impairment, dry hole costs and abandonment expense	$1,761	$7,101

(1)
Non-cash impairment of proved oil and gas properties for the three months ended March 31, 2014 related to the Company's West Tavaputs properties based upon a true up of previously estimated fair value relative to carrying value. These assets were sold in December 2013. See Note 4.

The provision for DD&A of oil and gas properties is calculated on a field-by-field basis using the unit-of-production method. Natural gas and NGLs are converted to an oil equivalent, Boe, at the standard rate of six Mcf to one Boe and forty-two gallons to one Boe, respectively. Estimated future dismantlement, restoration and abandonment costs are taken into consideration by this calculation.
Accounts Payable and Accrued Liabilities. Accounts payable and accrued liabilities are comprised of the following:

	As of March 31, 2014	As of December 31, 2013
	(in thousands)
Accrued drilling, completion and facility costs	$73,646	$54,750
Accrued lease operating, gathering, transportation and processing expenses	13,839	17,317
Accrued general and administrative expenses	6,249	14,605
Trade payables and other	35,394	29,256
Total accounts payable and accrued liabilities	$129,128	$115,928
Environmental Liabilities. Environmental expenditures that relate to an existing condition caused by past operations and that do not contribute to current or future revenue generation are expensed. Environmental liabilities are accrued when environmental assessments and/or clean-ups are probable, and the costs can be reasonably estimated.
Revenue Recognition. The Company records revenues from the sales of crude oil, natural gas and NGLs when delivery to the purchaser has occurred. The Company uses the sales method to account for gas and NGL imbalances. Under this method, revenue is recorded on the basis of gas and NGLs actually sold by the Company. In addition, the Company records revenues for its share of gas and NGLs sold by other owners that cannot be volumetrically balanced in the future due to insufficient remaining reserves. The Company also reduces revenues for other owners’ gas and NGLs sold by the Company that cannot be volumetrically balanced in the future due to insufficient remaining reserves. The Company’s remaining over- and under- produced gas and NGLs balancing positions are taken into account in determining the Company’s proved oil, gas and NGL reserves. Imbalances at March 31, 2014 and 2013 were not material.
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

In satisfaction of its obligation upon conversion of the Convertible Notes, the Company may elect to deliver, at its option, cash, shares of its common stock or a combination of cash and shares of its common stock. As of March 31, 2014, the Company expected to settle the remaining Convertible Notes in cash. Therefore, the treasury stock method was used to measure the potentially dilutive impact of shares associated with that remaining conversion feature. The Company has the right with at least 30 days’ notice to call the Convertible Notes and the holders have the right to require the Company to purchase the notes on March 20, 2015. The Convertible Notes have not been dilutive since their issuance in March 2008 and, therefore, did not impact the diluted net income (loss) per common share calculation for the three months ended March 31, 2014 and 2013. No potential common shares are included in the computation of any diluted per share amount when a net loss exists, as was the case for the three months ended March 31, 2014 and 2013.
The following table sets forth the calculation of basic and diluted loss per share:

	Three Months Ended March 31,
	2014	2013
	(in thousands, except per share amounts)
Net loss	$(12,749)	$(33,151)
Basic weighted-average common shares outstanding in period	47,890	47,353
Add dilutive effects of stock options and nonvested equity shares of common stock	—	—
Diluted weighted-average common shares outstanding in period	47,890	47,353
Basic net loss per common share	$(0.27)	$(0.70)
Diluted net loss per common share	$(0.27)	$(0.70)
New Accounting Pronouncements. In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The objective of ASU 2013-11 is to provide guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this standard will not have an impact on the Company’s consolidated financial statements.

3. Supplemental Disclosures of Cash Flow Information
Supplemental cash flow information is as follows:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Cash paid for interest, net of amount capitalized	$2,164	$14,506
Cash paid for income taxes	—	1,861
Supplemental disclosures of non-cash investing and financing activities:
Current liabilities	80,356	51,942
Net increase in asset retirement obligations	842	1,321
Retirement of treasury stock	(1,946)	(1,263)
4. Divestitures

On December 10, 2013, the Company completed the sale of its West Tavaputs natural gas assets in the Uinta Basin (the "West Tavaputs Divestiture"). The Company received $308.7 million in cash proceeds, after closing adjustments. The divestiture proceeds are subject to various purchase price adjustments incurred in the normal course of business and will be finalized during 2014. The Company recognized an impairment loss of $1.0 million during the three months ended March 31, 2014 related to these assets based upon a true up of previously estimated fair value relative to carrying value. The initial impairment loss of $209.5 million was recognized during the year ended December 31, 2013.
5. Long-Term Debt
The Company’s outstanding debt is summarized below:

		As of March 31, 2014			As of December 31, 2013
	Maturity Date	Principal	Unamortized Discount	Carrying Amount	Principal	Unamortized Discount	Carrying Amount
		(in thousands)
Amended Credit Facility (1)	October 31, 2016	$180,000	$—	$180,000	$115,000	$—	$115,000
Convertible Notes (2)	March 15, 2028 (3)	25,344	—	25,344	25,344	—	25,344
7.625% Senior Notes (4)	October 1, 2019	400,000	—	400,000	400,000	—	400,000
7.0% Senior Notes (5)	October 15, 2022	400,000	—	400,000	400,000	—	400,000
Lease Financing Obligation (6)	August 10, 2020	42,192	—	42,192	43,329	—	43,329
Total Debt		$1,047,536	$—	$1,047,536	$983,673	$—	$983,673
Less: Current Portion of Long-Term Debt		4,647	—	4,647	4,591	—	4,591
Total Long-Term Debt		$1,042,889	$—	$1,042,889	$979,082	$—	$979,082

(1)	The recorded value of the Amended Credit Facility approximates its fair value due to its floating rate structure.

(2)
The aggregate estimated fair value of the Convertible Notes was approximately $25.5 million and $25.1 million as of March 31, 2014 and December 31, 2013, respectively, based on reported market trades of these instruments.

(3)
The Company has the right at any time, with at least 30 days’ notice, to call the Convertible Notes, and the holders have the right to require the Company to purchase the notes on each of March 20, 2015, March 20, 2018 and March 20, 2023.

(4)
The aggregate estimated fair value of the 7.625% Senior Notes was approximately $433.0 million and $430.2 million as of March 31, 2014 and December 31, 2013, respectively, based on reported market trades of these instruments.

(5)
The aggregate estimated fair value of the 7.0% Senior Notes was approximately $422.0 million and $417.0 million as of March 31, 2014 and December 31, 2013, respectively, based on reported market trades of these instruments.

(6)
The aggregate estimated fair value of the Lease Financing Obligation was approximately $40.3 million as of March 31, 2014, and $41.7 million as of December 31, 2013. Because there is no active, public market for the Lease Financing Obligation, the aggregate estimated fair value was based on market-based parameters of comparable term secured financing instruments.

Amended Credit Facility
The Company’s Amended Credit Facility has a maturity date of October 31, 2016 and current commitments and borrowing base of $625.0 million. As of March 31, 2014, the Company had $180.0 million outstanding under the Amended Credit Facility. As credit support for future payment under a contractual obligation, a $26.0 million letter of credit has been issued under the Amended Credit Facility, which reduced the borrowing capacity of the Amended Credit Facility as of March 31, 2014 to $419.0 million.
Interest rates are LIBOR plus applicable margins of 1.5% to 2.5% or ABR plus 0.5% to 1.5% and the commitment fee is between 0.375% to 0.5% based on borrowing base utilization. The average annual interest rates incurred on the Amended Credit Facility were 1.6% and 1.7% for the three months ended March 31, 2014 and 2013, respectively.
The borrowing base is required to be re-determined twice per year. On May 1, 2014, the borrowing base was reaffirmed at $625.0 million based on year-end 2013 reserves and our hedge position. Future semi-annual borrowing bases will be computed based on proved oil, natural gas and NGL reserves, hedge positions and estimated future cash flows from those reserves, as well as any other outstanding debt of the Company.
The Amended Credit Facility contains certain financial covenants. The Company is currently in compliance with all financial covenants and has complied with all financial covenants since issuance.

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
7.625% Senior Notes Due 2019
On September 27, 2011, the Company issued $400.0 million in principal amount of 7.625% Senior Notes due 2019 at par. The 7.625% Senior Notes mature on October 1, 2019. Interest is payable in arrears semi-annually on April 1 and October 1 beginning April 1, 2012. The 7.625% Senior Notes are senior unsecured obligations of the Company and rank equal in right of payment with all of the Company’s other existing and future senior unsecured indebtedness, including the Company’s Convertible Notes and 7.0% Senior Notes. The 7.625% Senior Notes are redeemable at the Company’s option on October 1, 2015 at a redemption price of 103.813% of the principal amount of the notes. The 7.625% Senior Notes are fully and unconditionally guaranteed by the subsidiaries that guarantee the Company’s indebtedness under the Amended Credit Facility, the Convertible Notes and the 7.0% Senior Notes. The 7.625% Senior Notes include certain covenants that limit the Company’s ability to incur additional indebtedness, make restricted payments, create liens or sell assets and that prohibit the Company from paying dividends. The Company is currently in compliance with all financial covenants and has complied with all financial covenants since issuance.
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
Lease Financing Obligation Due 2020
On July 23, 2012, the Company entered into the Lease Financing Obligation, whereby the Company received $100.8 million through the sale and subsequent leaseback of existing compressors and related facilities owned by the Company. The Lease Financing Obligation expires on August 10, 2020, and the Company has the option to purchase the equipment at the end of the lease term for the then current fair market value. The Lease Financing Obligation also contains an early buyout option where the Company may purchase the equipment for $36.6 million on February 10, 2019. The lease payments related to the equipment are recognized as principal and interest expense based on a weighted average implicit interest rate of 3.3%. See Note 11 for discussion of aggregate minimum future lease payments. As part of the West Tavaputs Divestiture, the purchaser assumed approximately 51% of the Lease Financing Obligation, including the early buyout option related to West Tavaputs.
The following table summarizes, for the periods indicated, the cash or accrued portion of interest expense related to the Amended Credit Facility, the 9.875% Senior Notes that were redeemed in full on July 15, 2013, Convertible Notes, 7.625%

Senior Notes, 7.0% Senior Notes and the Lease Financing Obligation along with the non-cash portion resulting from the amortization of the debt discount and transaction costs through interest expense:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Amended Credit Facility (1)
Cash interest	$1,078	$864
Non-cash interest	$586	$585
9.875% Senior Notes (2)
Cash interest	$—	$6,172
Non-cash interest	$—	$679
Convertible Notes (3)
Cash interest	$310	$313
Non-cash interest	$1	$2
7.625% Senior Notes (4)
Cash interest	$7,625	$7,625
Non-cash interest	$272	$263
7.0% Senior Notes (5)
Cash interest	$7,000	$7,000
Non-cash interest	$203	$195
Lease Financing Obligation (6)
Cash interest	$262	$787
Non-cash interest	$4	$8

(1)	Cash interest includes amounts related to interest and commitment fees paid on the Amended Credit Facility and participation and fronting fees paid on the letter of credit.

(2)	The stated interest rate for the 9.875% Senior Notes was 9.875% per annum with an effective interest rate of 11.2% per annum. The Company redeemed the 9.875% Senior Notes in full on July 15, 2013.

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

(6)
The effective interest rate for the Lease Financing Obligation is 3.3% per annum. The decrease in cash interest from $0.8 million as of March 31, 2013 to $0.3 million as of March 31, 2014 is due to the West Tavaputs Divestiture. The purchaser assumed approximately 51% of the Lease Financing Obligation, including the buyout option related to West Tavaputs, leaving the Company with a balance of $42.2 million as of March 31, 2014.

6. Asset Retirement Obligations
A reconciliation of the Company’s asset retirement obligations for the three months ended March 31, 2014 is as follows (in thousands):

As of December 31, 2013	$43,005
Liabilities incurred	842
Liabilities settled	(352)
Disposition of properties	—
Accretion expense	812
Revisions to estimate	—
As of March 31, 2014	$44,307
Less: Current asset retirement obligations	5,296
Long-term asset retirement obligations	$39,011
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

	As of March 31, 2014
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Deferred Compensation Plan	$651	$—	$—	$651
Cash Equivalents - Money Market Funds	53	—	—	53
Commodity Derivatives	—	8,556	—	8,556
Liabilities
Commodity Derivatives	$—	$27,954	$—	$27,954

	As of December 31, 2013
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Deferred Compensation Plan	$941	$—	$—	$941
Cash Equivalents - Money Market Funds	53	—	—	53
Commodity Derivatives	—	11,483	—	11,483
Liabilities
Commodity Derivatives	$—	$14,771	$—	$14,771
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
Level 1 Fair Value Measurements – The Company maintains a non-qualified deferred compensation plan (as discussed in more detail in Note 10) which allows certain management employees to defer receipt of a portion of their compensation. The Company maintains assets for the deferred compensation plan in a rabbi trust. The assets of the rabbi trust are invested in publicly traded mutual funds and are recorded in other current and other long-term assets on the Unaudited Consolidated Balance Sheets. The Company also has highly liquid short term investments in money market funds. The deferred compensation plan financial assets are reported at fair value based on active market quotes, which represent Level 1 inputs. The money market fund investments are recorded at carrying value, which approximates fair value, which represent Level 1 inputs. The fair values of the Company’s fixed rate 7.625% Senior Notes and 7.0% Senior Notes totaled $855.0 million as of March 31, 2014. The fair values of the Company’s fixed rate 7.625% Senior Notes and 7.0% Senior Notes totaled $847.2 million as of December 31, 2013. The fair values of the Company's fixed rate Senior Notes are based on active market quotes, which represent Level 1 inputs.
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
There is no active, public market for the Company’s Amended Credit Facility, Convertible Notes or Lease Financing Obligation. The Amended Credit Facility balance of $180.0 million and $115.0 million as of March 31, 2014 and December 31, 2013, respectively, approximates its fair value due to its floating rate structure. The Convertible Notes fair value of $25.5 million and $25.1 million as of March 31, 2014 and December 31, 2013, respectively, are measured based on market-based parameters of the various components of the Convertible Notes and over the counter trades. The Lease Financing Obligation fair values of $40.3 million and $41.7 million as of March 31, 2014 and December 31, 2013, respectively, are measured based on market-based parameters of comparable term secured financing instruments. The fair value measurements for the Amended Credit Facility, Convertible Notes and Lease Financing Obligation represent Level 2 inputs.
Level 3 Fair Value Measurements – As of March 31, 2014 and December 31, 2013, the Company did not have assets or liabilities that were measured on a recurring basis classified under a Level 3 fair value hierarchy.

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

	As of March 31, 2014
Balance Sheet	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet		Net Amounts of Assets Presented in the Balance Sheet
	(in thousands)
Derivative assets	$6,107	$(6,107)	(1)	$—
Deferred financing costs and other noncurrent assets	2,449	(1,224)	(1)	1,225	(2)
Total derivative assets	$8,556	$(7,331)		$1,225
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet		Net Amounts of Liabilities Presented in the Balance Sheet
	(in thousands)
Derivative liabilities	$(26,495)	$6,107	(3)	$(20,388)
Derivatives and other noncurrent liabilities	(1,459)	1,224	(3)	(235)	(4)
Total derivative liabilities	$(27,954)	$7,331		$(20,623)

	As of December 31, 2013
Balance Sheet	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet		Net Amounts of Assets Presented in the Balance Sheet
	(in thousands)
Derivative assets	$8,259	$(8,086)	(1)	$173
Deferred financing costs and other noncurrent assets	3,224	(685)	(1)	2,539	(2)
Total derivative assets	$11,483	$(8,771)		$2,712
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet		Net Amounts of Liabilities Presented in the Balance Sheet
	(in thousands)
Derivative liabilities	$(14,074)	$8,086	(3)	$(5,988)
Derivatives and other noncurrent liabilities	(697)	685	(3)	(12)	(4)
Total derivative liabilities	$(14,771)	$8,771		$(6,000)

(1)	Amounts are netted against derivative asset balances with the same counterparty, and therefore are presented as a net asset on the Unaudited Consolidated Balance Sheets.

(2)
As of March 31, 2014 and December 31, 2013, this line item on the Unaudited Consolidated Balance Sheets includes $18.3 million and $19.2 million of deferred financing costs and other noncurrent assets, respectively.

(3)	Amounts are netted against derivative liability balances with the same counterparty, and therefore are presented as a net liability on the Unaudited Consolidated Balance Sheets.

(4)	As of March 31, 2014 and December 31, 2013, this line item on the Unaudited Consolidated Balance Sheets includes $3.1 million and $3.5 million of other noncurrent liabilities, respectively.
The following table summarizes the cash flow hedge gains, net of tax, and their locations on the Unaudited Consolidated Balance Sheets and Unaudited Consolidated Statements of Operations as of the periods indicated:

	Derivatives Qualifying as Cash Flow Hedges	Three Months Ended March 31,
		2014	2013
		(in thousands)
Amount of Gain Reclassified from AOCI into Income (net of tax) (1) (2)	Commodity Hedges	$97	$1,292

(1)	Gains reclassified from accumulated other comprehensive income ("AOCI") into income are included in the oil, gas and NGL production revenues in the Unaudited Consolidated Statements of Operations.

(2)	Presented net of income tax expense of $0.1 million and $0.8 million for the three months ended March 31, 2014 and 2013, respectively.

As of March 31, 2014, the Company had financial instruments in place to hedge the following volumes for the periods indicated:

	April – December 2014	For the year 2015	For the year 2016
Oil (Bbls)	2,769,400	2,524,000	91,000
Natural Gas (MMbtu)	18,485,000	7,300,000	—
Natural Gas Liquids (Bbls)	241,071	—	—
The table below summarizes the commodity derivative gains and losses the Company recognized related to its oil, gas and NGL derivative instruments for the periods indicated:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Commodity derivative gain settlements on derivatives designated as cash flow hedges (1)	$156	$2,067
Total commodity derivative loss (2)	(25,155)	(29,851)

(1)	Included in oil, gas and NGL production revenues in the Unaudited Consolidated Statements of Operations.

(2)	Included in commodity derivative loss in the Unaudited Consolidated Statements of Operations.
The Company’s derivative financial instruments are generally executed with major financial or commodities trading institutions that expose the Company to market and credit risks and may, at times, be concentrated with certain counterparties or groups of counterparties. The Company had hedges in place with nine different counterparties as of March 31, 2014. Although notional amounts are used to express the volume of these contracts, the amounts potentially subject to credit risk, in the event of non-performance by the counterparties, are substantially smaller. The creditworthiness of counterparties is subject to continual review by management, and the Company believes all of these institutions currently are acceptable credit risks. Full performance is anticipated, and the Company has no past due receivables from any of its counterparties.
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

9. Income Taxes
Income tax benefit for the three months ended March 31, 2014 and 2013 differs from the amounts that would be provided by applying the U.S. federal income tax rate to income before income taxes principally due to the effect of state income taxes, stock-based compensation and other operating expenses not deductible for income tax purposes. The effective tax rate of 44.6% for the three months ended March 31, 2014 is primarily due to an increase in unfavorable permanent adjustments to taxable income relative to projected pre-tax income.
10. Equity Incentive Compensation Plans and Other Employee Benefits
The Company maintains various stock-based compensation plans and other employee benefits as discussed below. Stock-based compensation is measured at the grant date based on the value of the awards, and the fair value is recognized on a straight-line basis over the requisite service period (usually the vesting period).
The following table presents the non-cash stock-based compensation related to equity awards for the periods indicated:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Common stock options	$629	$2,490
Nonvested equity common stock	1,671	2,400
Nonvested equity common stock units	249	400
Nonvested performance-based equity	818	168
Total	$3,367	$5,458

Unrecognized compensation cost as of March 31, 2014 was $27.2 million related to grants of nonvested stock options and nonvested equity shares of common stock that are expected to be recognized over a weighted-average period of 2.9 years.
Nonvested Equity Shares. The following table presents the equity awards granted pursuant to the Company’s various stock compensation plans:

	Three Months Ended March 31, 2014		Three Months Ended March 31, 2013
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested equity common stock	466,314	$22.47	540,380	$17.26
Nonvested equity common stock units	732	$25.60	8,395	$20.27
Nonvested performance-based equity shares	248,575	$19.61	274,979	$16.57
Total shares granted	715,621		823,754

Performance Share Programs
2014 Program. In February 2014, the Compensation Committee approved a new performance share program (the “2014 Program”) pursuant to the 2012 Equity Incentive Plan. The performance-based awards contingently vest in May 2017, depending on the level at which the performance goals are achieved. The performance goals, which will be measured over the three year period ending December 31, 2016, consist of the Company’s total shareholder return (“TSR”) ranking relative to a defined peer group’s individual TSRs (“Relative TSR”) (weighted at 60%) and the percentage change in discretionary cash flow per debt adjusted share relative to a defined peer group’s percentage calculation (“DCF per Debt Adjusted Share”) (weighted at 40%). The Relative TSR and DCF per Debt Adjusted Share goals will vest at 25% of the total award for performance met at the threshold level, 100% at the target level and 200% at the stretch level. If the actual results for a metric are between the threshold and target levels or between the target and stretch levels, the vested number of shares will be prorated based on the actual results compared to the threshold, target and stretch goals. If the threshold metrics are not met, no shares will vest. In any event, the total number of shares of common stock that could vest will not exceed 200% of the original number of performance shares granted. At the end of the three year vesting period, any shares that have not vested will be forfeited. A total of 248,575 shares were granted under this program during the three months ended March 31, 2014. All compensation expense related to the TSR metric will be recognized if the requisite service period is fulfilled, even if the market condition is not achieved. All compensation expense related to the discretionary cash flow metric will be based upon the number of shares expected to vest at the end of the three year period. The Company recorded $0.1 million of non-cash stock-based compensation expense related to these awards for the three months ended March 31, 2014.
11. Commitments and Contingencies
Lease Financing Obligation. The Company has a Lease Financing Obligation with Bank of America Leasing & Capital, LLC as the lead bank as discussed in Note 5. The aggregate undiscounted minimum future lease payments, including both principal and interest components, are presented below:

As of March 31, 2014
(in thousands)
2014	$4,485
2015	5,979
2016	5,979
2017	5,979
2018	5,979
Thereafter	18,781
Total	$47,182

Transportation Demand and Firm Processing Charges. The Company has entered into contracts that provide firm transportation capacity on pipeline systems and firm processing charges. The remaining terms on these contracts range from two to seven years and require the Company to pay transportation demand and processing charges regardless of the amount of pipeline capacity utilized by the Company. All transportation costs, including demand charges and processing charges, are included in gathering, transportation and processing expense in the Unaudited Consolidated Statements of Operations. The Company paid $7.7 million and $8.8 million of transportation demand charges for the three months ended March 31, 2014 and March 31, 2013, respectively. The Company did not pay firm processing charges for the three months ended March 31, 2014 and paid $0.7 million of firm processing charges for the three months ended March 31, 2013.
The amounts in the table below represent the Company’s gross future minimum transportation demand and firm processing charges. However, the Company will record in its financial statements only the Company’s proportionate share based on the Company’s working interest and net revenue interest, which will vary from property to property. From time to time, we may sell certain portions of firm capacity on various pipelines, as business or operations conditions warrant, to mitigate our exposure on unused transportation capacity.

As of March 31, 2014
(in thousands)
2014	$27,320
2015	36,717
2016	35,466
2017	33,085
2018	33,521
Thereafter	63,813
Total	$229,922

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
The Company leases office space, vehicles and certain equipment under non-cancelable operating leases. Office lease expense was $0.4 million and $0.5 million for the three months ended March 31, 2014 and 2013, respectively. Additionally, the Company has entered into various long-term agreements for telecommunication services. Future minimum annual payments under lease and other agreements are as follows:

As of March 31, 2014
(in thousands)
2014	$3,510
2015 (1)	9,943
2016	2,702
2017	2,535
2018	2,528
Thereafter	633
Total	$21,851

(1)
Includes a drilling carry in the amount of $8.5 million from a purchase, sale and exploration agreement related to acreage in the Powder River Basin. As of March 31, 2014, the Company has satisfied $1.6 million of this carry. The Company will owe the remaining carry balance if not satisfied by October 1, 2015.

Litigation. The Company is subject to litigation, claims and governmental and regulatory proceedings arising in the course of ordinary business. It is the opinion of the Company’s management that current claims and litigation involving the Company are not likely to have a material adverse effect on its Unaudited Consolidated Balance Sheet, Cash Flows or Statements of Operations.
12. Guarantor Subsidiaries
In addition to the Amended Credit Facility, the 7.625% Senior Notes, 7.0% Senior Notes and Convertible Notes, which are registered securities, are jointly and severally guaranteed on a full and unconditional basis by the Company’s 100% owned subsidiaries (“Guarantor Subsidiaries”). Presented below are the Company’s unaudited condensed consolidating balance sheets, statements of operations, statements of other comprehensive income (loss) and statements of cash flows, as required by Rule 3-10 of Regulation S-X of the Securities Exchange Act of 1934, as amended.

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

Condensed Consolidating Balance Sheets

	As of March 31, 2014
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Assets:
Current assets	$158,005	$362	$—	$158,367
Property and equipment, net	2,167,454	114,653	—	2,282,107
Intercompany receivable (payable)	152,350	(152,350)	—	—
Investment in subsidiaries	(42,853)	—	42,853	—
Noncurrent assets	19,501	—	—	19,501
Total assets	$2,454,457	$(37,335)	$42,853	$2,459,975
Liabilities and Stockholders’ Equity:
Current liabilities	$227,532	$1,232	$—	$228,764
Long-term debt	1,042,889	—	—	1,042,889
Deferred income taxes	148,894	2,187	—	151,081
Other noncurrent liabilities	40,217	2,099	—	42,316
Stockholders’ equity	994,925	(42,853)	42,853	994,925
Total liabilities and stockholders’ equity	$2,454,457	$(37,335)	$42,853	$2,459,975

	As of December 31, 2013
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Assets:
Current assets	$154,794	$2,453	$—	$157,247
Property and equipment, net	2,088,591	113,905	—	2,202,496
Intercompany receivable (payable)	155,909	(155,909)	—	—
Investment in subsidiaries	(44,976)	—	44,976	—
Noncurrent assets	21,770	—	—	21,770
Total assets	$2,376,088	$(39,551)	$44,976	$2,381,513
Liabilities and Stockholders’ Equity:
Current liabilities	$192,093	$626	$—	$192,719
Long-term debt	979,082	—	—	979,082
Deferred income taxes	159,139	2,187	—	161,326
Other noncurrent liabilities	40,056	2,612	—	42,668
Stockholders’ equity	1,005,718	(44,976)	44,976	1,005,718
Total liabilities and stockholders’ equity	$2,376,088	$(39,551)	$44,976	$2,381,513

Condensed Consolidating Statements of Operations

	Three Months Ended March 31, 2014
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Operating and other revenues	$121,283	$6,405	$—	$127,688
Operating expenses	(88,782)	(4,282)	—	(93,064)
General and administrative	(15,407)	—	—	(15,407)
Interest income and other income (expense)	(42,211)	—	—	(42,211)
Income (loss) before income taxes and equity in earnings of subsidiaries	(25,117)	2,123	—	(22,994)
Benefit from income taxes	10,245	—	—	10,245
Equity in earnings (loss) of subsidiaries	2,123	—	(2,123)	—
Net income (loss)	$(12,749)	$2,123	$(2,123)	$(12,749)

	Three Months Ended March 31, 2013
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Operating and other revenues	$130,140	$8,137	$—	$138,277
Operating expenses	(112,072)	(3,847)	—	(115,919)
General and administrative	(20,582)	—	—	(20,582)
Interest and other income (expense)	(54,354)	—	—	(54,354)
Income (loss) before income taxes and equity in earnings of subsidiaries	(56,868)	4,290	—	(52,578)
Benefit from income taxes	19,427	—	—	19,427
Equity in earnings (loss) of subsidiaries	4,290	—	(4,290)	—
Net income (loss)	$(33,151)	$4,290	$(4,290)	$(33,151)
Condensed Consolidating Statements of Comprehensive Income (Loss)

	Three Months Ended March 31, 2014
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Net income (loss)	$(12,749)	$2,123	$(2,123)	$(12,749)
Other Comprehensive Loss, net of tax:
Effect of derivative financial instruments	(97)	—	—	(97)
Other comprehensive loss	(97)	—	—	(97)
Comprehensive income (loss)	$(12,846)	$2,123	$(2,123)	$(12,846)

	Three Months Ended March 31, 2013
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Net income (loss)	$(33,151)	$4,290	$(4,290)	$(33,151)
Other Comprehensive Loss, net of tax:
Effect of derivative financial instruments	(1,292)	—	—	(1,292)
Other comprehensive loss	(1,292)	—	—	(1,292)
Comprehensive income (loss)	$(34,443)	$4,290	$(4,290)	$(34,443)

Condensed Consolidating Statements of Cash Flows

	Three Months Ended March 31, 2014
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities	$68,304	$6,890	$—	$75,194
Cash flows from investing activities:
Additions to oil and gas properties, including acquisitions	(125,284)	(3,654)	—	(128,938)
Additions to furniture, fixtures and other	(274)	—	—	(274)
Proceeds from sale of properties and other investing activities	(388)	—	—	(388)
Cash flows from financing activities:
Proceeds from debt	65,000	—	—	65,000
Principal and redemption premium payments on debt	(1,137)	—	—	(1,137)
Intercompany transfers	3,236	(3,236)	—	—
Other financing activities	(1,820)	—	—	(1,820)
Change in cash and cash equivalents	7,637	—	—	7,637
Beginning cash and cash equivalents	54,545	50	—	54,595
Ending cash and cash equivalents	$62,182	$50	$—	$62,232

	Three Months Ended March 31, 2013
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities	$61,740	$5,186	$—	$66,926
Cash flows from investing activities:
Additions to oil and gas properties, including acquisitions	(104,268)	(11,056)	—	(115,324)
Additions to furniture, fixtures and other	(445)	—	—	(445)
Proceeds from sale of properties and other investing activities	6,424	—	—	6,424
Cash flows from financing activities:
Proceeds from debt	25,000	—	—	25,000
Principal and redemption premium payments on debt	(2,241)	—	—	(2,241)
Intercompany transfers	(5,870)	5,870	—	—
Other financing activities	(1,263)	—	—	(1,263)
Change in cash and cash equivalents	(20,923)	—	—	(20,923)
Beginning cash and cash equivalents	79,395	50	—	79,445
Ending cash and cash equivalents	$58,472	$50	$—	$58,522

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements as to our future plans, estimates, beliefs and expected performance. Forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the following risks and uncertainties:

•	volatility of market prices received for oil, natural gas and natural gas liquids (“NGLs”);

•	costs and availability of third party facilities for gathering, processing, refining and transportation;

•	ability to receive drilling and other permits, regulatory approvals and required surface access and rights of way;

•	higher than expected costs and expenses including production, drilling and well equipment costs;

•	economic and competitive conditions;

•	reductions in the borrowing base under our amended revolving bank credit facility (the “Amended Credit Facility”);

•	declines in the values of our oil and natural gas properties resulting in impairments;

•	changes in estimates of proved reserves;

•	compliance with environmental and other regulations;

•	derivative and hedging activities;

•	potential failure to achieve expected production from existing and future exploration or development projects or acquisitions;

•	occurrence of property divestitures or acquisitions;

•	legislative or regulatory changes including initiatives related to drilling and completion techniques such as hydraulic fracturing;

•	future processing volumes and pipeline throughput;

•	the potential for production decline rates from our wells to be greater than we expect;

•	ability to replace natural production declines with acquisitions, new drilling or recompletion activities;

•	exploration risks such as drilling unsuccessful wells;

•	capital expenditures and other contractual obligations;

•	debt and equity market conditions;

•
liabilities resulting from litigation concerning alleged damages related to environmental issues, pollution, contamination, personal injury, royalties, marketing, title to properties, validity of leases, or other matters that may not be covered by an effective indemnity or insurance;

•	changes in tax rates; and

•
other uncertainties, as well as those factors discussed below and in our Annual Report on Form 10-K for the year ended December 31, 2013 under the “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” sections and in Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q, all of which are difficult to predict.

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
Overview
Bill Barrett Corporation together with our wholly-owned subsidiaries (“the Company”, “we”, “our” or “us”) develops oil, natural gas and NGLs in the Rocky Mountain region of the United States. We seek to build stockholder value through profitable growth in cash flow, reserves and production through the development of our oil, natural gas and NGL assets. We seek high quality development projects with the potential to provide long-term drilling inventories that generate high returns. Due to the decline in natural gas prices resulting from the increased supply over the past few years, we have shifted our focus to finding, acquiring and developing oil resources. Therefore, we will have less gas production due to suspended gas drilling, along with the sale of certain gas producing properties. Substantially all of our revenues are generated through the sale of oil and natural gas production and NGLs recovery at market prices.
We were formed in January 2002 and are incorporated in the State of Delaware. In December 2004, we completed our initial public offering. Since inception, we have built our portfolio of properties primarily through acquisitions where we seek to add value through our geologic and operational expertise. Our acquisitions have included key assets in the Piceance

(Colorado), Uinta (Utah), Denver-Julesburg (Colorado and Wyoming) and Powder River (Wyoming) Basins in the Rocky Mountain region (the “Rockies”). We also may sell properties when the opportunity arises or when business conditions warrant, as demonstrated by the sale of our Wind River Basin and Powder River Basin properties and a portion of our Piceance Basin properties in December 2012 and the sale of our West Tavaputs properties in the Uinta Basin (the "West Tavaputs Divestiture") in December 2013.

We are committed to developing and producing oil, natural gas and NGLs in a responsible and safe manner. We work diligently with environmental, wildlife and community organizations to ensure that our exploration and development activities are designed with all stakeholders in mind.
We operate in one industry segment, which is the development and production of crude oil, natural gas and NGLs, and all of our operations are conducted in the Rocky Mountain region of the United States. Consequently, we currently report a single reportable segment.
Three Months Ended March 31, 2014 Compared with Three Months Ended March 31, 2013

	Three Months Ended March 31,		Increase (Decrease)
	2014	2013	Amount	Percent
	($ in thousands, except per unit data)
Operating Results:
Operating and Other Revenues
Oil, gas and NGL production	$127,169	$134,405	$(7,236)	(5)%
Other	519	3,872	(3,353)	(87)%
Operating Expenses
Lease operating expense	16,164	18,746	(2,582)	(14)%
Gathering, transportation and processing expense	11,704	15,588	(3,884)	(25)%
Production tax expense	7,624	5,951	1,673	28%
Exploration expense	303	95	208	219%
Impairment, dry hole costs and abandonment expense	1,761	7,101	(5,340)	(75)%
Depreciation, depletion and amortization	55,508	68,438	(12,930)	(19)%
General and administrative expense (1)	11,819	15,148	(3,329)	(22)%
Non-cash stock-based compensation expense (1)	3,588	5,434	(1,846)	(34)%
Total operating expenses	$108,471	$136,501	$(28,030)	(21)%
Production Data:
Oil (MBbls)	922	794	128	16%
Natural gas (MMcf)	6,420	14,664	(8,244)	(56)%
NGLs (MBbls)	442	582	(140)	(24)%
Combined volumes (MBoe)	2,434	3,820	(1,386)	(36)%
Daily combined volumes (Boe/d)	27,044	42,444	(15,400)	(36)%
Average Realized Prices (2):
Oil (per Bbl)	$78.78	$81.74	$(2.96)	(4)%
Natural gas (per Mcf)	4.79	4.10	0.69	17%
NGLs (per Bbl)	33.00	25.01	7.99	32%
Combined (per Boe)	48.47	36.55	11.92	33%
Average Costs (per Boe):
Lease operating expense	$6.64	$4.91	$1.73	35%
Gathering, transportation and processing expense	4.81	4.08	0.73	18%
Production tax expense	3.13	1.56	1.57	101%
Depreciation, depletion and amortization	22.81	17.92	4.89	27%
General and administrative expense (3)	4.86	3.97	0.89	22%

(1)
Non-cash stock-based compensation expense is presented herein as a separate line item but is combined with general and administrative expense for a total of $15.4 million and $20.6 million for the three months ended March 31, 2014 and 2013, respectively, in the Unaudited Consolidated Statements of Operations. This separate presentation is a non-GAAP measure. Management believes the separate presentation of the non-cash component of general and administrative expense is useful because the cash portion provides a better understanding of our required cash for general and administrative expenses. We also believe that this disclosure allows for a more accurate comparison to our peers, which may have higher or lower expenses associated with stock-based grants.

(2)
Average realized prices shown in the table are net of the effects of all settled commodity hedging transactions related to current period production. This presentation is a non-GAAP measure as it only represents the cash settled portion of our total commodity derivative loss in the Unaudited Consolidated Statements of Operations. Management believes the presentation of average prices including the effects of settled commodity derivative gains and losses is useful because the cash settlement portion provides a better understanding of the Company's average prices received for production volumes. We also believe that this disclosure allows for a more accurate comparison to our peers.

(3)
Excludes non-cash stock-based compensation expense as described in Note 1 above. This presentation is a non-GAAP measure. Average costs per Boe for general and administrative expense, including non-cash stock-based compensation expense, as presented in the Unaudited Consolidated Statements of Operations, were $6.33 and $5.39 for the three months ended March 31, 2014 and 2013, respectively.

Production Revenues and Volumes. Production revenues decreased to $127.2 million for the three months ended March 31, 2014 from $134.4 million for the three months ended March 31, 2013. The decrease in production revenues was primarily due to a 36% decrease in production volumes, offset by an increase in average prices. The decrease in production volumes reduced production revenues by approximately $72.4 million, while the increase in average prices increased production revenues by approximately $65.2 million.
We discontinued hedge accounting as of January 1, 2012. All accumulated gains or losses related to the discontinued cash flow hedges were recorded in AOCI as of January 1, 2012 and will remain in AOCI until the underlying transaction occurs. As the underlying transaction occurs, these gains or losses are reclassified from AOCI into oil, gas and NGL production revenues. The amount reclassified to oil, gas and NGL production revenues was a gain of $0.2 million and $2.0 million for the three months ended March 31, 2014 and 2013, respectively.
Total production volumes of 2.4 MMBoe for the three months ended March 31, 2014 decreased from 3.8 MMBoe for the three months ended March 31, 2013. The decrease relates to the West Tavaputs Divestiture, severe winter weather, downtime and lower NGL yields at our primary NGL processor in the Piceance Basin and unexpected drilling delays associated with remediation of offset wellbores in the DJ Basin that is required by the Colorado Oil and Gas Conservation Commission regulations. These decreases were partially offset by a 16% overall increase in oil production with increases in the DJ Basin and Powder Deep Oil Program for the three months ended March 31, 2014. Additional information concerning production is in the following table:

	Three Months Ended March 31, 2014				Three Months Ended March 31, 2013				% Increase (Decrease)
	Oil	NGL	Natural Gas	Total	Oil	NGL	Natural Gas	Total	Oil	NGL	Natural Gas	Total
	(MBbls)	(MBbls)	(MMcf)	(MBoe)	(MBbls)	(MBbls)	(MMcf)	(MBoe)	(MBbls)	(MBbls)	(MMcf)	(MBoe)
Piceance Basin	61	318	5,022	1,216	93	527	7,032	1,792	(34)%	(40)%	(29)%	(32)%
Uinta Oil Program	402	30	522	519	477	27	726	625	(16)%	11%	(28)%	(17)%
DJ Basin	357	92	780	579	156	28	360	244	129%	229%	117%	137%
Powder Deep Oil Program	99	2	114	120	49	—	48	57	102%	*nm	138%	111%
Other (1)	3	—	(18)	—	19	—	6,498	1,102	(84)%	*nm	(100)%	(100)%
Total	922	442	6,420	2,434	794	582	14,664	3,820	16%	(24)%	(56)%	(36)%

*	Not meaningful.

(1)	Other includes Uinta - West Tavaputs natural gas volumes of 6,455 MMcf and oil production of 15 MBbls for 2013.

Hedging Activities. During the three months ended March 31, 2014, approximately 88% of our oil volumes, 91% of our natural gas volumes and 18% of our NGL related volumes were subject to financial hedges, which resulted in decreases in oil revenues of $3.5 million, natural gas revenues of $5.0 million and NGL revenues of $0.5 million after settlements for all commodity derivatives. Of the $9.0 million loss on settlements for the three months ended March 31, 2014, a $0.2 million gain was included in oil, gas and NGL production revenues and a $9.2 million loss was included in commodity derivative loss in the Unaudited Consolidated Statements of Operations. During the three months ended March 31, 2013, approximately 81% of our oil volumes, 92% of our natural gas volumes, and 14% of our NGL related volumes were subject to financial hedges, which resulted in increases in oil revenues of $2.4 million, natural gas revenues of $5.7 million and NGL revenues of $0.4 million after settlements for all commodity derivatives. Of the $8.5 million gain on settlements for the three months ended March 31, 2013, $2.0 million was included in oil, gas and NGL production revenues and $6.5 million was included in commodity derivative loss in the Unaudited Consolidated Statements of Operations. We may not always be able to generate increases in revenues based on hedge settlements due to the volatility of prices for oil, natural gas and NGLs and current market conditions.

Other Operating Revenues. Other operating revenues decreased to $0.5 million for the three months ended March 31, 2014 from $3.9 million for the three months ended March 31, 2013. Other operating revenues for the three months ended March 31, 2014 primarily consisted of $0.5 million of income from gathering and compression fees received from third parties. Other operating revenues for the three months ended March 31, 2013 consisted of $3.5 million in net gains realized from the sale of properties and $0.4 million of income from gathering and compression fees received from third parties.

Lease Operating Expense ("LOE"). LOE increased to $6.64 per Boe for the three months ended March 31, 2014 from $4.91 per Boe for the three months ended March 31, 2013. LOE on a per Boe basis is inherently higher for our oil producing properties such as those in our Uinta and DJ Basin development areas. In addition, the sale of natural gas properties with lower LOE per Boe in the West Tavaputs Divestiture also contributed to a higher LOE per Boe unit cost for the three months ended March 31, 2014.

Gathering, Transportation and Processing Expense ("GTP"). GTP expense increased to $4.81 per Boe for the three months ended March 31, 2014 from $4.08 per Boe for the three months ended March 31, 2013. GTP expense for the three months ended March 31, 2014 increased on a per Boe basis primarily due to retaining certain transportation contracts that were related to West Tavaputs natural gas production but were not part of the West Tavaputs Divestiture. Transportation costs were incurred for these contracts during the three months ended March 31, 2014 with no associated production volumes. We continue to be subject to long-term firm transportation contracts for a portion of our natural gas production from the Piceance Basin. From time to time, we may sell certain portions of firm capacity on various pipelines, as business or operations conditions warrant, to mitigate our exposure on unused transportation capacity.

Production Tax Expense. Total production taxes increased to $7.6 million for the three months ended March 31, 2014 from $6.0 million for the three months ended March 31, 2013. Production taxes are primarily based on the wellhead values of production, which exclude gains and losses associated with hedging activities. Production taxes as a percentage of oil, natural gas and NGL sales before hedging adjustments were 6.0% and 4.5% for the three months ended March 31, 2014 and 2013, respectively.

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

Exploration Expense. Exploration expense increased to $0.3 million for the three months ended March 31, 2014 from $0.1 million for the three months ended March 31, 2013. Exploration expense for the three months ended March 31, 2014 consisted of $0.2 million for geological and geophysical seismic programs and $0.1 million for delay rentals across all basins. Exploration expense for the three months ended March 31, 2013 consisted of $0.1 million of geological and geophysical seismic programs and delay rentals across all basins.

Impairment, Dry Hole Costs and Abandonment Expense. Our impairment, dry hole costs and abandonment expense decreased to $1.8 million for the three months ended March 31, 2014 from $7.1 million for the three months ended March 31, 2013. For the three months ended March 31, 2014, impairment expense was $1.0 million, abandonment expense was $0.7 million and dry hole costs were $0.1 million. The $1.0 million of impairment expense for the three months March 31, 2014 related to West Tavaputs Divestiture based upon a true up of previously estimated fair value relative to carrying value. These properties were sold in December 2013. For the three months ended March 31, 2013, abandonment expense was $6.2 million and dry hole costs were $0.9 million.

Depreciation, Depletion and Amortization ("DD&A"). DD&A decreased to $55.5 million for the three months ended March 31, 2014 compared with $68.4 million for the three months ended March 31, 2013. The decrease of $12.9 million was a result of the 36% decrease in production for the three months ended March 31, 2014 compared with the three months ended

March 31, 2013, offset by an increase in the DD&A rate. The decrease in production accounted for a $24.8 million decrease in DD&A expense, while the overall increase in the DD&A rate accounted for $11.9 million of additional DD&A expense.

Under successful efforts accounting, depletion expense is calculated on a field-by-field basis based on geologic and reservoir delineation using the unit-of-production method. The capital expenditures for proved properties for each field compared to the proved reserves corresponding to each producing field determine a depletion rate for current production. For the three months ended March 31, 2014, the relationship of capital expenditures, proved reserves and production from certain producing fields yielded a depletion rate of $22.81 per Boe compared with $17.92 per Boe for the three months ended March 31, 2013. The increase in the DD&A rate during the three months ended March 31, 2014 compared with the three months ended March 31, 2013 was due to an increase in oil projects, which have higher capital costs per Boe compared to our natural gas projects. Future depletion rates will be adjusted to reflect capital expenditures, proved reserve changes and well performance.

General and Administrative Expense. General and administrative expense, excluding non-cash stock-based compensation, decreased to $11.8 million for the three months ended March 31, 2014 from $15.1 million for the three months ended March 31, 2013. The decrease of $3.3 million was primarily the result of a 14% decrease in the number of employees as of March 31, 2014 compared to March 31, 2013. General and administrative expense, excluding non-cash stock-based compensation, is a non-GAAP measure. See Note 1 to the table on page 26 for a reconciliation and explanation. On a per Boe basis, general and administrative expense, excluding non-cash stock-based compensation, increased to $4.86 per Boe for the three months ended March 31, 2014 from $3.97 per Boe for the three months ended March 31, 2013, largely due to the 36% decrease in production as the result of the West Tavaputs Divestiture.

Non-cash charges for stock-based compensation for the three months ended March 31, 2014 and the three months ended March 31, 2013 were $3.6 million and $5.4 million, respectively. Non-cash stock-based compensation expense for each of the three months ended March 31, 2014 and 2013 related primarily to vesting of our stock option awards and nonvested shares of common stock issued to employees.

The components of non-cash stock-based compensation for the three months ended March 31, 2014 and 2013 are shown in the following table:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Stock options and nonvested equity shares of common stock	$3,300	$4,937
Shares issued for 401(k) plan	269	327
Shares issued for directors’ fees	19	170
Total	$3,588	$5,434

Interest Expense. Interest expense decreased to $17.4 million for the three months ended March 31, 2014 from $24.5 million for the three months ended March 31, 2013. The decrease for the three months ended March 31, 2014 was primarily due to a lower weighted average interest rate as a result of the redemption of the 9.875% Senior Notes on July 15, 2013, and lower weighted average outstanding borrowings. Our weighted average interest rate for the three months ended March 31, 2014 was 6.9% compared to 8.4% for the three months ended March 31, 2013, and our weighted average outstanding borrowings for the three months ended March 31, 2014 were $1.0 billion compared with $1.2 billion for the three months ended March 31, 2013.

Commodity Derivative Gain (Loss). Commodity derivative loss changed to a loss of $25.2 million for the three months ended March 31, 2014 compared with a loss of $29.9 million for the three months ended March 31, 2013. Gains and losses on commodity derivatives will fluctuate from period to period based on changes in commodity futures pricing.

The table below summarizes our commodity derivative gains and losses that were recognized in the periods presented:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Realized gain (loss) on derivatives not designated as cash flow hedges (1)	$(9,200)	$6,453
Unrealized loss on derivatives not designated as cash flow hedges (1)	(15,955)	(36,304)
Total commodity derivative loss	$(25,155)	$(29,851)

(1)
Realized and unrealized gains and losses on commodity derivatives are presented herein as separate line items but are combined for a total commodity derivative loss in the Unaudited Consolidated Statements of Operations. This separate presentation is a non-GAAP measure. Management believes the separate presentation of the realized and unrealized commodity derivative gains and losses is useful because the realized cash settlement portion provides a better understanding of our hedge position. We also believe that this disclosure allows for a more accurate comparison to our peers.

Income Tax Benefit. Income tax benefit totaled $10.2 million for the three months ended March 31, 2014 compared to an income tax benefit of $19.4 million for the three months ended March 31, 2013, resulting in effective tax rates of 44.6% and 36.9%, respectively. For both the 2014 and 2013 periods, our effective tax rate differs from the federal statutory rate primarily as a result of recording stock-based compensation expense and other operating expenses that are not deductible for income tax purposes as well as the effect of state income taxes. The increase in the effective tax rate is mainly a result of the relationship of these items to book income.
Capital Resources and Liquidity
Our primary sources of liquidity since our formation in January 2002 have been net cash provided by operating activities, sales and other issuances of equity and debt securities, notes and senior notes, bank credit facilities, proceeds from sale-leasebacks, joint exploration agreements and sales of interests in properties. Our primary use of capital has been for the development, exploration and acquisition of oil and natural gas properties. As we pursue profitable reserves and production growth, we continually monitor the capital resources, including issuance of equity and debt securities, available to us to meet our future financial obligations, planned capital expenditure activities and liquidity. Our future success in growing proved reserves and production will be highly dependent on capital resources available to us and our success in finding or acquiring additional reserves. We believe that we have significant liquidity available to us from cash flows from operations and under our Amended Credit Facility for our planned uses of capital.
At March 31, 2014, we had cash and cash equivalents of $62.2 million and a $180.0 million balance outstanding under our Amended Credit Facility. Our borrowing base is dependent on our proved reserves and hedge position and was, as of March 31, 2014, $625.0 million. Our borrowing capacity was further reduced by $26.0 million to $419.0 million as of March 31, 2014 due to an outstanding irrevocable letter of credit related to a firm transportation agreement.
Cash Flow from Operating Activities
Net cash provided by operating activities for the three months ended March 31, 2014 and 2013 was $75.2 million and $66.9 million, respectively. The increase in net cash provided by operating activities was due to an increase in the changes in operating assets and liabilities, a decrease in cash operating expenses, offset by a decrease in production revenues.

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
To mitigate some of the potential negative impact on cash flow caused by changes in oil, natural gas and NGL prices, we have entered into financial commodity swap contracts to receive fixed prices for a portion of our production revenues. At March 31, 2014, we had in place crude oil swaps covering portions of our 2014, 2015 and 2016 production, natural gas swaps covering portions of our 2014 and 2015 production and NGL swaps covering portions of our 2014 production.
In addition to financial contracts, we may at times enter into various physical commodity contracts for the sale of oil and natural gas that cover varying periods of time and have varying pricing provisions. These physical commodity contracts qualify for the normal purchase and normal sales exception and, therefore, are not subject to hedge or mark-to-market accounting. The financial impact of physical commodity contracts is included in oil, gas and NGL production revenues at the time of settlement.
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

At March 31, 2014, the estimated fair value of all of our commodity derivative instruments was a net liability of $19.4 million, comprised of noncurrent assets and current and noncurrent liabilities. We will reclassify the appropriate cash flow hedge amounts from AOCI, related to hedges designated as cash flow hedges prior to January 1, 2012, to gains and losses included in oil, gas and NGL production revenues as the hedged production quantities are produced.
The table below summarizes the realized and unrealized gains and losses that we recognized related to our oil, natural gas and NGL derivative instruments for the periods indicated:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Commodity derivative settlements on derivatives designated as cash flow hedges (1)	$156	$2,067
Realized gains (losses) on derivatives not designated as cash flow hedges (2)(3)	$(9,200)	$6,453
Unrealized losses on derivatives not designated as cash flow hedges (2)(3)	(15,955)	(36,304)
Total commodity derivative loss	$(25,155)	$(29,851)

(1)	Included in oil, gas and NGL production revenues in the Unaudited Consolidated Statements of Operations.

(2)	Included in commodity derivative loss in the Unaudited Consolidated Statements of Operations.

(3)
Realized and unrealized gains and losses on commodity derivatives are presented herein as separate line items but are combined for a total commodity derivative loss in the Unaudited Consolidated Statements of Operations. This separate presentation is a non-GAAP measure. Management believes the separate presentation of the realized and unrealized commodity derivative gains and losses is useful because the realized cash settlement portion provides a better understanding of our hedge position. We also believe that this disclosure allows for a more accurate comparison to our peers.

The following table summarizes all of our hedges in place as of March 31, 2014:

Contract	Total Hedged Volumes	Quantity Type	Weighted Average Fixed Price	Index Price (1)	Fair Market Value (in thousands)
Swap Contracts:
2014
Oil	2,769,400	Bbls	$94.03	WTI	$(9,845)
Natural gas	18,485,000	MMBtu	$3.97	NWPL	(7,873)
Natural gas liquids (2)	241,071	Bbls	$54.93	Mt. Belvieu	335
2015
Oil	2,524,000	Bbls	$89.15	WTI	(2,580)
Natural gas	7,300,000	MMBtu	$4.13	NWPL	369
2016
Oil	91,000	Bbls	$87.69	WTI	196
Total					$(19,398)

The following table includes all hedges entered into subsequent to March 31, 2014 through April 18, 2014:

Contract	Total Hedged Volumes	Quantity Type	Weighted Average Fixed Price	Index Price (1)
Swap Contracts:
2014
Natural gas liquids (2)	38,096	Bbls	$89.73	Mt. Belvieu
2015
Oil	1,004,500	Bbls	$90.36	WTI
2016
Oil	366,000	Bbls	$86.95	WTI

(1)
NWPL refers to Northwest Pipeline Corporation price as quoted in Platt’s Inside FERC on the first business day of each month. Mt. Belvieu refers to the average daily price as quoted by Oil Price Information Service (“OPIS”) for Mont Belvieu spot gas liquid prices. WTI refers to West Texas Intermediate price as quoted on the New York Mercantile Exchange (“NYMEX”).

(2)	Weighted average fixed price includes propane, normal butane, isobutane and natural gasoline hedges.
By removing the price volatility from a portion of our oil, natural gas and NGL related revenue, we have mitigated, but not eliminated, the potential effects of changing prices on our operating cash flow for those periods. While mitigating negative effects of falling commodity prices, these derivative contracts also limit the benefits we would receive from increases in commodity prices.
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
Capital Expenditures
Our capital expenditures are summarized in the following tables for the periods indicated:

	Three Months Ended March 31,
Basin/Area	2014	2013
	(in millions)
Piceance	$0.1	$2.4
Uinta Oil Program	29.7	64.6
DJ	95.0	19.5
Powder Deep Oil Program	9.1	29.7
Other	0.6	2.1
Total	$134.5	$118.3

	Three Months Ended March 31,
	2014	2013
	(in millions)
Acquisitions of proved and unproved properties and other real estate	$3.7	$4.2
Drilling, development, exploration and exploitation of oil and natural gas properties (1)	130.1	113.6
Geologic and geophysical costs	0.3	0.1
Furniture, fixtures and equipment	0.4	0.4
Total	$134.5	$118.3

(1)	Includes related gathering and facilities costs.
Our current estimated capital expenditure budget in 2014 is $500.0 million to $550.0 million, with all drilling activities targeting oil. The budget includes facilities costs and excludes material acquisitions. We may adjust capital expenditures throughout the year as business conditions and operating results warrant. We believe that we have sufficient available liquidity through 2015 with available cash under the Amended Credit Facility and cash flow from operations to fund our budgeted capital expenditures. Future cash flows are subject to a number of variables, including our level of oil, natural gas and NGL production, commodity prices and operating costs. There can be no assurance that operations and other capital resources will provide sufficient amounts of cash flow to maintain planned levels of capital expenditures.
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
Financing Activities
Amended Credit Facility
Our Amended Credit Facility has a maturity date of October 31, 2016, and current commitments and borrowing base of $625.0 million. As of March 31, 2014, we had $180.0 million outstanding under the Amended Credit Facility. As credit support for future payment under a contractual obligation, a $26.0 million letter of credit was issued under the Amended Credit Facility, which reduced the borrowing capacity of the Amended Credit Facility as of March 31, 2014 to $419.0 million.
Interest rates are LIBOR plus applicable margins of 1.5% to 2.5% or ABR plus 0.5% to 1.5% and the commitment fee is between 0.375% to 0.5% based on borrowing base utilization. The average annual interest rates incurred on the Amended Credit Facility was 1.6% and 1.7% for the three months ended March 31, 2014 and 2013, respectively.
The borrowing base is required to be re-determined twice per year. On May 1, 2014 the borrowing base was reaffirmed at $625.0 million based on year-end 2013 reserves and our hedge position. Future semi-annual borrowing bases under our credit facility will be computed based on proved oil, natural gas and NGL reserves, hedge positions and estimated future cash flows from those reserves, as well as any other outstanding debt of the Company.
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

7.625% Senior Notes Due 2019

On September 27, 2011, we issued $400.0 million in principal amount of 7.625% Senior Notes due 2019 at par. The 7.625% Senior Notes mature on October 1, 2019. Interest is payable in arrears semi-annually on April 1 and October 1 beginning April 1, 2012. The 7.625% Senior Notes are senior unsecured obligations and rank equal in right of payment with all of our other existing and future senior unsecured indebtedness, including the Convertible Notes and 7.0% Senior Notes. The 7.625% Senior Notes are redeemable on October 1, 2015 at our option at a redemption price of 103.813% of the principal amount of the notes. The 7.625% Senior Notes are fully and unconditionally guaranteed by our subsidiaries that guarantee our indebtedness under the Amended Credit Facility, the Convertible Notes and the 7.0% Senior Notes. The 7.625% Senior Notes include certain covenants that limit our ability to incur additional indebtedness, make restricted payments, create liens or sell assets and that prohibit us from paying dividends. We are currently in compliance with all financial covenants and have complied with all financial covenants since issuance.

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

Lease Financing Obligation Due 2020

In July, 2012, we entered into a lease financing arrangement with Bank of America Leasing & Capital, LLC as the lead bank (the “Lease Financing Obligation”) whereby we received $100.8 million through the sale and subsequent leaseback of existing compressors and related facilities owned by us. The Lease Financing Obligation expires on August 10, 2020, and we have the option to purchase the equipment at the end of the lease term for the then current fair market value. The Lease Financing Obligation also contains an early buyout option where we may purchase the equipment for $36.6 million on February 10, 2019. The lease payments related to the equipment are recognized as principal and interest expense based on a weighted average implicit interest rate of 3.3%. As part of the West Tavaputs Divestiture, the purchaser assumed approximately 51% of the lease financing obligation, including the early buyout option related to West Tavaputs.

Our outstanding debt is summarized below:

		As of March 31, 2014			As of December 31, 2013
	Maturity Date	Principal	Unamortized Discount	Carrying Amount	Principal	Unamortized Discount	Carrying Amount
		(in thousands)
Amended Credit Facility (1)	October 31, 2016	$180,000	$—	$180,000	$115,000	$—	$115,000
Convertible Notes (2)	March 15, 2028 (3)	25,344	—	25,344	25,344	—	25,344
7.625% Senior Notes (4)	October 1, 2019	400,000	—	400,000	400,000	—	400,000
7.0% Senior Notes (5)	October 15, 2022	400,000	—	400,000	400,000	—	400,000
Lease Financing Obligation (6)	August 10, 2020	42,192	—	42,192	43,329	—	43,329
Total Debt		$1,047,536	$—	$1,047,536	$983,673	$—	$983,673
Less: Current Portion of Long-Term Debt		4,647	—	4,647	4,591	—	4,591
Total Long-Term Debt		$1,042,889	$—	$1,042,889	$979,082	$—	$979,082

(1)	The recorded value of the Amended Credit Facility approximates its fair value due to its floating rate structure.

(2)
The aggregate estimated fair value of the Convertible Notes was approximately $25.5 million and $25.1 million as of March 31, 2014 and December 31, 2013, respectively, based on reported market trades of these instruments.

(3)
We have the right at any time with at least 30 days’ notice to call the Convertible Notes, and the holders have the right to require us to purchase the notes on each of March 20, 2015, March 20, 2018 and March 20, 2023.

(4)
The aggregate estimated fair value of the 7.625% Senior Notes was approximately $433.0 million and $430.2 million as of March 31, 2014 and December 31, 2013, respectively, based on reported market trades of these instruments.

(5)
The aggregate estimated fair value of the 7.0% Senior Notes was approximately $422.0 million and $417.0 million as of March 31, 2014 and December 31, 2013, respectively, based on reported market trades of these instruments.

(6)
The aggregate estimated fair value of the Lease Financing Obligation was approximately $40.3 million and $41.7 million as of March 31, 2014 and December 31, 2013, respectively. Because there is no active, public market for the Lease Financing Obligation, the aggregate estimated fair value was based on market-based parameters of comparable term secured financing instruments.

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

Contractual Obligations. A summary of our contractual obligations as of and subsequent to March 31, 2014 is provided in the following table:

	Payments Due By Year
	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter	Total
	(in thousands)
Notes payable (1)	$553	$553	$180,553	$553	$44	$—	$182,256
7.625% Senior Notes (2)	30,500	30,500	30,500	30,500	30,500	415,250	567,750
7.0% Senior Notes (3)	28,000	28,000	28,000	28,000	28,000	499,167	639,167
Convertible Notes (4)	26,889	—	—	—	—	—	26,889
Lease Financing Obligation (5)	5,979	5,979	5,979	5,979	23,266	—	47,182
Purchase commitments (6)(7)	—	1,695	—	—	—	—	1,695
Drilling rig commitments (7)(8)	3,846	—	—	—	—	—	3,846
Office and office equipment leases and other (9)(10)	4,360	9,799	2,624	2,536	2,532	—	21,851
Firm transportation and processing agreements (7)(11)	36,523	36,454	34,955	33,159	33,204	55,627	229,922
Asset retirement obligations (12)	5,296	328	522	300	333	37,528	44,307
Derivative liability (13)(14)	20,388	283	—	—	—	—	20,671
Total	$162,334	$113,591	$283,133	$101,027	$117,879	$1,007,572	$1,785,536

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

(5)	The Lease Financing Obligation is calculated based on the aggregate undiscounted minimum future lease payments, which include both an interest and principal component.

(6)
We have one take-or-pay carbon dioxide purchasing agreement that expires in December 2015. The agreement imposes a minimum volume commitment to purchase CO2 at a contracted price. The contract provides CO2 used in fracture stimulation operations. If we do not take delivery of the minimum volume required, we are obligated to pay for the deficiency. As of March 31, 2014, $1.7 million of the future commitment is due by December 31, 2015.

(7)
The values in the table represent the gross amounts that we are financially committed to pay. However, we will record in our financial statements our proportionate share based on our working interest and net revenue interest, which will vary from property to property.

(8)
We currently have two drilling rigs under contract. Both contracts expire in 2014. The contracts may be terminated prior to the expiration date but we would be required to pay a penalty computed at $3.8 million as of March 31, 2014. All other rigs currently performing work for us are on a well-by-well basis and, therefore, can be released without penalty given a 60 day notice. The latter types of drilling obligations have not been included in the table above.

(9)	The lease for our principal office in Denver extends through March 2019.

(10)
We have entered into a purchase, sale and exploration agreement which includes a drilling carry in the amount of $8.5 million related to acreage in the Powder River Basin. As of March 31, 2014, we have satisfied $1.6 million of this agreement. If we do not satisfy the carry amount by October 1, 2015, the remaining balance must be remitted.

(11)
We have entered into contracts that provide firm processing rights and firm transportation capacity on pipeline systems. The remaining terms on these contracts range from two to seven years and require us to pay transportation demand and processing charges regardless of the amount of gas we deliver to the processing facility or pipeline. From time to time, we may sell certain portions of firm capacity on various pipelines, as business or operations conditions warrant, to mitigate our exposure on unused transportation capacity.

(12)
Neither the ultimate settlement amounts nor the timing of our asset retirement obligations can be precisely determined in advance. See “Critical Accounting Policies and Estimates” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013 for a more detailed discussion of the nature of the accounting estimates involved in estimating asset retirement obligations.

(13)
Derivative liability represents the net fair value for oil, gas and NGL commodity derivatives presented as liabilities in our Unaudited Consolidated Balance Sheets as of March 31, 2014. The ultimate settlement amounts of our derivative liabilities are unknown because they are subject to continuing market fluctuations. See “Critical Accounting Policies and Estimates” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013 and in “Commodity Hedging Activities” above in this Quarterly Report on Form 10-Q for a more detailed discussion of the nature of the accounting estimates involved in valuing derivative instruments.

(14)
Derivative liability balances in the Unaudited Consolidated Balance Sheets are presented as a net liability for each counterparty. The amount in the table above excludes the year three asset balance of $48.0 thousand netted with the liability on the Unaudited Consolidated Balance Sheets.

Trends and Uncertainties
We refer you to the corresponding section in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013 for a discussion of trends and uncertainties that may affect our financial condition or liquidity.
Critical Accounting Policies and Estimates

We refer you to the corresponding section in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013 and the notes to the Unaudited Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for a description of critical accounting policies and estimates.

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
Commodity Price Risk
Our primary market risk exposure is in the prices we receive for our production. Commodity pricing is primarily driven by the prevailing worldwide price for crude oil and spot regional market prices applicable to our U.S. oil and natural gas production. Pricing for oil, natural gas and NGLs has been volatile and unpredictable for several years, and we expect this volatility to continue in the future. The prices we receive for future production depend on many factors outside of our control, including volatility in the differences between product prices at sales points and the applicable index price. Based on our average daily production and our derivative contracts in place for the three months ended March 31, 2014, our annual revenues would have decreased by approximately $0.1 million for each $1.00 per barrel decrease in crude oil prices, $0.1 million for each $0.10 decrease per MMBtu in natural gas prices and $0.3 million for each $1.00 per barrel decrease in NGL prices.
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
As of April 18, 2014, we have financial derivative instruments related to oil, natural gas and NGL volumes in place for the following periods indicated. Further detail of these hedges is summarized in the table presented under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations— Capital Resources and Liquidity— Commodity Hedging Activities.”

	April – December 2014	For the year 2015	For the year 2016
Oil (Bbls)	2,769,000	3,528,500	457,000
Natural Gas (MMbtu)	18,485,000	7,300,000	—
Natural Gas Liquids (Bbls)	279,167	—	—
Interest Rate Risks
At March 31, 2014, we had $180.0 million outstanding under our Amended Credit Facility, which bears interest at floating rates. The average annual interest rate incurred on this debt for the three months ended March 31, 2014 was 1.6%. A 1.0% increase in each of the average LIBOR rate and federal funds rate for the three months ended March 31, 2014 would have resulted in an estimated $0.3 million increase in interest expense assuming a similar average debt level to the three months ended March 31, 2014. The average annual interest rate incurred on this debt for the three months ended March 31, 2013 was 1.7%.

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures. As of March 31, 2014, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of March 31, 2014.
Changes in Internal Controls. There has been no change in our internal control over financial reporting during the first fiscal quarter of 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
As of the date of this filing, there have been no material changes or updates to the risk factors previously disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2013. An investment in our securities involves various risks. When considering an investment in our Company, you should carefully consider all of the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2013 and subsequent reports filed with the SEC. These risks and uncertainties are not the only ones facing us, and there may be additional matters that we are unaware of or that we currently consider immaterial. All of these could adversely affect our business, financial condition, results of operations and cash flows and, thus, the value of an investment in our Company.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Securities
There were no sales of unregistered equity securities during the period covered by this report.
Issuer Purchases of Equity Securities
The following table contains information about our acquisitions of equity securities during the three months ended March 31, 2014:

Period	Total Number of Shares (1)	Weighted Average Price Paid Per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 – 31, 2014	70	$26.34	—	—
February 1 – 28, 2014	78,564	24.58	—	—
March 1 – 31, 2014	507	24.31	—	—
Total	79,141	$24.58	—	—

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

2.1
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

Exhibit Number	Description of Exhibits
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

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1*	Section 1350 Certification of Chief Executive Officer.

32.2*	Section 1350 Certification of Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BILL BARRETT CORPORATION

Date:	May 1, 2014	By:	/s/ R. Scot Woodall
R. Scot Woodall
Chief Executive Officer and President
(Principal Executive Officer)

Date:	May 1, 2014	By:	/s/ Robert W. Howard
Robert W. Howard
Chief Financial Officer
(Principal Financial Officer)