Form 10-Q
period 2014-06-30
BILL BARRETT CORP
filed 2014-07-31
CIK 1172139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

(303) 293-9100
(Registrant's telephone number, including area code)

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

There were 49,637,237 shares of $0.001 par value common stock outstanding on July 18, 2014.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

BILL BARRETT CORPORATION

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2014	December 31, 2013
	(in thousands, except share data)
Assets:
Current assets:
Cash and cash equivalents	$55,779	$54,595
Accounts receivable, net of allowance for doubtful accounts	91,880	97,586
Deferred income taxes	14,926	—
Derivative assets	—	173
Prepayments and other current assets	3,396	4,893
Total current assets	165,981	157,247
Property and equipment - at cost, successful efforts method for oil and gas properties:
Proved oil and gas properties	3,107,305	2,863,923
Unproved oil and gas properties, excluded from amortization	299,472	296,599
Furniture, equipment and other	42,432	41,726
	3,449,209	3,202,248
Accumulated depreciation, depletion, amortization and impairment	(1,098,253)	(999,752)
Total property and equipment, net	2,350,956	2,202,496
Deferred financing costs and other noncurrent assets	17,375	21,770
Total	$2,534,312	$2,381,513
Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable and accrued liabilities	$124,293	$115,928
Amounts payable to oil and gas property owners	29,028	26,778
Production taxes payable	38,584	39,235
Derivative liabilities	41,379	5,988
Deferred income taxes	—	199
Current portion of long-term debt	4,685	4,591
Total current liabilities	237,969	192,719
Long-term debt	1,111,703	979,082
Asset retirement obligations	40,443	39,200
Deferred income taxes	154,718	161,326
Derivatives and other noncurrent liabilities	18,884	3,468
Stockholders' equity:
Common stock, $0.001 par value; authorized 150,000,000 shares; 49,648,285 and 49,152,448 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively, with 1,621,640 and 1,340,060 shares subject to restrictions, respectively	48	48
Additional paid-in capital	908,809	904,261
Retained earnings	61,405	100,740
Treasury stock, at cost: zero shares at June 30, 2014 and December 31, 2013, respectively	—	—
Accumulated other comprehensive income	333	669
Total stockholders' equity	970,595	1,005,718
Total	$2,534,312	$2,381,513
See notes to Unaudited Consolidated Financial Statements.

BILL BARRETT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands, except share and per share data)
Operating and Other Revenues:
Oil, gas and NGL production	$136,220	$140,380	$263,389	$274,785
Other	8,788	1,919	9,307	5,791
Total operating and other revenues	145,008	142,299	272,696	280,576
Operating Expenses:
Lease operating expense	15,919	16,112	32,083	34,858
Gathering, transportation and processing expense	11,750	18,772	23,454	34,360
Production tax expense	9,651	7,781	17,275	13,732
Exploration expense	116	141	419	236
Impairment, dry hole costs and abandonment expense	1,743	1,182	3,504	8,283
Depreciation, depletion and amortization	64,894	74,307	120,402	142,745
General and administrative expense	14,521	13,273	29,928	33,855
Total operating expenses	118,594	131,568	227,065	268,069
Operating Income	26,414	10,731	45,631	12,507
Other Income and Expense:
Interest and other income	352	32	727	71
Interest expense	(17,821)	(24,726)	(35,252)	(49,268)
Commodity derivative gain (loss)	(46,775)	36,839	(71,930)	6,988
Total other income and expense	(64,244)	12,145	(106,455)	(42,209)
Income (Loss) before Income Taxes	(37,830)	22,876	(60,824)	(29,702)
Provision for (Benefit from) Income Taxes	(11,244)	8,603	(21,489)	(10,824)
Net Income (Loss)	$(26,586)	$14,273	$(39,335)	$(18,878)
Net Income (Loss) Per Common Share, Basic	$(0.55)	$0.30	$(0.82)	$(0.40)
Net Income (Loss) Per Common Share, Diluted	$(0.55)	$0.30	$(0.82)	$(0.40)
Weighted Average Common Shares Outstanding, Basic	47,996,816	47,468,569	47,943,806	47,411,054
Weighted Average Common Shares Outstanding, Diluted	47,996,816	47,615,871	47,943,806	47,411,054
See notes to Unaudited Consolidated Financial Statements.

BILL BARRETT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Net Income (Loss)	$(26,586)	$14,273	$(39,335)	$(18,878)
Other Comprehensive Loss, net of tax:
Effect of derivative financial instruments	(239)	(1,210)	(336)	(2,502)
Other comprehensive loss	(239)	(1,210)	(336)	(2,502)
Comprehensive Income (Loss)	$(26,825)	$13,063	$(39,671)	$(21,380)
See notes to Unaudited Consolidated Financial Statements.

BILL BARRETT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2014	2013
	(in thousands)
Operating Activities:
Net Loss	$(39,335)	$(18,878)
Adjustments to reconcile to net cash provided by operations:
Depreciation, depletion and amortization	120,402	142,745
Deferred income tax benefit	(21,531)	(10,824)
Impairment, dry hole costs and abandonment expense	3,504	8,283
Total commodity derivative (gain) loss	71,930	(6,988)
Settlements of commodity derivatives	(18,526)	6,226
Stock compensation and other non-cash charges	6,155	9,289
Amortization of debt discounts and deferred financing costs	2,132	3,466
Gain on sale of properties	(2,570)	(4,193)
Change in operating assets and liabilities:
Accounts receivable	5,699	16,506
Prepayments and other assets	1,068	1,585
Accounts payable, accrued and other liabilities	(2,795)	(23,743)
Amounts payable to oil and gas property owners	1,936	9,737
Production taxes payable	(651)	(10,182)
Net cash provided by operating activities	127,418	123,029
Investing Activities:
Additions to oil and gas properties, including acquisitions	(264,345)	(216,652)
Additions of furniture, equipment and other	(856)	(1,187)
Proceeds from sale of properties and other investing activities	8,175	4,086
Net cash used in investing activities	(257,026)	(213,753)
Financing Activities:
Proceeds from debt	135,000	80,000
Principal payments on debt	(2,285)	(4,501)
Proceeds from stock option exercises	126	3
Deferred financing costs and other	(2,049)	(1,348)
Net cash provided by financing activities	130,792	74,154
Increase (Decrease) in Cash and Cash Equivalents	1,184	(16,570)
Beginning Cash and Cash Equivalents	54,595	79,445
Ending Cash and Cash Equivalents	$55,779	$62,875
See notes to Unaudited Consolidated Financial Statements.

BILL BARRETT CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)
(In thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance at December 31, 2012	$47	$883,923	$293,473	$—	$5,332	$1,182,775
Exercise of options, restricted stock activity and shares exchanged for exercise and tax withholding	1	6,384	—	(1,778)	—	4,607
APIC pool for excess tax benefits related to share-based compensation	—	(1,259)	—	—	—	(1,259)
Stock-based compensation	—	16,991	—	—	—	16,991
Retirement of treasury stock	—	(1,778)	—	1,778	—	—
Net loss	—	—	(192,733)	—	—	(192,733)
Effect of derivative financial instruments, net of $2,802 of taxes	—	—	—	—	(4,663)	(4,663)
Balance at December 31, 2013	$48	$904,261	$100,740	$—	$669	$1,005,718
Exercise of options, restricted stock activity and shares exchanged for exercise and tax withholding	—	126	—	(2,049)	—	(1,923)
Stock-based compensation	—	6,471	—	—	—	6,471
Retirement of treasury stock	—	(2,049)	—	2,049	—	—
Net loss	—	—	(39,335)	—	—	(39,335)
Effect of derivative financial instruments, net of $202 of taxes	—	—	—	—	(336)	(336)
Balance at June 30, 2014	$48	$908,809	$61,405	$—	$333	$970,595
See notes to Unaudited Consolidated Financial Statements.

BILL BARRETT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

June 30, 2014

1. Organization

Bill Barrett Corporation, a Delaware corporation, together with its wholly-owned subsidiaries (collectively, the "Company") is an independent oil and gas company engaged in the exploration, development and production of crude oil, natural gas and natural gas liquids ("NGLs"). Since its inception in January 2002, the Company has conducted its activities principally in the Rocky Mountain region of the United States.

2. Summary of Significant Accounting Policies

Basis of Presentation. The accompanying Unaudited Consolidated Financial Statements include the accounts of the Company. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal recurring accruals and adjustments) necessary to present fairly, in all material respects, the Company's interim results. However, operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year. The Company's Annual Report on Form 10-K includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this Quarterly Report on Form 10-Q. Except as disclosed herein, there have been no material changes to the information disclosed in the notes to the consolidated financial statements included in the Company's 2013 Annual Report on Form 10-K.

Use of Estimates. In the course of preparing the Company's financial statements in accordance with GAAP, management makes various assumptions, judgments and estimates to determine the reported amount of assets, liabilities, revenues and expenses and in the disclosure of commitments and contingencies. Changes in these assumptions, judgments and estimates will occur as a result of the passage of time and the occurrence of future events and, accordingly, actual results could differ from amounts initially established.

Areas requiring the use of assumptions, judgments and estimates relate to the expected cash settlement of the Company's 5% Convertible Senior Notes due 2028 ("Convertible Notes") in computing diluted earnings per share, volumes of oil, natural gas and NGL reserves used in calculating depreciation, depletion and amortization ("DD&A"), the amount of expected future cash flows used in determining possible impairments of oil and gas properties and the amount of future capital costs used in these calculations. Assumptions, judgments and estimates also are required in determining asset retirement obligations, the timing of dry hole costs, impairments of undeveloped properties, valuing deferred tax assets and estimating fair values of derivative instruments and stock-based compensation awards.

Accounts Receivable. Accounts receivable is comprised of the following:

	As of June 30, 2014	As of December 31, 2013
	(in thousands)
Accrued oil, gas and NGL sales	$61,381	$67,583
Due from joint interest owners	23,890	23,507
Other	6,630	6,517
Allowance for doubtful accounts	(21)	(21)
Total accounts receivable	$91,880	$97,586

Oil and Gas Properties. The Company's oil, gas and NGL exploration and production activities are accounted for using the successful efforts method. Under this method, all property acquisition costs and costs of exploratory and development wells are capitalized when incurred, pending determination of whether the well has found proved reserves. If an exploratory well does not find proved reserves, the costs of drilling the well are charged to expense and remain within cash flows from investing activities in the Unaudited Consolidated Statements of Cash Flows. If an exploratory well does find proved reserves, the costs remain capitalized and are included within additions to oil and gas properties and remain within cash flows from investing activities in the Unaudited Consolidated Statements of Cash Flows when incurred. The costs of development wells are capitalized whether proved reserves are added or not. Oil and gas lease acquisition costs are also capitalized.

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

The following table sets forth the net capitalized costs and associated accumulated DD&A and non-cash impairments relating to the Company's oil, natural gas and NGL producing activities:

	As of June 30, 2014	As of December 31, 2013
	(in thousands)
Proved properties	$494,371	$485,427
Wells and related equipment and facilities	2,421,552	2,192,754
Support equipment and facilities	180,421	177,224
Materials and supplies	10,961	8,518
Total proved oil and gas properties	$3,107,305	$2,863,923
Unproved properties	212,623	239,925
Wells and facilities in progress	86,849	56,674
Total unproved oil and gas properties, excluded from amortization	$299,472	$296,599
Accumulated depreciation, depletion, amortization and impairment	(1,072,804)	(976,339)
Total oil and gas properties, net	$2,333,973	$2,184,183

All exploratory wells are evaluated for economic viability within one year of well completion. Exploratory wells that discover potentially economic reserves in areas where a major capital expenditure would be required before production could begin, and where the economic viability of that major capital expenditure depends upon the successful completion of further exploratory work in the area, remain capitalized if the well finds a sufficient quantity of reserves to justify its completion as a producing well and the Company is making sufficient progress assessing the reserves and the economic and operating viability of the project. As of June 30, 2014 and December 31, 2013, there were no exploratory well costs that had been capitalized for a period greater than one year since the completion of drilling.

The Company reviews proved oil and gas properties on a field-by-field basis for impairment on a quarterly basis or whenever events and circumstances indicate that a decline in the recoverability of their carrying value may have occurred. The Company estimates the expected undiscounted future cash flows of its oil and gas properties and compares such undiscounted future cash flows to the carrying amount of the oil and gas properties to determine if the carrying amount is recoverable. If the carrying value of a property exceeds the undiscounted future cash flows, the Company will impair the carrying value to fair value based on an analysis of quantitative and qualitative factors. The Company has no guarantee that the undiscounted future cash flows analysis of its proved property represents the applicable market value. The factors used to determine fair value include, but are not limited to, recent sales prices of comparable properties, the present value of future revenues, net of estimated operating and development costs using estimates of reserves, future commodity pricing, future production estimates, anticipated capital expenditures and various discount rates commensurate with the risk and current market conditions associated with realizing the expected cash flows projected.

The Company recognized non-cash impairment charges, which were included within impairment, dry hole costs and abandonment expense in the Unaudited Consolidated Statements of Operations, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Non-cash impairment of proved oil and gas properties (1)	$—	$—	$1,038	$—
Non-cash impairment of unproved oil and gas properties	—	—	—	—
Non-cash impairment of inventory (2)	340	—	340	—
Dry hole costs	(12)	113	94	964
Abandonment expense	1,415	1,069	2,032	7,319
Total non-cash impairment, dry hole costs and abandonment expense	$1,743	$1,182	$3,504	$8,283

(1)
Non-cash impairment of proved oil and gas properties for the six months ended June 30, 2014 related to the Company's West Tavaputs properties based upon a true up of previously estimated fair value relative to carrying value. These assets were sold in December 2013. See Note 4.

(2)	Non-cash impairment of inventory related to impairing unused oil and gas related equipment to fair value.

The provision for DD&A of oil and gas properties is calculated on a field-by-field basis using the unit-of-production method. Natural gas and NGLs are converted to an oil equivalent, Boe, at the standard rate of six Mcf to one Boe and forty-two gallons to one Boe, respectively. Estimated future dismantlement, restoration and abandonment costs are taken into consideration by this calculation.

Accounts Payable and Accrued Liabilities. Accounts payable and accrued liabilities are comprised of the following:

	As of June 30, 2014	As of December 31, 2013
	(in thousands)
Accrued drilling, completion and facility costs	$80,132	$54,750
Accrued lease operating, gathering, transportation and processing expenses	12,791	17,317
Accrued general and administrative expenses	8,504	14,605
Trade payables and other	22,866	29,256
Total accounts payable and accrued liabilities	$124,293	$115,928

Environmental Liabilities. Environmental expenditures that relate to an existing condition caused by past operations and that do not contribute to current or future revenue generation are expensed. Environmental liabilities are accrued when environmental assessments and/or clean-ups are probable, and the costs can be reasonably estimated.

Revenue Recognition. Oil and gas revenues are recognized when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred and title has transferred, and collectability of the revenue is reasonably assured. The Company uses the sales method to account for gas and NGL imbalances. Under this method, revenues are recorded on the basis of gas and NGLs actually sold by the Company. In addition, the Company records revenues for its share of gas and NGLs sold by other owners that cannot be volumetrically balanced in the future due to insufficient remaining reserves. The Company also reduces revenues for other owners' gas and NGLs sold by the Company that cannot be volumetrically balanced in the future due to insufficient remaining reserves. The Company's remaining over- and under- produced gas and NGLs balancing positions are taken into account in determining the Company's proved oil, gas and NGL reserves. Imbalances at June 30, 2014 and 2013 were not material.

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

Earnings/Loss Per Share. Basic net income (loss) per common share is calculated by dividing net income (loss) attributable to common stock by the weighted average number of common shares outstanding during each period. Diluted net income per common share is calculated by dividing net income attributable to common stock by the weighted average number of common shares outstanding and other dilutive securities. Potentially dilutive securities for the diluted net income per common share calculations consist of nonvested equity shares of common stock, in-the-money outstanding stock options to purchase the Company's common stock and shares into which the Convertible Notes are convertible. No potential common shares are included in the computation of any diluted per share amount when a net loss exists, as was the case for the three months and six months ended June 30, 2014 and the six months ended June 30, 2013.

In satisfaction of its obligation upon conversion of the Convertible Notes, the Company may elect to deliver, at its option, cash, shares of its common stock or a combination of cash and shares of its common stock. As of June 30, 2014, the Company expected to settle the remaining Convertible Notes in cash. Therefore, the treasury stock method was used to measure the potentially dilutive impact of shares associated with that remaining conversion feature. The Company has the right with at least 30 days' notice to call the Convertible Notes and the holders have the right to require the Company to purchase the notes on March 20, 2015. The Convertible Notes have not been dilutive since their issuance in March 2008 and, therefore, did not impact the diluted net income (loss) per common share calculation for the three and six months ended June 30, 2014 and 2013. The diluted net income (loss) per common share excludes the anti-dilutive effect of 1,120,210 and 2,857,757 shares of stock options and nonvested performance-based shares of common stock for the three months ended June 30, 2014 and 2013, and 1,257,716 and 2,836,480 shares of stock options and nonvested performance-based shares of common stock for the six months ended June 30, 2014 and 2013, respectively.

The following table sets forth the calculation of basic and diluted earnings (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands, except per share amounts)
Net income (loss)	$(26,586)	$14,273	$(39,335)	$(18,878)
Basic weighted-average common shares outstanding in period	47,997	47,469	47,944	47,411
Add dilutive effects of stock options and nonvested equity shares of common stock	—	147	—	—
Diluted weighted-average common shares outstanding in period	47,997	47,616	47,944	47,411
Basic net income (loss) per common share	$(0.55)	$0.30	$(0.82)	$(0.40)
Diluted net income (loss) per common share	$(0.55)	$0.30	$(0.82)	$(0.40)

New Accounting Pronouncements. In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The objective of this update is to clarify the principles for recognizing revenue and to develop a common revenue standard. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently evaluating the potential impact that the adoption will have on the Company’s disclosures and financial statements.

In June 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The objective of this update is to provide guidance on the treatment of a performance target that could be achieved after the requisite service period. ASU 2014-12 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. The adoption of this standard will not have an impact on the Company's consolidated financial statements.

3. Supplemental Disclosures of Cash Flow Information

Supplemental cash flow information is as follows:

	Six Months Ended June 30,
	2014	2013
	(in thousands)
Cash paid for interest, net of amount capitalized	$33,173	$45,709
Cash paid for income taxes	1	1,861
Supplemental disclosures of non-cash investing and financing activities:
Current liabilities	82,782	68,731
Net increase in asset retirement obligations	3,195	1,888
Retirement of treasury stock	(2,049)	(1,337)

4. Divestitures

On December 10, 2013, the Company completed the sale of its West Tavaputs natural gas assets in the Uinta Basin (the "West Tavaputs Divestiture"). The Company received $308.7 million in cash proceeds, after closing adjustments. The divestiture proceeds are subject to various purchase price adjustments incurred in the normal course of business and will be finalized during 2014. The Company recognized an impairment loss of $1.0 million during the six months ended June 30, 2014 related to these assets based upon a true up of previously estimated fair value relative to carrying value. The initial impairment loss of $209.5 million was recognized during the year ended December 31, 2013.

5. Long-Term Debt

The Company's outstanding debt is summarized below:

		As of June 30, 2014			As of December 31, 2013
	Maturity Date	Principal	Unamortized Discount	Carrying Amount	Principal	Unamortized Discount	Carrying Amount
		(in thousands)
Amended Credit Facility (1)	October 31, 2016	$250,000	$—	$250,000	$115,000	$—	$115,000
Convertible Notes (2)	March 15, 2028 (3)	25,344	—	25,344	25,344	—	25,344
7.625% Senior Notes (4)	October 1, 2019	400,000	—	400,000	400,000	—	400,000
7.0% Senior Notes (5)	October 15, 2022	400,000	—	400,000	400,000	—	400,000
Lease Financing Obligation (6)	August 10, 2020	41,044	—	41,044	43,329	—	43,329
Total Debt		$1,116,388	$—	$1,116,388	$983,673	$—	$983,673
Less: Current Portion of Long-Term Debt		4,685	—	4,685	4,591	—	4,591
Total Long-Term Debt		$1,111,703	$—	$1,111,703	$979,082	$—	$979,082

(1)	The recorded value of the Amended Credit Facility approximates its fair value due to its floating rate structure.

(2)
The aggregate estimated fair value of the Convertible Notes was approximately $25.3 million and $25.1 million as of June 30, 2014 and December 31, 2013, respectively, based on reported market trades of these instruments.

(3)
The Company has the right at any time, with at least 30 days' notice, to call the Convertible Notes, and the holders have the right to require the Company to purchase the notes on each of March 20, 2015, March 20, 2018 and March 20, 2023.

(4)
The aggregate estimated fair value of the 7.625% Senior Notes was approximately $430.1 million and $430.2 million as of June 30, 2014 and December 31, 2013, respectively, based on reported market trades of these instruments.

(5)
The aggregate estimated fair value of the 7.0% Senior Notes was approximately $424.0 million and $417.0 million as of June 30, 2014 and December 31, 2013, respectively, based on reported market trades of these instruments.

(6)
The aggregate estimated fair value of the Lease Financing Obligation was approximately $39.4 million as of June 30, 2014, and $41.7 million as of December 31, 2013. Because there is no active, public market for the Lease Financing

Obligation, the aggregate estimated fair value was based on market-based parameters of comparable term secured financing instruments.

Amended Credit Facility

The Company's Amended Credit Facility has a maturity date of October 31, 2016 and current commitments and borrowing base of $625.0 million. As of June 30, 2014, the Company had $250.0 million outstanding under the Amended Credit Facility. As credit support for future payment under a contractual obligation, a $26.0 million letter of credit has been issued under the Amended Credit Facility, which reduced the borrowing capacity of the Amended Credit Facility as of June 30, 2014 to $349.0 million.

Interest rates are LIBOR plus applicable margins of 1.5% to 2.5% or ABR plus 0.5% to 1.5% and the commitment fee is between 0.375% to 0.5% based on borrowing base utilization. The average annual interest rates incurred on the Amended Credit Facility were 1.9% and 1.7% for the three months ended June 30, 2014 and 2013, and 1.8% and 1.7% for the six months ended June 30, 2014 and 2013, respectively.

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

5% Convertible Senior Notes Due 2028

On March 12, 2008, the Company issued $172.5 million aggregate principal amount of Convertible Notes. On March 20, 2012, $147.2 million of the outstanding principal amount, or approximately 85% of the outstanding Convertible Notes, were put to the Company and redeemed by the Company at par. The Company settled the notes in cash. After the redemption, $25.3 million aggregate principal amount of the Convertible Notes was outstanding. The Convertible Notes mature on March 15, 2028, unless earlier converted, redeemed or purchased by the Company. The Convertible Notes are senior unsecured obligations and rank equal in right of payment to all of the Company's existing and future senior unsecured indebtedness, are senior in right of payment to all of the Company's future subordinated indebtedness, and are effectively subordinated to all of the Company's secured indebtedness with respect to the collateral securing such indebtedness. The Convertible Notes are structurally subordinated to all present and future secured and unsecured debt and other obligations of the Company's subsidiaries. The Convertible Notes are fully and unconditionally guaranteed by the subsidiaries that guarantee the Company's indebtedness under the Amended Credit Facility, the 7.625% Senior Notes and the 7.0% Senior Notes.

The Convertible Notes bear interest at a rate of 5% per annum, payable semi-annually in arrears on March 15 and September 15 of each year. Holders of the remaining Convertible Notes may require the Company to purchase all or a portion of their Convertible Notes for cash on each of March 20, 2015, March 20, 2018 and March 20, 2023 at a purchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest, if any, up to but excluding the applicable purchase date. The Company has the right with at least 30 days' notice to call the Convertible Notes.

7.625% Senior Notes Due 2019

On September 27, 2011, the Company issued $400.0 million in principal amount of 7.625% Senior Notes due 2019 at par. The 7.625% Senior Notes mature on October 1, 2019. Interest is payable in arrears semi-annually on April 1 and October 1 beginning April 1, 2012. The 7.625% Senior Notes are senior unsecured obligations of the Company and rank equal in right of payment with all of the Company's other existing and future senior unsecured indebtedness, including the Company's Convertible Notes and 7.0% Senior Notes. The 7.625% Senior Notes are redeemable at the Company's option on October 1, 2015 at a redemption price of 103.813% of the principal amount of the notes. The 7.625% Senior Notes are fully and unconditionally guaranteed by the subsidiaries that guarantee the Company's indebtedness under the Amended Credit Facility, the Convertible Notes and the 7.0% Senior Notes. The 7.625% Senior Notes include certain covenants that limit the Company's ability to incur additional indebtedness, make restricted payments, create liens or sell assets and that prohibit the Company from paying dividends. The Company is currently in compliance with all financial covenants and has complied with all financial covenants since issuance.

7.0% Senior Notes Due 2022

On March 12, 2012, the Company issued $400.0 million in aggregate principal amount of 7.0% Senior Notes due 2022 at par. The 7.0% Senior Notes mature on October 15, 2022. Interest is payable in arrears semi-annually on April 15 and October 15 of each year. The 7.0% Senior Notes are senior unsecured obligations and rank equal in right of payment with all of the Company's other existing and future senior unsecured indebtedness, including the Company's Convertible Notes and 7.625% Senior Notes. The 7.0% Senior Notes are redeemable at the Company's option on October 15, 2017 at a redemption price of 103.5% of the principal amount of the notes. The 7.0% Senior Notes are fully and unconditionally guaranteed by the subsidiaries that guarantee the Company's indebtedness under the Amended Credit Facility, the Convertible Notes and the 7.625% Senior Notes. The 7.0% Senior Notes include certain covenants that limit the Company's ability to incur additional indebtedness, make restricted payments, create liens or sell assets and that prohibit the Company from paying dividends. The Company is currently in compliance with all financial covenants and has complied with all financial covenants since issuance.

Lease Financing Obligation Due 2020

On July 23, 2012, the Company entered into the Lease Financing Obligation, whereby the Company received $100.8 million through the sale and subsequent leaseback of existing compressors and related facilities owned by the Company. The Lease Financing Obligation expires on August 10, 2020, and the Company has the option to purchase the equipment at the end of the lease term for the then current fair market value. The Lease Financing Obligation also contains an early buyout option where the Company may purchase the equipment for $36.6 million on February 10, 2019. The lease payments related to the equipment are recognized as principal and interest expense based on a weighted average implicit interest rate of 3.3%. See Note 11 for discussion of aggregate minimum future lease payments. As part of the West Tavaputs Divestiture, the purchaser assumed approximately 51% of the Lease Financing Obligation, including the early buyout option, related to West Tavaputs equipment.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Amended Credit Facility (1)
Cash interest	$1,543	$1,051	$2,621	$1,915
Non-cash interest	$585	$586	$1,171	$1,171
9.875% Senior Notes (2)
Cash interest	$—	$6,172	$—	$12,344
Non-cash interest	$—	$682	$—	$1,361
Convertible Notes (3)
Cash interest	$324	$320	$634	$633
Non-cash interest	$2	$1	$3	$3
7.625% Senior Notes (4)
Cash interest	$7,625	$7,625	$15,250	$15,250
Non-cash interest	$272	$263	$544	$526
7.0% Senior Notes (5)
Cash interest	$7,000	$7,000	$14,000	$14,000
Non-cash interest	$203	$194	$406	$389
Lease Financing Obligation (6)
Cash interest	$255	$768	$517	$1,555
Non-cash interest	$4	$8	$8	$16

(1)	Cash interest includes amounts related to interest and commitment fees paid on the Amended Credit Facility and participation and fronting fees paid on the letter of credit.

(2)	The stated interest rate for the 9.875% Senior Notes was 9.875% per annum with an effective interest rate of 11.2% per annum. The Company redeemed the 9.875% Senior Notes in full on July 15, 2013.

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

(6)
The effective interest rate for the Lease Financing Obligation is 3.3% per annum. The decrease in cash interest from $0.8 million to $0.3 million for the three months ended June 30, 2013 and June 30, 2014, respectively, and from $1.6 million to $0.5 million for the six months ended June 30, 2013 and June 30, 2014, respectively, is due to the West Tavaputs Divestiture. The purchaser assumed approximately 51% of the Lease Financing Obligation, including the buyout option, related to West Tavaputs equipment, leaving the Company with a balance of $41.0 million as of June 30, 2014.

6. Asset Retirement Obligations

A reconciliation of the Company's asset retirement obligations for the six months ended June 30, 2014 is as follows (in thousands):

As of December 31, 2013	$43,005
Liabilities incurred	2,045
Liabilities settled	(1,247)
Disposition of properties	—
Accretion expense	1,658
Revisions to estimate	1,150
As of June 30, 2014	$46,611
Less: Current asset retirement obligations	6,168
Long-term asset retirement obligations	$40,443

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

The following tables set forth by level within the fair value hierarchy the Company's financial assets and financial liabilities that were measured at fair value on a recurring basis. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of assets and liabilities and their placement within the fair value hierarchy levels.

	As of June 30, 2014
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Deferred Compensation Plan	$785	$—	$—	$785
Cash Equivalents - Money Market Funds	53	—	—	53
Commodity Derivatives	—	4,461	—	4,461
Liabilities
Commodity Derivatives	$—	$61,690	$—	$61,690

	As of December 31, 2013
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Deferred Compensation Plan	$941	$—	$—	$941
Cash Equivalents - Money Market Funds	53	—	—	53
Commodity Derivatives	—	11,483	—	11,483
Liabilities
Commodity Derivatives	$—	$14,771	$—	$14,771

All fair values reflected in the table above and in the Unaudited Consolidated Balance Sheets have been adjusted for non-performance risk. For applicable financial assets carried at fair value, the credit standing of the counterparties is analyzed and factored into the fair value measurement of those assets. In addition, the fair value measurement of a liability has been adjusted to reflect the nonperformance risk of the Company. The following methods and assumptions were used to estimate the fair values of the assets and liabilities in the table above.

Level 1 Fair Value Measurements – The Company maintains a non-qualified deferred compensation plan (as discussed in more detail in Note 10) which allows certain management employees to defer receipt of a portion of their compensation. The Company maintains assets for the deferred compensation plan in a rabbi trust. The assets of the rabbi trust are invested in publicly traded mutual funds and are recorded in other current and other long-term assets in the Unaudited Consolidated Balance Sheets. The Company also has highly liquid short term investments in money market funds. The deferred compensation plan financial assets are reported at fair value based on active market quotes, which represent Level 1 inputs. The money market fund investments are recorded at carrying value, which approximates fair value, which represent Level 1 inputs. The fair values of the Company's fixed rate 7.625% Senior Notes and 7.0% Senior Notes totaled $854.1 million as of June 30, 2014. The fair values of the Company's fixed rate 7.625% Senior Notes and 7.0% Senior Notes totaled $847.2 million as of December 31, 2013. The fair values of the Company's fixed rate Senior Notes are based on active market quotes, which represent Level 1 inputs.

Level 2 Fair Value Measurements – The fair value of crude oil, natural gas and NGL forwards and options are estimated using a combined income and market valuation methodology with a mid-market pricing convention based upon forward commodity price and volatility curves. The curves are obtained from independent pricing services reflecting broker market quotes. The Company did not make any adjustments to the obtained curves. The pricing services publish observable market information from multiple brokers and exchanges. No proprietary models are used by the pricing services for the inputs. The Company utilized the counterparties' valuations to assess the reasonableness of the Company's valuations.

There is no active, public market for the Company's Amended Credit Facility, Convertible Notes or Lease Financing Obligation. The Amended Credit Facility balance of $250.0 million and $115.0 million as of June 30, 2014 and December 31, 2013, respectively, approximates its fair value due to its floating rate structure. The Convertible Notes fair value of $25.3 million and $25.1 million as of June 30, 2014 and December 31, 2013, respectively, are measured based on market-based parameters of the various components of the Convertible Notes and over the counter trades. The Lease Financing Obligation fair values of $39.4 million and $41.7 million as of June 30, 2014 and December 31, 2013, respectively, are measured based on market-based parameters of comparable term secured financing instruments. The fair value measurements for the Amended Credit Facility, Convertible Notes and Lease Financing Obligation represent Level 2 inputs.

Level 3 Fair Value Measurements – As of June 30, 2014 and December 31, 2013, the Company did not have assets or liabilities that were measured on a recurring basis classified under a Level 3 fair value hierarchy.

8. Derivative Instruments

The Company uses financial derivative instruments as part of its price risk management program to achieve a more predictable cash flow from its production revenues by reducing its exposure to commodity price fluctuations. The Company has entered into financial commodity swap contracts related to the sale of a portion of the Company's production. The Company does not enter into derivative instruments for speculative or trading purposes.

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

All derivative instruments, other than those that meet the normal purchase and normal sale exception, as mentioned above, are recorded at fair value and included in the Unaudited Consolidated Balance Sheets as assets or liabilities. The following table summarizes the location, as well as the gross and net fair value amounts of all derivative instruments presented in the Unaudited Consolidated Balance Sheets as of the dates indicated.

	As of June 30, 2014
Balance Sheet	Gross Amounts of Recognized Derivative Assets	Gross Amounts Offset in the Balance Sheet		Net Amounts of Derivative Assets Presented in the Balance Sheet
	(in thousands)
Derivative assets	$3,411	$(3,411)	(1)	$—
Deferred financing costs and other noncurrent assets	1,050	(1,050)	(1)	—	(3)
Total derivative assets	$4,461	$(4,461)		$—
	Gross Amounts of Recognized Derivative Liabilities	Gross Amounts Offset in the Balance Sheet		Net Amounts of Derivative Liabilities Presented in the Balance Sheet
	(in thousands)
Derivative liabilities	$(44,790)	$3,411	(1)	$(41,379)
Derivatives and other noncurrent liabilities	(16,900)	1,050	(1)	(15,850)	(4)
Total derivative liabilities	$(61,690)	$4,461		$(57,229)

	As of December 31, 2013
Balance Sheet	Gross Amounts of Recognized Derivative Assets	Gross Amounts Offset in the Balance Sheet		Net Amounts of Derivative Assets Presented in the Balance Sheet
	(in thousands)
Derivative assets	$8,259	$(8,086)	(2)	$173
Deferred financing costs and other noncurrent assets	3,224	(685)	(2)	2,539	(3)
Total derivative assets	$11,483	$(8,771)		$2,712
	Gross Amounts of Recognized Derivative Liabilities	Gross Amounts Offset in the Balance Sheet		Net Amounts of Derivative Liabilities Presented in the Balance Sheet
	(in thousands)
Derivative liabilities	$(14,074)	$8,086	(1)	$(5,988)
Derivatives and other noncurrent liabilities	(697)	685	(1)	(12)	(4)
Total derivative liabilities	$(14,771)	$8,771		$(6,000)

(1)	Derivative asset balances are netted against derivative liability balances with the same counterparty, and therefore are presented as a net liability in the Unaudited Consolidated Balance Sheets.

(2)	Derivative liability balances are netted against derivative asset balances with the same counterparty, and therefore are presented as a net asset in the Unaudited Consolidated Balance Sheets.

(3)
As of June 30, 2014 and December 31, 2013, this line item in the Unaudited Consolidated Balance Sheets included $17.4 million and $19.2 million of deferred financing costs and other noncurrent assets, respectively.

(4)	As of June 30, 2014 and December 31, 2013, this line item in the Unaudited Consolidated Balance Sheets included $3.0 million and $3.5 million of other noncurrent liabilities, respectively.

The following table summarizes the cash flow hedge gains, net of tax, as of the periods indicated:

Derivatives Qualifying as Cash Flow Hedges		Three Months Ended June 30,		Six Months Ended June 30,
		2014	2013	2014	2013
		(in thousands)
Amount of gain reclassified from AOCI into income (net of tax) (1)(2)	Commodity Hedges	$239	$1,210	$336	$2,502

(1)	Gains reclassified from accumulated other comprehensive income ("AOCI") into income are included in the oil, gas and NGL production revenues in the Unaudited Consolidated Statements of Operations.

(2)
Presented net of income tax expense of $0.1 million and $0.7 million for the three months ended June 30, 2014 and 2013, respectively, and $0.2 million and $1.5 million for the six months ended June 30, 2014 and 2013, respectively.

As of June 30, 2014, the Company had financial derivative instruments in place related to the sale of a portion of the Company's production for the following volumes for the periods indicated:

	July – December 2014	For the year 2015	For the year 2016	For the year 2017
Oil (Bbls)	1,950,400	4,077,500	1,554,000	182,500
Natural gas (MMbtu)	12,570,000	7,300,000	1,830,000	—
Natural gas liquids (Bbls)	189,286	—	—	—

The table below summarizes the commodity derivative gains and losses the Company recognized related to its oil, gas and NGL derivative instruments for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Commodity derivative gain settlements on derivatives designated as cash flow hedges (1)	$382	$1,936	$538	$4,003
Total commodity derivative gain (loss) (2)	(46,775)	36,839	(71,930)	6,988

(1)	Included in oil, gas and NGL production revenues in the Unaudited Consolidated Statements of Operations.

(2)	Included in commodity derivative gain (loss) in the Unaudited Consolidated Statements of Operations.

The Company's derivative financial instruments are generally executed with major financial or commodities trading institutions that expose the Company to market and credit risks and may, at times, be concentrated with certain counterparties or groups of counterparties. The Company had derivatives in place with nine different counterparties as of June 30, 2014. Although notional amounts are used to express the volume of these contracts, the amounts potentially subject to credit risk, in the event of non-performance by the counterparties, are substantially smaller. The creditworthiness of counterparties is subject to continual review by management, and the Company believes all of these institutions currently are acceptable credit risks. Full performance is anticipated, and the Company has no past due receivables from any of its counterparties.

It is the Company's policy to enter into derivative contracts with counterparties that are lenders in the Amended Credit Facility, affiliates of lenders in the Amended Credit Facility or potential lenders in the Amended Credit Facility. The Company's derivative contracts are documented using an industry standard contract known as a Schedule to the Master Agreement and International Swaps and Derivative Association, Inc. ("ISDA") Master Agreement or other contracts. Typical terms for these contracts include credit support requirements, cross default provisions, termination events and set-off provisions. The Company is not required to provide any credit support to its counterparties other than cross collateralization with the properties securing the Amended Credit Facility. The Company has set-off provisions in its derivative contracts with lenders under its Amended Credit Facility which, in the event of a counterparty default, allow the Company to set-off amounts owed to the defaulting counterparty under the Amended Credit Facility or other obligations against monies owed the Company under derivative contracts. Where the counterparty is not a lender under the Company's Amended Credit Facility, it may not be able to set-off amounts owed by the Company under the Amended Credit Facility, even if such counterparty is an affiliate of a lender under such facility. The Company does not have any derivative balances that are offset by cash collateral.

9. Income Taxes

Income tax expense (benefit) for the three and six months ended June 30, 2014 and 2013 differs from the amounts that would be provided by applying the U.S. federal income tax rate to income before income taxes principally due to the effect of state income taxes, stock-based compensation and other operating expenses not deductible for income tax purposes. The effective tax rate of 29.7% for the three months ended June 30, 2014 is primarily due to an increase in permanent adjustments to taxable income relative to projected pre-tax income. The effective tax rate of 35.3% for the six months ended June 30, 2014 is primarily due to permanent adjustments to taxable income relative to the projected pretax income.

10. Equity Incentive Compensation Plans and Other Employee Benefits

The Company maintains various stock-based compensation plans and other employee benefits as discussed below. Stock-based compensation is measured at the grant date based on the value of the awards, and the fair value is recognized on a straight-line basis over the requisite service period (usually the vesting period).

The following table presents the non-cash stock-based compensation related to equity awards for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Common stock options	$497	$727	$1,126	$3,217
Nonvested equity common stock	1,548	1,588	3,219	3,988
Nonvested equity common stock units	260	312	509	712
Nonvested performance-based equity	146	530	964	698
Total	$2,451	$3,157	$5,818	$8,615

Unrecognized compensation cost as of June 30, 2014 was $24.1 million related to grants of nonvested stock options and nonvested equity shares of common stock that are expected to be recognized over a weighted-average period of 2.7 years.

Nonvested Equity Shares. The following table presents the equity awards granted pursuant to the Company's various stock compensation plans:

	Three Months Ended June 30, 2014		Three Months Ended June 30, 2013
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested equity common stock	23,626	$23.91	16,880	$19.54
Nonvested equity common stock units	700	$26.78	43,824	$22.38
Nonvested performance-based equity shares	44,540	$20.92	13,007	$17.26
Total shares granted	68,866		73,711

	Six Months Ended June 30, 2014		Six Months Ended June 30, 2013
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested equity common stock	489,940	$22.54	557,260	$17.32
Nonvested equity common stock units	1,432	$26.18	52,219	$22.04
Nonvested performance-based equity shares	293,115	$19.81	287,986	$16.60
Total shares granted	784,487		897,465

Performance Share Programs

2014 Program. In February 2014, the Compensation Committee approved a new performance share program (the "2014 Program") pursuant to the 2012 Equity Incentive Plan. The performance-based awards contingently vest in May 2017, depending on the level at which the performance goals are achieved. The performance goals, which will be measured over the three year period ending December 31, 2016, consist of the Company's total shareholder return ("TSR") ranking relative to a defined peer group's individual TSRs ("Relative TSR") (weighted at 60%) and the percentage change in discretionary cash flow per debt adjusted share relative to a defined peer group's percentage calculation ("DCF per Debt Adjusted Share") (weighted at 40%). The Relative TSR and DCF per Debt Adjusted Share goals will vest at 25% of the total award for performance met at the threshold level, 100% at the target level and 200% at the stretch level. If the actual results for a metric are between the threshold and target levels or between the target and stretch levels, the vested number of shares will be prorated based on the actual results compared to the threshold, target and stretch goals. If the threshold metrics are not met, no shares will vest. In any event, the total number of shares of common stock that could vest will not exceed 200% of the original number of performance shares granted. At the end of the three year vesting period, any shares that have not vested will be forfeited. All compensation expense related to the TSR metric will be recognized if the requisite service period is fulfilled, even if the market condition is not achieved. All compensation expense related to the discretionary cash flow metric will be based upon the number of shares expected to vest at the end of the three year period.

11. Commitments and Contingencies

Lease Financing Obligation. The Company has a Lease Financing Obligation with Bank of America Leasing & Capital, LLC as the lead bank as discussed in Note 5. The aggregate undiscounted minimum future lease payments, including both principal and interest components, are presented below:

As of June 30, 2014
(in thousands)
2014	$2,990
2015	5,979
2016	5,979
2017	5,979
2018	5,979
Thereafter	18,781
Total	$45,687

Gathering, Transportation and Processing Charges. The Company has entered into contracts that provide firm gathering and transportation capacity on pipeline systems and firm processing charges. The remaining terms on these contracts range from two to seven years and require the Company to pay gathering, transportation and processing charges regardless of the amount of pipeline capacity utilized by the Company. The Company paid $7.4 million and $15.1 million of firm gathering and transportation charges for the three and six months ended June 30, 2014, respectively. The Company paid $9.5 million and $18.0 million of firm gathering and transportation charges for the three and six months ended June 30, 2013, respectively. The Company paid $1.4 million and $2.0 million of firm processing charges for the three and six months ended June 30, 2013, respectively. All gathering and transportation costs, including demand charges and processing charges, are included in gathering, transportation and processing expense in the Unaudited Consolidated Statements of Operations.

The amounts in the table below represent the Company's gross future minimum transportation charges. However, the Company will record in its financial statements only the Company's proportionate share based on the Company's working interest and net revenue interest, which will vary from property to property. From time to time, we may sell certain portions of firm capacity on various pipelines, as business or operations conditions warrant, to mitigate our exposure on unused transportation capacity.

As of June 30, 2014
(in thousands)
2014	$18,254
2015	36,717
2016	35,466
2017	33,085
2018	33,521
Thereafter	63,813
Total	$220,856

Lease and Other Commitments. The Company has one take-or-pay purchase agreement for supply of carbon dioxide ("CO2"), which has a total financial commitment of $1.7 million. The CO2 is for use in fracture stimulation operations. Under this contract, the Company is obligated to purchase a minimum monthly volume at a set price. If the Company takes delivery of less than the minimum required amount, the Company is responsible for full payment (deficiency payment) in December 2015.

The Company leases office space, vehicles and certain equipment under non-cancelable operating leases. Office lease expense was $0.3 million and $0.5 million for the three months ended June 30, 2014 and 2013, and $0.7 million and $1.0 million for the six months ended June 30, 2014 and 2013, respectively. Additionally, the Company has entered into various long-term agreements for telecommunication services. Future minimum annual payments under lease and other agreements are as follows:

As of June 30, 2014
(in thousands)
2014	$1,934
2015 (1)	9,939
2016	2,713
2017	2,540
2018	2,528
Thereafter	633
Total	$20,287

(1)
Includes a drilling carry in the amount of $8.5 million from a purchase, sale and exploration agreement related to acreage in the Powder River Basin. As of June 30, 2014, the Company has satisfied $1.7 million of this carry. The Company will owe the remaining carry balance if not satisfied by October 1, 2015.

Litigation. The Company is subject to litigation, claims and governmental and regulatory proceedings arising in the course of ordinary business. It is the opinion of the Company's management that current claims and litigation involving the Company are not likely to have a material adverse effect on its Unaudited Consolidated Balance Sheet, Cash Flows or Statements of Operations.

12. Guarantor Subsidiaries

In addition to the Amended Credit Facility, the 7.625% Senior Notes, 7.0% Senior Notes and Convertible Notes, which are registered securities, are jointly and severally guaranteed on a full and unconditional basis by the Company's 100% owned subsidiaries ("Guarantor Subsidiaries"). Presented below are the Company's unaudited condensed consolidating balance sheets, statements of operations, statements of other comprehensive income (loss) and statements of cash flows, as required by Rule 3-10 of Regulation S-X of the Securities Exchange Act of 1934, as amended.

During the three months ended June 30, 2014, Bill Barrett Corporation, as parent, merged two of the Company's 100% owned subsidiaries, CBM Production Company and GB Acquisition Corporation, into the parent company. The unaudited condensed consolidating financial statements reflect the new guarantor structure for all periods presented.

The following unaudited condensed consolidating financial statements have been prepared from the Company's financial information on the same basis of accounting as the Unaudited Consolidated Financial Statements. Investments in the subsidiaries are accounted for under the equity method. Accordingly, the entries necessary to consolidate the Company and the Guarantor Subsidiaries are reflected in the intercompany eliminations column.

Condensed Consolidating Balance Sheets

	As of June 30, 2014
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Assets:
Current assets	$165,929	$52	$—	$165,981
Property and equipment, net	2,275,639	75,317	—	2,350,956
Intercompany receivable (payable)	52,927	(52,927)	—	—
Investment in subsidiaries	16,315	—	(16,315)	—
Noncurrent assets	17,375	—	—	17,375
Total assets	$2,528,185	$22,442	$(16,315)	$2,534,312
Liabilities and Stockholders' Equity:
Current liabilities	$236,722	$1,247	$—	$237,969
Long-term debt	1,111,703	—	—	1,111,703
Deferred income taxes	151,463	3,255	—	154,718
Other noncurrent liabilities	57,702	1,625	—	59,327
Stockholders' equity	970,595	16,315	(16,315)	970,595
Total liabilities and stockholders' equity	$2,528,185	$22,442	$(16,315)	$2,534,312

	As of December 31, 2013
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Assets:
Current assets	$154,986	$2,261	$—	$157,247
Property and equipment, net	2,127,624	74,872	—	2,202,496
Intercompany receivable (payable)	59,076	(59,076)	—	—
Investment in subsidiaries	12,063	—	(12,063)	—
Noncurrent assets	21,770	—	—	21,770
Total assets	$2,375,519	$18,057	$(12,063)	$2,381,513
Liabilities and Stockholders' Equity:
Current liabilities	$192,106	$613	$—	$192,719
Long-term debt	979,082	—	—	979,082
Deferred income taxes	158,071	3,255	—	161,326
Other noncurrent liabilities	40,542	2,126	—	42,668
Stockholders' equity	1,005,718	12,063	(12,063)	1,005,718
Total liabilities and stockholders' equity	$2,375,519	$18,057	$(12,063)	$2,381,513

Condensed Consolidating Statements of Operations

	Three Months Ended June 30, 2014
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Operating and other revenues	$138,355	$6,653	$—	$145,008
Operating expenses	(99,809)	(4,264)	—	(104,073)
General and administrative	(14,521)	—	—	(14,521)
Interest income and other income (expense)	(64,279)	35	—	(64,244)
Income (loss) before income taxes and equity in earnings of subsidiaries	(40,254)	2,424	—	(37,830)
Benefit from income taxes	11,244	—	—	11,244
Equity in earnings of subsidiaries	2,424	—	(2,424)	—
Net income (loss)	$(26,586)	$2,424	$(2,424)	$(26,586)

	Six Months Ended June 30, 2014
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Operating and other revenues	$260,038	$12,658	$—	$272,696
Operating expenses	(188,696)	(8,441)	—	(197,137)
General and administrative	(29,928)	—	—	(29,928)
Interest income and other income (expense)	(106,490)	35	—	(106,455)
Income (loss) before income taxes and equity in earnings of subsidiaries	(65,076)	4,252	—	(60,824)
Benefit from income taxes	21,489	—	—	21,489
Equity in earnings (loss) of subsidiaries	4,252	—	(4,252)	—
Net income (loss)	$(39,335)	$4,252	$(4,252)	$(39,335)

	Three Months Ended June 30, 2013
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Operating and other revenues	$142,298	$1	$—	$142,299
Operating expenses	(118,295)	—	—	(118,295)
General and administrative	(13,273)	—	—	(13,273)
Interest and other income (expense)	12,145	—	—	12,145
Income before income taxes and equity in earnings of subsidiaries	22,875	1	—	22,876
Provision for income taxes	(8,603)	—	—	(8,603)
Equity in earnings of subsidiaries	1	—	(1)	—
Net income (loss)	$14,273	$1	$(1)	$14,273

	Six Months Ended June 30, 2013
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Operating and other revenues	$280,576	$—	$—	$280,576
Operating expenses	(234,214)	—	—	(234,214)
General and administrative	(33,855)	—	—	(33,855)
Interest and other income (expense)	(42,209)	—	—	(42,209)
Income (loss) before income taxes and equity in earnings of subsidiaries	(29,702)	—	—	(29,702)
Benefit from income taxes	10,824	—	—	10,824
Equity in earnings (loss) of subsidiaries	—	—	—	—
Net income (loss)	$(18,878)	$—	$—	$(18,878)

Condensed Consolidating Statements of Comprehensive Income (Loss)

	Three Months Ended June 30, 2014
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Net income (loss)	$(26,586)	$2,424	$(2,424)	$(26,586)
Other Comprehensive Loss, net of tax:
Effect of derivative financial instruments	(239)	—	—	(239)
Other comprehensive loss	(239)	—	—	(239)
Comprehensive income (loss)	$(26,825)	$2,424	$(2,424)	$(26,825)

	Six Months Ended June 30, 2014
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Net income (loss)	$(39,335)	$4,252	$(4,252)	$(39,335)
Other Comprehensive Loss, net of tax:
Effect of derivative financial instruments	(336)	—	—	(336)
Other comprehensive loss	(336)	—	—	(336)
Comprehensive income (loss)	$(39,671)	$4,252	$(4,252)	$(39,671)

	Three Months Ended June 30, 2013
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Net income (loss)	$14,273	$1	$(1)	$14,273
Other Comprehensive Loss, net of tax:
Effect of derivative financial instruments	(1,210)	—	—	(1,210)
Other comprehensive loss	(1,210)	—	—	(1,210)
Comprehensive income (loss)	$13,063	$1	$(1)	$13,063

	Six Months Ended June 30, 2013
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Net income (loss)	$(18,878)	$—	$—	$(18,878)
Other Comprehensive Loss, net of tax:
Effect of derivative financial instruments	(2,502)	—	—	(2,502)
Other comprehensive loss	(2,502)	—	—	(2,502)
Comprehensive income (loss)	$(21,380)	$—	$—	$(21,380)

Condensed Consolidating Statements of Cash Flows

	Six Months Ended June 30, 2014
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities	$115,705	$11,713	$—	$127,418
Cash flows from investing activities:
Additions to oil and gas properties, including acquisitions	(257,471)	(6,874)	—	(264,345)
Additions to furniture, fixtures and other	(856)	—	—	(856)
Proceeds from sale of properties and other investing activities	7,640	535	—	8,175
Intercompany transfers	5,374	—	(5,374)	—
Cash flows from financing activities:
Proceeds from debt	135,000	—	—	135,000
Principal payments on debt	(2,285)	—	—	(2,285)
Intercompany transfers	—	(5,374)	5,374	—
Other financing activities	(1,923)	—	—	(1,923)
Change in cash and cash equivalents	1,184	—	—	1,184
Beginning cash and cash equivalents	54,545	50	—	54,595
Ending cash and cash equivalents	$55,729	$50	$—	$55,779

	Six Months Ended June 30, 2013
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities	$117,209	$5,820	$—	$123,029
Cash flows from investing activities:
Additions to oil and gas properties, including acquisitions	(204,020)	(12,632)	—	(216,652)
Additions to furniture, fixtures and other	731	(1,918)	—	(1,187)
Proceeds from sale of properties and other investing activities	4,086	—	—	4,086
Cash flows from financing activities:
Proceeds from debt	80,000	—	—	80,000
Principal payments on debt	(4,501)	—	—	(4,501)
Intercompany transfers	(5,546)	5,546	—	—
Other financing activities	(1,345)	—	—	(1,345)
Change in cash and cash equivalents	(13,386)	(3,184)	—	(16,570)
Beginning cash and cash equivalents	79,395	50	—	79,445
Ending cash and cash equivalents	$66,009	$(3,134)	$—	$62,875

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements as to our future plans, estimates, beliefs and expected performance. Forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the following risks and uncertainties:

•	potential failure to achieve expected production from existing and future exploration or development projects or acquisitions;

•	volatility of market prices received for oil, natural gas and natural gas liquids ("NGLs");

•	derivative and hedging activities;

•	legislative or judicial changes including pending initiatives in Colorado related to well locations and local control over oil and gas activities;

•	risks associated with operating in one geographic area;

•	compliance with environmental and other regulations;

•	economic and competitive conditions;

•	occurrence of property divestitures or acquisitions;

•	costs and availability of third party facilities for gathering, processing, refining and transportation;

•	future processing volumes and pipeline throughput;

•	impact of health and safety issues on operations;

•	reductions in the borrowing base under our amended revolving bank credit facility (the "Amended Credit Facility");

•	debt and equity market conditions;

•	ability to receive drilling and other permits, regulatory approvals and required surface access and rights of way;

•	higher than expected costs and expenses including production, drilling and well equipment costs;

•	declines in the values of our oil and natural gas properties resulting in impairments;

•	changes in estimates of proved reserves;

•	the potential for production decline rates from our wells to be greater than we expect;

•	ability to replace natural production declines with acquisitions, new drilling or recompletion activities;

•	exploration risks such as drilling unsuccessful wells;

•	capital expenditures and other contractual obligations;

•
liabilities resulting from litigation concerning alleged damages related to environmental issues, pollution, contamination, personal injury, royalties, marketing, title to properties, validity of leases, or other matters that may not be covered by an effective indemnity or insurance;

•	changes in tax laws and statutory tax rates; and

•
other uncertainties, as well as those factors discussed below and in our Annual Report on Form 10-K for the year ended December 31, 2013 under the "Cautionary Note Regarding Forward-Looking Statements" and "Risk Factors" sections and in Item 1A, "Risk Factors" of this Quarterly Report on Form 10-Q, all of which are difficult to predict.

In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. Readers should not place undue reliance on these forward-looking statements, which reflect management's views only as of the date hereof. Other than as required under the securities laws, we do not undertake any obligation to publicly correct or update any forward-looking statements whether as a result of changes in internal estimates or expectations, new information, subsequent events or circumstances or otherwise.

Overview

Bill Barrett Corporation together with our wholly-owned subsidiaries ("the Company", "we", "our" or "us") develops oil, natural gas and NGLs in the Rocky Mountain region of the United States. We seek to build stockholder value through profitable growth in cash flow, reserves and production through the development of our oil, natural gas and NGL assets. We seek high quality development projects with the potential to provide long-term drilling inventories that generate high returns. Due to the decline in natural gas prices resulting from the increased supply over the past few years, we have shifted our focus to finding, acquiring and developing oil resources. Therefore, we will have less gas production due to suspended gas drilling, along with the sale of certain gas producing properties. Substantially all of our revenues are generated through the sale of oil and natural gas production and NGLs recovery at market prices.

We were formed in January 2002 and are incorporated in the State of Delaware. In December 2004, we completed our initial public offering. Since inception, we have built our portfolio of properties primarily through acquisitions where we seek to add value through our geologic and operational expertise. We continue to manage our asset portfolio through acquisitions and divestitures in order to seek to maximize value and to concentrate capital and operations on core assets. Our acquisitions have included key assets in the Piceance (Colorado), Uinta (Utah), Denver-Julesburg (Colorado and Wyoming) and Powder River (Wyoming) Basins in the Rocky Mountain region (the "Rockies"). We also may sell properties when the opportunity arises or when business conditions warrant, as demonstrated by the sale of our Wind River Basin and Powder River Basin properties and a portion of our Piceance Basin properties in December 2012 and the sale of our West Tavaputs properties in the Uinta Basin (the "West Tavaputs Divestiture") in December 2013.

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

Results of Operations

The following table sets forth selected operating data for the periods indicated:

Three Months Ended June 30, 2014 Compared with Three Months Ended June 30, 2013

	Three Months Ended June 30,		Increase (Decrease)
	2014	2013	Amount	Percent
	($ in thousands, except per unit data)
Operating Results:
Operating and Other Revenues
Oil, gas and NGL production	$136,220	$140,380	$(4,160)	(3)%
Other	8,788	1,919	6,869	358%
Operating Expenses
Lease operating expense	15,919	16,112	(193)	(1)%
Gathering, transportation and processing expense	11,750	18,772	(7,022)	(37)%
Production tax expense	9,651	7,781	1,870	24%
Exploration expense	116	141	(25)	(18)%
Impairment, dry hole costs and abandonment expense	1,743	1,182	561	47%
Depreciation, depletion and amortization	64,894	74,307	(9,413)	(13)%
General and administrative expense (1)	11,998	10,047	1,951	19%
Non-cash stock-based compensation expense (1)	2,523	3,226	(703)	(22)%
Total operating expenses	$118,594	$131,568	$(12,974)	(10)%
Production Data:
Oil (MBbls)	1,026	825	201	24%
Natural gas (MMcf)	6,696	14,314	(7,618)	(53)%
NGLs (MBbls)	480	544	(64)	(12)%
Combined volumes (MBoe)	2,622	3,755	(1,133)	(30)%
Daily combined volumes (Boe/d)	28,813	41,264	(12,451)	(30)%
Average Realized Prices (2):
Oil (per Bbl)	$79.69	$82.11	(2.42)	(3)%
Natural gas (per Mcf)	4.46	3.92	0.54	14%
NGLs (per Bbl)	31.75	29.90	1.85	6%
Combined (per Boe)	48.39	37.32	11.07	30%
Average Costs (per Boe):
Lease operating expense	$6.07	$4.29	$1.78	41%
Gathering, transportation and processing expense	4.48	5.00	(0.52)	(10)%
Production tax expense	3.68	2.07	1.61	78%
Depreciation, depletion and amortization	24.75	19.79	4.96	25%
General and administrative expense (3)	4.58	2.68	1.90	71%

(1)
Non-cash stock-based compensation expense is presented herein as a separate line item but is combined with general and administrative expense for a total of $14.5 million and $13.3 million for the three months ended June 30, 2014 and 2013, respectively, in the Unaudited Consolidated Statements of Operations. This separate presentation is a non-GAAP measure. Management believes the separate presentation of the non-cash component of general and administrative expense is useful because the cash portion provides a better understanding of our required cash for general and administrative expenses. We also believe that this disclosure allows for a more accurate comparison to our peers, which may have higher or lower expenses associated with stock-based grants.

(2)
Average realized prices shown in the table are net of the effects of all settled commodity hedging transactions related to current period production. This presentation is a non-GAAP measure as it only represents the cash settled portion of our total commodity derivative gain (loss) in the Unaudited Consolidated Statements of Operations. Management believes the presentation of average prices including the effects of settled commodity derivative gains and losses is useful because the cash settlement portion provides a better understanding of the Company's average prices received for production volumes. We also believe that this disclosure allows for a more accurate comparison to our peers.

(3)
Excludes non-cash stock-based compensation expense as described in Note 1 above. This presentation is a non-GAAP measure. Average costs per Boe for general and administrative expense, including non-cash stock-based compensation expense, as presented in the Unaudited Consolidated Statements of Operations, were $5.54 and $3.53 for the three months ended June 30, 2014 and 2013, respectively.

Production Revenues and Volumes. Production revenues decreased to $136.2 million for the three months ended June 30, 2014 from $140.4 million for the three months ended June 30, 2013. The decrease in production revenues was due to a 30% decrease in production volumes offset by an increase in average prices. The decrease in production reduced production revenues by approximately $58.8 million, while the increase in average prices increased production revenues by approximately $54.6 million.

We discontinued cash flow hedge accounting as of January 1, 2012. All accumulated gains or losses related to the discontinued cash flow hedges were recorded in AOCI as of January 1, 2012 and will remain in AOCI until the underlying transaction occurs. As the underlying transaction occurs, these gains or losses are reclassified from AOCI into oil, gas and NGL production revenues. The amount reclassified to oil, gas and NGL production revenues was a gain of $0.4 million and $1.9 million for the three months ended June 30, 2014 and 2013, respectively.

Total production volumes of 2.6 MMBoe for the three months ended June 30, 2014 decreased from 3.8 MMBoe for the three months ended June 30, 2013. The decrease relates to the West Tavaputs Divestiture and lower NGL yields from our primary NGL processor in the Piceance Basin. These decreases were partially offset by a 24% overall increase in oil production with increases in the DJ Basin and the Uinta Oil Program. Additional information concerning production is in the following table:

	Three Months Ended June 30, 2014				Three Months Ended June 30, 2013				% Increase (Decrease)
	Oil	NGL	Natural Gas	Total	Oil	NGL	Natural Gas	Total	Oil	NGL	Natural Gas	Total
	(MBbls)	(MBbls)	(MMcf)	(MBoe)	(MBbls)	(MBbls)	(MMcf)	(MBoe)	(MBbls)	(MBbls)	(MMcf)	(MBoe)
Piceance Basin	53	337	4,902	1,207	82	463	6,883	1,692	(35)%	(27)%	(29)%	(29)%
Uinta Oil Program	482	32	588	612	459	35	717	614	5%	(9)%	(18)%	—%
DJ Basin	376	99	1,038	648	149	45	452	269	152%	120%	130%	141%
Powder River Oil	115	11	144	150	126	2	52	137	(9)%	450%	177%	9%
Other (1)	—	1	24	5	9	(1)	6,210	1,043	(100)%	*nm	(100)%	(100)%
Total	1,026	480	6,696	2,622	825	544	14,314	3,755	24%	(12)%	(53)%	(30)%

*	Not meaningful.

(1)	Other includes Uinta - West Tavaputs natural gas volumes of 6,156 MMcf and oil production of 9 MBbls for 2013.

Hedging Activities. During the three months ended June 30, 2014, approximately 80% of our oil volumes, 88% of our natural gas volumes and 19% of our NGL related volumes were subject to financial hedges, which resulted in decreases in oil revenues of $7.1 million and natural gas revenues of $1.9 million, partially offset by increases in NGL revenues of $0.1 million after settlements for all commodity derivatives. Of the $8.9 million loss on total settlements for the three months ended June 30, 2014, a gain of $0.4 million was included in oil, gas and NGL production revenues and a loss of $9.3 million was included in commodity derivative gain (loss) in the Unaudited Consolidated Statements of Operations. During the three months ended June 30, 2013, approximately 83% of our oil volumes, 84% of our natural gas volumes, and 15% of our NGL related volumes were subject to financial hedges, which resulted in increases in oil revenues of $2.6 million and NGL revenues of $1.1 million, offset by a decrease in natural gas revenues of $2.0 million after settlements for all commodity derivatives. Of the $1.7 million gain on total settlements for the three months ended June 30, 2013, a gain of $1.9 million was included in oil, gas and NGL production revenues and a loss of $0.2 million was included in commodity derivative gain (loss) in the Unaudited Consolidated Statements of Operations.

Other Operating Revenues. Other operating revenues increased to $8.8 million for the three months ended June 30, 2014 from $1.9 million for the three months ended June 30, 2013. Other operating revenues for the three months ended June 30, 2014 consisted of a $5.7 million adjustment related to the recovery of processing deductions for NGL revenues, $2.5 million in net gains realized from the sale of properties and $0.6 million of income from gathering and compression fees received from third parties. Based on guidance provided by the Federal Office of Natural Resources Revenue ("ONRR"), additional processing deductions were taken against NGL royalties paid on Federal and State leases from 2008 through July 2013 in the West Tavaputs area of the Uinta Basin (the "West Tavaputs Project"). The West Tavaputs properties were sold in December

2013. Other operating revenues for the three months ended June 30, 2013 consisted of $0.7 million in net gains realized from the sale of properties and $1.2 million of income from gathering and compression fees received from third parties.

Lease Operating Expense ("LOE"). Lease operating expense increased to $6.07 per Boe for the three months ended June 30, 2014 from $4.29 per Boe for the three months ended June 30, 2013. LOE on a per Boe basis is inherently higher from our oil producing properties such as those in our Uinta Oil and DJ Basin development areas. In addition, the sale of natural gas properties with lower LOE per Boe in the West Tavaputs Divestiture also contributed to higher LOE per Boe cost for the three months ended June 30, 2014.

Gathering, Transportation and Processing Expense ("GTP"). Gathering, transportation and processing expense decreased to $4.48 per Boe for the three months ended June 30, 2014 from $5.00 per Boe for the three months ended June 30, 2013. GTP on a per Boe basis decreased due to inherently lower GTP from our oil producing properties such as those in our Uinta and DJ Basin development areas, offset by an increase on a per Boe basis in the Piceance Basin due to a decrease in production with fixed gathering and transportation expenses. The sale of our natural gas properties with higher GTP per Boe in the West Tavaputs Divestiture also contributed to lower GTP per Boe cost for the three months ended June 30, 2014.

Production Tax Expense. Total production taxes increased to $9.7 million for the three months ended June 30, 2014 from $7.8 million for the three months ended June 30, 2013. Production taxes are primarily based on the wellhead values of production, which exclude gains and losses associated with hedging activities. Production taxes as a percentage of oil, natural gas and NGL sales before hedging adjustments were 7.1% and 5.6% for the three months ended June 30, 2014 and June 30, 2013, respectively.

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

Exploration Expense. Exploration expense was $0.1 million for both the three months ended June 30, 2014 and 2013 and primarily consisted of delay rentals across all basins.

Impairment, Dry Hole Costs and Abandonment Expense. Our impairment, dry hole costs and abandonment expense increased to $1.7 million for the three months ended June 30, 2014 from $1.2 million for the three months ended June 30, 2013. For the three months ended June 30, 2014, impairment expense was $0.3 million and abandonment expense was $1.4 million with no dry hole costs. The $0.3 million of impairment expense for the three months ended June 30, 2014 was due to impairing unused oil and gas related equipment to fair value. For the three months ended June 30, 2013, abandonment expense was $1.1 million and dry hole costs were $0.1 million.

We are currently marketing certain non-core unevaluated oil and gas properties. Our marketing efforts may lead to an outright sale of these non-core properties or some other combination of partial sale and drilling obligations to us. While management believes the fair value of such properties exceeds the carrying value, the transaction value received from our marketing efforts regarding these properties may not be greater than or equal to the current carrying value of such properties. If this occurs, we may record a non-cash loss on sale or a non-cash impairment charge to earnings. This could have a material impact on the reported results of operations in the period in which any such loss on sale or impairment charge is taken.

Depreciation, Depletion and Amortization ("DD&A"). DD&A decreased to $64.9 million for the three months ended June 30, 2014 compared with $74.3 million for the three months ended June 30, 2013. The decrease of $9.4 million was a result of a 30% decrease in production for the three months ended June 30, 2014 compared with the three months ended June 30, 2013, partially offset by an increase in the DD&A rate. The decrease in production accounted for a $22.4 million decrease in DD&A expense, while the overall increase in the DD&A rate accounted for $13.0 million of additional DD&A expense.

Under successful efforts accounting, depletion expense is calculated on a field-by-field basis based on geologic and reservoir delineation using the unit-of-production method. The capital expenditures for proved properties for each field compared to the proved reserves corresponding to each producing field determine a depletion rate for current production. For the three months ended June 30, 2014, the relationship of capital expenditures, proved reserves and production from certain producing fields yielded a depletion rate of $24.75 per Boe compared with $19.79 per Boe for the three months ended June 30, 2013. The increase in the DD&A rate during the three months ended June 30, 2014 compared with the three months ended June 30, 2013 was due to an increase in oil development, which has higher capital cost per Boe compared to natural gas development. Future depletion rates will be adjusted to reflect capital expenditures, proved reserve changes and well performance.

General and Administrative Expense. General and administrative expense, excluding non-cash stock-based compensation, increased to $12.0 million for the three months ended June 30, 2014 from $10.0 million for the three months ended June 30, 2013. General and administrative expense, excluding non-cash stock-based compensation, is a non-GAAP measure. See Note 1 to the table on page 30 for a reconciliation and explanation. On a per Boe basis, general and administrative expense, excluding non-cash stock-based compensation, increased to $4.58 per Boe for the three months ended June 30, 2014 from $2.68 per Boe for the three months ended June 30, 2013, as a result of a 30% decrease in production volumes and an increase in employee compensation and benefits expense for the three months ended June 30, 2014 compared with the three months ended June 30, 2013.

Non-cash charges for stock-based compensation for the three months ended June 30, 2014 and 2013 were $2.5 million and $3.2 million, respectively. Non-cash stock-based compensation expense for each of the three months ended June 30, 2014 and 2013 related primarily to vesting of our stock option awards and nonvested shares of common stock issued to employees.

The components of non-cash stock-based compensation for the three months ended June 30, 2014 and 2013 are shown in the following table:

	Three Months Ended June 30,
	2014	2013
	(in thousands)
Stock options and nonvested equity shares of common stock	$2,380	$3,026
Shares issued for 401(k) plan	124	129
Shares issued for directors' fees	19	71
Total	$2,523	$3,226

Interest Expense. Interest expense decreased to $17.8 million for the three months ended June 30, 2014 from $24.7 million for the three months ended June 30, 2013. The decrease for the three months ended June 30, 2014 was primarily due to a lower weighted average interest rate as a result of the redemption of the 9.875% Senior Notes on July 15, 2013. Our weighted average interest rate for the three months ended June 30, 2014 was 6.6% compared with 8.1% for the three months ended June 30, 2013.

Commodity Derivative Gain (Loss). Commodity derivative gain (loss) was a loss of $46.8 million for the three months ended June 30, 2014 compared with a gain of $36.8 million for the three months ended June 30, 2013. The loss was primarily due to an increase in oil futures pricing as of June 30, 2014 compared with the fixed prices of the commodity derivative contracts.

The table below summarizes our commodity derivative gains and losses that were recognized in the periods presented:

	Three Months Ended June 30,
	2014	2013
	(in thousands)
Realized loss on derivatives not designated as cash flow hedges (1)	$(9,326)	$(227)
Unrealized gain (loss) on derivatives not designated as cash flow hedges (1)	(37,449)	37,066
Total commodity derivative gain (loss)	$(46,775)	$36,839

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

Income Tax Expense (Benefit). Income tax benefit totaled $11.2 million for the three months ended June 30, 2014 compared with income tax expense of $8.6 million for the three months ended June 30, 2013, resulting in effective tax rates of 29.7% and 37.6%, respectively. For both the 2014 and 2013 periods, our effective tax rate differs from the federal statutory rate primarily as a result of recording stock-based compensation expense and other operating expenses that are not deductible for income tax purposes as well as the effect of state income taxes. The decrease in the effective tax rate is mainly a result of the relationship of these items to book income.

Six Months Ended June 30, 2014 Compared with Six Months Ended June 30, 2013

	Six Months Ended June 30,		Increase (Decrease)
	2014	2013	Amount	Percent
	($ in thousands, except per unit data)
Operating Results:
Operating and Other Revenues
Oil, gas and NGL production	$263,389	$274,785	$(11,396)	(4)%
Other	9,307	5,791	3,516	61%
Operating Expenses
Lease operating expense	32,083	34,858	(2,775)	(8)%
Gathering, transportation and processing expense	23,454	34,360	(10,906)	(32)%
Production tax expense	17,275	13,732	3,543	26%
Exploration expense	419	236	183	78%
Impairment, dry hole costs and abandonment expense	3,504	8,283	(4,779)	(58)%
Depreciation, depletion and amortization	120,402	142,745	(22,343)	(16)%
General and administrative expense (1)	23,817	25,195	(1,378)	(5)%
Non-cash stock-based compensation expense (1)	6,111	8,660	(2,549)	(29)%
Total operating expenses	$227,065	$268,069	$(41,004)	(15)%
Production Data:
Oil (MBbls)	1,948	1,619	329	20%
Natural gas (MMcf)	13,116	28,976	(15,860)	(55)%
NGLs (MBbls)	922	1,127	(205)	(18)%
Combined volumes (MBoe)	5,056	7,575	(2,519)	(33)%
Daily combined volumes (Boe/d)	27,934	41,851	(13,917)	(33)%
Average Realized Prices (2):
Oil (per Bbl)	$79.26	$81.93	$(2.67)	(3)%
Natural gas (per Mcf)	4.62	4.01	0.61	15%
NGLs (per Bbl)	32.35	28.49	3.86	14%
Combined (per Boe)	48.43	37.10	11.33	31%
Average Costs (per Boe):
Lease operating expense	$6.35	$4.60	$1.75	38%
Gathering, transportation and processing expense	4.64	4.54	0.10	2%
Production tax expense	3.42	1.81	1.61	89%
Depreciation, depletion and amortization	23.81	18.84	4.97	26%
General and administrative expense (3)	4.71	3.33	1.38	41%

(1)
Non-cash stock-based compensation expense is presented herein as a separate line item but is combined with general and administrative expense for a total of $29.9 million and $33.9 million for the six months ended June 30, 2014 and 2013, respectively, in the Unaudited Consolidated Statements of Operations. This separate presentation is a non-GAAP measure. Management believes the separate presentation of the non-cash component of general and administrative expense is useful because the cash portion provides a better understanding of our required cash for general and administrative expenses. We also believe that this disclosure allows for a more accurate comparison to our peers, which may have higher or lower expenses associated with stock-based grants.

(2)
Average realized prices shown in the table are net of the effects of all settled commodity hedging transactions related to current period production. This presentation is a non-GAAP measure as it only represents the cash settled portion of our total commodity derivative gain (loss) in the Unaudited Consolidated Statements of Operations. Management believes the presentation of average prices including the effects of settled commodity derivative gains and losses is useful because the cash settlement portion provides a better understanding of the Company's average prices received for production volumes. We also believe that this disclosure allows for a more accurate comparison to our peers.

(3)
Excludes non-cash stock-based compensation expense as described in Note 1 above. This presentation is a non-GAAP measure. Average costs per Boe for general and administrative expense, including non-cash stock-based compensation expense, as presented in the Unaudited Consolidated Statements of Operations, were $5.92 and $4.47 for the six months ended June 30, 2014 and 2013, respectively.

Production Revenues and Volumes. Production revenues decreased to $263.4 million for the six months ended June 30, 2014 from $274.8 million for the six months ended June 30, 2013. The decrease in production revenues was due to a 33% decrease in production volumes offset by an increase in average prices. The decrease in production volumes reduced production revenues by approximately $131.2 million, while the increase in average prices increased production revenues by approximately $119.8 million.

We discontinued cash flow hedge accounting as of January 1, 2012. All accumulated gains or losses related to the discontinued cash flow hedges were recorded in AOCI as of January 1, 2012 and will remain in AOCI until the underlying transaction occurs. As the underlying transaction occurs, these gains or losses are reclassified from AOCI into oil, gas and NGL production revenues. The amount reclassified to oil, gas and NGL production revenues was a gain of $0.5 million and $4.0 million for the six months ended June 30, 2014 and 2013, respectively.

Total production volumes of 5.1 MMBoe for the six months ended June 30, 2014 decreased from 7.6 MMBoe for the six months ended June 30, 2013. The decrease relates to the West Tavaputs Divestiture and lower NGL yields at our primary NGL processor in the Piceance Basin. These decreases were partially offset by a 20% overall increase in oil production with increases in the DJ Basin and Powder Deep Oil Program for the six months ended June 30, 2014. Additional information concerning production is in the following table:

	Six Months Ended June 30, 2014				Six Months Ended June 30, 2013				% Increase (Decrease)
	Oil	NGL	Natural Gas	Total	Oil	NGL	Natural Gas	Total	Oil	NGL	Natural Gas	Total
	(MBbls)	(MBbls)	(MMcf)	(MBoe)	(MBbls)	(MBbls)	(MMcf)	(MBoe)	(MBbls)	(MBbls)	(MMcf)	(MBoe)
Piceance Basin	114	655	9,924	2,423	175	990	13,916	3,484	(35)%	(34)%	(29)%	(30)%
Uinta Oil Program	884	62	1,110	1,131	936	62	1,442	1,238	(6)%	—%	(23)%	(9)%
DJ Basin	733	191	1,818	1,227	305	73	811	513	140%	162%	124%	139%
Powder Deep Oil Program	214	13	258	270	175	2	102	194	22%	*nm	153%	39%
Other (1)	3	1	6	5	28	—	12,705	2,146	(89)%	*nm	(100)%	(100)%
Total	1,948	922	13,116	5,056	1,619	1,127	28,976	7,575	20%	(18)%	(55)%	(33)%

*	Not meaningful.

(1)	Other includes Uinta - West Tavaputs natural gas volumes of 12,611 MMcf and oil production of 24 MBbls for 2013.

Hedging Activities. During the six months ended June 30, 2014, approximately 84% of our oil volumes, 90% of our natural gas volumes and 18% of our NGL related volumes were subject to financial hedges, which resulted in decreases in oil revenues of $10.6 million, natural gas revenues of $6.9 million and NGL revenues of $0.5 million after settlements for all commodity derivatives. Of the $18.0 million loss on settlements for the six months ended June 30, 2014, a $0.5 million gain was included in oil, gas and NGL production revenues and a $18.5 million loss was included in commodity derivative gain (loss) in the Unaudited Consolidated Statements of Operations. During the six months ended June 30, 2013, approximately 82% of our oil volumes, 88% of our natural gas volumes, and 14% of our NGL related volumes were subject to financial hedges, which resulted in increases in oil revenues of $5.0 million, natural gas revenues of $3.7 million and NGL revenues of $1.5 million after settlements for all commodity derivatives. Of the $10.2 million gain on settlements for the six months ended June 30, 2013, $4.0 million was included in oil, gas and NGL production revenues and $6.2 million was included in commodity derivative gain (loss) in the Unaudited Consolidated Statements of Operations.

Other Operating Revenues. Other operating revenues increased to $9.3 million for the six months ended June 30, 2014 from $5.8 million for the six months ended June 30, 2013. Other operating revenues for the six months ended June 30, 2014 consisted of a $5.7 million adjustment related to recovering processing deductions from the West Tavaputs Project, $2.5 million in net gains realized from the sale of properties and $1.1 million of income from gathering and compression fees received from third parties. Other operating revenues for the six months ended June 30, 2013 consisted of $4.2 million in net gains realized from the sale of properties and $1.6 million of income from gathering and compression fees received from third parties.

Lease Operating Expense. LOE increased to $6.35 per Boe for the six months ended June 30, 2014 from $4.60 per Boe for the six months ended June 30, 2013. LOE on a per Boe basis is inherently higher for our oil producing properties such as those in our Uinta and DJ Basin development areas. In addition, the sale of natural gas properties with lower LOE per Boe in the West Tavaputs Divestiture also contributed to a higher LOE per Boe cost for the six months ended June 30, 2014.

Gathering, Transportation and Processing Expense. GTP expense increased to $4.64 per Boe for the six months ended June 30, 2014 from $4.54 per Boe for the six months ended June 30, 2013 primarily due to an increase on a per Boe basis in the Piceance Basin due to a decrease in production with fixed gathering and transportation expenses.

Production Tax Expense. Total production taxes increased to $17.3 million for the six months ended June 30, 2014 from $13.7 million for the six months ended June 30, 2013. Production taxes are primarily based on the wellhead values of production, which exclude gains and losses associated with hedging activities. Production taxes as a percentage of oil, natural gas and NGL sales before hedging adjustments were 6.6% and 5.1% for the six months ended June 30, 2014 and 2013, respectively.

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

Exploration Expense. Exploration expense increased to $0.4 million for the six months ended June 30, 2014 from $0.2 million for the six months ended June 30, 2013. Exploration expense for the six months ended June 30, 2014 consisted of $0.3 million for geological and geophysical seismic programs and $0.1 million for delay rentals across all basins. Exploration expense for the six months ended June 30, 2013 consisted of $0.1 million of geological and geophysical seismic programs and $0.1 million for delay rentals across all basins.

Impairment, Dry Hole Costs and Abandonment Expense. Our impairment, dry hole costs and abandonment expense decreased to $3.5 million for the six months ended June 30, 2014 from $8.3 million for the six months ended June 30, 2013. For the six months ended June 30, 2014, impairment expense was $1.4 million, abandonment expense was $2.0 million and dry hole costs were $0.1 million. Of the $1.4 million of impairment expense for the six months June 30, 2014, $1.1 million related to the West Tavaputs Divestiture based upon a true up of previously estimated fair value relative to carrying value and $0.3 million as a result of impairing unused oil and gas related equipment to fair value. For the six months ended June 30, 2013, abandonment expense was $7.3 million and dry hole costs were $1.0 million.

We are currently marketing certain non-core unevaluated oil and gas properties. Our marketing efforts may lead to an outright sale of these non-core properties or some other combination of partial sale and drilling obligations to us. While management believes the fair value of such properties exceeds the carrying value, the transaction value received from our marketing efforts regarding these properties may not be greater than or equal to the current carrying value of such properties. If this occurs, we may record a non-cash loss on sale or a non-cash impairment charge to earnings. This could have a material impact on the reported results of operations in the period in which any such loss on sale or impairment charge is taken.

Depreciation, Depletion and Amortization. DD&A decreased to $120.4 million for the six months ended June 30, 2014 compared with $142.7 million for the six months ended June 30, 2013. The decrease of $22.3 million was a result of the 33% decrease in production for the six months ended June 30, 2014 compared with the six months ended June 30, 2013, partially offset by an increase in the DD&A rate. The decrease in production accounted for a $47.4 million decrease in DD&A expense, while the overall increase in the DD&A rate accounted for $25.1 million of additional DD&A expense.

Under successful efforts accounting, depletion expense is calculated on a field-by-field basis based on geologic and reservoir delineation using the unit-of-production method. The capital expenditures for proved properties for each field compared to the proved reserves corresponding to each producing field determine a depletion rate for current production. For the six months ended June 30, 2014, the relationship of capital expenditures, proved reserves and production from certain producing fields yielded a depletion rate of $23.81 per Boe compared with $18.84 per Boe for the six months ended June 30, 2013. The increase in the DD&A rate during the six months ended June 30, 2014 compared with the six months ended June 30, 2013 was due to an increase in oil development, which has higher capital cost per Boe compared to natural gas development. Future depletion rates will be adjusted to reflect capital expenditures, proved reserve changes and well performance.

General and Administrative Expense. General and administrative expense, excluding non-cash stock-based compensation, decreased to $23.8 million for the six months ended June 30, 2014 from $25.2 million for the six months ended June 30, 2013. The decrease of $1.4 million was primarily the result of a 13% decrease in the number of employees as of June 30, 2014 compared to June 30, 2013. General and administrative expense, excluding non-cash stock-based compensation, is a non-GAAP measure. See Note 1 to the table on page 34 for a reconciliation and explanation. On a per Boe basis, general and administrative expense, excluding non-cash stock-based compensation, increased to $4.71 per Boe for the six months ended June 30, 2014 from $3.33 per Boe for the six months ended June 30, 2013, largely due to the 33% decrease in production as the result of the West Tavaputs Divestiture.

Non-cash charges for stock-based compensation for the six months ended June 30, 2014 and the six months ended June 30, 2013 were $6.1 million and $8.7 million, respectively. Non-cash stock-based compensation expense for each of the six months ended June 30, 2014 and 2013 related primarily to vesting of our stock option awards and nonvested shares of common stock issued to employees.

The components of non-cash stock-based compensation for the six months ended June 30, 2014 and 2013 are shown in the following table:

	Six Months Ended June 30,
	2014	2013
	(in thousands)
Stock options and nonvested equity shares of common stock	$5,680	$7,963
Shares issued for 401(k) plan	393	456
Shares issued for directors' fees	38	241
Total	$6,111	$8,660

Interest Expense. Interest expense decreased to $35.3 million for the six months ended June 30, 2014 from $49.3 million for the six months ended June 30, 2013. The decrease for the six months ended June 30, 2014 was primarily due to a lower weighted average interest rate as a result of the redemption of the 9.875% Senior Notes on July 15, 2013, and lower weighted average outstanding borrowings. Our weighted average interest rate for the six months ended June 30, 2014 was 6.7% compared to 8.2% for the six months ended June 30, 2013, and our weighted average outstanding borrowings for the six months ended June 30, 2014 were $1.0 billion compared with $1.2 billion for the six months ended June 30, 2013.

Commodity Derivative Gain (Loss). Commodity derivative gain (loss) changed to a loss of $71.9 million for the six months ended June 30, 2014 compared with a gain of $7.0 million for the six months ended June 30, 2013. Gains and losses on commodity derivatives will fluctuate from period to period based on changes in commodity futures pricing.

The table below summarizes our commodity derivative gains and losses that were recognized in the periods presented:

	Six Months Ended June 30,
	2014	2013
	(in thousands)
Realized gain (loss) on derivatives not designated as cash flow hedges (1)	$(18,526)	$6,226
Unrealized gain (loss) on derivatives not designated as cash flow hedges (1)	(53,404)	762
Total commodity derivative gain (loss)	$(71,930)	$6,988

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

Income Tax Benefit. Income tax benefit totaled $21.5 million for the six months ended June 30, 2014 compared to an income tax benefit of $10.8 million for the six months ended June 30, 2013, resulting in effective tax rates of 35.3% and 36.4%, respectively. For both the 2014 and 2013 periods, our effective tax rate differs from the federal statutory rate primarily as a result of recording stock-based compensation expense and other operating expenses that are not deductible for income tax purposes as well as the effect of state income taxes. The decrease in the effective tax rate is mainly a result of the relationship of these items to book income.

Capital Resources and Liquidity

Our primary sources of liquidity since our formation in January 2002 have been net cash provided by operating activities, sales and other issuances of equity and debt securities, notes and senior notes, bank credit facilities, proceeds from sale-leasebacks, joint exploration agreements and sales of interests in properties. Our primary use of capital has been for the development, exploration and acquisition of oil and natural gas properties. As we pursue profitable reserves and production growth, we continually monitor the capital resources, including issuance of equity and debt securities, available to us to meet our future financial obligations, planned capital expenditure activities and liquidity. Our future success in growing proved reserves and production will be highly dependent on capital resources available to us and our success in finding or acquiring additional reserves. We believe that we have sufficient liquidity available to us from cash flows from operations and under our Amended Credit Facility for our planned uses of capital.

At June 30, 2014, we had cash and cash equivalents of $55.8 million and a $250.0 million balance outstanding under our Amended Credit Facility. Our borrowing base is dependent on our proved reserves and hedge position and as of June 30, 2014 was $625.0 million. Our remaining borrowing capacity was further reduced by $26.0 million to $349.0 million as of June 30, 2014 due to an outstanding irrevocable letter of credit related to a firm transportation agreement.

Cash Flow from Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2014 and 2013 was $127.4 million and $123.0 million, respectively. The increase in net cash provided by operating activities was due to an increase in the changes in operating assets and liabilities and a decrease in cash operating expenses, offset by a decrease in production revenues and derivative settlements.

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

To mitigate some of the potential negative impact on cash flow caused by changes in oil, natural gas and NGL prices, we have entered into financial commodity swap contracts to receive fixed prices for a portion of our production revenues. At June 30, 2014, we had in place crude oil swaps covering portions of our 2014, 2015, 2016 and 2017 production, natural gas swaps covering portions of our 2014, 2015 and 2016 production and NGL swaps covering portions of our 2014 production.

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

All derivative instruments, other than those that meet the normal purchase and normal sales exception as mentioned above, are recorded at fair market value and are included in the Unaudited Consolidated Balance Sheets as assets or liabilities. All fair values are adjusted for non-performance risk. All changes in the derivative's fair value are recorded in earnings. These mark-to-market adjustments produce a degree of earnings volatility but have no cash flow impact relative to changes in market prices. Our cash flow is only impacted when the associated derivative instrument contract is settled by making a payment to or receiving a payment from the counterparty.

At June 30, 2014, the estimated fair value of all of our commodity derivative instruments was a net liability of $57.2 million, comprised of current and noncurrent liabilities. We will reclassify the appropriate cash flow hedge amounts from AOCI, related to hedges designated as cash flow hedges prior to January 1, 2012, to gains and losses included in oil, gas and NGL production revenues as the hedged production quantities are produced.

The table below summarizes the realized and unrealized gains and losses that we recognized related to our oil, natural gas and NGL derivative instruments for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Commodity derivative settlements on derivatives designated as cash flow hedges (1)	$382	$1,936	$538	$4,003
Realized gains (losses) on derivatives not designated as cash flow hedges (2)(3)	$(9,326)	$(227)	$(18,526)	$6,226
Unrealized gains (losses) on derivatives not designated as cash flow hedges (2)(3)	(37,449)	37,066	(53,404)	762
Total commodity derivative gain (loss)	$(46,775)	$36,839	$(71,930)	$6,988

(1)	Included in oil, gas and NGL production revenues in the Unaudited Consolidated Statements of Operations.

(2)	Included in commodity derivative gain (loss) in the Unaudited Consolidated Statements of Operations.

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

The following table summarizes all of our hedges in place as of June 30, 2014:

Contract	Total Hedged Volumes	Quantity Type	Weighted Average Fixed Price	Index Price (1)	Fair Market Value (in thousands)
Swap Contracts:
2014
Oil	1,950,400	Bbls	$93.93	WTI	$(18,000)
Natural gas	12,570,000	MMBtu	$3.95	NWPL	(6,177)
Natural gas liquids (2)	189,286	Bbls	$60.18	Mt. Belvieu	39
2015
Oil	4,077,500	Bbls	$90.13	WTI	(27,316)
Natural gas	7,300,000	MMBtu	$4.13	NWPL	286
2016
Oil	1,554,000	Bbls	$87.84	WTI	(5,699)
Natural gas	1,830,000	MMBtu	$4.10	NWPL	98
2017
Oil	182,500	Bbls	$86.35	WTI	(460)
Total					$(57,229)

(1)
NWPL refers to Northwest Pipeline Corporation price as quoted in Platt's Inside FERC on the first business day of each month. Mt. Belvieu refers to the average daily price as quoted by Oil Price Information Service ("OPIS") for Mont Belvieu spot gas liquid prices. WTI refers to West Texas Intermediate price as quoted on the New York Mercantile Exchange ("NYMEX").

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

It is our policy to enter into derivative contracts with counterparties that are lenders in the Amended Credit Facility, affiliates of lenders in the Amended Credit Facility or potential lenders in the Amended Credit Facility. Our derivative contracts are documented using an industry standard contract known as a Schedule to the Master Agreement and International Swaps and

Derivative Association, Inc. ("ISDA") Master Agreement or other contracts. Typical terms for these contracts include credit support requirements, cross default provisions, termination events and set-off provisions. We are not required to provide any credit support to our counterparties other than cross collateralization with the properties securing the Amended Credit Facility. We have set-off provisions in our derivative contracts with lenders under our Amended Credit Facility which, in the event of a counterparty default, allow us to set-off amounts owed to the defaulting counterparty under the Amended Credit Facility or other obligations against monies owed us under derivative contracts. Where the counterparty is not a lender under the Amended Credit Facility, we may not be able to set-off amounts owed by us under the Amended Credit Facility, even if such counterparty is an affiliate of a lender under such facility.

Capital Expenditures

Our capital expenditures are summarized in the following tables for the periods indicated:

	Six Months Ended June 30,
Basin/Area	2014	2013
	(in millions)
Piceance	$—	$4.3
Uinta Oil Program	74.0	132.2
DJ	180.3	55.7
Powder Deep Oil Program	18.8	39.7
Other	—	5.4
Total	$273.1	$237.3

	Six Months Ended June 30,
	2014	2013
	(in millions)
Acquisitions of proved and unproved properties and other real estate	$6.5	$7.5
Drilling, development, exploration and exploitation of oil and natural gas properties (1)	264.9	228.8
Geologic and geophysical costs	0.5	0.2
Furniture, fixtures and equipment	1.2	0.8
Total	$273.1	$237.3

(1)	Includes related gathering and facilities costs.

Our current estimated capital expenditure budget in 2014 is $500.0 million to $550.0 million, with all drilling activities targeting oil. The budget includes facilities costs and excludes material acquisitions. We may adjust capital expenditures throughout the year as business conditions and operating results warrant. We believe that we have sufficient available liquidity with available cash under the Amended Credit Facility and cash flow from operations to fund our 2014 budgeted capital expenditures. Future cash flows are subject to a number of variables, including our level of oil, natural gas and NGL production, commodity prices and operating costs. There can be no assurance that operations and other capital resources will provide sufficient amounts of cash flow to maintain planned levels of capital expenditures.

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

Financing Activities

Amended Credit Facility

Our Amended Credit Facility has a maturity date of October 31, 2016, and current commitments and borrowing base of $625.0 million. As of June 30, 2014, we had $250.0 million outstanding under the Amended Credit Facility. As credit support for future payment under a contractual obligation, a $26.0 million letter of credit was issued under the Amended Credit Facility, which reduced the available borrowing capacity of the Amended Credit Facility as of June 30, 2014 to $349.0 million.

Interest rates are LIBOR plus applicable margins of 1.5% to 2.5% or ABR plus 0.5% to 1.5% and the commitment fee is between 0.375% to 0.5% based on borrowing base utilization. The average annual interest rates incurred on the Amended Credit Facility was 1.9% and 1.7% for the three months ended June 30, 2014 and 2013, and 1.8% and 1.7% for the six months ended June 30, 2014 and 2013, respectively.

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

The Convertible Notes bear interest at a rate of 5% per annum, payable semi-annually in arrears on March 15 and September 15 of each year. Holders of the remaining Convertible Notes may require us to purchase all or a portion of their Convertible Notes for cash on each of March 20, 2015, March 20, 2018 and March 20, 2023 at a purchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest, if any, up to but excluding the applicable purchase date. We have the right with at least 30 days' notice to call the Convertible Notes.

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

Lease Financing Obligation Due 2020

In July, 2012, we entered into a lease financing arrangement with Bank of America Leasing & Capital, LLC as the lead bank (the "Lease Financing Obligation") whereby we received $100.8 million through the sale and subsequent leaseback of existing compressors and related facilities owned by us. The Lease Financing Obligation expires on August 10, 2020, and we have the option to purchase the equipment at the end of the lease term for the then current fair market value. The Lease Financing Obligation also contains an early buyout option where we may purchase the equipment for $36.6 million on February 10, 2019. The lease payments related to the equipment are recognized as principal and interest expense based on a weighted average implicit interest rate of 3.3%. As part of the West Tavaputs Divestiture, the purchaser assumed approximately 51% of the lease financing obligation, including the early buyout option, related to West Tavaputs equipment.

Our outstanding debt is summarized below:

		As of June 30, 2014			As of December 31, 2013
	Maturity Date	Principal	Unamortized Discount	Carrying Amount	Principal	Unamortized Discount	Carrying Amount
		(in thousands)
Amended Credit Facility (1)	October 31, 2016	$250,000	$—	$250,000	$115,000	$—	$115,000
Convertible Notes (2)	March 15, 2028 (3)	25,344	—	25,344	25,344	—	25,344
7.625% Senior Notes (4)	October 1, 2019	400,000	—	400,000	400,000	—	400,000
7.0% Senior Notes (5)	October 15, 2022	400,000	—	400,000	400,000	—	400,000
Lease Financing Obligation (6)	August 10, 2020	41,044	—	41,044	43,329	—	43,329
Total Debt		$1,116,388	$—	$1,116,388	$983,673	$—	$983,673
Less: Current Portion of Long-Term Debt		4,685	—	4,685	4,591	—	4,591
Total Long-Term Debt		$1,111,703	$—	$1,111,703	$979,082	$—	$979,082

(1)	The recorded value of the Amended Credit Facility approximates its fair value due to its floating rate structure.

(2)
The aggregate estimated fair value of the Convertible Notes was approximately $25.3 million and $25.1 million as of June 30, 2014 and December 31, 2013, respectively, based on reported market trades of these instruments.

(3)
We have the right at any time with at least 30 days' notice to call the Convertible Notes, and the holders have the right to require us to purchase the notes on each of March 20, 2015, March 20, 2018 and March 20, 2023.

(4)
The aggregate estimated fair value of the 7.625% Senior Notes was approximately $430.1 million and $430.2 million as of June 30, 2014 and December 31, 2013, respectively, based on reported market trades of these instruments.

(5)
The aggregate estimated fair value of the 7.0% Senior Notes was approximately $424.0 million and $417.0 million as of June 30, 2014 and December 31, 2013, respectively, based on reported market trades of these instruments.

(6)
The aggregate estimated fair value of the Lease Financing Obligation was approximately $39.4 million and $41.7 million as of June 30, 2014 and December 31, 2013, respectively. Because there is no active, public market for the Lease Financing Obligation, the aggregate estimated fair value was based on market-based parameters of comparable term secured financing instruments.

Credit Ratings. Our credit risk is evaluated by two independent rating agencies based on publicly available information and information obtained during our ongoing discussions with the rating agencies. Moody's Investor Services and Standard & Poor's Rating Services currently rate our 7.625% Senior Notes and 7.0% Senior Notes and have assigned a credit rating. We do not have any provisions that are linked to our credit ratings, nor do we have any credit rating triggers that would accelerate the maturity of amounts due under our Amended Credit Facility, Convertible Notes, 7.625% Senior Notes or the 7.0% Senior

Notes. However, our ability to raise funds and the costs of any financing activities will be affected by our credit rating at the time any such financing activities are conducted.

Contractual Obligations. A summary of our contractual obligations as of and subsequent to June 30, 2014 is provided in the following table:

	Payments Due By Year
	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter	Total
	Twelve Months Ended June 30, 2015	Twelve Months Ended June 30, 2016	Twelve Months Ended June 30, 2017	Twelve Months Ended June 30, 2018	Twelve Months Ended June 30, 2019	After June 30, 2019
	(in thousands)
Notes payable (1)	$553	$553	$250,553	$54	$—	$—	$251,713
7.625% Senior Notes (2)	30,500	30,500	30,500	30,500	30,500	407,625	560,125
7.0% Senior Notes (3)	28,000	28,000	28,000	28,000	28,000	492,167	632,167
Convertible Notes (4)	26,590	—	—	—	—	—	26,590
Lease Financing Obligation (5)	5,979	5,979	5,979	5,979	21,771	—	45,687
Purchase commitments (6)(7)	—	1,695	—	—	—	—	1,695
Office and office equipment leases and other (8)(9)	3,577	9,690	2,588	2,533	1,899	—	20,287
Firm transportation and processing agreements (7)(10)	36,679	36,173	34,332	33,256	32,935	47,481	220,856
Asset retirement obligations (11)	6,168	410	507	384	419	38,723	46,611
Derivative liability (12)	41,379	13,643	2,007	200	—	—	57,229
Total	$179,425	$126,643	$354,466	$100,906	$115,524	$985,996	$1,862,960

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

(4)
On March 12, 2008, we issued $172.5 million aggregate principal amount of Convertible Notes. On March 20, 2012 approximately 85% of the outstanding Convertible Notes, representing $147.2 million of the then outstanding principal amount, were put to us. We settled the notes in cash and recognized a gain on extinguishment of $1.6 million after completing a fair value analysis of the consideration transferred to holders of the Convertible Notes. After the redemption in March 2012, $25.3 million principal amount of the Convertible Notes is currently outstanding. We are obligated to make semi-annual interest payments on the Convertible Notes until either we call the remaining Convertible Notes or the holders put the Convertible Notes to us.

(5)	The Lease Financing Obligation is calculated based on the aggregate undiscounted minimum future lease payments, which include both an interest and principal component.

(6)
We have one take-or-pay carbon dioxide purchasing agreement that expires in December 2015. The agreement imposes a minimum volume commitment to purchase CO2 at a contracted price. The contract provides CO2 used in fracture stimulation operations. If we do not take delivery of the minimum volume required, we are obligated to pay for the deficiency. As of June 30, 2014, $1.7 million of the future commitment is due by December 31, 2015.

(7)
The values in the table represent the gross amounts that we are financially committed to pay. However, we will record in our financial statements our proportionate share based on our working interest and net revenue interest, which will vary from property to property.

(8)	The lease for our principal office in Denver extends through March 2019.

(9)
We have entered into a purchase, sale and exploration agreement which includes a drilling carry in the amount of $8.5 million related to acreage in the Powder River Basin. As of June 30, 2014, we have satisfied $1.7 million of this agreement. If we do not satisfy the carry amount by October 1, 2015, the remaining balance must be remitted.

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

(11)
Neither the ultimate settlement amounts nor the timing of our asset retirement obligations can be precisely determined in advance. See "Critical Accounting Policies and Estimates" in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013 for a more detailed discussion of the nature of the accounting estimates involved in estimating asset retirement obligations.

(12)
Derivative liability represents the net fair value for oil, gas and NGL commodity derivatives presented as liabilities in our Unaudited Consolidated Balance Sheets as of June 30, 2014. The ultimate settlement amounts of our derivative liabilities are unknown because they are subject to continuing market fluctuations. See "Critical Accounting Policies and Estimates" in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013 and in "Commodity Hedging Activities" above in this Quarterly Report on Form 10-Q for a more detailed discussion of the nature of the accounting estimates involved in valuing derivative instruments.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The primary objective of the following information is to provide forward-looking quantitative and qualitative information about our potential exposure to market risks. The term "market risk" refers to the risk of loss arising from adverse changes in oil, natural gas and NGL prices and interest rates. The disclosures are not meant to be precise indicators of expected future losses, but rather indicators of reasonably possible losses. This forward-looking information provides indicators of how we view and manage our ongoing market risk exposures. All of our market risk sensitive instruments were entered into for purposes other than speculative trading.

Commodity Price Risk

Our primary market risk exposure is in the prices we receive for our production. Commodity pricing is primarily driven by the prevailing worldwide price for crude oil and spot regional market prices applicable to our U.S. oil and natural gas production. Pricing for oil, natural gas and NGLs has been volatile and unpredictable for several years, and we expect this volatility to continue in the future. The prices we receive for future production depend on many factors outside of our control, including volatility in the differences between product prices at sales points and the applicable index price. Based on our average daily production and our derivative contracts in place for the six months ended June 30, 2014, our annual revenues would have decreased by approximately $0.2 million for each $1.00 per barrel decrease in crude oil prices, $0.1 million for each $0.10 decrease per MMBtu in natural gas prices and $0.7 million for each $1.00 per barrel decrease in NGL prices.

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

As of July 18, 2014, we have financial derivative instruments related to oil, natural gas and NGL volumes in place for the following periods indicated. Further detail of these hedges is summarized in the table presented under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations— Capital Resources and Liquidity— Commodity Hedging Activities."

	July – December 2014	For the year 2015	For the year 2016	For the year 2017
Oil (Bbls)	1,950,400	4,077,500	1,554,000	182,500
Natural Gas (MMbtu)	12,570,000	7,300,000	1,830,000	—
Natural Gas Liquids (Bbls)	189,286	—	—	—

Interest Rate Risks

At June 30, 2014, we had $250.0 million outstanding under our Amended Credit Facility, which bears interest at floating rates. The average annual interest rate incurred on this debt for the six months ended June 30, 2014 was 1.8%. A 1.0% increase in each of the average LIBOR rate and federal funds rate for the six months ended June 30, 2014 would have resulted in an estimated $0.9 million increase in interest expense assuming a similar average debt level to the six months ended June 30, 2014. The average annual interest rate incurred on this debt for the six months ended June 30, 2013 was 1.7%.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. As of June 30, 2014, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of June 30, 2014.

Changes in Internal Controls. There has been no change in our internal control over financial reporting during the second fiscal quarter of 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Other than as set forth below, as of the date of this filing, there have been no material changes or updates to the risk factors previously disclosed in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2013. An investment in our securities involves various risks. When considering an investment in our Company, you should carefully consider all of the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2013 and subsequent reports filed with the SEC. These risks and uncertainties are not the only ones facing us, and there may be additional matters that we are unaware of or that we currently consider immaterial. All of these could adversely affect our business, financial condition, results of operations and cash flows and, thus, the value of an investment in our Company.

Proposed Colorado ballot initiatives relating to oil and gas well setbacks and environmental regulation by local governments, if placed on the November 2014 ballot and passed by voters, could negatively impact our business.

Several statewide ballot initiatives have been proposed that would restrict or limit oil and natural gas development in Colorado, including initiatives to amend the Colorado constitution (i) to impose a 2,000 foot statewide drilling setback from occupied structures, unless a waiver is obtained from the landowner, and (ii) to establish an environmental bill of rights, including granting local governments the authority to enact environmental regulations that are more restrictive than those adopted by the state government. Proponents of these initiatives must submit a sufficient number of signatures by August 4, 2014 for these initiatives to be placed on the November 2014 ballot. If passed, the first initiative could limit or delay our access to certain surface locations necessary for our oil and natural gas development projects or even foreclose development in certain areas where alternative locations cannot be acquired. If passed, the second initiative could increase our operating expenses or set standards so limiting as to prohibit our oil and natural gas development in the local jurisdictions that enact more restrictive environmental regulations. As a result, the passage and enactment of these initiatives could negatively impact our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Securities

There were no sales of unregistered equity securities during the period covered by this report.

Issuer Purchases of Equity Securities

The following table contains information about our acquisitions of equity securities during the three months ended June 30, 2014:

Period	Total Number of Shares (1)	Weighted Average Price Paid Per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1 – 30, 2014	1,258	$24.41	—	—
May 1 – 31, 2014	2,627	25.63	—	—
June 1 – 30, 2014	210	27.75	—	—
Total	4,095	$25.36	—	—

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

3.1	Restated Certificate of Incorporation of Bill Barrett Corporation. [Incorporated by reference to Appendix A to our Definitive Proxy Statement filed with the Commission on April 4, 2012.]

Exhibit Number	Description of Exhibits
3.2	Bylaws of Bill Barrett Corporation. [Incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K filed with the Commission on May 15, 2012.]

4.1(a)	Specimen Certificate of Common Stock. [Incorporated by reference to Exhibit 4.1 of Amendment No. 1 to our Registration Statement on Form 8-A filed with the Commission on December 20, 2004.]

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

4.3(c)
Fourth Supplemental Indenture for the Company's 7% Senior Notes due 2022, dated March 12, 2012, among the Company, the Subsidiary Guarantors and the Trustee. [Incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed with the Commission on March 12, 2012.]

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

Exhibit Number	Description of Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1*	Section 1350 Certification of Chief Executive Officer.

32.2*	Section 1350 Certification of Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BILL BARRETT CORPORATION

Date:	July 31, 2014	By:	/s/ R. Scot Woodall
R. Scot Woodall
Chief Executive Officer and President
(Principal Executive Officer)

Date:	July 31, 2014	By:	/s/ Robert W. Howard
Robert W. Howard
Chief Financial Officer
(Principal Financial Officer)