Form 10-Q
period 2015-03-31
BILL BARRETT CORP
filed 2015-05-08
CIK 1172139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

There were 50,038,500 shares of $0.001 par value common stock outstanding on April 24, 2015.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

BILL BARRETT CORPORATION

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2015	December 31, 2014
	(in thousands, except share data)
Assets:
Current assets:
Cash and cash equivalents	$33,772	$165,904
Short-term investments	114,918	—
Accounts receivable, net of allowance for doubtful accounts	55,474	112,209
Derivative assets	137,787	145,226
Prepayments and other current assets	3,932	2,766
Total current assets	345,883	426,105
Property and equipment - at cost, successful efforts method for oil and gas properties:
Proved oil and gas properties	2,101,105	2,009,292
Unproved oil and gas properties, excluded from amortization	155,792	148,834
Oil and gas properties held for sale, net of amortization and impairment	—	9,234
Furniture, equipment and other	40,572	39,963
	2,297,469	2,207,323
Accumulated depreciation, depletion, amortization and impairment	(507,137)	(454,202)
Total property and equipment, net	1,790,332	1,753,121
Derivative assets	45,251	49,750
Deferred financing costs and other noncurrent assets	14,635	15,508
Total	$2,196,101	$2,244,484
Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable and accrued liabilities	$122,200	$126,252
Amounts payable to oil and gas property owners	26,025	19,187
Production taxes payable	30,961	38,060
Deferred income taxes	52,603	55,418
Current portion of long-term debt	1,008	25,770
Total current liabilities	232,797	264,687
Long-term debt	803,113	803,222
Asset retirement obligations	21,606	21,592
Liabilities associated with assets held for sale	—	146
Deferred income taxes	117,320	122,350
Derivatives and other noncurrent liabilities	3,232	2,999
Stockholders' equity:
Common stock, $0.001 par value; authorized 150,000,000 shares; 50,040,460 and 49,526,637 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively, with 1,755,808 and 1,407,141 shares subject to restrictions, respectively	48	48
Additional paid-in capital	913,895	913,619
Retained earnings	104,090	115,821
Treasury stock, at cost: zero shares at March 31, 2015 and December 31, 2014, respectively	—	—
Total stockholders' equity	1,018,033	1,029,488
Total	$2,196,101	$2,244,484
See notes to Unaudited Consolidated Financial Statements.

BILL BARRETT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2015	2014
	(in thousands, except share and per share data)
Operating and Other Revenues:
Oil, gas and NGL production	$48,486	$127,169
Other	548	519
Total operating and other revenues	49,034	127,688
Operating Expenses:
Lease operating expense	13,791	16,164
Gathering, transportation and processing expense	942	11,704
Production tax expense	2,534	7,624
Exploration expense	33	303
Impairment, dry hole costs and abandonment expense	1,255	1,761
Gain on divestitures	(38)	—
Depreciation, depletion and amortization	52,254	55,508
Unused commitments	4,388	—
General and administrative expense	13,329	15,407
Total operating expenses	88,488	108,471
Operating Income (Loss)	(39,454)	19,217
Other Income and Expense:
Interest and other income	275	375
Interest expense	(16,430)	(17,431)
Commodity derivative gain (loss)	34,438	(25,155)
Gain on extinguishment of debt	2,567	—
Total other income and expense	20,850	(42,211)
Loss before Income Taxes	(18,604)	(22,994)
Benefit from Income Taxes	(6,873)	(10,245)
Net Loss	$(11,731)	$(12,749)
Net Loss Per Common Share, Basic	$(0.24)	$(0.27)
Net Loss Per Common Share, Diluted	$(0.24)	$(0.27)
Weighted Average Common Shares Outstanding, Basic	48,198,948	47,890,224
Weighted Average Common Shares Outstanding, Diluted	48,198,948	47,890,224
See notes to Unaudited Consolidated Financial Statements.

BILL BARRETT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Net Loss	$(11,731)	$(12,749)
Other Comprehensive Loss, net of tax:
Effect of derivative financial instruments	—	(97)
Other comprehensive loss	—	(97)
Comprehensive Loss	$(11,731)	$(12,846)
See notes to Unaudited Consolidated Financial Statements.

BILL BARRETT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Operating Activities:
Net Loss	$(11,731)	$(12,749)
Adjustments to reconcile to net cash provided by operations:
Depreciation, depletion and amortization	52,254	55,508
Deferred income tax benefit	(6,873)	(10,245)
Impairment, dry hole costs and abandonment expense	1,255	1,761
Total commodity derivative (gain) loss	(34,438)	25,155
Settlements of commodity derivatives	46,375	(9,200)
Stock compensation and other non-cash charges	2,743	3,692
Amortization of debt discounts and deferred financing costs	1,067	1,067
Gain on extinguishment of debt	(2,567)	—
Gain on sale of properties	(38)	—
Change in operating assets and liabilities:
Accounts receivable	9,064	5,530
Prepayments and other assets	(1,364)	408
Accounts payable, accrued and other liabilities	(1,661)	6,134
Amounts payable to oil and gas property owners	6,838	9,401
Production taxes payable	(7,099)	(1,268)
Net cash provided by operating activities	53,825	75,194
Investing Activities:
Additions to oil and gas properties, including acquisitions	(111,009)	(128,938)
Additions of furniture, equipment and other	(609)	(274)
Proceeds from sale of properties and other investing activities	66,415	(388)
Cash paid for short-term investments	(114,883)	—
Net cash used in investing activities	(160,086)	(129,600)
Financing Activities:
Proceeds from debt	—	65,000
Principal payments on debt	(24,871)	(1,137)
Proceeds from stock option exercises	—	126
Deferred financing costs and other	(1,000)	(1,946)
Net cash provided by (used in) financing activities	(25,871)	62,043
Increase (Decrease) in Cash and Cash Equivalents	(132,132)	7,637
Beginning Cash and Cash Equivalents	165,904	54,595
Ending Cash and Cash Equivalents	$33,772	$62,232
See notes to Unaudited Consolidated Financial Statements.

BILL BARRETT CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)
(In thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance at December 31, 2013	$48	$904,261	$100,740	$—	$669	$1,005,718
Exercise of options, restricted stock activity and shares exchanged for exercise and tax withholding	—	126	—	(2,684)	—	(2,558)
Stock-based compensation	—	11,916	—	—	—	11,916
Retirement of treasury stock	—	(2,684)	—	2,684	—	—
Net Income	—	—	15,081	—	—	15,081
Effect of derivative financial instruments, net of $410 of taxes	—	—	—	—	(669)	(669)
Balance at December 31, 2014	$48	$913,619	$115,821	$—	$—	$1,029,488
Exercise of options, restricted stock activity and shares exchanged for exercise and tax withholding	—	—	—	(975)	—	(975)
Stock-based compensation	—	2,847	—	—	—	2,847
Retirement of treasury stock	—	(975)	—	975	—	—
Settlement of convertible notes	—	(1,596)	—	—	—	(1,596)
Net loss	—	—	(11,731)	—	—	(11,731)
Balance at March 31, 2015	$48	$913,895	$104,090	$—	$—	$1,018,033
See notes to Unaudited Consolidated Financial Statements.

BILL BARRETT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

March 31, 2015

1. Organization

Bill Barrett Corporation, a Delaware corporation, together with its wholly-owned subsidiaries (collectively, the "Company"), is an independent oil and gas company engaged in the exploration, development and production of crude oil, natural gas and natural gas liquids ("NGLs"). Since its inception in January 2002, the Company has conducted its activities principally in the Rocky Mountain region of the United States.

2. Summary of Significant Accounting Policies

Basis of Presentation. The accompanying Unaudited Consolidated Financial Statements include the accounts of the Company. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal recurring accruals and adjustments) necessary to present fairly, in all material respects, the Company's interim results. However, operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year. The Company's Annual Report on Form 10-K includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this Quarterly Report on Form 10-Q. Except as disclosed herein, there have been no material changes to the information disclosed in the notes to the consolidated financial statements included in the Company's 2014 Annual Report on Form 10-K.

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

Areas requiring the use of assumptions, judgments and estimates relate to volumes of oil, natural gas and NGL reserves used in calculating depreciation, depletion and amortization ("DD&A"), the amount of expected future cash flows used in determining possible impairments of oil and gas properties and the amount of future capital costs used in these calculations. Assumptions, judgments and estimates also are required in determining asset retirement obligations, the timing of dry hole costs, impairments of undeveloped properties, valuing deferred tax assets and estimating fair values of derivative instruments and stock-based compensation awards.

Short-term investments. Short-term investments have maturities of more than three months and less than one year. The Company's held-to-maturity securities have a carrying value of $114.9 million, which approximates fair value, as of March 31, 2015, and all have maturity dates of less than one year.

Accounts Receivable. Accounts receivable is comprised of the following:

	As of March 31, 2015	As of December 31, 2014
	(in thousands)
Accrued oil, gas and NGL sales	$35,383	$35,099
Due from joint interest owners	16,910	27,937
Other	3,195	49,187
Allowance for doubtful accounts	(14)	(14)
Total accounts receivable	$55,474	$112,209

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

The following table sets forth the net capitalized costs and associated accumulated DD&A and non-cash impairments relating to the Company's oil, natural gas and NGL producing activities:

	As of March 31, 2015	As of December 31, 2014
	(in thousands)
Proved properties	$403,052	$390,482
Wells and related equipment and facilities	1,616,089	1,537,370
Support equipment and facilities	72,657	68,371
Materials and supplies	9,307	13,069
Total proved oil and gas properties	$2,101,105	$2,009,292
Unproved properties	64,327	78,898
Wells and facilities in progress	91,465	69,936
Total unproved oil and gas properties, excluded from amortization	155,792	148,834
Assets held for sale	—	9,234
Accumulated depreciation, depletion, amortization and impairment	(480,055)	(427,954)
Total oil and gas properties, net	$1,776,842	$1,739,406

All exploratory wells are evaluated for economic viability within one year of well completion. Exploratory wells that discover potentially economic reserves in areas where a major capital expenditure would be required before production could begin, and where the economic viability of that major capital expenditure depends upon the successful completion of further exploratory work in the area, remain capitalized if the well finds a sufficient quantity of reserves to justify its completion as a producing well and the Company is making sufficient progress assessing the reserves and the economic and operating viability of the project. As of March 31, 2015 and December 31, 2014, there were no exploratory well costs that had been capitalized for a period greater than one year since the completion of drilling.

The Company reviews proved oil and gas properties on a field-by-field basis for impairment on a quarterly basis or whenever events and circumstances indicate that a decline in the recoverability of their carrying value may have occurred. The Company estimates the expected undiscounted future cash flows of its oil and gas properties based on the Company's best estimate of future production, commodity pricing, gathering and transportation deducts, production tax rates, lease operating expenses and future development costs. The Company compares such undiscounted future cash flows to the carrying amount of the oil and gas properties to determine if the carrying amount is recoverable. If the carrying value of a property exceeds the undiscounted future cash flows, the Company will impair the carrying value to fair value based on an analysis of quantitative and qualitative factors existing as of the balance sheet date. The Company has no guarantee that the undiscounted future cash flows analysis of its proved property represents the applicable market value. The factors used to determine fair value include, but are not limited to, recent sales prices of comparable properties, the present value of future revenues, net of estimated operating and development costs using estimates of reserves, future commodity pricing, future production estimates, anticipated capital expenditures and various discount rates commensurate with the risk and current market conditions associated with realizing the projected cash flows.

The Company recognized non-cash impairment charges, which were included within impairment, dry hole costs and abandonment expense in the Unaudited Consolidated Statements of Operations, as follows:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Non-cash impairment of proved oil and gas properties	$—	$1,038	(1)
Non-cash impairment of unproved oil and gas properties	58	—
Dry hole costs	15	106
Abandonment expense and lease expirations	1,182	617
Total non-cash impairment, dry hole costs and abandonment expense	$1,255	$1,761

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

Accounts Payable and Accrued Liabilities. Accounts payable and accrued liabilities are comprised of the following:

	As of March 31, 2015	As of December 31, 2014
	(in thousands)
Accrued drilling, completion and facility costs	$72,968	$68,124
Accrued lease operating, gathering, transportation and processing expenses	10,786	12,526
Accrued general and administrative expenses	3,974	8,482
Accrued interest payable	28,524	14,284
Accrued payables for property sales	—	16,296
Trade payables and other	5,948	6,540
Total accounts payable and accrued liabilities	$122,200	$126,252

Environmental Liabilities. Environmental expenditures that relate to an existing condition caused by past operations and that do not contribute to current or future revenue generation are expensed. Environmental liabilities are accrued when environmental assessments and/or clean-ups are probable, and the costs can be reasonably estimated.

Revenue Recognition. Oil, gas and NGL revenues are recognized when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred and title has transferred, and collectability of the revenue is reasonably assured. The Company uses the sales method to account for gas and NGL imbalances. Under this method, revenues are recorded on the basis of gas and NGLs actually sold by the Company. In addition, the Company records revenues for its share of gas and NGLs sold by other owners that cannot be volumetrically balanced in the future due to insufficient remaining reserves. The Company also reduces revenues for other owners' volumetric share of gas and NGLs sold by the Company that cannot be volumetrically balanced in the future due to insufficient remaining reserves. The Company's remaining over- and under-produced gas and NGLs balancing positions are taken into account in determining the Company's proved oil, gas and NGL reserves. Imbalances at March 31, 2015 and 2014 were not material.

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

The Company accounts for uncertainty in income taxes for tax positions taken or expected to be taken in a tax return. Only tax positions that meet the more-likely-than-not recognition threshold are recognized. The Company currently does not have any uncertain tax positions recorded as of March 31, 2015.

Earnings/Loss Per Share. Basic net income (loss) per common share is calculated by dividing net income (loss) attributable to common stock by the weighted average number of common shares outstanding during each period. Diluted net income per common share is calculated by dividing net income attributable to common stock by the weighted average number of common shares outstanding and other dilutive securities. Potentially dilutive securities for the diluted net income per common share calculations consist of nonvested equity shares of common stock, in-the-money outstanding stock options to purchase the Company's common stock and shares into which the Convertible Notes are convertible. No potential common shares are included in the computation of any diluted per share amount when a net loss exists, as was the case for the three months ended March 31, 2015 and 2014.

The following table sets forth the calculation of basic and diluted loss per share:

	Three Months Ended March 31,
	2015	2014
	(in thousands, except per share amounts)
Net loss	$(11,731)	$(12,749)
Basic weighted-average common shares outstanding in period	48,199	47,890
Add dilutive effects of stock options and nonvested equity shares of common stock	—	—
Diluted weighted-average common shares outstanding in period	48,199	47,890
Basic net loss per common share	$(0.24)	$(0.27)
Diluted net loss per common share	$(0.24)	$(0.27)

New Accounting Pronouncements. In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-03, Simplifying the Presentation of Debt Issuance Costs. The objective of this update is to require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for the annual periods beginning after December 15, 2015, and for interim periods within that annual period. The adoption of the pronouncement will not have a significant impact on the Company’s disclosures and financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The objective of this update is to clarify the principles for recognizing revenue and to develop a common revenue standard. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The adoption of the pronouncement will not have a significant impact on the Company’s disclosures and financial statements.

3. Supplemental Disclosures of Cash Flow Information

Supplemental cash flow information is as follows:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Cash paid for interest	$1,105	$2,164
Cash paid for income taxes	1,050	—
Supplemental disclosures of non-cash investing and financing activities:
Accrued liabilities - oil and gas properties	74,984	80,356
Change in asset retirement obligations, net of disposals	(525)	842
Retirement of treasury stock	(975)	(1,946)

4. Divestitures

During the year ended December 31, 2014, the Company completed the sale or exchange of the majority of its Powder River Basin assets (the "Powder River Oil Divestiture") in four separate transactions with effective dates of April 1, 2014 and closing dates during the three months ended September 30, 2014. The sale resulted in net cash proceeds of $31.8 million, after final closing adjustments. Three transactions involved the cumulative sale of 17,497 net mineral acres. The fourth transaction involved an exchange of 29,015 net mineral acres in the Powder River Basin for 7,856 net mineral acres within the southern block of the Company’s operated Northeast Wattenberg area of the Denver-Julesburg Basin, valued at $69.1 million. Assets sold or exchanged as part of the overall Powder River Oil Divestiture included $86.2 million in proved and $40.6 million in unproved oil and gas properties, net of accumulated depreciation, depletion, amortization and impairment of $33.1 million and $1.3 million in asset retirement obligations. A loss on sale of $24.5 million related to these transactions is included within operating expenses in the Consolidated Statements of Operations for the year ended December 31, 2014 and a loss of $0.1 million is included within operating expenses in the Unaudited Consolidated Statements of Operations for the three months ended March 31, 2015 due to post-close adjustments.

During the three months ended March 31, 2015, the Company sold its remaining Powder River Basin assets, which included 19,492 net mineral acres. The Company received $9.8 million in cash proceeds, after initial closing estimates. These assets were classified as held for sale in the Consolidated Balance Sheet as of December 31, 2014. Upon the classification as held for sale, the assets were analyzed relative to their fair market values. The Company recognized proved and unproved property impairment of $14.8 million and $6.4 million, respectively, during the year ended December 31, 2014. The divestiture proceeds are subject to various purchase price adjustments incurred in the normal course of business and will be finalized in 2015.

On September 30, 2014, the Company completed the sale of its Gibson Gulch natural gas program in the Piceance Basin (the "Piceance Divestiture") with an effective date of July 1, 2014. The Company received $498.8 million in cash proceeds, after final closing adjustments. In addition to the cash proceeds, the Company recognized non-cash proceeds of $22.4 million related to the relief of the Company's asset retirement obligation and $36.1 million related to relief from the Company's lease financing obligation described in Note 5 (the "Lease Financing Obligation"). A loss on sale of $79.5 million related to this transaction is included within operating expenses in the Consolidated Statements of Operations for the year ended December 31, 2014 and a gain of $0.1 million is included within operating expenses in the Unaudited Consolidated Statements of Operations for the three months ended March 31, 2015 due to post-close adjustments.

5. Long-Term Debt

The Company's outstanding debt is summarized below:

		As of March 31, 2015			As of December 31, 2014
	Maturity Date	Principal	Unamortized Discount	Carrying Amount	Principal	Unamortized Discount	Carrying Amount
		(in thousands)
Amended Credit Facility	April 9, 2020	$—	$—	$—	$—	$—	$—
Convertible Notes (1)	March 15, 2028 (2)	579	—	579	25,344	—	25,344
7.625% Senior Notes (3)	October 1, 2019	400,000	—	400,000	400,000	—	400,000
7.0% Senior Notes (4)	October 15, 2022	400,000	—	400,000	400,000	—	400,000
Lease Financing Obligation (5)	August 10, 2020	3,542	—	3,542	3,648	—	3,648
Total Debt		$804,121	$—	$804,121	$828,992	$—	$828,992
Less: Current Portion of Long-Term Debt (6)		1,008	—	1,008	25,770	—	25,770
Total Long-Term Debt		$803,113	$—	$803,113	$803,222	$—	$803,222

(1)
The aggregate estimated fair value of the Convertible Notes was approximately $0.6 million and $25.1 million as of March 31, 2015 and December 31, 2014, respectively, based on reported market trades of these instruments. On March 20, 2015, the holders put 98% of the Notes to the Company, leaving $0.6 million principal amount remaining as of March 31, 2015.

(2)
The Company has the right at any time, with at least 30 days' notice, to call the Convertible Notes, and the holders have the right to require the Company to purchase the notes on each of March 20, 2018 and March 20, 2023.

(3)
The aggregate estimated fair value of the 7.625% Senior Notes was approximately $391.5 million and $359.8 million as of March 31, 2015 and December 31, 2014, respectively, based on reported market trades of these instruments.

(4)
The aggregate estimated fair value of the 7.0% Senior Notes was approximately $351.0 million and $366.0 million as of March 31, 2015 and December 31, 2014, respectively, based on reported market trades of these instruments.

(5)
The aggregate estimated fair value of the Lease Financing Obligation was approximately $3.4 million as of March 31, 2015 and $3.5 million as of December 31, 2014. Because there is no active, public market for the Lease Financing Obligation, the aggregate estimated fair value was based on market-based parameters of comparable term secured financing instruments.

(6)	The current portion of the long-term debt as of March 31, 2015 and December 31, 2014 includes the current portion of the Lease Financing Obligation and the principal amount of the Convertible Notes.

Amended Credit Facility

On April 9, 2015, the Company entered into a Third Amendment to the Third Amended and Restated Credit Agreement dated March 16, 2010. The Third Amendment amended the definition of "Maturity Date" in the credit agreement to mean the earliest of (a) April 9, 2020 or (b) the date 181 days prior to the maturity of certain unsecured senior or senior subordinated debt of the Company in existence as of the date of the Third Amendment or that may be incurred by the Company as of a future date, or any permitted refinancing debt in respect thereof, with commitments and a borrowing base of $375.0 million from 13 lenders. As of March 31, 2015, the Company had no amounts outstanding under the Amended Credit Facility. As credit support for future payment under a contractual obligation, a $26.0 million letter of credit has been issued under the Amended Credit Facility, which reduced the available borrowing capacity of the Amended Credit Facility as of March 31, 2015 to $349.0 million.

Interest rates are LIBOR plus applicable margins of 1.5% to 2.5% or ABR plus 0.5% to 1.5% and the commitment fee is between 0.375% to 0.5% based on borrowing base utilization. The Company had no amounts outstanding under the Amended Credit Facility as of March 31, 2015. The average annual interest rate incurred on the Amended Credit Facility was 1.6% for the three months ended March 31, 2014.

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

5% Convertible Senior Notes Due 2028

On March 12, 2008, the Company issued $172.5 million aggregate principal amount of Convertible Notes. On March 20, 2012, $147.2 million of the outstanding principal amount, or approximately 85% of the outstanding Convertible Notes, were put to the Company and redeemed by the Company at par. On March 20, 2015, $24.8 million of the remaining outstanding principal amount, or approximately 98% of the remaining outstanding Convertible Notes, were put to the Company and redeemed by the Company at par. The Company settled the notes in cash and recognized a gain on extinguishment of $2.6 million in the Unaudited Consolidated Statements of Operations for the three months ended March 31, 2015. After the redemption, $0.6 million aggregate principal amount of the Convertible Notes were outstanding as of March 31, 2015. The Convertible Notes mature on March 15, 2028, unless earlier converted, redeemed or purchased by the Company. The Convertible Notes are senior unsecured obligations and rank equal in right of payment to all of the Company's existing and future senior unsecured indebtedness, are senior in right of payment to all of the Company's future subordinated indebtedness, and are effectively subordinated to all of the Company's secured indebtedness with respect to the collateral securing such indebtedness. The Convertible Notes are structurally subordinated to all present and future secured and unsecured debt and other obligations of the Company's subsidiaries. The Convertible Notes are fully and unconditionally guaranteed by the subsidiaries that guarantee the Company's indebtedness under the Amended Credit Facility, the 7.625% Senior Notes and the 7.0% Senior Notes.

The Convertible Notes bear interest at a rate of 5% per annum, payable semi-annually in arrears on March 15 and September 15 of each year. Holders of the remaining Convertible Notes may require the Company to purchase all or a portion of their Convertible Notes for cash on each of March 20, 2018 and March 20, 2023 at a purchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest, if any, up to but excluding the applicable purchase date. The Company has the right with at least 30 days' notice to call the Convertible Notes.

7.625% Senior Notes Due 2019

On September 27, 2011, the Company issued $400.0 million in principal amount of 7.625% Senior Notes due 2019 at par. The 7.625% Senior Notes mature on October 1, 2019. Interest is payable in arrears semi-annually on April 1 and October 1 of each year. The 7.625% Senior Notes are senior unsecured obligations of the Company and rank equal in right of payment with all of the Company's other existing and future senior unsecured indebtedness, including the Company's Convertible Notes and 7.0% Senior Notes. The 7.625% Senior Notes are redeemable at the Company's option beginning on October 1, 2015 at an initial redemption price of 103.813% of the principal amount of the notes. The 7.625% Senior Notes are fully and unconditionally guaranteed by the subsidiaries that guarantee the Company's indebtedness under the Amended Credit Facility, the Convertible Notes and the 7.0% Senior Notes. The 7.625% Senior Notes include certain covenants that limit the Company's ability to incur additional indebtedness, make restricted payments, create liens or sell assets and that generally prohibit the Company from paying dividends. The Company is currently in compliance with all financial covenants and has complied with all financial covenants since issuance.

7.0% Senior Notes Due 2022

On March 12, 2012, the Company issued $400.0 million in aggregate principal amount of 7.0% Senior Notes due 2022 at par. The 7.0% Senior Notes mature on October 15, 2022. Interest is payable in arrears semi-annually on April 15 and October 15 of each year. The 7.0% Senior Notes are senior unsecured obligations and rank equal in right of payment with all of the Company's other existing and future senior unsecured indebtedness, including the Company's Convertible Notes and 7.625% Senior Notes. The 7.0% Senior Notes are redeemable at the Company's option beginning on October 15, 2017 at an initial redemption price of 103.5% of the principal amount of the notes. The 7.0% Senior Notes are fully and unconditionally guaranteed by the subsidiaries that guarantee the Company's indebtedness under the Amended Credit Facility, the Convertible Notes and the 7.625% Senior Notes. The 7.0% Senior Notes include certain covenants that limit the Company's ability to incur additional indebtedness, make restricted payments, create liens or sell assets and that generally prohibit the Company from paying dividends. The Company is currently in compliance with all financial covenants and has complied with all financial covenants since issuance.

Lease Financing Obligation Due 2020

The Company has a Lease Financing Obligation with a balance of $3.5 million as of March 31, 2015 whereby the Company sold and subsequently leased back the existing compressors and related facilities owned by the Company. The Lease Financing Obligation expires on August 10, 2020, and the Company has the option to purchase the equipment at the end of the lease term for the then current fair market value. The Lease Financing Obligation also contains an early buyout option pursuant to which the Company may purchase the equipment for $1.8 million on February 10, 2019. The lease payments related to the equipment are recognized as principal and interest expense based on a weighted average implicit interest rate of 3.3%. See Note 11 for discussion of aggregate minimum future lease payments.

The following table summarizes, for the periods indicated, the cash or accrued portion of interest expense related to the Amended Credit Facility, the outstanding Convertible Notes, the 7.625% Senior Notes, the 7.0% Senior Notes and the Lease Financing Obligation along with the non-cash portion resulting from the amortization of the debt discount and transaction costs through interest expense:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Amended Credit Facility (1)
Cash interest	$433	$1,078
Non-cash interest	$586	$586
Convertible Notes (2)
Cash interest	$276	$310
Non-cash interest	$3	$1
7.625% Senior Notes (3)
Cash interest	$7,625	$7,625
Non-cash interest	$273	$272
7.0% Senior Notes (4)
Cash interest	$7,000	$7,000
Non-cash interest	$204	$203
Lease Financing Obligation (5)
Cash interest	$29	$262
Non-cash interest	$—	$4

(1)	Cash interest includes amounts related to interest and commitment fees incurred on the Amended Credit Facility and participation and fronting fees paid on the letter of credit.

(2)
The stated interest rate for the Convertible Notes is 5% per annum. The effective interest rate of the Convertible Notes includes amortization of the debt discount, which represented the fair value of the equity conversion feature at the time of issue. The stated interest rate of 5% on the Convertible Notes will be the effective interest rate of the $0.6 million remaining principal balance, as the related debt discount was fully amortized as of March 31, 2012.

(3)	The stated interest rate for the 7.625% Senior Notes is 7.625% per annum with an effective interest rate of 8.0% per annum.

(4)	The stated interest rate for the 7.0% Senior Notes is 7.0% per annum with an effective interest rate of 7.2% per annum.

(5)
The effective interest rate for the Lease Financing Obligation is 3.3% per annum. The decrease in cash interest from $0.3 million to $0.03 million for the three months ended March 31, 2014 and March 31, 2015, respectively, is due to the obligations transferred in the Piceance Divestiture.

6. Asset Retirement Obligations

A reconciliation of the Company's asset retirement obligations for the three months ended March 31, 2015 is as follows (in thousands):

As of December 31, 2014	$22,852
Liabilities incurred	278
Liabilities settled	(58)
Disposition of properties	(745)
Accretion expense	357
Revisions to estimate	—
As of March 31, 2015	$22,684
Less: Current asset retirement obligations	1,078
Long-term asset retirement obligations	$21,606

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

	As of March 31, 2015
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Deferred Compensation Plan	$1,024	$—	$—	$1,024
Cash Equivalents - Money Market Funds	15,085	—	—	15,085
Short-Term Investments	114,918	—	—	114,918
Commodity Derivatives	—	183,038	—	183,038
Liabilities
Commodity Derivatives	$—	$—	$—	$—

	As of December 31, 2014
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Deferred Compensation Plan	$1,069	$—	$—	$1,069
Cash Equivalents - Money Market Funds	75,066	—	—	75,066
Commodity Derivatives	—	195,176	—	195,176
Liabilities
Commodity Derivatives	$—	$200	$—	$200

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

Level 1 Fair Value Measurements – The Company maintains a non-qualified deferred compensation plan which allows certain management employees to defer receipt of a portion of their compensation. The Company maintains assets for the deferred compensation plan in a rabbi trust. The assets of the rabbi trust are invested in publicly traded mutual funds and are recorded in other current and other long-term assets in the Unaudited Consolidated Balance Sheets. The Company also has highly liquid cash equivalents in money market funds and short-term investments in held-to-maturity securities. The deferred compensation plan financial assets are reported at fair value based on active market quotes, which represent Level 1 inputs. The money market fund and short-term investments are recorded at carrying value, which approximates fair value, which represent Level 1 inputs. The fair values of the Company's fixed rate 7.625% Senior Notes and 7.0% Senior Notes totaled $742.5 million as of March 31, 2015. The fair values of the Company's fixed rate 7.625% Senior Notes and 7.0% Senior Notes totaled $725.8 million as of December 31, 2014. The fair values of the Company's fixed rate Senior Notes are based on active market quotes, which represent Level 1 inputs.

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

There is no active, public market for the Company's Amended Credit Facility, Convertible Notes or Lease Financing Obligation. The Amended Credit Facility balance of zero as of March 31, 2015 and December 31, 2014. The Convertible Notes fair value of $0.6 million and $25.1 million as of March 31, 2015 and December 31, 2014, respectively, are measured based on market-based parameters of the various components of the Convertible Notes and over the counter trades. The Lease Financing Obligation fair values of $3.4 million and $3.5 million as of March 31, 2015 and December 31, 2014, respectively, are measured based on market-based parameters of comparable term secured financing instruments. The fair value measurements for the Amended Credit Facility, Convertible Notes and Lease Financing Obligation represent Level 2 inputs.

Level 3 Fair Value Measurements – As of March 31, 2015 and December 31, 2014, the Company did not have assets or liabilities that were measured on a recurring basis classified under a Level 3 fair value hierarchy.

Assets and Liabilities Measured on a Non-recurring Basis – The Company utilizes fair value on a non-recurring basis to perform impairment tests on its property and equipment when required. The inputs used to determine such fair value are primarily based upon internally developed cash flow models and are classified within Level 3. See Note 2 for details related to impairment expense recognized during the three months ended March 31, 2015 and 2014.

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

	As of March 31, 2015
Balance Sheet	Gross Amounts of Recognized Derivative Assets	Gross Amounts Offset in the Balance Sheet		Net Amounts of Derivative Assets Presented in the Balance Sheet
	(in thousands)
Derivative assets (current)	$137,787	$—		$137,787
Derivative assets (noncurrent)	45,251	—		45,251
Total derivative assets	$183,038	$—		$183,038

	As of December 31, 2014
Balance Sheet	Gross Amounts of Recognized Derivative Assets	Gross Amounts Offset in the Balance Sheet		Net Amounts of Derivative Assets Presented in the Balance Sheet
	(in thousands)
Derivative assets (current)	$145,426	$(200)	(1)	$145,226
Derivative assets (noncurrent)	49,750	—		49,750
Total derivative assets	$195,176	$(200)		$194,976
	Gross Amounts of Recognized Derivative Liabilities	Gross Amounts Offset in the Balance Sheet		Net Amounts of Derivative Liabilities Presented in the Balance Sheet
	(in thousands)
Derivative liabilities	$(200)	$200	(2)	$—
Derivatives and other noncurrent liabilities	—	—		—	(3)
Total derivative liabilities	$(200)	$200		$—

(1)	Amounts are netted against derivative asset balances with the same counterparty, and therefore, are presented as a net asset on the Unaudited Consolidated Balance Sheets.

(2)	Amounts are netted against derivative liability balances with the same counterparty, and therefore, are presented as a net liability on the Unaudited Consolidated Balance Sheets.

(3)	As of March 31, 2015 and December 31, 2014, this line item in the Unaudited Consolidated Balance Sheets included $3.2 million and $3.0 million of other noncurrent liabilities, respectively.

As of March 31, 2015, the Company had financial derivative instruments in place related to the sale of a portion of the Company's production for the following volumes for the periods indicated:

	April – December 2015		For the year 2016		For the year 2017
	Derivative Volumes	Weighted Average Price	Derivative Volumes	Weighted Average Price	Derivative Volumes	Weighted Average Price
Oil (Bbls)	3,015,500	$90.01	1,737,000	$87.46	365,000	$84.74
Natural Gas (MMbtu)	5,500,000	$4.13	1,830,000	$4.10	—	$—

The table below summarizes the commodity derivative gains and losses the Company recognized related to its oil, gas and NGL derivative instruments for the periods indicated:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Commodity derivative gain settlements on derivatives designated as cash flow hedges (1)	$—	$156
Total commodity derivative gain (loss) (2)	34,438	(25,155)

(1)	Included in oil, gas and NGL production revenues in the Unaudited Consolidated Statements of Operations.

(2)	Included in commodity derivative gain (loss) in the Unaudited Consolidated Statements of Operations.

The Company's derivative financial instruments are generally executed with major financial or commodities trading institutions that expose the Company to market and credit risks and may, at times, be concentrated with certain counterparties or groups of counterparties. The Company had derivatives in place with eight different counterparties as of March 31, 2015. Although notional amounts are used to express the volume of these contracts, the amounts potentially subject to credit risk, in the event of non-performance by the counterparties, are substantially smaller. The creditworthiness of counterparties is subject to continual review by management, and the Company believes all of these institutions currently are acceptable credit risks. Full performance is anticipated, and the Company has no past due receivables from any of its counterparties.

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

9. Income Taxes

The Company accounts for uncertainty in income taxes for tax positions taken or expected to be taken in a tax return in accordance with the FASB’s rules on income taxes. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities. During the three months ended March 31, 2015, the Company had no uncertain tax positions.

The Company’s policy is to classify accrued penalties and interest related to unrecognized tax benefits in the Company’s income tax provision. The Company did not record any accrued interest or penalties associated with unrecognized tax benefits during the three months ended March 31, 2015 and 2014.

Income tax benefit for the three months ended March 31, 2015 and 2014 differs from the amounts that would be provided by applying the U.S. federal income tax rate to income before income taxes principally due to the effect of stock-based compensation, political lobbying expense, political contributions, nondeductible officer compensation, state taxes, gain on extinguishment of debt and other operating expenses that are not deductible for income tax purposes.

10. Equity Incentive Compensation Plans and Other Long-term Incentive Programs

The Company maintains various stock-based compensation plans and other employee benefits as discussed below. Stock-based compensation is measured at the grant date based on the value of the awards, and the fair value is recognized on a straight-line basis over the requisite service period (usually the vesting period).

The following table presents the non-cash stock-based compensation related to equity awards for the periods indicated:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Common stock options	$242	$629
Nonvested equity common stock	1,574	1,671
Nonvested equity common stock units	261	249
Nonvested performance-based equity	430	818
Total	$2,507	$3,367

Unrecognized compensation cost as of March 31, 2015 was $18.0 million related to grants of nonvested stock options and nonvested equity shares of common stock that are expected to be recognized over a weighted-average period of 2.5 years.

Nonvested Equity Shares. The following table presents the equity awards granted pursuant to the Company's various stock compensation plans:

	Three Months Ended March 31, 2015		Three Months Ended March 31, 2014
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested equity common stock	622,609	$12.30	466,314	$22.47
Nonvested equity common stock units	2,259	$8.30	732	$25.60
Nonvested performance-based equity shares	—	$—	248,575	$19.61
Total shares granted	624,868		715,621

Performance Cash Program

2015 Program. In February 2015, the Compensation Committee approved a new performance cash program (the "2015 Program") and will grant performance units that will settle in cash. The performance-based awards contingently vest in May 2018, depending on the level at which the performance goals are achieved. The performance goals, which will be measured over the three year period ending December 31, 2017, consist of the Company's total shareholder return ("TSR") ranking relative to a defined peer group's individual TSRs ("Relative TSR") (weighted at 60%) and the percentage change in discretionary cash flow per debt adjusted share relative to a defined peer group's percentage calculation ("DCF per Debt Adjusted Share") (weighted at 40%). The Relative TSR and DCF per Debt Adjusted Share goals will vest at 25% or 50% of the total award for performance met at the threshold level, 100% at the target level and 200% at the stretch level. If the actual results for a metric are between the threshold and target levels or between the target and stretch levels, the vested number of units will be prorated based on the actual results compared to the threshold, target and stretch goals. If the threshold metrics are not met, no units will vest. In any event, the total number of units that could vest will not exceed 200% of the original number of performance cash units granted. At the end of the three year vesting period, any units that have not vested will be forfeited. A total of 405,836 units were granted under this program with a par value of $10.00 during the three months ended March 31, 2015. The Company recognized $0.3 million in derivatives and other noncurrent liabilities on the Unaudited Consolidated Balance Sheets as of March 31, 2015 and in general and administrative expense on the Unaudited Consolidated Statements of Operations for the three months ended March 31, 2015 for the 2015 Program.

11. Commitments and Contingencies

Lease Financing Obligation. The Company has a Lease Financing Obligation with Bank of America Leasing & Capital, LLC as the lead bank as discussed in Note 5. The aggregate undiscounted minimum future lease payments, including both principal and interest components, are presented below:

As of March 31, 2015
(in thousands)
2015	$403
2016	537
2017	537
2018	537
2019	1,825
Thereafter	—
Total	$3,839

Transportation Charges. The Company entered into two firm transportation contracts to provide capacity on natural gas pipeline systems. The remaining term on these contracts is six years. The contracts require the Company to pay transportation charges regardless of the amount of pipeline capacity utilized by the Company. Beginning October 1, 2014, these transportation costs are included in unused commitments expense in the Unaudited Consolidated Statements of Operations. As a result of the divestitures discussed in Note 4, the Company will likely not utilize the firm capacity on the natural gas pipelines.

The amounts in the table below represent the Company's future minimum transportation charges.

As of March 31, 2015
(in thousands)
2015	$13,350
2016	18,692
2017	18,692
2018	18,692
2019	18,692
Thereafter	29,595
Total	$117,713

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

The Company entered into a sales throughput contract in the South Altamont area of the Uinta Oil Basin. Under this contract, the Company is obligated to sell and deliver a minimum volume commitment ("MVC") of 450.0 MMcf for the period of December 1, 2014 to November 30, 2015. If the minimum volume is not delivered, the Company must make a deficiency payment in the amount of up to $0.8 million. This contract replaces the initial capital expenditures associated with the connection of South Altamont wells that would otherwise be incurred as connected. As of March 31, 2015, the Company had satisfied approximately 67.7 MMcf of this commitment, resulting in an estimated deficiency payment of up to $0.6 million due December 1, 2015.

Future minimum annual payments under lease and other agreements are as follows:

As of March 31, 2015
(in thousands)
2015	$3,229
2016	2,876
2017	2,747
2018	2,530
2019	633
Thereafter	—
Total	$12,015

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

During the three months ended June 30, 2014, Bill Barrett Corporation, as parent, merged two of the Company's 100% owned subsidiaries, CBM Production Company and GB Acquisition Corporation, into the parent company. During the three months ended March 31, 2015, Bill Barrett Corporation, as parent, merged another 100% owned subsidiary, Elk Production Uintah, LLC, into the parent company. The unaudited condensed consolidating financial statements reflect the new guarantor structure for all periods presented.

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

Condensed Consolidating Balance Sheets

	As of March 31, 2015
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Assets:
Current assets	$345,789	$94	$—	$345,883
Property and equipment, net	1,768,533	21,799	—	1,790,332
Intercompany receivable (payable)	21,706	(21,706)	—	—
Investment in subsidiaries	140	—	(140)	—
Noncurrent assets	59,886	—	—	59,886
Total assets	$2,196,054	$187	$(140)	$2,196,101
Liabilities and Stockholders' Equity:
Current liabilities	$232,798	$(1)	$—	$232,797
Long-term debt	803,113	—	—	803,113
Deferred income taxes	117,320	—	—	117,320
Other noncurrent liabilities	24,790	48	—	24,838
Stockholders' equity	1,018,033	140	(140)	1,018,033
Total liabilities and stockholders' equity	$2,196,054	$187	$(140)	$2,196,101

	As of December 31, 2014
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Assets:
Current assets	$426,103	$2	$—	$426,105
Property and equipment, net	1,730,074	23,047	—	1,753,121
Intercompany receivable (payable)	22,840	(22,840)	—	—
Investment in subsidiaries	163	—	(163)	—
Noncurrent assets	65,258	—	—	65,258
Total assets	$2,244,438	$209	$(163)	$2,244,484
Liabilities and Stockholders' Equity:
Current liabilities	$264,687	$—	$—	$264,687
Long-term debt	803,222	—	—	803,222
Deferred income taxes	122,350	—	—	122,350
Other noncurrent liabilities	24,691	46	—	24,737
Stockholders' equity	1,029,488	163	(163)	1,029,488
Total liabilities and stockholders' equity	$2,244,438	$209	$(163)	$2,244,484

Condensed Consolidating Statements of Operations

	Three Months Ended March 31, 2015
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Operating and other revenues	$48,896	$138	$—	$49,034
Operating expenses	(74,998)	(161)	—	(75,159)
General and administrative	(13,329)	—	—	(13,329)
Interest income and other income (expense)	20,850	—	—	20,850
Income (loss) before income taxes and equity in earnings of subsidiaries	(18,581)	(23)	—	(18,604)
Benefit from income taxes	6,873	—	—	6,873
Equity in earnings (loss) of subsidiaries	(23)	—	23	—
Net income (loss)	$(11,731)	$(23)	$23	$(11,731)

	Three Months Ended March 31, 2014
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Operating and other revenues	$127,701	$(13)	$—	$127,688
Operating expenses	(92,993)	(71)	—	(93,064)
General and administrative	(15,407)	—	—	(15,407)
Interest and other income (expense)	(42,211)	—	—	(42,211)
Income (loss) before income taxes and equity in earnings of subsidiaries	(22,910)	(84)	—	(22,994)
Benefit from income taxes	10,245	—	—	10,245
Equity in earnings (loss) of subsidiaries	(84)	—	84	—
Net income (loss)	$(12,749)	$(84)	$84	$(12,749)

Condensed Consolidating Statements of Comprehensive Income (Loss)

	Three Months Ended March 31, 2015
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Net income (loss)	$(11,731)	$(23)	$23	$(11,731)
Other Comprehensive Loss, net of tax:
Effect of derivative financial instruments	—	—	—	—
Other comprehensive loss	—	—	—	—
Comprehensive income (loss)	$(11,731)	$(23)	$23	$(11,731)

	Three Months Ended March 31, 2014
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Net income (loss)	$(12,749)	$(84)	$84	$(12,749)
Other Comprehensive Loss, net of tax:
Effect of derivative financial instruments	(97)	—	—	(97)
Other comprehensive loss	(97)	—	—	(97)
Comprehensive income (loss)	$(12,846)	$(84)	$84	$(12,846)

Condensed Consolidating Statements of Cash Flows

	Three Months Ended March 31, 2015
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities	$53,788	$37	$—	$53,825
Cash flows from investing activities:
Additions to oil and gas properties, including acquisitions	(112,105)	1,096	—	(111,009)
Additions to furniture, fixtures and other	(609)	—	—	(609)
Proceeds from sale of properties and other investing activities	66,415	—	—	66,415
Cash paid for short-term investments	(114,883)	—	—	(114,883)
Intercompany transfers	1,133		(1,133)	—
Cash flows from financing activities:
Proceeds from debt	—	—	—	—
Principal payments on debt	(24,871)	—	—	(24,871)
Intercompany transfers	—	(1,133)	1,133	—
Other financing activities	(1,000)	—	—	(1,000)
Change in cash and cash equivalents	(132,132)	—	—	(132,132)
Beginning cash and cash equivalents	165,904	—	—	165,904
Ending cash and cash equivalents	$33,772	$—	$—	$33,772

	Three Months Ended March 31, 2014
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities	$75,153	$41	$—	$75,194
Cash flows from investing activities:
Additions to oil and gas properties, including acquisitions	(127,342)	(1,596)	—	(128,938)
Additions to furniture, fixtures and other	(274)	—	—	(274)
Proceeds from sale of properties and other investing activities	(388)	—	—	(388)
Cash flows from financing activities:
Proceeds from debt	65,000	—	—	65,000
Principal payments on debt	(1,137)	—	—	(1,137)
Intercompany transfers	(1,555)	1,555	—	—
Other financing activities	(1,820)	—	—	(1,820)
Change in cash and cash equivalents	7,637	—	—	7,637
Beginning cash and cash equivalents	54,595	—	—	54,595
Ending cash and cash equivalents	$62,232	$—	$—	$62,232

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements as to our future plans, estimates, beliefs and expected performance. Forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, risks and uncertainties relating to:

•	potential failure to achieve expected production from existing and future exploration or development projects or acquisitions;

•	volatility of market prices received for oil, natural gas and natural gas liquids ("NGLs");

•	derivative and hedging activities;

•	legislative, judicial or regulatory changes including initiatives related to drilling and completion techniques such as hydraulic fracturing;

•	risks associated with operating in the Rocky Mountain region;

•	compliance with environmental and other regulations;

•	economic and competitive conditions;

•	occurrence of property divestitures or acquisitions;

•	costs and availability of third party facilities for gathering, processing, refining and transportation;

•	future processing volumes and pipeline throughput;

•	impact of health and safety issues on operations;

•	operational risks, including industrial accidents and natural disasters;

•	reductions in the borrowing base under our amended revolving bank credit facility (the "Amended Credit Facility");

•	debt and equity market conditions;

•	ability to receive drilling and other permits, regulatory approvals and required surface access and rights of way;

•	higher than expected costs and expenses including production, drilling and well equipment costs;

•	declines in the values of our oil and natural gas properties resulting in impairments;

•	changes in estimates of proved reserves;

•	the potential for production decline rates from our wells to be greater than we expect;

•	ability to replace natural production declines with acquisitions, new drilling or recompletion activities;

•	exploration risks such as drilling unsuccessful wells;

•	capital expenditures and other contractual obligations;

•
liabilities resulting from litigation concerning alleged damages related to environmental issues, pollution, contamination, personal injury, royalties, marketing, title to properties, validity of leases, or other matters that may not be covered by an effective indemnity or insurance;

•	changes in tax laws and statutory tax rates; and

•
other uncertainties, as well as those factors discussed below and in our Annual Report on Form 10-K for the year ended December 31, 2014 under the "Cautionary Note Regarding Forward-Looking Statements" and "Risk Factors" sections and in Item 1A, "Risk Factors" of this Quarterly Report on Form 10-Q, all of which are difficult to predict.

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

We are committed to developing and producing oil and natural gas in a responsible and safe manner. Our employees work diligently with regulatory agencies, as well as environmental, wildlife and community organizations, to ensure that exploration and development activities meet stakeholders' expectations and regulatory requirements.

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

Because of our growth through acquisitions and, more recently, development of our properties and sales of properties in 2012, 2013, 2014 and 2015, our historical results of operations and period-to-period comparisons of these results and certain financial data may not be meaningful. In addition, past results are not indicative of future results.

Commodity prices are inherently volatile and are influenced by many factors outside of our control. We plan our activities and capital budget using what we believe to be conservative sales price assumptions and our existing hedge position. Our strategic objective is to hedge 50% to 70% of our anticipated production on a forward 12-month to 18-month basis using a combination of swaps and other financial derivative instruments. We currently have hedged approximately 90% of our expected remaining 2015 production at price levels that provide some economic certainty.

We operate in one industry segment, which is the development and production of crude oil, natural gas and NGLs, and all of our operations are conducted in the Rocky Mountain region of the United States. Consequently, we currently report a single reportable segment.

Three Months Ended March 31, 2015 Compared with Three Months Ended March 31, 2014

	Three Months Ended March 31,		Increase (Decrease)
	2015	2014	Amount	Percent
	($ in thousands, except per unit data)
Operating Results:
Operating and Other Revenues
Oil, gas and NGL production	$48,486	$127,169	$(78,683)	(62)%
Other	548	519	29	6%
Operating Expenses
Lease operating expense	13,791	16,164	(2,373)	(15)%
Gathering, transportation and processing expense (1)	942	11,704	(10,762)	(92)%
Production tax expense	2,534	7,624	(5,090)	(67)%
Exploration expense	33	303	(270)	(89)%
Impairment, dry hole costs and abandonment expense	1,255	1,761	(506)	(29)%
Gain on divestitures	(38)	—	(38)	*nm
Depreciation, depletion and amortization	52,254	55,508	(3,254)	(6)%
Unused commitments	4,388	—	4,388	*nm
General and administrative expense (2)	10,279	11,819	(1,540)	(13)%
Long-term cash and equity incentive compensation (2)	3,050	3,588	(538)	(15)%
Total operating expenses	$88,488	$108,471	$(19,983)	(18)%
Production Data:
Oil (MBbls)	1,125	922	203	22%
Natural gas (MMcf)	1,764	6,420	(4,656)	(73)%
NGLs (MBbls)	162	442	(280)	(63)%
Combined volumes (MBoe)	1,581	2,434	(853)	(35)%
Daily combined volumes (Boe/d)	17,567	27,044	(9,477)	(35)%
Average Realized Prices Before Hedging:
Oil (per Bbl)	$37.12	$82.60	$(45.48)	(55)%
Natural gas (per Mcf)	2.60	5.57	(2.97)	(50)%
NGLs (per Bbl)	13.31	34.19	(20.88)	(61)%
Combined (per Boe)	30.68	52.19	(21.51)	(41)%
Average Realized Prices with Hedging:
Oil (per Bbl)	$76.28	$78.78	$(2.50)	(3)%
Natural gas (per Mcf)	3.92	4.79	(0.87)	(17)%
NGLs (per Bbl)	13.31	33.00	(19.69)	(60)%
Combined (per Boe)	60.01	48.47	11.54	24%
Average Costs (per Boe):
Lease operating expense	$8.72	$6.64	$2.08	31%
Gathering, transportation and processing expense (1)	0.60	4.81	(4.21)	(88)%
Production tax expense	1.60	3.13	(1.53)	(49)%
Depreciation, depletion and amortization	33.05	22.81	10.24	45%
General and administrative expense (3)	6.50	4.86	1.64	34%

*	Not meaningful.

(1)
Subsequent to the Piceance Divestiture on September 30, 2014, gathering, transportation and processing expense excludes demand charges associated with unused transportation contracts not included in the sale of certain gas assets during 2013 and 2014. We will continue to incur monthly demand charges of approximately $1.5 million for the remaining term ending July 31, 2021, and these costs are included in unused commitments in the Unaudited Consolidated Statements of Operations.

(2)
Long-term cash and equity incentive compensation is presented herein as a separate line item but is combined with general and administrative expense for a total of $13.3 million and $15.4 million for the three months ended March 31, 2015 and 2014, respectively, in the Unaudited Consolidated Statements of Operations. This separate presentation is a non-GAAP measure. Management believes the separate presentation of long-term cash and equity incentive compensation from general and administrative expense allows for a more accurate comparison to our peers, which may have higher or lower expenses associated with cash performance compensation programs and stock-based grants.

(3)
Excludes long-term cash and equity incentive compensation as described in Note 2 above. This presentation is a non-GAAP measure. Average costs per Boe for general and administrative expense, including long-term cash and equity incentive compensation, as presented in the Unaudited Consolidated Statements of Operations, were $8.43 and $6.33 for the three months ended March 31, 2015 and 2014, respectively.

Production Revenues and Volumes. Production revenues decreased to $48.5 million for the three months ended March 31, 2015 from $127.2 million for the three months ended March 31, 2014. The decrease in production revenues was due to a 35% decrease in production volumes and a 41% decrease in average realized prices before hedging. The decrease in production volumes reduced production revenues by approximately $26.2 million, while the decrease in average realized prices before hedging decreased production revenues by approximately $52.5 million.

Total production volumes of 1.6 MMBoe for the three months ended March 31, 2015 decreased from 2.4 MMBoe for the three months ended March 31, 2014. The decrease is primarily related to the Piceance Divestiture and Powder River Oil Divestiture, both of which were completed in the third quarter of 2014. These decreases were partially offset by a 82% overall increase in DJ Basin production. Additional information concerning production is in the following table:

	Three Months Ended March 31, 2015				Three Months Ended March 31, 2014				% Increase (Decrease)
	Oil	NGL	Natural Gas	Total	Oil	NGL	Natural Gas	Total	Oil	NGL	Natural Gas	Total
	(MBbls)	(MBbls)	(MMcf)	(MBoe)	(MBbls)	(MBbls)	(MMcf)	(MBoe)	(MBbls)	(MBbls)	(MMcf)	(MBoe)
DJ Basin	707	136	1,248	1,051	357	92	780	579	98%	48%	60%	82%
Uinta Oil Program	401	26	504	511	402	30	522	519	—%	(13)%	(3)%	(2)%
Other (1)	17	—	12	19	163	320	5,118	1,336	(90)%	(100)%	(100)%	(99)%
Total	1,125	162	1,764	1,581	922	442	6,420	2,434	22%	(63)%	(73)%	(35)%

(1)
Other includes oil, NGL and gas volumes of 61 MBbls, 318 MBbls and 5,022 MMcf from the Piceance Basin and 99 MBbls, 2 MBbls and 114 MMcf from the Powder River Oil Program for the three months ended March 31, 2014.

Hedging Activities. During the three months ended March 31, 2015, approximately 90% of our oil volumes and 97% of our natural gas volumes were subject to financial hedges, which resulted in increased oil income of $44.0 million and natural gas income of $2.4 million after settlements for all commodity derivatives. The $46.4 million gain on settlements for the three months ended March 31, 2015 was included in commodity derivative gain (loss) in the Unaudited Consolidated Statements of Operations.

During the three months ended March 31, 2014, approximately 88% of our oil volumes, 91% of our natural gas volumes, and 18% of our NGL related volumes were subject to financial hedges, which resulted in decreases in oil income of $3.5 million, decreases in natural gas income of $5.0 million and decreases in NGL income of $0.5 million after settlements for all commodity derivatives. Of the $9.0 million loss on settlements for the three months ended March 31, 2014, a $0.2 million gain was included in oil, gas and NGL production revenues and a $9.2 million loss was included in commodity derivative gain (loss) in the Unaudited Consolidated Statements of Operations.

Lease Operating Expense. Lease operating expense ("LOE") increased to $8.72 per Boe for the three months ended March 31, 2015 from $6.64 per Boe for the three months ended March 31, 2014. LOE on a per Boe basis is inherently higher for our oil producing properties such as those in our Uinta and DJ Basin development areas. In particular, the sale of natural gas properties with lower LOE per Boe through the Piceance Divestiture contributed to a higher LOE per Boe for the three months ended March 31, 2015.

Gathering, Transportation and Processing Expense. Gathering, transportation and processing ("GTP") expense decreased to $0.60 per Boe for the three months ended March 31, 2015 from $4.81 per Boe for the three months ended March 31, 2014.

GTP expense on a per Boe basis decreased due to inherently lower GTP expense from our oil producing properties in the Uinta and DJ Basin development areas and due to the sale of natural gas properties with higher GTP expense per Boe in the Piceance Divestiture.

During March 2010, we entered into two firm natural gas pipeline transportation contracts to provide a guaranteed outlet for production from the West Tavaputs area of the Uinta Basin and the Gibson Gulch area of the Piceance Basin. These transportation contracts were not included in the sales of these assets in December 2013 and September 2014, respectively. Accordingly, we will continue to incur monthly demand charges of approximately $1.5 million for the remaining term ending July 31, 2021, even though we no longer utilize these contracts. Subsequent to the Piceance Divestiture on September 30, 2014, these costs have been included in unused commitments in the Unaudited Consolidated Statements of Operations.

Production Tax Expense. Total production taxes decreased to $2.5 million for the three months ended March 31, 2015 from $7.6 million for the three months ended March 31, 2014. Production taxes are primarily based on the wellhead values of production, which exclude gains and losses associated with hedging activities. Production taxes as a percentage of oil, natural gas and NGL sales before hedging adjustments were 5.2% and 6.0% for the three months ended March 31, 2015 and 2014, respectively.

Production tax rates vary across the different areas in which we operate. As the proportion of our production changes from area to area, our average production tax rate will vary depending on the quantities produced from each area and the production tax rates in effect for those areas.

Impairment, Dry Hole Costs and Abandonment Expense. Our impairment, dry hole costs and abandonment expense for the three months ended March 31, 2015 and 2014 are summarized below:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Non-cash impairment of proved oil and gas properties (1)	$—	$1,038
Non-cash impairment of unproved oil and gas properties	58	—
Dry hole costs	15	106
Abandonment expense/Lease expirations	1,182	617
Total non-cash impairment, dry hole costs and abandonment expense	$1,255	$1,761

(1) Non-cash impairment of proved oil and gas properties for the three months ended March 31, 2014 related to our West Tavaputs properties based upon a true up of previously estimated fair value relative to carrying value. These assets were sold in December 2013.

Given the decline in current and future commodity prices, we will continue to review our acreage position and future drilling plans. In addition, we will assess the carrying value of our properties relative to their estimated future cash flows and estimated fair values. Estimated future net cash flows from our properties are based on our aggregate best estimates of future production, commodity pricing, gathering and transportation deducts, production tax rates, lease operating expenses and future development costs as of the balance sheet date. If commodity prices and actual operating results were to vary from management estimates, we may incur additional non-cash property impairments in future periods, which could have a material adverse effect on our results of operations in the period taken.

Depreciation, Depletion and Amortization. DD&A decreased to $52.3 million for the three months ended March 31, 2015 compared with $55.5 million for the three months ended March 31, 2014. The decrease of $3.3 million was a result of the 35% decrease in production for the three months ended March 31, 2015 compared with the three months ended March 31, 2014, partially offset by an increase in the DD&A rate. The decrease in production accounted for a $19.5 million decrease in DD&A expense, while the overall increase in the DD&A rate accounted for $16.2 million of additional DD&A expense.

Under successful efforts accounting, depletion expense is calculated on a field-by-field basis based on geologic and reservoir delineation using the unit-of-production method. The capital expenditures for proved properties for each field compared to the proved reserves corresponding to each producing field determine a depletion rate for current production. For the three months ended March 31, 2015, the relationship of capital expenditures, proved reserves and production from certain producing fields yielded a depletion rate of $33.05 per Boe compared with $22.81 per Boe for the three months ended March 31, 2014. The increase in the DD&A rate during the three months ended March 31, 2015 compared with the three months ended March 31, 2014 was due to an increase in oil development, which has higher capital cost per Boe compared to natural gas development, and to the sale of natural gas properties in the Piceance Divestiture which had lower capital cost per Boe compared to oil development. Future depletion rates will be adjusted to reflect capital expenditures, proved reserve changes and well performance.

General and Administrative Expense. General and administrative expense, excluding long-term cash and equity incentive compensation, decreased to $10.3 million for the three months ended March 31, 2015 from $11.8 million for the three months ended March 31, 2014. The decrease of $1.5 million was primarily the result of a decrease in the number of employees as of March 31, 2015 compared to March 31, 2014, due to our divestitures. General and administrative expense, excluding long-term cash and equity incentive compensation, is a non-GAAP measure. See Note 2 to the table on page 28 for a reconciliation and explanation. On a per Boe basis, general and administrative expense, excluding long-term cash and equity incentive compensation, increased to $6.50 per Boe for the three months ended March 31, 2015 from $4.86 per Boe for the three months ended March 31, 2014, primarily due to the 35% decrease in production as the result of the divestitures.

Long-term cash and equity incentive compensation for the three months ended March 31, 2015 and 2014 was $3.1 million and $3.6 million, respectively. The components of long-term cash and equity incentive compensation for the three months ended March 31, 2015 and 2014 are shown in the following table:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Stock options and nonvested equity shares of common stock	$2,510	$3,300
Shares issued for 401(k) plan	270	269
Shares issued for directors' fees	19	19
Performance cash units	251	—
Total	$3,050	$3,588

Interest Expense. Interest expense decreased to $16.4 million for the three months ended March 31, 2015 from $17.4 million for the three months ended March 31, 2014. The decrease for the three months ended March 31, 2015 was primarily due to using the proceeds from the Piceance Divestiture to reduce the average debt balance. Our weighted average interest rate for the three months ended March 31, 2015 was 8.0% compared to 6.9% for the three months ended March 31, 2014. The increase in the average interest rate for the three months ended March 31, 2015 was due to paying down our credit facility, which has a lower interest rate than our remaining bonds.

Commodity Derivative Gain (Loss). Commodity derivative gain (loss) changed to a gain of $34.4 million for the three months ended March 31, 2015 compared with a loss of $25.2 million for the three months ended March 31, 2014. The gain or loss on commodity derivatives is related to fluctuations of oil, natural gas and NGL future pricing compared to actual pricing of commodity hedges in place as of March 31, 2015 and 2014.

The table below summarizes our commodity derivative gains and losses that were recognized in the periods presented:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Realized gain (loss) on derivatives not designated as cash flow hedges (1)	$46,375	$(9,200)
Unrealized gain (loss) on derivatives not designated as cash flow hedges (1)	(11,937)	(15,955)
Total commodity derivative gain (loss)	$34,438	$(25,155)

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

Income Tax Benefit. Income tax benefit totaled $6.9 million for the three months ended March 31, 2015 compared with an income tax benefit of $10.2 million for the three months ended March 31, 2014, resulting in effective tax rates of 36.9% and 44.6%, respectively. For both the 2015 and 2014 periods, our effective tax rate differs from the federal statutory rate primarily as a result of recording permanent differences for stock-based compensation expense, lobbying and political contributions, officer's compensation, state taxes and gain on extinguishment of debt, which are not deductible or considered income for income tax purposes. For the three months ended March 31, 2015, the permanent items disallowed were $1.1 million less than they were in the three months ended March 31, 2014 primarily due to the stock-based compensation and officer compensation limitation. The decrease in the effective tax rate is a result of the relationship of these items to the projected book loss for each year.

Capital Resources and Liquidity

Our primary sources of liquidity since our formation in January 2002 have been net cash provided by operating activities, sales and other issuances of equity and debt securities, notes and senior notes, bank credit facilities, proceeds from sale-leasebacks, joint exploration agreements and sales of interests in properties. Our primary use of capital has been for the development, exploration and acquisition of oil and natural gas properties. As we pursue profitable reserves and production growth, we continually monitor the capital resources, including potential issuances of equity and debt securities, available to us to meet our future financial obligations, planned capital expenditure activities and liquidity. Our future success in growing proved reserves and production will be highly dependent on capital resources available to us and our success in finding or acquiring additional reserves. We believe that we have sufficient liquidity available to us from cash on hand, cash flows from operations and under our Amended Credit Facility for our planned uses of capital for the remainder of 2015. However, we expect to pursue opportunities to further improve our liquidity position through capital markets or other transactions if we believe conditions to be favorable.

At March 31, 2015, we had cash and cash equivalents of $33.8 million, short-term investments of $114.9 million and no amounts outstanding under our Amended Credit Facility. Our borrowing base is dependent on our proved reserves and hedge position and as of March 31, 2015 was $375.0 million. Our remaining borrowing capacity was reduced by $26.0 million to $349.0 million as of March 31, 2015 due to an outstanding irrevocable letter of credit related to a firm transportation agreement.

Cash Flow from Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2015 and 2014 was $53.8 million and $75.2 million, respectively. The decrease in net cash provided by operating activities was primarily due to a decrease in production revenues offset by an increase in commodity derivative settlements.

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

To mitigate some of the potential negative impact on cash flow caused by changes in oil, natural gas and NGL prices, we have entered into financial commodity swap contracts to receive fixed prices for a portion of our production revenues. At March 31, 2015, we had in place crude oil swaps covering portions of our 2015, 2016 and 2017 production and natural gas swaps covering portions of our 2015 and 2016 production.

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

All derivative instruments, other than those that meet the normal purchase and normal sales exception as mentioned above, are recorded at fair market value and are included in the Unaudited Consolidated Balance Sheets as assets or liabilities. All fair values are adjusted for non-performance risk. All changes in the derivative's fair value are recorded in earnings. These mark-to-

market adjustments produce a degree of earnings volatility but have no cash flow impact relative to changes in market prices. Our cash flow is only impacted when the associated derivative instrument contract is settled by making a payment to or receiving a payment from the counterparty.

At March 31, 2015, the estimated fair value of all of our commodity derivative instruments was a net asset of $183.0 million, comprised of current and noncurrent assets.

The table below summarizes the realized and unrealized gains and losses that we recognized related to our oil, natural gas and NGL derivative instruments for the periods indicated:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Commodity derivative settlements on derivatives designated as cash flow hedges (1)	$—	$156
Realized gains (losses) on derivatives not designated as cash flow hedges (2)(3)	$46,375	$(9,200)
Unrealized losses on derivatives not designated as cash flow hedges (2)(3)	(11,937)	(15,955)
Total commodity derivative gain (loss)	$34,438	$(25,155)

(1)	Included in oil, gas and NGL production revenues in the Unaudited Consolidated Statements of Operations.

(2)	Included in commodity derivative gain (loss) in the Unaudited Consolidated Statements of Operations.

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

The following table summarizes all of our hedges in place as of March 31, 2015:

Contract	Total Hedged Volumes	Quantity Type	Weighted Average Fixed Price	Index Price (1)	Fair Market Value (in thousands)
Swap Contracts:
2015
Oil	3,015,500	Bbls	$90.01	WTI	$112,868
Natural gas	5,500,000	MMBtu	$4.13	NWPL	8,969
2016
Oil	1,737,000	Bbls	$87.46	WTI	50,538
Natural gas	1,830,000	MMBtu	$4.10	NWPL	2,330
2017
Oil	365,000	Bbls	$84.74	WTI	8,333
Total					$183,038

(1)
WTI refers to West Texas Intermediate price as quoted on the New York Mercantile Exchange ("NYMEX"). NWPL refers to Northwest Pipeline Corporation price as quoted in Platt's Inside FERC on the first business day of each month.

The following table includes all hedges entered into subsequent to March 31, 2015 through April 24, 2015:

Contract	Total Hedged Volumes	Quantity Type	Weighted Average Fixed Price	Index Price
Swap Contracts:
2016
Oil	91,000	Bbls	$63.25	WTI

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

Capital Expenditures

Our capital expenditures are summarized in the following tables for the periods indicated:

	Three Months Ended March 31,
Basin/Area	2015	2014
	(in millions)
DJ	$99.6	$95.0
Uinta Oil Program	12.9	29.7
Other	1.8	9.8
Total	$114.3	$134.5

	Three Months Ended March 31,
	2015	2014
	(in millions)
Acquisitions of proved and unproved properties and other real estate	$1.6	$3.7
Drilling, development, exploration and exploitation of oil and natural gas properties	108.1	127.8
Gathering and compression facilities	2.7	2.3
Geologic and geophysical costs	1.3	0.3
Furniture, fixtures and equipment	0.6	0.4
Total	$114.3	$134.5

Our current estimated capital expenditure budget in 2015 is up to $280.0 million. Expenditures are expected to be at the higher end of the initial 2015 budget of $240.0 million to $280.0 million due to drilling and completing an additional seven gross wells in the DJ Basin as well as drilling four to eight gross wells in the Blacktail Ridge area of the Uinta Oil Program that are required under our Economic Development Agreement with the Ute Tribe. The budget targets all oil activities and includes facilities costs and excludes acquisitions. We may adjust capital expenditures throughout the year as business conditions and operating results warrant. The amount, timing and allocation of capital expenditures is generally discretionary and within our control. If oil, natural gas and NGL prices decline or costs increase relative to levels we consider acceptable, we could choose to defer a portion of our budgeted capital expenditures until later periods to achieve the desired balance between sources and uses of liquidity generally by prioritizing capital projects to first focus on those that we believe will have the highest expected financial returns and ability to generate near-term cash flow. We routinely monitor and adjust our capital expenditures, including those relating to acquisitions and divestitures, in response to changes in prices and other economic and market conditions, availability of financing, drilling and acquisition costs, industry conditions, the timing of regulatory approvals, the availability of rigs, success or lack of success in drilling activities, contractual obligations, internally generated cash flow and other factors both within and outside of our control.

We believe that we have sufficient available liquidity with available with cash on hand, capacity under the Amended Credit Facility and cash flow from operations to fund our 2015 budgeted capital expenditures. Future cash flows are subject to a number of variables, including our level of oil and natural gas production, commodity prices and operating costs. There can be no assurance that operations and other capital resources will provide sufficient amounts of cash flow to maintain planned levels of capital expenditures.

Financing Activities

Amended Credit Facility

On April 9, 2015, we entered into a Third Amendment to the Third Amended and Restated Credit Agreement dated March 16, 2010. The Third Amendment amended the definition of "Maturity Date" in the credit agreement to mean the earliest of (a) April 9, 2020 or (b) the date 181 days prior to the maturity of certain unsecured senior or senior subordinated debt of ours in existence as of the date of the Third Amendment or that may be incurred by us as of a future date, or any permitted refinancing debt in respect thereof, with commitments and borrowing base of $375.0 million from 13 lenders. As of March 31, 2015, we had no amounts outstanding under the Amended Credit Facility. As credit support for future payment under a contractual obligation, a $26.0 million letter of credit has been issued under the Amended Credit Facility, which reduced the available borrowing capacity of the Amended Credit Facility as of March 31, 2015 to $349.0 million.

Interest rates are LIBOR plus applicable margins of 1.5% to 2.5% or ABR plus 0.5% to 1.5% and the commitment fee is between 0.375% to 0.5% based on borrowing base utilization. We had no amounts outstanding under the Amended Credit Facility as of March 31, 2015. The average annual interest rate incurred on the Amended Credit Facility was 1.6% for the three months ended March 31, 2014.

The borrowing base is required to be re-determined twice per year, on or about April 1 and October 1. Future semi-annual borrowing bases will be computed based on proved oil, natural gas and NGL reserves, hedge positions and estimated future cash flows from those reserves, as well as any other outstanding debt of ours.

The Amended Credit Facility contains certain financial covenants. We are currently in compliance with all financial covenants and have complied with all financial covenants since issuance.

5% Convertible Senior Notes Due 2028

On March 12, 2008, we issued $172.5 million aggregate principal amount of Convertible Notes. On March 20, 2012, $147.2 million of the outstanding principal amount, or approximately 85% of the outstanding Convertible Notes, were put to us and redeemed by us at par. On March 20, 2015, $24.8 million of the remaining outstanding principal amount, or approximately 98% of the remaining outstanding Convertible Notes, were put to us and redeemed by us at par. We settled the notes in cash and recognized a gain on extinguishment of $2.6 million in the Unaudited Consolidated Statements of Operations for the three months ended March 31, 2015. After the redemption, $0.6 million aggregate principal amount of the Convertible Notes were outstanding as of March 31, 2015. The Convertible Notes mature on March 15, 2028, unless earlier converted, redeemed or purchased by us. The Convertible Notes are senior unsecured obligations and rank equal in right of payment to all of our existing and future senior unsecured indebtedness, are senior in right of payment to all of our future subordinated indebtedness, and are effectively subordinated to all of our secured indebtedness with respect to the collateral securing such indebtedness. The Convertible Notes are structurally subordinated to all present and future secured and unsecured debt and other obligations of our subsidiaries. The Convertible Notes are fully and unconditionally guaranteed by the subsidiaries that guarantee our indebtedness under the Amended Credit Facility, the 7.625% Senior Notes and the 7.0% Senior Notes.

The Convertible Notes bear interest at a rate of 5% per annum, payable semi-annually in arrears on March 15 and September 15 of each year. Holders of the remaining Convertible Notes may require us to purchase all or a portion of their Convertible Notes for cash on each of March 20, 2018 and March 20, 2023 at a purchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest, if any, up to but excluding the applicable purchase date. We have the right with at least 30 days' notice to call the Convertible Notes.

7.625% Senior Notes Due 2019

On September 27, 2011, we issued $400.0 million in principal amount of 7.625% Senior Notes due 2019 at par. The 7.625% Senior Notes mature on October 1, 2019. Interest is payable in arrears semi-annually on April 1 and October 1 of each year. The 7.625% Senior Notes are senior unsecured obligations and rank equal in right of payment with all of our other existing and future senior unsecured indebtedness, including the Convertible Notes and 7.0% Senior Notes. The 7.625% Senior Notes are redeemable beginning on October 1, 2015 at our option at an initial redemption price of 103.813% of the principal amount of the notes. The 7.625% Senior Notes are fully and unconditionally guaranteed by our subsidiaries that guarantee our indebtedness under the Amended Credit Facility, the Convertible Notes and the 7.0% Senior Notes. The 7.625% Senior Notes include certain covenants that limit our ability to incur additional indebtedness, make restricted payments, create liens or sell assets and that generally prohibit us from paying dividends. We are currently in compliance with all financial covenants and have complied with all financial covenants since issuance.

7.0% Senior Notes Due 2022

On March 12, 2012, we issued $400.0 million in aggregate principal amount of 7.0% Senior Notes due 2022 at par. The 7.0% Senior Notes mature on October 15, 2022. Interest is payable in arrears semi-annually on April 15 and October 15 of each year. The 7.0% Senior Notes are senior unsecured obligations and rank equal in right of payment with all of our other existing and future senior unsecured indebtedness, including the Convertible Notes and 7.625% Senior Notes. The 7.0% Senior Notes are redeemable at our option beginning on October 15, 2017 at an initial redemption price of 103.5% of the principal amount of the notes. The 7.0% Senior Notes are fully and unconditionally guaranteed by our subsidiaries that guarantee the Amended Credit Facility, the Convertible Notes and the 7.625% Senior Notes. The 7.0% Senior Notes include certain covenants that limit our ability to incur additional indebtedness, make restricted payments, create liens or sell assets and that generally prohibit us from paying dividends. We are currently in compliance with all financial covenants and have complied with all financial covenants since issuance.

Lease Financing Obligation Due 2020

We have a Lease Financing Obligation with a balance of $3.5 million as of March 31, 2015 whereby we sold and subsequently leased back the existing compressors and related facilities owned by us. The Lease Financing Obligation expires on August 10, 2020, and we have the option to purchase the equipment at the end of the lease term for the then current fair market value. The Lease Financing Obligation also contains an early buyout option pursuant to which we may purchase the equipment for $1.8 million on February 10, 2019. The lease payments related to the equipment are recognized as principal and interest expense based on a weighted average implicit interest rate of 3.3%. See Note 11 for discussion of aggregate minimum future lease payments.

Our outstanding debt is summarized below:

		As of March 31, 2015			As of December 31, 2014
	Maturity Date	Principal	Unamortized Discount	Carrying Amount	Principal	Unamortized Discount	Carrying Amount
		(in thousands)
Amended Credit Facility	April 9, 2020	$—	$—	$—	$—	$—	$—
Convertible Notes (1)	March 15, 2028 (2)	579	—	579	25,344	—	25,344
7.625% Senior Notes (3)	October 1, 2019	400,000	—	400,000	400,000	—	400,000
7.0% Senior Notes (4)	October 15, 2022	400,000	—	400,000	400,000	—	400,000
Lease Financing Obligation (5)	August 10, 2020	3,542	—	3,542	3,648	—	3,648
Total Debt		$804,121	$—	$804,121	$828,992	$—	$828,992
Less: Current Portion of Long-Term Debt (6)		1,008	—	1,008	25,770	—	25,770
Total Long-Term Debt		$803,113	$—	$803,113	$803,222	$—	$803,222

(1)
The aggregate estimated fair value of the Convertible Notes was approximately $0.6 million and $25.1 million as of March 31, 2015 and December 31, 2014, respectively, based on reported market trades of these instruments. On March 20, 2015, the holders put 98% of the Notes to us, leaving $0.6 million principal amount remaining as of March 31, 2015.

(2)
We have the right at any time with at least 30 days' notice to call the Convertible Notes, and the holders have the right to require us to purchase the notes on each of March 20, 2018 and March 20, 2023.

(3)
The aggregate estimated fair value of the 7.625% Senior Notes was approximately $391.5 million and $359.8 million as of March 31, 2015 and December 31, 2014, respectively, based on reported market trades of these instruments.

(4)
The aggregate estimated fair value of the 7.0% Senior Notes was approximately $351.0 million and $366.0 million as of March 31, 2015 and December 31, 2014, respectively, based on reported market trades of these instruments.

(5)
The aggregate estimated fair value of the Lease Financing Obligation was approximately $3.4 million and $3.5 million as of March 31, 2015 and December 31, 2014, respectively. Because there is no active, public market for the Lease Financing Obligation, the aggregate estimated fair value was based on market-based parameters of comparable term secured financing instruments.

(6)	The current portion of the long-term debt as of March 31, 2015 and December 31, 2014 includes the current portion of the Lease Financing Obligation and the principal amount of the Convertible Notes.

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

Contractual Obligations. A summary of our contractual obligations as of and subsequent to March 31, 2015 is provided in the following table:

	Payments Due By Year
	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter	Total
	Twelve Months Ended March 31, 2016	Twelve Months Ended March 31, 2017	Twelve Months Ended March 31, 2018	Twelve Months Ended March 31, 2019	Twelve Months Ended March 31, 2020	After March 31, 2020
	(in thousands)
Notes payable (1)	$553	$553	$553	$45	$—	$—	$1,704
7.625% Senior Notes (2)	30,500	30,500	30,500	30,500	415,250	—	537,250
7.0% Senior Notes (3)	28,000	28,000	28,000	28,000	28,000	471,167	611,167
Convertible Notes (4)	562	—	—	—	—	—	562
Lease Financing Obligation (5)	537	537	537	2,228	—	—	3,839
Purchase commitments (6)	1,695	—	—	—	—	—	1,695
Office and office equipment leases and other (7)(8)	3,972	2,827	2,684	2,532	—	—	12,015
Firm transportation and processing agreements (9)	18,023	18,692	18,692	18,692	18,692	24,922	117,713
Asset retirement obligations (10)	1,078	606	514	468	448	19,570	22,684
Total	$84,920	$81,715	$81,480	$82,465	$462,390	$515,659	$1,308,629

(1)
Included in notes payable is a $26.0 million letter of credit that accrues interest at 2.0% and 0.125% per annum for participation fees and fronting fees, respectively. The expected term for the letter of credit is April 30, 2018. There is currently no balance outstanding under our Amended Credit Facility due April 9, 2020.

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

(4)
On March 12, 2008, we issued $172.5 million aggregate principal amount of Convertible Notes. On March 20, 2012 approximately 85% of the outstanding Convertible Notes, representing $147.2 million of the then outstanding principal amount, were put to us. On March 20, 2015, approximately 98% of the remaining outstanding Convertible Notes, representing $24.8 million of the then outstanding principal amount, were put to us, leaving $0.6 million principal amount remaining as of March 31, 2015. We are obligated to make semi-annual interest payments on the Convertible Notes until either we call the remaining Convertible Notes or the holders put the Convertible Notes to us.

(5)	The Lease Financing Obligation is calculated based on the aggregate undiscounted minimum future lease payments, which include both an interest and principal component.

(6)
We have one take-or-pay CO2 purchasing agreement that expires in December 2015. The agreement imposes a minimum volume commitment ("MVC") to purchase CO2 at a contracted price. The contract provides CO2 used in fracture stimulation operations. If we do not take delivery of the minimum volume required, we are obligated to pay for the deficiency. As of March 31, 2015, $1.7 million of the future commitment is due by December 31, 2015.

(7)	The lease for our principal office in Denver extends through March 2019.

(8)
Includes a sales throughput contract in the South Altamont area of the Uinta Oil Basin. Under this contract, we are obligated to sell and deliver a MVC of 450.0 MMcf for the period of December 1, 2014 to November 30, 2015. If the minimum volume is not delivered, we must make a deficiency payment of up to $0.8 million. As of March 31, 2015, we have satisfied approximately 67.7 MMcf of this commitment, resulting in an estimated deficiency payment of up to $0.6 million due December 1, 2015.

(9)
We have entered into contracts that provide firm transportation capacity on pipeline systems. The remaining term on these contracts is six years. The contracts require us to pay transportation demand and processing charges regardless of the amount of gas we deliver to the processing facility or pipeline.

(10)
Neither the ultimate settlement amounts nor the timing of our asset retirement obligations can be precisely determined in advance. See "Critical Accounting Policies and Estimates" in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014 for a more detailed discussion of the nature of the accounting estimates involved in estimating asset retirement obligations.

Trends and Uncertainties

We refer you to the corresponding section in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014 for a discussion of trends and uncertainties that may affect our financial condition or liquidity.

Critical Accounting Policies and Estimates

We refer you to the corresponding section in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014 and the notes to the Unaudited Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for a description of critical accounting policies and estimates.

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

Commodity Price Risk

Our primary market risk exposure is in the prices we receive for our production. Commodity pricing is primarily driven by the prevailing worldwide price for crude oil and spot regional market prices applicable to our U.S. oil and natural gas production. Pricing for oil, natural gas and NGLs has been volatile and unpredictable for several years, and we expect this volatility to continue in the future. For example, the West Texas Intermediate price per Bbl as quoted on the NYMEX was $101.58 per Bbl at March 31, 2014 compared to $47.60 per Bbl at March 31, 2015. The prices we receive for future production depend on many factors outside of our control, including volatility in the differences between product prices at sales points and the applicable index price. Based on our average daily production and our derivative contracts in place for the three months ended March 31, 2015, our annual revenues would have decreased by approximately $0.1 million for each $1.00 per barrel decrease in crude oil prices, an immaterial amount for each $0.10 decrease per MMBtu in natural gas prices and $0.2 million for each $1.00 per barrel decrease in NGL prices.

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

As of April 24, 2015, we have financial derivative instruments related to oil and natural gas volumes in place for the following periods indicated. Further detail of these hedges is summarized in the table presented under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations— Capital Resources and Liquidity— Commodity Hedging Activities."

	April – December 2015		For the year 2016		For the year 2017
	Derivative Volumes	Weighted Average Price	Derivative Volumes	Weighted Average Price	Derivative Volumes	Weighted Average Price
Oil (Bbls)	3,015,500	$90.01	1,828,000	$86.25	365,000	$84.74
Natural Gas (MMbtu)	5,500,000	$4.13	1,830,000	$4.10	—	$—

Interest Rate Risks

At March 31, 2015, we had no amounts outstanding under our Amended Credit Facility, which bears interest at floating rates. The average annual interest rate incurred on this debt for the three months ended March 31, 2014 was 1.6%. A 1.0% increase in each of the average LIBOR rate and federal funds rate for the three months ended March 31, 2014 would have resulted in an estimated $0.3 million increase in interest expense.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. As of March 31, 2015, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of March 31, 2015.

Changes in Internal Controls. There has been no change in our internal control over financial reporting during the first fiscal quarter of 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

We are not a party to any material pending legal or governmental proceedings, other than ordinary routine litigation incidental to our business. While the ultimate outcome and impact of any proceeding cannot be predicted with certainty, our management does not believe that the resolution of any currently pending proceeding will have a material effect on our financial condition or results of operations.

Item 1A. Risk Factors.

As of the date of this filing, there have been no material changes or updates to the risk factors previously disclosed in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2014. An investment in our securities involves various risks. When considering an investment in our Company, you should carefully consider all of the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2014 and subsequent reports filed with the SEC. These risks and uncertainties are not the only ones facing us, and there may be additional matters that we are unaware of or that we currently consider immaterial. All of these could adversely affect our business, financial condition, results of operations and cash flows and, thus, the value of an investment in our Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Securities

There were no sales of unregistered equity securities during the period covered by this report.

Issuer Purchases of Equity Securities

The following table contains information about our acquisitions of equity securities during the three months ended March 31, 2015:

Period	Total Number of Shares (1)	Weighted Average Price Paid Per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 – 31, 2015	944	$11.33	—	—
February 1 – 28, 2015	76,382	12.56	—	—
March 1 – 31, 2015	543	8.74	—	—
Total	77,869	$12.52	—	—

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
10.1
Third Amendment dated effective as of April 9, 2015 to Third Amended and Restated Credit Agreement dated as of March 16, 2010, among Bill Barrett Corporation, certain of its subsidiaries party thereto and the banks named therein. [Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the Commission on April 9, 2015.]

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

BILL BARRETT CORPORATION

Date:	May 8, 2015	By:	/s/ R. Scot Woodall
R. Scot Woodall
Chief Executive Officer and President
(Principal Executive Officer)

Date:	May 8, 2015	By:	/s/ Robert W. Howard
Robert W. Howard
Chief Financial Officer
(Principal Financial Officer)