Form 10-Q
period 2015-06-30
BILL BARRETT CORP
filed 2015-08-06
CIK 1172139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

There were 49,951,010 shares of $0.001 par value common stock outstanding on July 24, 2015.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

BILL BARRETT CORPORATION

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2015	December 31, 2014
	(in thousands, except share data)
Assets:
Current assets:
Cash and cash equivalents	$35,882	$165,904
Short-term investments	64,963	—
Accounts receivable, net of allowance for doubtful accounts	47,384	112,209
Derivative assets	90,836	145,226
Prepayments and other current assets	4,382	2,766
Total current assets	243,447	426,105
Property and equipment - at cost, successful efforts method for oil and gas properties:
Proved oil and gas properties	2,202,649	2,009,292
Unproved oil and gas properties, excluded from amortization	118,907	148,834
Oil and gas properties held for sale, net of amortization and impairment	—	9,234
Furniture, equipment and other	40,683	39,963
	2,362,239	2,207,323
Accumulated depreciation, depletion, amortization and impairment	(559,370)	(454,202)
Total property and equipment, net	1,802,869	1,753,121
Derivative assets	28,023	49,750
Deferred financing costs and other noncurrent assets	13,362	15,508
Total	$2,087,701	$2,244,484
Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable and accrued liabilities	$92,857	$126,252
Amounts payable to oil and gas property owners	22,498	19,187
Production taxes payable	24,208	38,060
Deferred income taxes	34,840	55,418
Current portion of long-term debt	1,012	25,770
Total current liabilities	175,415	264,687
Long-term debt	803,004	803,222
Asset retirement obligations	21,858	21,592
Liabilities associated with assets held for sale	—	146
Deferred income taxes	108,136	122,350
Derivatives and other noncurrent liabilities	3,293	2,999
Stockholders' equity:
Common stock, $0.001 par value; authorized 150,000,000 shares; 49,957,208 and 49,526,637 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively, with 1,633,035 and 1,407,141 shares subject to restrictions, respectively	48	48
Additional paid-in capital	916,438	913,619
Retained earnings	59,509	115,821
Treasury stock, at cost: zero shares at June 30, 2015 and December 31, 2014, respectively	—	—
Total stockholders' equity	975,995	1,029,488
Total	$2,087,701	$2,244,484
See notes to Unaudited Consolidated Financial Statements.

BILL BARRETT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands, except share and per share data)
Operating and Other Revenues:
Oil, gas and NGL production	$61,382	$136,220	$109,868	$263,389
Other	1,236	8,788	1,784	9,307
Total operating and other revenues	62,618	145,008	111,652	272,696
Operating Expenses:
Lease operating expense	11,405	15,919	25,196	32,083
Gathering, transportation and processing expense	933	11,750	1,875	23,454
Production tax expense	3,816	9,651	6,350	17,275
Exploration expense	92	116	125	419
Impairment, dry hole costs and abandonment expense	1,090	1,743	2,345	3,504
(Gain) Loss on divestitures	(644)	—	(682)	—
Depreciation, depletion and amortization	52,674	64,894	104,928	120,402
Unused commitments	4,387	—	8,775	—
General and administrative expense	14,672	14,521	28,001	29,928
Total operating expenses	88,425	118,594	176,913	227,065
Operating Income (Loss)	(25,807)	26,414	(65,261)	45,631
Other Income and Expense:
Interest and other income	144	352	419	727
Interest expense	(17,390)	(17,821)	(33,820)	(35,252)
Commodity derivative gain (loss)	(27,657)	(46,775)	6,781	(71,930)
Gain (Loss) on extinguishment of debt	(818)	—	1,749	—
Total other income and expense	(45,721)	(64,244)	(24,871)	(106,455)
Income (Loss) before Income Taxes	(71,528)	(37,830)	(90,132)	(60,824)
(Provision for) Benefit from Income Taxes	26,947	11,244	33,820	21,489
Net Income (Loss)	$(44,581)	$(26,586)	$(56,312)	$(39,335)
Net Income (Loss) Per Common Share, Basic	$(0.92)	$(0.55)	$(1.17)	$(0.82)
Net Income (Loss) Per Common Share, Diluted	$(0.92)	$(0.55)	$(1.17)	$(0.82)
Weighted Average Common Shares Outstanding, Basic	48,299,157	47,996,816	48,249,329	47,943,806
Weighted Average Common Shares Outstanding, Diluted	48,299,157	47,996,816	48,249,329	47,943,806
See notes to Unaudited Consolidated Financial Statements.

BILL BARRETT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Net Income (Loss)	$(44,581)	$(26,586)	$(56,312)	$(39,335)
Other Comprehensive Income (Loss), net of tax:
Effect of derivative financial instruments	—	(239)	—	(336)
Other comprehensive income (loss)	—	(239)	—	(336)
Comprehensive Income (Loss)	$(44,581)	$(26,825)	$(56,312)	$(39,671)
See notes to Unaudited Consolidated Financial Statements.

BILL BARRETT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2015	2014
	(in thousands)
Operating Activities:
Net Income (Loss)	$(56,312)	$(39,335)
Adjustments to reconcile to net cash provided by operations:
Depreciation, depletion and amortization	104,928	120,402
Deferred income tax benefit	(33,820)	(21,531)
Impairment, dry hole costs and abandonment expense	2,345	3,504
Total commodity derivative (gain) loss	(6,781)	71,930
Gain (Loss) on settlements of commodity derivatives	82,898	(18,526)
Stock compensation and other non-cash charges	5,213	6,155
Amortization of debt discounts and deferred financing costs	3,350	2,132
(Gain) Loss on extinguishment of debt	(1,749)	—
(Gain) Loss on sale of properties	(682)	(2,570)
Change in operating assets and liabilities:
Accounts receivable	17,109	5,699
Prepayments and other assets	(1,139)	1,068
Accounts payable, accrued and other liabilities	(13,678)	(2,795)
Amounts payable to oil and gas property owners	3,311	1,936
Production taxes payable	(13,852)	(651)
Net cash provided by (used in) operating activities	91,141	127,418
Investing Activities:
Additions to oil and gas properties, including acquisitions	(194,123)	(264,345)
Additions of furniture, equipment and other	(878)	(856)
Proceeds from sale of properties and other investing activities	66,518	8,175
Cash paid for short-term investments	(114,883)	—
Proceeds from the sale of short-term investments	50,000	—
Net cash provided by (used in) investing activities	(193,366)	(257,026)
Financing Activities:
Proceeds from debt	—	135,000
Principal payments on debt	(24,976)	(2,285)
Proceeds from stock option exercises	—	126
Deferred financing costs and other	(2,821)	(2,049)
Net cash provided by (used in) financing activities	(27,797)	130,792
Increase (Decrease) in Cash and Cash Equivalents	(130,022)	1,184
Beginning Cash and Cash Equivalents	165,904	54,595
Ending Cash and Cash Equivalents	$35,882	$55,779
See notes to Unaudited Consolidated Financial Statements.

BILL BARRETT CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)
(In thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance at December 31, 2013	$48	$904,261	$100,740	$—	$669	$1,005,718
Exercise of options, restricted stock activity and shares exchanged for exercise and tax withholding	—	126	—	(2,684)	—	(2,558)
Stock-based compensation	—	11,916	—	—	—	11,916
Retirement of treasury stock	—	(2,684)	—	2,684	—	—
Net income (loss)	—	—	15,081	—	—	15,081
Effect of derivative financial instruments, net of $410 of taxes	—	—	—	—	(669)	(669)
Balance at December 31, 2014	$48	$913,619	$115,821	$—	$—	$1,029,488
Exercise of options, restricted stock activity and shares exchanged for exercise and tax withholding	—	—	—	(1,015)	—	(1,015)
Stock-based compensation	—	5,430	—	—	—	5,430
Retirement of treasury stock	—	(1,015)	—	1,015	—	—
Settlement of convertible notes	—	(1,596)	—	—	—	(1,596)
Net income (loss)	—	—	(56,312)	—	—	(56,312)
Balance at June 30, 2015	$48	$916,438	$59,509	$—	$—	$975,995
See notes to Unaudited Consolidated Financial Statements.

BILL BARRETT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

June 30, 2015

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

Areas requiring the use of assumptions, judgments and estimates relate to volumes of oil, natural gas and NGL reserves used in calculating depreciation, depletion and amortization ("DD&A"), the amount of expected future cash flows used in determining possible impairments of proved oil and gas properties and the amount of future capital costs used in these calculations. Assumptions, judgments and estimates also are required in determining asset retirement obligations, the timing of dry hole costs, impairments of unproved oil and gas properties, valuing deferred tax assets and estimating fair values of derivative instruments and stock-based compensation awards.

Short-term Investments. Short-term investments have maturities of more than three months and less than one year. The Company's held-to-maturity securities have a carrying value of $65.0 million, which approximates fair value, as of June 30, 2015, and all have maturity dates of less than one year.

Accounts Receivable. Accounts receivable is comprised of the following:

	As of June 30, 2015	As of December 31, 2014
	(in thousands)
Accrued oil, gas and NGL sales	$34,283	$35,099
Due from joint interest owners	10,476	27,937
Other (1)	2,639	49,187
Allowance for doubtful accounts	(14)	(14)
Total accounts receivable	$47,384	$112,209

(1)
Other as of December 31, 2014 includes a receivable of $47.6 million (including $4.7 million due to another industry partner) related to a settlement agreement with the Department of Interior resulting in the cancellation of certain Cottonwood Gulch natural gas leases during the three months ended December 31, 2014.

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

The following table sets forth the net capitalized costs and associated accumulated DD&A and non-cash impairments relating to the Company's oil, natural gas and NGL producing activities:

	As of June 30, 2015	As of December 31, 2014
	(in thousands)
Proved properties	$407,131	$390,482
Wells and related equipment and facilities	1,713,569	1,537,370
Support equipment and facilities	72,643	68,371
Materials and supplies	9,306	13,069
Total proved oil and gas properties	$2,202,649	$2,009,292
Unproved properties	62,667	78,898
Wells and facilities in progress	56,240	69,936
Total unproved oil and gas properties, excluded from amortization	$118,907	$148,834
Assets held for sale	—	9,234
Accumulated depreciation, depletion, amortization and impairment	(531,770)	(427,954)
Total oil and gas properties, net	$1,789,786	$1,739,406

All exploratory wells are evaluated for economic viability within one year of well completion. Exploratory wells that discover potentially economic reserves in areas where a major capital expenditure would be required before production could begin, and where the economic viability of that major capital expenditure depends upon the successful completion of further exploratory work in the area, remain capitalized if the well finds a sufficient quantity of reserves to justify its completion as a producing well and the Company is making sufficient progress assessing the reserves and the economic and operating viability of the project. As of June 30, 2015 and December 31, 2014, there were no exploratory well costs that had been capitalized for a period greater than one year since the completion of drilling.

The Company reviews proved oil and gas properties on a field-by-field basis for impairment on a quarterly basis or whenever events and circumstances indicate that a decline in the recoverability of their carrying value may have occurred. The Company estimates the expected undiscounted future net cash flows of its oil and gas properties based on the Company's best estimate of development plans, future production, commodity pricing, gathering and transportation deductions, production tax rates, lease operating expenses and future development costs. The Company compares such undiscounted future net cash flows to the carrying amount of the oil and gas properties to determine if the carrying amount is recoverable. If the undiscounted future net cash flows exceed the carrying amount of the proved oil and gas properties, no impairment is to be taken. If the carrying value of a property exceeds the undiscounted future net cash flows, the Company will impair the carrying value to fair value based on an analysis of quantitative and qualitative factors existing as of the balance sheet date. The Company does not believe that the undiscounted future net cash flows analysis of its proved property represents the applicable market value. The factors used to determine fair value include, but are not limited to, recent sales prices of comparable properties, the present value of future revenues, net of estimated operating and development costs using estimates of reserves, future commodity pricing, future production estimates, anticipated capital expenditures and various discount rates commensurate with the risk and current market conditions associated with realizing the projected cash flows.

The Company recognized non-cash impairment, dry hole costs and abandonment expense in the Unaudited Consolidated Statements of Operations, as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2015		2014	2015		2014
	(in thousands)
Non-cash impairment of proved oil and gas properties	$272	(1)	$—	$272	(1)	$1,038	(2)
Non-cash impairment of unproved oil and gas properties	173	(1)	—	231	(1)	—
Non-cash impairment of inventory	—		340	—		340
Dry hole costs	(58)		(12)	(43)		94
Abandonment expense and lease expirations	703		1,415	1,885		2,032
Total non-cash impairment, dry hole costs and abandonment expense	$1,090		$1,743	$2,345		$3,504

(1)
Non-cash impairment of proved and unproved oil and gas properties for the three and six months ended June 30, 2015 related to the Company's remaining Powder River Basin properties based upon a true up of previously estimated fair value relative to carrying value. These assets were classified as held for sale as of December 31, 2014 and sold in February 2015.

(2)
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

Accounts Payable and Accrued Liabilities. Accounts payable and accrued liabilities are comprised of the following:

	As of June 30, 2015	As of December 31, 2014
	(in thousands)
Accrued drilling, completion and facility costs	$54,312	$68,124
Accrued lease operating, gathering, transportation and processing expenses	10,650	12,526
Accrued general and administrative expenses	8,214	8,482
Accrued interest payable	13,914	14,284
Accrued payables for property sales	97	16,296
Trade payables and other	5,670	6,540
Total accounts payable and accrued liabilities	$92,857	$126,252

Environmental Liabilities. Environmental expenditures that relate to an existing condition caused by past operations and that do not contribute to current or future revenue generation are expensed. Environmental liabilities are accrued when environmental assessments and/or clean-ups are probable, and the costs can be reasonably estimated.

Revenue Recognition. Oil, gas and NGL revenues are recognized when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred and title has transferred, and collectability of the revenue is reasonably assured. The Company uses the sales method to account for gas and NGL imbalances. Under this method, revenues are recorded on the basis of gas and NGLs actually sold by the Company. In addition, the Company records revenues for its share of gas and NGLs sold by other owners that cannot be volumetrically balanced in the future due to insufficient remaining reserves. The Company also reduces revenues for other owners' volumetric share of gas and NGLs sold by the Company that cannot be volumetrically balanced in the future due to insufficient remaining reserves. The Company's remaining over- and under-produced gas and NGLs balancing positions are taken into account in determining the Company's proved oil, gas and NGL reserves. Imbalances at June 30, 2015 and 2014 were not material.

Derivative Instruments and Hedging Activities. The Company periodically uses derivative financial instruments to achieve a more predictable cash flow from its oil, natural gas and NGL sales by reducing its exposure to price fluctuations. Derivative instruments are recorded at fair market value and are included in the Unaudited Consolidated Balance Sheets as assets or liabilities and in the Unaudited Consolidated Statements of Operations as commodity derivative gain (loss).

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

The Company accounts for uncertainty in income taxes for tax positions taken or expected to be taken in a tax return. Only tax positions that meet the more-likely-than-not recognition threshold are recognized. The Company does not have any uncertain tax positions recorded as of June 30, 2015.

Earnings/Loss Per Share. Basic net income (loss) per common share is calculated by dividing net income (loss) attributable to common stock by the weighted average number of common shares outstanding during each period. Diluted net income per common share is calculated by dividing net income attributable to common stock by the weighted average number of common shares outstanding and other dilutive securities. Potentially dilutive securities for the diluted net income per common share calculations consist of nonvested equity shares of common stock, in-the-money outstanding stock options to purchase the Company's common stock and shares into which the Convertible Notes are convertible. No potential common shares are included in the computation of any diluted per share amount when a net loss exists, as was the case for the three and six months ended June 30, 2015 and 2014.

The following table sets forth the calculation of basic and diluted income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands, except per share amounts)
Net income (loss)	$(44,581)	$(26,586)	$(56,312)	$(39,335)
Basic weighted-average common shares outstanding in period	48,299	47,997	48,249	47,944
Add dilutive effects of stock options and nonvested equity shares of common stock	—	—	—	—
Diluted weighted-average common shares outstanding in period	48,299	47,997	48,249	47,944
Basic net income (loss) per common share	$(0.92)	$(0.55)	$(1.17)	$(0.82)
Diluted net income (loss) per common share	$(0.92)	$(0.55)	$(1.17)	$(0.82)

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The objective of this update is to clarify the principles for recognizing revenue and to develop a common revenue standard. In July 2015, the FASB issued a one year deferral of this standard changing the effective date to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company is currently evaluating the impact of adopting this standard.

3. Supplemental Disclosures of Cash Flow Information

Supplemental cash flow information is as follows:

	Six Months Ended June 30,
	2015	2014
	(in thousands)
Cash paid for interest	$30,839	$33,173
Cash paid for income taxes	1,052	1
Supplemental disclosures of non-cash investing and financing activities:
Accrued liabilities - oil and gas properties	56,654	82,782
Accrued liabilities - equity offering costs	624	—
Change in asset retirement obligations, net of disposals	(138)	3,195
Retirement of treasury stock	(1,015)	(2,049)

4. Long-Term Debt

The Company's outstanding debt is summarized below:

		As of June 30, 2015			As of December 31, 2014
	Maturity Date	Principal	Unamortized Discount	Carrying Amount	Principal	Unamortized Discount	Carrying Amount
		(in thousands)
Amended Credit Facility	April 9, 2020	$—	$—	$—	$—	$—	$—
Convertible Notes (1)	March 15, 2028 (2)	579	—	579	25,344	—	25,344
7.625% Senior Notes (3)	October 1, 2019	400,000	—	400,000	400,000	—	400,000
7.0% Senior Notes (4)	October 15, 2022	400,000	—	400,000	400,000	—	400,000
Lease Financing Obligation (5)	August 10, 2020	3,437	—	3,437	3,648	—	3,648
Total Debt		$804,016	$—	$804,016	$828,992	$—	$828,992
Less: Current Portion of Long-Term Debt (6)		1,012	—	1,012	25,770	—	25,770
Total Long-Term Debt		$803,004	$—	$803,004	$803,222	$—	$803,222

(1)
The aggregate estimated fair value of the Convertible Notes was approximately $0.6 million and $25.1 million as of June 30, 2015 and December 31, 2014, respectively, based on reported market trades of these instruments. On March 20, 2015, the holders put 98% of the Convertible Notes to the Company, leaving $0.6 million principal amount remaining.

(2)
The Company has the right at any time, with at least 30 days' notice, to call the remaining Convertible Notes, and the holders have the right to require the Company to purchase the notes on each of March 20, 2018 and March 20, 2023.

(3)
The aggregate estimated fair value of the 7.625% Senior Notes was approximately $382.9 million and $359.8 million as of June 30, 2015 and December 31, 2014, respectively, based on reported market trades of these instruments.

(4)
The aggregate estimated fair value of the 7.0% Senior Notes was approximately $361.0 million and $366.0 million as of June 30, 2015 and December 31, 2014, respectively, based on reported market trades of these instruments.

(5)
The aggregate estimated fair value of the Lease Financing Obligation was approximately $3.3 million as of June 30, 2015 and $3.5 million as of December 31, 2014. Because there is no active, public market for the Lease Financing Obligation, the aggregate estimated fair value was based on market-based parameters of comparable term secured financing instruments.

(6)	The current portion of the long-term debt as of June 30, 2015 and December 31, 2014 includes the current portion of the Lease Financing Obligation and the principal amount of the Convertible Notes.

Amended Credit Facility

On April 9, 2015, the Company entered into a Third Amendment (the "Third Amendment") to the Third Amended and Restated Credit Agreement dated March 16, 2010 (the "Amended Credit Facility"). The Third Amendment amended the definition of "Maturity Date" in the Amended Credit Facility to mean the earliest of (a) April 9, 2020 or (b) the date 181 days prior to the maturity of certain unsecured senior or senior subordinated debt of the Company in existence as of the date of the Third Amendment or that may be incurred by the Company as of a future date, or any permitted refinancing debt in respect thereof. The Amended Credit Facility currently has commitments and a borrowing base of $375.0 million from 13 lenders. Due to the Third Amendment, the Company recognized interest expense of $1.6 million and a loss on extinguishment of debt of $0.8 million on the Unaudited Consolidated Statements of Operations related to deferred financing charges during the three and six months ended June 30, 2015. As of June 30, 2015, the Company had no amounts outstanding under the Amended Credit Facility. As credit support for future payment under a contractual obligation, a $26.0 million letter of credit was issued under the Amended Credit Facility, which reduced the available borrowing capacity of the Amended Credit Facility as of June 30, 2015 to $349.0 million.

Interest rates are LIBOR plus applicable margins of 1.5% to 2.5% or ABR plus 0.5% to 1.5% and the unused commitment fee is between 0.375% and 0.5% based on borrowing base utilization. The average annual interest rate incurred on the Amended Credit Facility was 1.9% and 1.8% for the three and six months ended June 30, 2014, respectively.

The borrowing base is required to be re-determined twice per year, on or about April 1 and October 1. Future semi-annual borrowing bases will be computed based on proved oil, natural gas and NGL reserves, hedge positions and estimated future cash flows from those reserves calculated using future commodity pricing provided by our lenders, as well as any other outstanding debt of the Company.

The Amended Credit Facility contains certain financial covenants. The Company is currently in compliance with all financial covenants and has complied with all financial covenants from the time it entered into the facility.

5% Convertible Senior Notes Due 2028

On March 12, 2008, the Company issued $172.5 million aggregate principal amount of Convertible Notes. On March 20, 2012, $147.2 million of the outstanding principal amount, or approximately 85% of the outstanding Convertible Notes, were put to the Company and redeemed by the Company at par. On March 20, 2015, $24.8 million of the remaining outstanding principal amount, or approximately 98% of the remaining outstanding Convertible Notes, were put to the Company and redeemed by the Company at par. The Company settled the notes in cash and recognized a gain on extinguishment of $2.6 million in the Unaudited Consolidated Statements of Operations for the six months ended June 30, 2015. After the redemption, $0.6 million aggregate principal amount of the Convertible Notes were outstanding as of June 30, 2015. The Convertible Notes mature on March 15, 2028, unless earlier converted, redeemed or purchased by the Company. The Convertible Notes are senior unsecured obligations and rank equal in right of payment to all of the Company's existing and future senior unsecured indebtedness, are senior in right of payment to all of the Company's future subordinated indebtedness, and are effectively subordinated to all of the Company's secured indebtedness with respect to the collateral securing such indebtedness. The Convertible Notes are structurally subordinated to all present and future secured and unsecured debt and other obligations of the Company's subsidiaries. The Convertible Notes are fully and unconditionally guaranteed by the subsidiaries that guarantee the Company's indebtedness under the Amended Credit Facility, the 7.625% Senior Notes and the 7.0% Senior Notes.

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

7.625% Senior Notes Due 2019

On September 27, 2011, the Company issued $400.0 million in principal amount of 7.625% Senior Notes due 2019 at par. The 7.625% Senior Notes mature on October 1, 2019. Interest is payable in arrears semi-annually on April 1 and October 1 of each year. The 7.625% Senior Notes are senior unsecured obligations of the Company and rank equal in right of payment with all of the Company's other existing and future senior unsecured indebtedness, including the Convertible Notes and 7.0% Senior Notes. The 7.625% Senior Notes are redeemable at the Company's option beginning on October 1, 2015 at an initial redemption price of 103.813% of the principal amount of the notes. The 7.625% Senior Notes are fully and unconditionally guaranteed by the subsidiaries that guarantee the Company's indebtedness under the Amended Credit Facility, the Convertible Notes and the 7.0% Senior Notes. The 7.625% Senior Notes include certain covenants that limit the Company's ability to incur additional indebtedness, make restricted payments, create liens or sell assets and that generally prohibit the Company from paying dividends. The Company is currently in compliance with all financial covenants and has complied with all financial covenants since issuance.

7.0% Senior Notes Due 2022

On March 12, 2012, the Company issued $400.0 million in aggregate principal amount of 7.0% Senior Notes due 2022 at par. The 7.0% Senior Notes mature on October 15, 2022. Interest is payable in arrears semi-annually on April 15 and October 15 of each year. The 7.0% Senior Notes are senior unsecured obligations and rank equal in right of payment with all of the Company's other existing and future senior unsecured indebtedness, including the Convertible Notes and 7.625% Senior Notes. The 7.0% Senior Notes are redeemable at the Company's option beginning on October 15, 2017 at an initial redemption price of 103.5% of the principal amount of the notes. The 7.0% Senior Notes are fully and unconditionally guaranteed by the subsidiaries that guarantee the Company's indebtedness under the Amended Credit Facility, the Convertible Notes and the 7.625% Senior Notes. The 7.0% Senior Notes include certain covenants that limit the Company's ability to incur additional indebtedness, make restricted payments, create liens or sell assets and that generally prohibit the Company from paying dividends. The Company is currently in compliance with all financial covenants and has complied with all financial covenants since issuance.

Lease Financing Obligation Due 2020

The Company has a lease financing obligation with a balance of $3.4 million as of June 30, 2015 whereby the Company sold and subsequently leased back the existing compressors and related facilities owned by the Company. The Lease Financing Obligation expires on August 10, 2020, and the Company has the option to purchase the equipment at the end of the lease term for the then current fair market value. The Lease Financing Obligation also contains an early buyout option pursuant to which the Company may purchase the equipment for $1.8 million on February 10, 2019. The lease payments related to the equipment are recognized as principal and interest expense based on a weighted average implicit interest rate of 3.3%. See Note 11 for discussion of aggregate minimum future lease payments.

The following table summarizes, for the periods indicated, the cash or accrued portion of interest expense related to the Amended Credit Facility, the outstanding Convertible Notes, the 7.625% Senior Notes, the 7.0% Senior Notes and the Lease Financing Obligation along with the non-cash portion resulting from the amortization of the debt discount and transaction costs through interest expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Amended Credit Facility (1)
Cash interest	$437	$1,543	$870	$2,621
Non-cash interest (2)	$1,783	$585	$2,369	$1,171
Convertible Notes (3)
Cash interest	$10	$324	$286	$634
Non-cash interest	$2	$2	$5	$3
7.625% Senior Notes (4)
Cash interest	$7,625	$7,625	$15,250	$15,250
Non-cash interest	$273	$272	$546	$544
7.0% Senior Notes (5)
Cash interest	$7,000	$7,000	$14,000	$14,000
Non-cash interest	$204	$203	$408	$406
Lease Financing Obligation (6)
Cash interest	$28	$255	$57	$517
Non-cash interest	$24	$4	$24	$8

(1)	Cash interest includes amounts related to interest and commitment fees incurred on the Amended Credit Facility and participation and fronting fees paid on the letter of credit.

(2)	The three and six months ended June 30, 2015 includes $1.6 million related to amending the credit facility during the three months ended June 30, 2015.

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

(6)
The effective interest rate for the Lease Financing Obligation is 3.3% per annum. The decrease in cash interest for the three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014 was due to obligations transferring with the sale of natural gas assets in the Piceance Basin during the third quarter of 2014.

5. Asset Retirement Obligations

A reconciliation of the Company's asset retirement obligations for the six months ended June 30, 2015 is as follows (in thousands):

As of December 31, 2014	$22,852
Liabilities incurred	717
Liabilities settled	(110)
Disposition of properties	(745)
Accretion expense	724
Revisions to estimate	—
As of June 30, 2015	$23,438
Less: Current asset retirement obligations	1,580
Long-term asset retirement obligations	$21,858

6. Fair Value Measurements

Assets and Liabilities Measured on a Recurring Basis

The Company's financial instruments, including cash and cash equivalents, accounts and notes receivable and accounts payable are carried at cost, which approximates fair value due to the short-term maturity of these instruments. The recorded value of the Amended Credit Facility, as discussed in Note 4, approximates its fair value due to its floating rate structure based on the LIBOR spread and the Company's borrowing base utilization.

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

	As of June 30, 2015
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Deferred Compensation Plan	$1,123	$—	$—	$1,123
Cash Equivalents	53	—	—	53
Commodity Derivatives	—	118,859	—	118,859

	As of December 31, 2014
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Deferred Compensation Plan	$1,069	$—	$—	$1,069
Cash Equivalents	75,066	—	—	75,066
Commodity Derivatives	—	195,176	—	195,176
Liabilities
Commodity Derivatives	$—	$200	$—	$200

The commodity derivatives reflected in the table above and in the Unaudited Consolidated Balance Sheets have been adjusted for non-performance risk. For applicable financial assets carried at fair value, the credit standing of the counterparties is analyzed and factored into the fair value measurement of those assets. In addition, the fair value measurement of a liability has been adjusted to reflect the nonperformance risk of the Company. The following methods and assumptions were used to estimate the fair values of the assets and liabilities in the table above.

Level 1 Fair Value Measurements – The Company maintains a non-qualified deferred compensation plan which allows certain management employees to defer receipt of a portion of their compensation. The Company maintains assets for the deferred compensation plan in a rabbi trust. The assets of the rabbi trust are invested in publicly traded mutual funds and are recorded in other current and other long-term assets in the Unaudited Consolidated Balance Sheets. The highly liquid cash equivalents are recorded at carrying value, which approximates fair value, which represent Level 1 inputs. The deferred compensation plan financial assets are reported at fair value based on active market quotes, which represent Level 1 inputs. The fair values of the Company's fixed rate 7.625% Senior Notes and 7.0% Senior Notes totaled $743.9 million as of June 30, 2015. The fair values of the Company's fixed rate 7.625% Senior Notes and 7.0% Senior Notes totaled $725.8 million as of December 31, 2014. The fair values of the Company's fixed rate Senior Notes are based on active market quotes, which represent Level 1 inputs.

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

There is no active, public market for the Amended Credit Facility, Convertible Notes or Lease Financing Obligation. The Amended Credit Facility had a balance of zero as of June 30, 2015 and December 31, 2014. The Convertible Notes fair value of $0.6 million and $25.1 million as of June 30, 2015 and December 31, 2014, respectively, are measured based on market-based parameters of the various components of the Convertible Notes and over the counter trades. The Lease Financing Obligation fair values of $3.3 million and $3.5 million as of June 30, 2015 and December 31, 2014, respectively, are measured based on market-based parameters of comparable term secured financing instruments. The fair value measurements for the Amended Credit Facility, Convertible Notes and Lease Financing Obligation represent Level 2 inputs.

Level 3 Fair Value Measurements – As of June 30, 2015 and December 31, 2014, the Company did not have assets or liabilities that were measured on a recurring basis classified under a Level 3 fair value hierarchy.

Assets and Liabilities Measured on a Non-recurring Basis – The Company utilizes fair value on a non-recurring basis to perform impairment tests on its property and equipment when required. The inputs used to determine such fair value are primarily based upon internally developed cash flow models and are classified within Level 3. See Note 2 for details related to impairment expense recognized during the three and six months ended June 30, 2015 and 2014.

7. Derivative Instruments

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

	As of June 30, 2015
Balance Sheet	Gross Amounts of Recognized Derivative Assets	Gross Amounts Offset in the Balance Sheet		Net Amounts of Derivative Assets Presented in the Balance Sheet
	(in thousands)
Derivative assets (current)	$90,836	$—		$90,836
Derivative assets (noncurrent)	28,023	—		28,023
Total derivative assets	$118,859	$—		$118,859

	As of December 31, 2014
Balance Sheet	Gross Amounts of Recognized Derivative Assets	Gross Amounts Offset in the Balance Sheet		Net Amounts of Derivative Assets Presented in the Balance Sheet
	(in thousands)
Derivative assets (current)	$145,426	$(200)	(1)	$145,226
Derivative assets (noncurrent)	49,750	—		49,750
Total derivative assets	$195,176	$(200)		$194,976
	Gross Amounts of Recognized Derivative Liabilities	Gross Amounts Offset in the Balance Sheet		Net Amounts of Derivative Liabilities Presented in the Balance Sheet
	(in thousands)
Derivative liabilities	$(200)	$200	(2)	$—
Total derivative liabilities	$(200)	$200		$—

(1)	Amounts are netted against derivative asset balances with the same counterparty, and therefore, are presented as a net asset on the Unaudited Consolidated Balance Sheets.

(2)	Amounts are netted against derivative liability balances with the same counterparty, and therefore, are presented as a net liability on the Unaudited Consolidated Balance Sheets.

As of June 30, 2015, the Company had financial derivative instruments in place related to the sale of a portion of the Company's production for the following volumes for the periods indicated:

	July – December 2015		For the year 2016		For the year 2017
	Derivative Volumes	Weighted Average Price	Derivative Volumes	Weighted Average Price	Derivative Volumes	Weighted Average Price
Oil (Bbls)	1,987,200	$89.81	2,478,600	$80.47	683,250	$75.61
Natural Gas (MMbtu)	3,680,000	$4.13	1,830,000	$4.10	—	$—

The table below summarizes the commodity derivative gains and losses the Company recognized related to its oil, gas and NGL derivative instruments for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Commodity derivative gain (loss) settlements on derivatives designated as cash flow hedges (1)	$—	$382	$—	$538
Total commodity derivative gain (loss) (2)	(27,657)	(46,775)	6,781	(71,930)

(1)	Included in oil, gas and NGL production revenues in the Unaudited Consolidated Statements of Operations.

(2)	Included in commodity derivative gain (loss) in the Unaudited Consolidated Statements of Operations.

The Company's derivative financial instruments are generally executed with major financial or commodities trading institutions that expose the Company to market and credit risks and may, at times, be concentrated with certain counterparties or groups of counterparties. The Company had derivatives in place with eight different counterparties as of June 30, 2015. Although notional amounts are used to express the volume of these contracts, the amounts potentially subject to credit risk, in the event of non-performance by the counterparties, are substantially smaller. The creditworthiness of counterparties is subject to continual review by management, and the Company believes all of these institutions currently are acceptable credit risks. Full performance is anticipated, and the Company has no past due receivables from any of its counterparties.

It is the Company's policy to enter into derivative contracts with counterparties that are lenders in the Amended Credit Facility, affiliates of lenders in the Amended Credit Facility or potential lenders in the Amended Credit Facility. The Company's derivative contracts are documented using an industry standard contract known as a Schedule to the Master Agreement and International Swaps and Derivative Association, Inc. ("ISDA") Master Agreement or other contracts. Typical terms for these contracts include credit support requirements, cross default provisions, termination events and set-off provisions. The Company is not required to provide any credit support to its counterparties other than cross collateralization with the properties securing the Amended Credit Facility. The Company has set-off provisions in its derivative contracts with lenders under its Amended Credit Facility which, in the event of a counterparty default, allow the Company to set-off amounts owed to the defaulting counterparty under the Amended Credit Facility or other obligations against monies owed to the Company under the derivative contracts. Where the counterparty is not a lender under the Company's Amended Credit Facility, it may not be able to set-off amounts owed by the Company under the Amended Credit Facility, even if such counterparty is an affiliate of a lender under such facility. The Company does not have any derivative balances that are offset by cash collateral.

8. Income Taxes

The Company accounts for uncertainty in income taxes for tax positions taken or expected to be taken in a tax return in accordance with the FASB’s rules on income taxes. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities. During the three and six months ended June 30, 2015, the Company had no uncertain tax positions.

The Company’s policy is to classify accrued penalties and interest related to unrecognized tax benefits in the Company’s income tax provision. The Company did not record any accrued interest or penalties associated with unrecognized tax benefits during the three and six months ended June 30, 2015 and 2014.

Income tax benefit for the three and six months ended June 30, 2015 and 2014 differs from the amounts that would be provided by applying the U.S. federal income tax rate to income before income taxes principally due to the effect of stock-based compensation, political lobbying expense, political contributions, nondeductible officer compensation and state income taxes.

9. Equity Incentive Compensation Plans and Other Long-term Incentive Programs

The Company maintains various stock-based compensation plans and other employee benefits as discussed below. Stock-based compensation is measured at the grant date based on the value of the awards, and the fair value is recognized on a straight-line basis over the requisite service period (usually the vesting period).

The following table presents the non-cash stock-based compensation related to equity awards for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Common stock options	$149	$497	$391	$1,126
Nonvested common stock	1,617	1,548	3,191	3,219
Nonvested common stock units	268	260	529	509
Nonvested performance-based shares	523	146	953	964
Total	$2,557	$2,451	$5,064	$5,818

Unrecognized compensation cost as of June 30, 2015 was $16.5 million related to grants of nonvested stock options and nonvested shares of common stock that are expected to be recognized over a weighted-average period of 2.3 years.

Nonvested Shares. The following table presents the equity awards granted pursuant to the Company's various stock compensation plans:

	Three Months Ended June 30, 2015		Three Months Ended June 30, 2014
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested common stock	9,530	$9.30	23,626	$23.91
Nonvested common stock units	122,729	$8.71	700	$26.78
Nonvested performance-based shares	—	$—	44,540	$20.92
Total shares granted	132,259		68,866

	Six Months Ended June 30, 2015		Six Months Ended June 30, 2014
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested common stock	632,139	$12.26	489,940	$22.54
Nonvested common stock units	124,988	$8.70	1,432	$26.18
Nonvested performance-based shares	—	$—	293,115	$19.81
Total shares granted	757,127		784,487

Performance Cash Program

2015 Program. In February 2015, the Compensation Committee approved a performance cash program (the "2015 Program") granting performance cash units that will settle in cash. The performance-based awards contingently vest in May 2018, depending on the level at which the performance goals are achieved. The performance goals, which will be measured over the three year period ending December 31, 2017, consist of the Company's total shareholder return ("TSR") ranking relative to a defined peer group's individual TSRs ("Relative TSR") (weighted at 60%) and the percentage change in discretionary cash flow per debt adjusted share relative to a defined peer group's percentage calculation ("DCF per Debt Adjusted Share") (weighted at 40%). The Relative TSR and DCF per Debt Adjusted Share goals will vest at 25% or 50% of the total award for performance met at the threshold level, 100% at the target level and 200% at the stretch level. If the actual results for a metric are between the threshold and target levels or between the target and stretch levels, the vested number of units will be prorated based on the actual results compared to the threshold, target and stretch goals. If the threshold metrics are not met, no units will vest. In any event, the total number of units that could vest will not exceed 200% of the original number of performance cash units granted. At the end of the three year vesting period, any units that have not vested will be forfeited. A total of 405,836 units were granted under this program during the six months ended June 30, 2015. The Company recognized $0.4 million in derivatives and other noncurrent liabilities on the Unaudited Consolidated Balance Sheets as of June 30, 2015 and $0.1 million and $0.4 million in general and administrative expense on the Unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2015, respectively, for the 2015 Program.

10. Equity Distribution Agreement

On June 10, 2015, the Company entered into an Equity Distribution Agreement (the "Agreement") with Goldman, Sachs and Co. (the "Manager"). Pursuant to the terms of the Agreement, the Company may sell, from time to time through or to the

Manager, shares of its common stock having an aggregate gross sales price of up to $100.0 million. Sales of the shares, if any, will be made by means of ordinary brokers' transactions through the facilities of the New York Stock Exchange, at market prices, in block transactions, to or through a market maker, through an electronic communications network or as otherwise agreed by the Company and the Manager. As of June 30, 2015, no shares have been sold pursuant to the Agreement.

11. Commitments and Contingencies

Lease Financing Obligation. The Company has a Lease Financing Obligation with Bank of America Leasing & Capital, LLC as the lead bank as discussed in Note 4. The aggregate undiscounted minimum future lease payments, including both principal and interest components, are presented below:

As of June 30, 2015
(in thousands)
2015	$269
2016	537
2017	537
2018	537
2019	1,825
Thereafter	—
Total	$3,705

Transportation Charges. The Company entered into two firm transportation contracts to provide capacity on natural gas pipeline systems. The remaining term on these contracts is six years. The contracts require the Company to pay transportation charges regardless of the amount of pipeline capacity utilized by the Company. Beginning October 1, 2014, these transportation costs were excluded from gathering, transportation and processing expense and included in unused commitments expense in the Unaudited Consolidated Statements of Operations. As a result of previous divestitures during 2013 and 2014, the Company will likely not utilize the firm capacity on the natural gas pipelines.

The amounts in the table below represent the Company's future minimum transportation charges.

As of June 30, 2015
(in thousands)
2015	$8,961
2016	18,692
2017	18,692
2018	18,692
2019	18,692
Thereafter	29,595
Total	$113,324

Purchase Commitments. The Company has one take-or-pay purchase agreement for supply of carbon dioxide ("CO2"), which has a total financial commitment of $1.5 million. The CO2 is for use in fracture stimulation operations. Under this contract, the Company is obligated to purchase a minimum volume of CO2 at a set price. If the Company takes delivery of less than the minimum required amount, the Company is responsible for full payment (deficiency payment) in December 2015.

Lease and Other Commitments. The Company leases office space, vehicles and certain equipment under non-cancelable operating leases. Additionally, the Company has entered into various long-term agreements for telecommunication services.

The Company entered into a sales throughput contract in the South Altamont area of the Uinta Oil Basin. Under this contract, the Company is obligated to sell and deliver a minimum volume commitment ("MVC") of 450.0 MMcf for the period of December 1, 2014 to November 30, 2015. If the minimum volume is not delivered, the Company must make a deficiency payment in an amount up to $0.8 million. This contract replaces the initial capital expenditures associated with the connection of South Altamont wells that would otherwise be incurred as connected. As of June 30, 2015, the Company had satisfied approximately 132.4 MMcf of this commitment, resulting in an estimated deficiency payment of up to $0.5 million due

December 1, 2015. The deficiency amounts associated with this contract are included in gathering, transportation and processing expense in the Unaudited Consolidated Statements of Operations.

Future minimum annual payments under lease and other agreements are as follows:

As of June 30, 2015
(in thousands)
2015	$2,235
2016	2,875
2017	2,747
2018	2,530
2019	632
Thereafter	—
Total	$11,019

Litigation. The Company is subject to litigation, claims and governmental and regulatory proceedings arising in the ordinary course of business. It is the opinion of the Company's management that current claims and litigation involving the Company are not likely to have a material adverse effect on its Unaudited Consolidated Balance Sheet, Cash Flows or Statements of Operations.

12. Guarantor Subsidiaries

In addition to the Amended Credit Facility, the 7.625% Senior Notes, 7.0% Senior Notes and Convertible Notes, which are registered securities, are jointly and severally guaranteed on a full and unconditional basis by the Company's 100% owned subsidiaries ("Guarantor Subsidiaries"). Presented below are the Company's unaudited condensed consolidating balance sheets, statements of operations, statements of other comprehensive income (loss) and statements of cash flows, as required by the Securities and Exchange Commission ("SEC") Rule 3-10 of Regulation S-X.

During the six months ended June 30, 2014, Bill Barrett Corporation, as parent, merged two of the Company's 100% owned subsidiaries, CBM Production Company and GB Acquisition Corporation, into the parent company. During the six months ended June 30, 2015, Bill Barrett Corporation, as parent, merged another 100% owned subsidiary, Elk Production Uintah, LLC, into the parent company. The unaudited condensed consolidating financial statements reflect the new guarantor structure for all periods presented.

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

Condensed Consolidating Balance Sheets

	As of June 30, 2015
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Assets:
Current assets	$243,394	$53	$—	$243,447
Property and equipment, net	1,781,495	21,374	—	1,802,869
Intercompany receivable (payable)	21,267	(21,267)	—	—
Investment in subsidiaries	96	—	(96)	—
Noncurrent assets	41,385	—	—	41,385
Total assets	$2,087,637	$160	$(96)	$2,087,701
Liabilities and Stockholders' Equity:
Current liabilities	$175,400	$15	$—	$175,415
Long-term debt	803,004	—	—	803,004
Deferred income taxes	108,136	—	—	108,136
Other noncurrent liabilities	25,102	49	—	25,151
Stockholders' equity	975,995	96	(96)	975,995
Total liabilities and stockholders' equity	$2,087,637	$160	$(96)	$2,087,701

	As of December 31, 2014
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Assets:
Current assets	$426,103	$2	$—	$426,105
Property and equipment, net	1,730,074	23,047	—	1,753,121
Intercompany receivable (payable)	22,840	(22,840)	—	—
Investment in subsidiaries	163	—	(163)	—
Noncurrent assets	65,258	—	—	65,258
Total assets	$2,244,438	$209	$(163)	$2,244,484
Liabilities and Stockholders' Equity:
Current liabilities	$264,687	$—	$—	$264,687
Long-term debt	803,222	—	—	803,222
Deferred income taxes	122,350	—	—	122,350
Other noncurrent liabilities	24,691	46	—	24,737
Stockholders' equity	1,029,488	163	(163)	1,029,488
Total liabilities and stockholders' equity	$2,244,438	$209	$(163)	$2,244,484

Condensed Consolidating Statements of Operations

	Three Months Ended June 30, 2015
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Operating and other revenues	$62,505	$113	$—	$62,618
Operating expenses	(73,596)	(157)	—	(73,753)
General and administrative	(14,672)	—	—	(14,672)
Interest income and other income (expense)	(45,721)	—	—	(45,721)
Income (loss) before income taxes and equity in earnings of subsidiaries	(71,484)	(44)	—	(71,528)
(Provision for) Benefit from income taxes	26,947	—	—	26,947
Equity in earnings (loss) of subsidiaries	(44)	—	44	—
Net income (loss)	$(44,581)	$(44)	$44	$(44,581)

	Six Months Ended June 30, 2015
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Operating and other revenues	$111,401	$251	$—	$111,652
Operating expenses	(148,594)	(318)	—	(148,912)
General and administrative	(28,001)	—	—	(28,001)
Interest income and other income (expense)	(24,871)	—	—	(24,871)
Income (loss) before income taxes and equity in earnings of subsidiaries	(90,065)	(67)	—	(90,132)
(Provision for) Benefit from income taxes	33,820	—	—	33,820
Equity in earnings (loss) of subsidiaries	(67)	—	67	—
Net income (loss)	$(56,312)	$(67)	$67	$(56,312)

	Three Months Ended June 30, 2014
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Operating and other revenues	$145,004	$4	$—	$145,008
Operating expenses	(104,014)	(59)	—	(104,073)
General and administrative	(14,521)	—	—	(14,521)
Interest and other income (expense)	(64,279)	35	—	(64,244)
Income (loss) before income taxes and equity in earnings of subsidiaries	(37,810)	(20)	—	(37,830)
(Provision for) Benefit from income taxes	11,244	—	—	11,244
Equity in earnings of subsidiaries	(20)	—	20	—
Net income (loss)	$(26,586)	$(20)	$20	$(26,586)

	Six Months Ended June 30, 2014
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Operating and other revenues	$272,705	$(9)	$—	$272,696
Operating expenses	(197,007)	(130)	—	(197,137)
General and administrative	(29,928)	—	—	(29,928)
Interest and other income (expense)	(106,490)	35	—	(106,455)
Income (loss) before income taxes and equity in earnings of subsidiaries	(60,720)	(104)	—	(60,824)
(Provision for) Benefit from income taxes	21,489	—	—	21,489
Equity in earnings (loss) of subsidiaries	(104)	—	104	—
Net income (loss)	$(39,335)	$(104)	$104	$(39,335)

Condensed Consolidating Statements of Comprehensive Income (Loss)

	Three Months Ended June 30, 2015
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Net income (loss)	$(44,581)	$(44)	$44	$(44,581)
Other Comprehensive Income (Loss), net of tax:
Effect of derivative financial instruments	—	—	—	—
Other comprehensive income (loss)	—	—	—	—
Comprehensive income (loss)	$(44,581)	$(44)	$44	$(44,581)

	Six Months Ended June 30, 2015
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Net income (loss)	$(56,312)	$(67)	$67	$(56,312)
Other Comprehensive Income (Loss), net of tax:
Effect of derivative financial instruments	—	—	—	—
Other comprehensive income (loss)	—	—	—	—
Comprehensive income (loss)	$(56,312)	$(67)	$67	$(56,312)

	Three Months Ended June 30, 2014
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Net income (loss)	$(26,586)	$(20)	$20	$(26,586)
Other Comprehensive Income (Loss), net of tax:
Effect of derivative financial instruments	(239)	—	—	(239)
Other comprehensive income (loss)	(239)	—	—	(239)
Comprehensive income (loss)	$(26,825)	$(20)	$20	$(26,825)

	Six Months Ended June 30, 2014
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Net income (loss)	$(39,335)	$(104)	$104	$(39,335)
Other Comprehensive Income (Loss), net of tax:
Effect of derivative financial instruments	(336)	—	—	(336)
Other comprehensive income (loss)	(336)	—	—	(336)
Comprehensive income (loss)	$(39,671)	$(104)	$104	$(39,671)

Condensed Consolidating Statements of Cash Flows

	Six Months Ended June 30, 2015
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities	$90,952	$189	$—	$91,141
Cash flows from investing activities:
Additions to oil and gas properties, including acquisitions	(195,492)	1,369	—	(194,123)
Additions to furniture, fixtures and other	(878)	—	—	(878)
Proceeds from sale of properties and other investing activities	66,518	—	—	66,518
Cash paid for short-term investments	(114,883)	—	—	(114,883)
Proceeds from sale of short-term investments	50,000	—	—	50,000
Intercompany transfers	1,558	—	(1,558)	—
Cash flows from financing activities:
Proceeds from debt	—	—	—	—
Principal payments on debt	(24,976)	—	—	(24,976)
Intercompany transfers	—	(1,558)	1,558	—
Other financing activities	(2,821)	—	—	(2,821)
Change in cash and cash equivalents	(130,022)	—	—	(130,022)
Beginning cash and cash equivalents	165,904	—	—	165,904
Ending cash and cash equivalents	$35,882	$—	$—	$35,882

	Six Months Ended June 30, 2014
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities	$127,382	$36	$—	$127,418
Cash flows from investing activities:
Additions to oil and gas properties, including acquisitions	(260,783)	(3,562)	—	(264,345)
Additions to furniture, fixtures and other	(856)	—	—	(856)
Proceeds from sale of properties and other investing activities	7,640	535	—	8,175
Intercompany transfers	(2,991)	—	2,991	—
Cash flows from financing activities:
Proceeds from debt	135,000	—	—	135,000
Principal payments on debt	(2,285)	—	—	(2,285)
Intercompany transfers	—	2,991	(2,991)	—
Other financing activities	(1,923)	—	—	(1,923)
Change in cash and cash equivalents	1,184	—	—	1,184
Beginning cash and cash equivalents	54,595	—	—	54,595
Ending cash and cash equivalents	$55,779	$—	$—	$55,779

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements as to our future plans, estimates, beliefs and expected performance. Forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, risks and uncertainties relating to:

•	potential failure to achieve expected production from existing and future exploration or development projects or acquisitions;

•	volatility of market prices received for oil, natural gas and natural gas liquids ("NGLs"), and the risk of a prolonged period of depressed prices;

•	derivative and hedging activities;

•	legislative, judicial or regulatory changes including initiatives related to drilling and completion techniques such as hydraulic fracturing;

•	solely operating in the Rocky Mountain region;

•	compliance with environmental and other regulations;

•	economic and competitive conditions;

•	occurrence of property divestitures or acquisitions;

•	costs and availability of third party facilities for gathering, processing, refining and transportation;

•	future processing volumes and pipeline throughput;

•	impact of health and safety issues on operations;

•	operational risks, including industrial accidents and natural disasters;

•	reductions in the borrowing base under our amended revolving credit facility (the "Amended Credit Facility");

•	debt and equity market conditions;

•	ability to receive drilling and other permits, regulatory approvals and required surface access and rights of way;

•	higher than expected costs and expenses including production, drilling and well equipment costs;

•	declines in the values of our oil and natural gas properties resulting in impairments;

•	changes in estimates of proved reserves;

•	the potential for production decline rates from our wells to be greater than we expect;

•	ability to replace natural production declines with acquisitions, new drilling or recompletion activities;

•	exploration risks such as drilling unsuccessful wells;

•	capital expenditures and other contractual obligations;

•
liabilities resulting from litigation concerning alleged damages related to environmental issues, pollution, contamination, personal injury, royalties, marketing, title to properties, validity of leases, or other matters that may not be covered by an effective indemnity or insurance;

•	changes in tax laws and statutory tax rates; and

•
other uncertainties, including those factors discussed below and in our Annual Report on Form 10-K for the year ended December 31, 2014 under the "Cautionary Note Regarding Forward-Looking Statements" and "Risk Factors" sections and in Item 1A, "Risk Factors" of this Quarterly Report on Form 10-Q, all of which are difficult to predict.

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

Commodity prices are inherently volatile and are influenced by many factors outside of our control. We plan our activities and capital budget using internally generated management estimates regarding sales price assumptions and our existing hedge position. Our strategic objective is to hedge 50% to 70% of our anticipated production on a forward 12-month to 18-month basis using a combination of swaps and other financial derivative instruments. We currently have hedged approximately 80% of our expected remaining 2015 production and approximately 40% our expected 2016 production at price levels that provide some economic certainty.

We operate in one industry segment, which is the development and production of crude oil, natural gas and NGLs, and all of our operations are conducted in the Rocky Mountain region of the United States. Consequently, we currently report a single reportable segment.

Results of Operations

The following table sets forth selected operating data for the periods indicated:

Three Months Ended June 30, 2015 Compared with Three Months Ended June 30, 2014

	Three Months Ended June 30,		Increase (Decrease)
	2015	2014	Amount	Percent
	($ in thousands, except per unit data)
Operating Results:
Operating and Other Revenues
Oil, gas and NGL production	$61,382	$136,220	$(74,838)	(55)%
Other	1,236	8,788	(7,552)	(86)%
Operating Expenses
Lease operating expense	11,405	15,919	(4,514)	(28)%
Gathering, transportation and processing expense (1)	933	11,750	(10,817)	(92)%
Production tax expense	3,816	9,651	(5,835)	(60)%
Exploration expense	92	116	(24)	(21)%
Impairment, dry hole costs and abandonment expense	1,090	1,743	(653)	(37)%
(Gain) Loss on divestitures	(644)	—	(644)	*nm
Depreciation, depletion and amortization	52,674	64,894	(12,220)	(19)%
Unused commitments (1)	4,387	—	4,387	*nm
General and administrative expense (2)	11,903	11,998	(95)	(1)%
Long-term cash and equity incentive compensation (2)	2,769	2,523	246	10%
Total operating expenses	$88,425	$118,594	$(30,169)	(25)%
Production Data:
Oil (MBbls)	1,120	1,026	94	9%
Natural gas (MMcf)	1,800	6,696	(4,896)	(73)%
NGLs (MBbls)	208	480	(272)	(57)%
Combined volumes (MBoe)	1,628	2,622	(994)	(38)%
Daily combined volumes (Boe/d)	17,890	28,813	(10,923)	(38)%
Average Realized Prices Before Hedging:
Oil (per Bbl)	$48.68	$86.64	$(37.96)	(44)%
Natural gas (per Mcf)	2.33	4.74	(2.41)	(51)%
NGLs (per Bbl)	12.76	31.64	(18.88)	(60)%
Combined (per Boe)	37.70	51.80	(14.10)	(27)%
Average Realized Prices with Hedging:
Oil (per Bbl)	$78.44	$79.69	$(1.25)	(2)%
Natural gas (per Mcf)	4.10	4.46	(0.36)	(8)%
NGLs (per Bbl)	12.76	31.75	(18.99)	(60)%
Combined (per Boe)	60.13	48.39	11.74	24%
Average Costs (per Boe):
Lease operating expense	$7.01	$6.07	$0.94	15%
Gathering, transportation and processing expense (1)	0.57	4.48	(3.91)	(87)%
Production tax expense	2.34	3.68	(1.34)	(36)%
Depreciation, depletion and amortization	32.36	24.75	7.61	31%
General and administrative expense (3)	7.31	4.58	2.73	60%

*	Not meaningful.

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

(2)
Long-term cash and equity incentive compensation is presented herein as a separate line item but is combined with general and administrative expense for a total of $14.7 million and $14.5 million for the three months ended June 30, 2015 and

2014, respectively, in the Unaudited Consolidated Statements of Operations. This separate presentation is a non-GAAP measure. Management believes the separate presentation of long-term cash and equity incentive compensation from general and administrative expense allows for a more accurate comparison to our peers, which may have higher or lower expenses associated with cash performance compensation programs and stock-based grants.

(3)
Excludes long-term cash and equity incentive compensation as described in Note 2 above. This presentation is a non-GAAP measure. Average costs per Boe for general and administrative expense, including long-term cash and equity incentive compensation, as presented in the Unaudited Consolidated Statements of Operations, were $9.01 and $5.54 for the three months ended June 30, 2015 and 2014, respectively.

Production Revenues and Volumes. Production revenues decreased to $61.4 million for the three months ended June 30, 2015 from $136.2 million for the three months ended June 30, 2014. The decrease in production revenues was due to a 38% decrease in production volumes and a 27% decrease in average realized prices before hedging. The decrease in production volumes reduced production revenues by approximately $37.5 million, while the decrease in average prices reduced production revenues by approximately $37.3 million.

Total production volumes of 1.6 MMBoe for the three months ended June 30, 2015 decreased from 2.6 MMBoe for the three months ended June 30, 2014. The decrease is primarily related to the sale of our natural gas assets in the Piceance Basin (the "Piceance Divestiture") completed in the third quarter of 2014 and the sale of our oil assets in the Powder River Basin (the "Powder River Oil Divestitures") in the third quarter of 2014 and the first quarter of 2015. These decreases were partially offset by a 76% overall increase in DJ Basin production. Additional information concerning production is in the following table:

	Three Months Ended June 30, 2015				Three Months Ended June 30, 2014				% Increase (Decrease)
	Oil	NGL	Natural Gas	Total	Oil	NGL	Natural Gas	Total	Oil	NGL	Natural Gas	Total
	(MBbls)	(MBbls)	(MMcf)	(MBoe)	(MBbls)	(MBbls)	(MMcf)	(MBoe)	(MBbls)	(MBbls)	(MMcf)	(MBoe)
DJ Basin	729	186	1,350	1,140	376	99	1,038	648	94%	88%	30%	76%
Uinta Oil Program	389	22	444	485	482	32	588	612	(19)%	(31)%	(24)%	(21)%
Other (1)	2	—	6	3	168	349	5,070	1,362	(99)%	*nm	(100)%	(100)%
Total	1,120	208	1,800	1,628	1,026	480	6,696	2,622	9%	(57)%	(73)%	(38)%

*	Not meaningful.

(1)
Includes oil, NGL and natural gas volumes of 53 MBbls, 337 MBbls and 4,902 MMcf, respectively, from the Piceance Basin and 115 MBbls, 11 MBbls and 144 MMcf, respectively, from the Powder River Basin for the three months ended June 30, 2014.

Hedging Activities. During the three months ended June 30, 2015, approximately 92% of our oil volumes and 96% of our natural gas volumes were subject to financial hedges, which resulted in an increase in oil income of $33.3 million and natural gas income of $3.2 million after settlements for all commodity derivatives. The $36.5 million gain on settlements for the three months ended June 30, 2015 was included in commodity derivative gain (loss) in the Unaudited Consolidated Statements of Operations.

During the three months ended June 30, 2014, approximately 80% of our oil volumes, 88% of our natural gas volumes and 19% of our NGL related volumes were subject to financial hedges, which resulted in decreases in oil income of $7.1 million and natural gas income of $1.9 million, partially offset by an increase in NGL income of $0.1 million after settlements for all commodity derivatives. Of the $8.9 million loss on total settlements for the three months ended June 30, 2014, a gain of $0.4 million was included in oil, gas and NGL production revenues and a loss of $9.3 million was included in commodity derivative gain (loss) in the Unaudited Consolidated Statements of Operations.

Other Operating Revenues. Other operating revenues decreased to $1.2 million for the three months ended June 30, 2015 from $8.8 million for the three months ended June 30, 2014. Other operating revenues for the three months ended June 30, 2015 consisted of a $1.0 million Utah severance tax refund related to the West Tavaputs area of the Uinta Basin. The West Tavaputs properties were sold in December 2013. Additional income of $0.2 million related to gathering and compression fees received from third parties.

Other operating revenues for the three months ended June 30, 2014 consisted of a $5.7 million adjustment related to the recovery of processing deductions for NGL revenues, $2.5 million in net gains realized from the sale of properties and $0.6 million of income from gathering and compression fees received from third parties. Based on guidance provided by the Federal

Office of Natural Resources Revenue, additional processing deductions were taken against NGL royalties paid on Federal and State leases from 2008 through July 2013 in the West Tavaputs area of the Uinta Basin (the "West Tavaputs Project").

Lease Operating Expense ("LOE"). LOE increased to $7.01 per Boe for the three months ended June 30, 2015 from $6.07 per Boe for the three months ended June 30, 2014. LOE on a per Boe basis is inherently higher for our oil producing properties such as those in our Uinta and DJ Basin development areas. The sale of natural gas properties with lower LOE per Boe through the Piceance Divestiture contributed to a higher LOE per Boe for the three months ended June 30, 2015.

Gathering, Transportation and Processing Expense ("GTP"). GTP expense decreased to $0.57 per Boe for the three months ended June 30, 2015 from $4.48 per Boe for the three months ended June 30, 2014. GTP expense on a per Boe basis decreased due to inherently lower GTP expense from our oil producing properties in the Uinta and DJ Basin development areas and due to the sale of natural gas properties with higher GTP expense per Boe in the Piceance Divestiture. Beginning October 1, 2014, costs associated with unused firm natural gas pipeline transportation contracts have been included in unused commitments in the Unaudited Consolidated Statements of Operations. See "Unused Commitments" below for further information.

Production Tax Expense. Total production taxes decreased to $3.8 million for the three months ended June 30, 2015 from $9.7 million for the three months ended June 30, 2014. The overall decrease in production tax expense is related to the Piceance Divestiture and the Powder River Oil Divestitures and a 27% decrease in average realized prices before hedging. Production taxes are primarily based on the wellhead values of production, which exclude gains and losses associated with hedging activities. Production taxes as a percentage of oil, natural gas and NGL sales before hedging adjustments were 6.2% and 7.1% for the three months ended June 30, 2015 and June 30, 2014, respectively.

Production tax rates vary across the different areas in which we operate. As the proportion of our production changes from area to area, our average production tax rate will vary depending on the quantities produced from each area and the production tax rates in effect for those areas.

Impairment, Dry Hole Costs and Abandonment Expense. Our impairment, dry hole costs and abandonment expense for the three months ended June 30, 2015 and 2014 is summarized below:

	Three Months Ended June 30,
	2015		2014
	(in thousands)
Non-cash impairment of proved oil and gas properties	$272	(1)	$—
Non-cash impairment of unproved oil and gas properties	173	(1)	—
Non-cash impairment of inventory	—		340
Dry hole expense	(58)		(12)
Abandonment expense/ Lease expirations	703		1,415
Total non-cash impairment, dry hole costs and abandonment expense	$1,090		$1,743

(1)
Non-cash impairment of proved and unproved oil and gas properties for the three months ended June 30, 2015 related to our remaining Powder River Basin properties based upon a true up of previously estimated fair value relative to carrying value. These assets were classified as held for sale as of December 31, 2014 and sold in February 2015.

Given the decline in current and future commodity prices, we will continue to review our acreage position and future drilling plans. In addition, we will assess the carrying value of our properties relative to their estimated future net cash flows and estimated fair values. Estimated future net cash flows from our properties are based on our aggregate best estimates of future production, commodity pricing, gathering and transportation deducts, production tax rates, lease operating expenses and future development costs as of the balance sheet date. If commodity prices and actual operating results vary from management estimates, we may incur additional non-cash property impairments in future periods, which could have a material adverse effect on our results of operations in the period taken.

Depreciation, Depletion and Amortization ("DD&A"). DD&A decreased to $52.7 million for the three months ended June 30, 2015 compared with $64.9 million for the three months ended June 30, 2014. The decrease of $12.2 million was a result of a 38% decrease in production for the three months ended June 30, 2015 compared with the three months ended June 30, 2014 primarily due to the Piceance Divestiture and Powder River Oil Divestitures, partially offset by an increase in the DD&A rate. The decrease in production accounted for a $24.6 million decrease in DD&A expense, while the overall increase in the DD&A rate accounted for $12.4 million of additional DD&A expense.

Under successful efforts accounting, depletion expense is calculated on a field-by-field basis based on geologic and reservoir delineation using the unit-of-production method. The capital expenditures for proved properties for each field compared to the proved reserves corresponding to each producing field determine a depletion rate for current production. For the three months ended June 30, 2015, the relationship of capital expenditures, proved reserves and production from certain producing fields yielded a depletion rate of $32.36 per Boe compared with $24.75 per Boe for the three months ended June 30, 2014. The increase in the DD&A rate during the three months ended June 30, 2015 compared with the three months ended June 30, 2014 was due to an increase in oil development, which has higher capital costs per Boe compared to natural gas development, and due to the sale of natural gas properties in the Piceance Divestiture which had lower capital costs per Boe compared to oil development. Future depletion rates will be adjusted to reflect capital expenditures, proved reserve changes and well performance.

Unused Commitments. During March 2010, we entered into two firm natural gas pipeline transportation contracts to provide a guaranteed outlet for production from the West Tavaputs area of the Uinta Basin and the Gibson Gulch area of the Piceance Basin. These transportation contracts were not included in the sales of these assets in December 2013 and September 2014, respectively. Both firm transportation contracts require us to pay transportation charges regardless of the amount of pipeline capacity utilized and expire July 31, 2021. Beginning October 1, 2014, and as a result of the previous divestitures of the associated gas assets, these transportation costs were excluded from gathering, transportation and processing expense and included in unused commitments expense in the Unaudited Consolidated Statements of Operations. Unused commitments expense for the three months ended June 30, 2015 included $4.4 million related to these contracts.

General and Administrative Expense. General and administrative expense, excluding long-term cash and equity compensation, decreased slightly to $11.9 million for the three months ended June 30, 2015 from $12.0 million for the three months ended June 30, 2014. General and administrative expense, excluding long-term cash and equity compensation, is a non-GAAP measure. See Note 2 to the table on page 30 for a reconciliation and explanation.

Long-term cash and equity incentive compensation for the three months ended June 30, 2015 and 2014 were $2.8 million and $2.5 million, respectively. The components of long-term cash and equity incentive compensation for the three months ended June 30, 2015 and 2014 are shown in the following table:

	Three Months Ended June 30,
	2015	2014
	(in thousands)
Stock options and nonvested shares of common stock	$2,557	$2,380
Shares issued for 401(k) plan (1)	—	124
Shares issued for directors' fees	18	19
Performance cash units	194	—
Total	$2,769	$2,523

(1)	Starting in the second quarter of 2015, we no longer issue 401(k) plan shares under our 401(k) match program; employees now receive cash only under this program.

Interest Expense. Interest expense decreased to $17.4 million for the three months ended June 30, 2015 from $17.8 million for the three months ended June 30, 2014. Our weighted average interest rate for the three months ended June 30, 2015 was 8.6% compared to 6.6% for the three months ended June 30, 2014. The increase in the average interest rate for the three months ended June 30, 2015 was due to paying down our Amended Credit Facility and our Convertible Notes, both of which have lower interest rates than our remaining bonds. In addition, we expensed deferred financing charges of $1.6 million related to amending the credit facility during the three months ended June 30, 2015. See Note 4 to the accompanying Unaudited Consolidated Financial Statements for additional details related to the amendment of the credit facility.

Commodity Derivative Gain (Loss). Commodity derivative gain (loss) was a loss of $27.7 million for the three months ended June 30, 2015 compared with a loss of $46.8 million for the three months ended June 30, 2014. The loss on commodity derivatives is related to fluctuations of oil, natural gas and NGL future pricing compared to actual pricing of commodity hedges in place as of June 30, 2015 and 2014.

The table below summarizes our commodity derivative gains and losses that were recognized in the periods presented:

	Three Months Ended June 30,
	2015	2014
	(in thousands)
Realized gain (loss) on derivatives not designated as cash flow hedges (1)	$36,523	$(9,326)
Unrealized gain (loss) on derivatives not designated as cash flow hedges (1)	(64,180)	(37,449)
Total commodity derivative gain (loss)	$(27,657)	$(46,775)

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

Income Tax (Expense) Benefit. Income tax benefit totaled $26.9 million for the three months ended June 30, 2015 compared with income tax benefit of $11.2 million for the three months ended June 30, 2014, resulting in effective tax rates of 37.7% and 29.7%, respectively. The tax benefit increase is due to variations in revenue and expense items as discussed above resulting in larger pretax book loss for the three months ended June 30, 2015. For both the 2015 and 2014 periods, our effective tax rate differs from the federal statutory rate primarily as a result of recording permanent differences for stock-based compensation expense, lobbying and political contributions, and officer's compensation as well as the effect of state income taxes. The increase in the effective tax rate is due to the relationship of the permanent items to the projected annual pretax book loss. For the three months ended June 30, 2015 there was a decrease in permanent items primarily related to the decrease in stock based compensation and the officer compensation limitation.

Six Months Ended June 30, 2015 Compared with Six Months Ended June 30, 2014

	Six Months Ended June 30,		Increase (Decrease)
	2015	2014	Amount	Percent
	($ in thousands, except per unit data)
Operating Results:
Operating and Other Revenues
Oil, gas and NGL production	$109,868	$263,389	$(153,521)	(58)%
Other	1,784	9,307	(7,523)	(81)%
Operating Expenses
Lease operating expense	25,196	32,083	(6,887)	(21)%
Gathering, transportation and processing expense (1)	1,875	23,454	(21,579)	(92)%
Production tax expense	6,350	17,275	(10,925)	(63)%
Exploration expense	125	419	(294)	(70)%
Impairment, dry hole costs and abandonment expense	2,345	3,504	(1,159)	(33)%
(Gain) Loss on divestitures	(682)	—	(682)	*nm
Depreciation, depletion and amortization	104,928	120,402	(15,474)	(13)%
Unused commitments (1)	8,775	—	8,775	*nm
General and administrative expense (2)	22,182	23,817	(1,635)	(7)%
Long-term cash and equity incentive compensation (2)	5,819	6,111	(292)	(5)%
Total operating expenses	$176,913	$227,065	$(50,152)	(22)%
Production Data:
Oil (MBbls)	2,245	1,948	297	15%
Natural gas (MMcf)	3,558	13,116	(9,558)	(73)%
NGLs (MBbls)	371	922	(551)	(60)%
Combined volumes (MBoe)	3,209	5,056	(1,847)	(37)%
Daily combined volumes (Boe/d)	17,729	27,934	(10,205)	(37)%
Average Realized Prices Before Hedging:
Oil (per Bbl)	$42.89	$84.73	$(41.84)	(49)%
Natural gas (per Mcf)	2.46	5.14	(2.68)	(52)%
NGLs (per Bbl)	13.00	32.87	(19.87)	(60)%
Combined (per Boe)	34.24	51.98	(17.74)	(34)%
Average Realized Prices with Hedging:
Oil (per Bbl)	$77.35	$79.26	$(1.91)	(2)%
Natural gas (per Mcf)	4.01	4.62	(0.61)	(13)%
NGLs (per Bbl)	13.00	32.35	(19.35)	(60)%
Combined (per Boe)	60.07	48.43	11.64	24%
Average Costs (per Boe):
Lease operating expense	$7.85	$6.35	$1.50	24%
Gathering, transportation and processing expense (1)	0.58	4.64	(4.06)	(88)%
Production tax expense	1.98	3.42	(1.44)	(42)%
Depreciation, depletion and amortization	32.70	23.81	8.89	37%
General and administrative expense (3)	6.91	4.71	2.20	47%

*	Not meaningful.

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

(2)
Long-term cash and equity incentive compensation is presented herein as a separate line item but is combined with general and administrative expense for a total of $28.0 million and $29.9 million for the six months ended June 30, 2015 and 2014, respectively, in the Unaudited Consolidated Statements of Operations. This separate presentation is a non-GAAP measure. Management believes the separate presentation of long-term cash and equity incentive compensation from general and administrative expense allows for a more accurate comparison to our peers, which may have higher or lower expenses associated with cash performance compensation programs and stock-based grants.

(3)
Excludes long-term cash and equity incentive compensation as described in Note 2 above. This presentation is a non-GAAP measure. Average costs per Boe for general and administrative expense, including long-term cash and equity incentive compensation, as presented in the Unaudited Consolidated Statements of Operations, were $8.73 and $5.92 for the six months ended June 30, 2015 and 2014, respectively.

Production Revenues and Volumes. Production revenues decreased to $109.9 million for the six months ended June 30, 2015 from $263.4 million for the six months ended June 30, 2014. The decrease in production revenues was due to a 37% decrease in production volumes and a 34% decrease in average realized prices before hedging. The decrease in production volumes reduced production revenues by approximately $63.2 million, while the decrease in average realized prices before hedging decreased production revenues by approximately $90.3 million.

Total production volumes of 3.2 MMBoe for the six months ended June 30, 2015 decreased from 5.1 MMBoe for the six months ended June 30, 2014. The decrease is primarily related to the Piceance Divestiture and Powder River Oil Divestitures, partially offset by a 79% overall increase in DJ Basin production. Additional information concerning production is in the following table:

	Six Months Ended June 30, 2015				Six Months Ended June 30, 2014				% Increase (Decrease)
	Oil	NGL	Natural Gas	Total	Oil	NGL	Natural Gas	Total	Oil	NGL	Natural Gas	Total
	(MBbls)	(MBbls)	(MMcf)	(MBoe)	(MBbls)	(MBbls)	(MMcf)	(MBoe)	(MBbls)	(MBbls)	(MMcf)	(MBoe)
DJ Basin	1,436	323	2,592	2,191	733	191	1,818	1,227	96%	69%	43%	79%
Uinta Oil Program	789	47	960	996	884	62	1,110	1,131	(11)%	(24)%	(14)%	(12)%
Other (1)	20	1	6	22	331	669	10,188	2,698	(94)%	(100)%	(100)%	(99)%
Total	2,245	371	3,558	3,209	1,948	922	13,116	5,056	15%	(60)%	(73)%	(37)%

(1)
Includes oil, NGL and gas volumes of 114 MBbls, 655 MBbls and 9,924 MMcf, respectively, from the Piceance Basin and 214 MBbls, 13 MBbls and 258 MMcf, respectively, from the Powder River Basin for the six months ended June 30, 2014.

Hedging Activities. During the six months ended June 30, 2015, approximately 91% of our oil volumes and 94% of our natural gas volumes were subject to financial hedges, which resulted in increased oil income of $77.4 million and natural gas income of $5.5 million after settlements for all commodity derivatives. The $82.9 million gain on settlements for the six months ended June 30, 2015 was included in commodity derivative gain (loss) in the Unaudited Consolidated Statements of Operations.

During the six months ended June 30, 2014, approximately 84% of our oil volumes, 90% of our natural gas volumes and 18% of our NGL related volumes were subject to financial hedges, which resulted in decreases in oil income of $10.6 million, natural gas income of $6.9 million and NGL income of $0.5 million after settlements for all commodity derivatives. Of the $18.0 million loss on settlements for the six months ended June 30, 2014, a $0.5 million gain was included in oil, gas and NGL production revenues and a $18.5 million loss was included in commodity derivative gain (loss) in the Unaudited Consolidated Statements of Operations.

Other Operating Revenues. Other operating revenues decreased to $1.8 million for the six months ended June 30, 2015 from $9.3 million for the six months ended June 30, 2014. Other operating revenues for the six months ended June 30, 2015 consisted of a $1.0 million Utah severance tax refund related to the West Tavaputs area of the Uinta Basin. The West Tavaputs properties were sold in December 2013. Additional income of $0.8 million related to gathering and compression fees received from third parties.

Other operating revenues for the six months ended June 30, 2014 consisted of a $5.7 million adjustment related to recovering processing deductions from the West Tavaputs Project, $2.5 million in net gains realized from the sale of properties and $1.1 million of income from gathering and compression fees received from third parties.

Lease Operating Expense. LOE increased to $7.85 per Boe for the six months ended June 30, 2015 from $6.35 per Boe for the six months ended June 30, 2014. LOE on a per Boe basis is inherently higher for our oil producing properties such as those in our Uinta and DJ Basin development areas. The sale of natural gas properties with lower LOE per Boe through the Piceance Divestiture contributed to a higher LOE per Boe for the six months ended June 30, 2015.

Gathering, Transportation and Processing Expense. GTP expense decreased to $0.58 per Boe for the six months ended June 30, 2015 from $4.64 per Boe for the six months ended June 30, 2014. GTP expense on a per Boe basis decreased due to inherently lower GTP expense from our oil producing properties in the Uinta and DJ Basin development areas and due to the sale of natural gas properties with higher GTP expense per Boe in the Piceance Divestiture. Beginning October 1, 2014, costs associated with unused firm natural gas pipeline transportation contracts have been included in unused commitments in the Unaudited Consolidated Statements of Operations. See "Unused Commitments" below for further information.

Production Tax Expense. Total production taxes decreased to $6.4 million for the six months ended June 30, 2015 from $17.3 million for the six months ended June 30, 2014. The overall decrease in production tax expense is related to the Piceance Divestiture and the Powder River Oil Divestitures and a 34% decrease in average realized prices before hedging. Production taxes are primarily based on the wellhead values of production, which exclude gains and losses associated with hedging activities. Production taxes as a percentage of oil, natural gas and NGL sales before hedging adjustments were 5.8% and 6.6% for the six months ended June 30, 2015 and 2014, respectively.

Production tax rates vary across the different areas in which we operate. As the proportion of our production changes from area to area, our average production tax rate will vary depending on the quantities produced from each area and the production tax rates in effect for those areas.

Impairment, Dry Hole Costs and Abandonment Expense. Our impairment, dry hole costs and abandonment expense for the six months ended June 30, 2015 and 2014 are summarized below:

	Six Months Ended June 30,
	2015		2014
	(in thousands)
Non-cash impairment of proved oil and gas properties	$272	(1)	$1,038	(2)
Non-cash impairment of unproved oil and gas properties	231	(1)	—
Non-cash impairment of inventory	—		340
Dry hole expense	(43)		94
Abandonment expense	1,885		2,032
Total non-cash impairment, dry hole costs and abandonment expense	$2,345		$3,504

(1)
Non-cash impairment of proved and unproved oil and gas properties for the six months ended June 30, 2015 related to our remaining Powder River Basin properties based upon a true up of previously estimated fair value relative to carrying value. These assets were classified as held for sale as of December 31, 2014 and sold in February 2015.

(2)
Non-cash impairment of proved oil and gas properties for the six months ended June 30, 2014 related to our West Tavaputs properties based upon a true up of previously estimated fair value relative to carrying value. These assets were sold in December 2013.

Given the decline in current and future commodity prices, we will continue to review our acreage position and future drilling plans. In addition, we will assess the carrying value of our properties relative to their estimated future net cash flows and estimated fair values. Estimated future net cash flows from our properties are based on our aggregate best estimates of future production, commodity pricing, gathering and transportation deducts, production tax rates, lease operating expenses and future development costs as of the balance sheet date. If commodity prices and actual operating results vary from management estimates, we may incur additional non-cash property impairments in future periods, which could have a material adverse effect on our results of operations in the period taken.

Depreciation, Depletion and Amortization. DD&A decreased to $104.9 million for the six months ended June 30, 2015 compared with $120.4 million for the six months ended June 30, 2014. The decrease of $15.5 million was a result of the 37% decrease in production for the six months ended June 30, 2015 compared with the six months ended June 30, 2014 primarily due to the Piceance Divestiture and Powder River Oil Divestitures, partially offset by an increase in the DD&A rate. The decrease in production accounted for a $44.0 million decrease in DD&A expense, while the overall increase in the DD&A rate accounted for $28.5 million of additional DD&A expense.

Under successful efforts accounting, depletion expense is calculated on a field-by-field basis based on geologic and reservoir delineation using the unit-of-production method. The capital expenditures for proved properties for each field compared to the proved reserves corresponding to each producing field determine a depletion rate for current production. For the six months ended June 30, 2015, the relationship of capital expenditures, proved reserves and production from certain producing fields yielded a depletion rate of $32.70 per Boe compared with $23.81 per Boe for the six months ended June 30, 2014. The increase in the DD&A rate during the six months ended June 30, 2015 compared with the six months ended June 30, 2014 was due to an increase in oil development, which has higher capital costs per Boe compared to natural gas development, and to the sale of natural gas properties in the Piceance Divestiture which had lower capital costs per Boe compared to oil development. Future depletion rates will be adjusted to reflect capital expenditures, proved reserve changes and well performance.

Unused Commitments. During March 2010, we entered into two firm natural gas pipeline transportation contracts to provide a guaranteed outlet for production from the West Tavaputs area of the Uinta Basin and the Gibson Gulch area of the Piceance Basin. These transportation contracts were not included in the sales of these assets in December 2013 and September 2014, respectively. Both firm transportation contracts require us to pay transportation charges regardless of the amount of pipeline capacity utilized and expire July 31, 2021. Beginning October 1, 2014, and as a result of the previous divestitures of the associated gas assets, these transportation costs were excluded from gathering, transportation and processing expense and included in unused commitments expense in the Unaudited Consolidated Statements of Operations. Unused commitments expense for the six months ended June 30, 2015 included $8.8 million related to these contracts.

General and Administrative Expense. General and administrative expense, excluding long-term cash and equity incentive compensation, decreased to $22.2 million for the six months ended June 30, 2015 from $23.8 million for the six months ended June 30, 2014. General and administrative expense, excluding long-term cash and equity incentive compensation, is a non-GAAP measure. See Note 2 to the table on page 36 for a reconciliation and explanation.

Long-term cash and equity incentive compensation for the six months ended June 30, 2015 and 2014 was $5.8 million and $6.1 million, respectively. The components of long-term cash and equity incentive compensation for the six months ended June 30, 2015 and 2014 are shown in the following table:

	Six Months Ended June 30,
	2015	2014
	(in thousands)
Stock options and nonvested shares of common stock	$5,064	$5,680
Shares issued for 401(k) plan (1)	273	393
Shares issued for directors' fees	37	38
Performance cash units	445	—
Total	$5,819	$6,111

(1)	Starting in the second quarter of 2015, we no longer issue 401(k) plan shares under our 401(k) match program; employees now receive cash only under this program.

Interest Expense. Interest expense decreased to $33.8 million for the six months ended June 30, 2015 from $35.3 million for the six months ended June 30, 2014. The decrease for the six months ended June 30, 2015 was primarily due to our use of the proceeds from the Piceance Divestiture to reduce the average debt balance. Our weighted average interest rate for the six months ended June 30, 2015 was 8.3% compared to 6.7% for the six months ended June 30, 2014. The increase in the average interest rate for the six months ended June 30, 2015 was due to paying down our Amended Credit Facility and our Convertible Notes, both of which have lower interest rates than our remaining bonds. In addition, we expensed deferred financing charges of $1.6 million related to amending the credit facility during the six months ended June 30, 2015. See Note 4 to the accompanying Unaudited Consolidated Financial Statements for additional details related to the amendment of the credit facility.

Commodity Derivative Gain (Loss). Commodity derivative gain (loss) changed to a gain of $6.8 million for the six months ended June 30, 2015 compared with a loss of $71.9 million for the six months ended June 30, 2014. The gain or loss on commodity derivatives is related to fluctuations of oil, natural gas and NGL future pricing compared to actual pricing of commodity hedges in place as of June 30, 2015 and 2014.

The table below summarizes our commodity derivative gains and losses that were recognized in the periods presented:

	Six Months Ended June 30,
	2015	2014
	(in thousands)
Realized gain (loss) on derivatives not designated as cash flow hedges (1)	$82,898	$(18,526)
Unrealized gain (loss) on derivatives not designated as cash flow hedges (1)	(76,117)	(53,404)
Total commodity derivative gain (loss)	$6,781	$(71,930)

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

Income Tax (Expense) Benefit. Income tax benefit totaled $33.8 million for the six months ended June 30, 2015 compared with an income tax benefit of $21.5 million for the six months ended June 30, 2014, resulting in effective tax rates of 37.5% and 35.3%, respectively. For both the 2015 and 2014 periods, our effective tax rate differs from the federal statutory rate primarily as a result of recording permanent differences for stock-based compensation expense, lobbying and political contributions, officer's compensation, state taxes and gain on extinguishment of debt, which are not deductible or considered income for income tax purposes. For the six months ended June 30, 2015, the non-deductible permanent items were $1.3 million less than in the six months ended June 30, 2014, primarily due to reduced limitations for stock-based compensation and officer compensation. The increase in the effective tax rate is a result of the relationship of these items to the projected book loss for each year.

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

At June 30, 2015, we had cash and cash equivalents of $35.9 million, short-term investments of $65.0 million and no amounts outstanding under our Amended Credit Facility. At December 31, 2014, we had cash and cash equivalents of $165.9 million and no amounts outstanding under our Amended Credit Facility. Our borrowing base was $375.0 million as of June 30, 2015, which is dependent on our proved reserves and hedge position and is calculated using future commodity pricing provided by our lenders. Our remaining borrowing capacity was reduced by $26.0 million to $349.0 million as of June 30, 2015 due to an outstanding irrevocable letter of credit related to a firm transportation agreement. Future borrowing base will be determined at the sole discretion of the lenders.

Cash Flow from Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2015 and 2014 was $91.1 million and $127.4 million, respectively. The decrease in net cash provided by operating activities was primarily due to a decrease in production revenues offset by an increase in commodity derivative settlements.

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

To mitigate some of the potential negative impact on cash flow caused by changes in oil, natural gas and NGL prices, we have entered into financial commodity swap contracts to receive fixed prices for a portion of our production revenues. At June 30, 2015, we had in place crude oil swaps covering portions of our 2015, 2016 and 2017 production and natural gas swaps covering portions of our 2015 and 2016 production.

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

At June 30, 2015, the estimated fair value of all of our commodity derivative instruments was a net asset of $118.9 million, comprised of current and noncurrent assets.

The table below summarizes the realized and unrealized gains and losses that we recognized related to our oil, natural gas and NGL derivative instruments for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Commodity derivative settlements on derivatives designated as cash flow hedges (1)	$—	$382	$—	$538
Realized gains (losses) on derivatives not designated as cash flow hedges (2)(3)	$36,523	$(9,326)	$82,898	$(18,526)
Unrealized gains (losses) on derivatives not designated as cash flow hedges (2)(3)	(64,180)	(37,449)	(76,117)	(53,404)
Total commodity derivative gain (loss)	$(27,657)	$(46,775)	$6,781	$(71,930)

(1)	Included in oil, gas and NGL production revenues in the Unaudited Consolidated Statements of Operations.

(2)	Included in commodity derivative gain (loss) in the Unaudited Consolidated Statements of Operations.

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

The following table summarizes all of our hedges in place as of June 30, 2015. There were no hedges entered into subsequent to June 30, 2015 through July 24, 2015.

Contract	Total Hedged Volumes	Quantity Type	Weighted Average Fixed Price	Index Price (1)	Fair Market Value (in thousands)
Swap Contracts:
2015
Oil	1,987,200	Bbls	$89.81	WTI	$58,405
Natural gas	3,680,000	MMBtu	$4.13	NWPL	5,015
2016
Oil	2,478,600	Bbls	$80.47	WTI	45,301
Natural gas	1,830,000	MMBtu	$4.10	NWPL	2,080
2017
Oil	683,250	Bbls	$75.61	WTI	8,058
Total					$118,859

(1)
WTI refers to West Texas Intermediate price as quoted on the New York Mercantile Exchange ("NYMEX"). NWPL refers to the Northwest Pipeline Corporation price as quoted in Platt's Inside FERC on the first business day of each month.

By removing the price volatility from a portion of our oil, natural gas and NGL related revenue, we have mitigated, but not eliminated, the potential effects of changing prices on our operating cash flow for those periods. While mitigating negative effects of falling commodity prices, these derivative contracts also limit the benefits we would receive from increases in commodity prices.

It is our policy to enter into derivative contracts with counterparties that are lenders in the Amended Credit Facility, affiliates of lenders in the Amended Credit Facility or potential lenders in the Amended Credit Facility. Our derivative contracts are documented using an industry standard contract known as a Schedule to the Master Agreement and International Swaps and Derivative Association, Inc. ("ISDA") Master Agreement or other contracts. Typical terms for these contracts include credit support requirements, cross default provisions, termination events and set-off provisions. We are not required to provide any credit support to our counterparties other than cross collateralization with the properties securing the Amended Credit Facility. We have set-off provisions in our derivative contracts with lenders under our Amended Credit Facility which, in the event of a counterparty default, allow us to set-off amounts owed to the defaulting counterparty under the Amended Credit Facility or other obligations against monies owed to us under the derivative contracts. Where the counterparty is not a lender under the Amended Credit Facility, we may not be able to set-off amounts owed by us under the Amended Credit Facility, even if such counterparty is an affiliate of a lender under such facility.

Capital Expenditures

Our capital expenditures are summarized in the following tables for the periods indicated:

	Six Months Ended June 30,
Basin/Area	2015	2014
	(in millions)
DJ	$158.6	$180.3
Uinta Oil Program	19.1	74.0
Other	1.8	18.8
Total	$179.5	$273.1

	Six Months Ended June 30,
	2015	2014
	(in millions)
Acquisitions of proved and unproved properties and other real estate	$3.4	$6.5
Drilling, development, exploration and exploitation of oil and natural gas properties	167.7	258.4
Gathering and compression facilities	5.2	6.5
Geologic and geophysical costs	2.3	0.5
Furniture, fixtures and equipment	0.9	1.2
Total	$179.5	$273.1

Our current estimated capital expenditure budget in 2015 is between $320.0 to $350.0 million. The budget targets exclusively oil activities and includes facilities costs, but excludes acquisitions. We expect our 2015 capital expenditure plan to result in continued growth in production from our DJ Basin assets, in substantial part due to the extended reach lateral wells we are drilling in the area. We also expect to continue to benefit from significant improvements in per well drilling and completion costs relative to the costs experienced in 2014. We may adjust capital expenditures throughout the year as business conditions and operating results warrant. The amount, timing and allocation of capital expenditures is generally discretionary and within our control. If oil, natural gas and NGL prices decline further or costs increase relative to levels we consider acceptable, we could choose to defer a portion of our budgeted capital expenditures until later periods to achieve the desired balance between sources and uses of liquidity. We would generally expect to do this by prioritizing capital projects to first focus on those that we believe will have the highest expected financial returns and potential to generate near-term cash flow. We routinely monitor and adjust our capital expenditures, including those relating to acquisitions and divestitures, in response to changes in prices and other economic and market conditions, availability of financing, drilling and acquisition costs, industry conditions, the timing of regulatory approvals, the availability of rigs, success or lack of success in drilling activities, contractual obligations, internally generated cash flow and other factors both within and outside of our control.

We believe that we have sufficient available liquidity with cash on hand, short-term investments, capacity under the Amended Credit Facility and cash flow from operations to fund our 2015 budgeted capital expenditures. In addition, in June 2015, we entered into an Equity Distribution Agreement with Goldman, Sachs and Co. (the "Equity Distribution Agreement") pursuant to which we may elect to sell from time to time shares of our common stock to the public having an aggregate gross sales price of up to $100.0 million. While we have not sold any shares pursuant to the Equity Distribution Agreement to date, it provides us with another potential source of liquidity. Future cash flows are subject to a number of variables, including our level of oil and natural gas production, commodity prices and operating costs. There can be no assurance that operations and other capital resources will provide sufficient amounts of cash flow to maintain planned levels of capital expenditures.

Financing Activities

Amended Credit Facility

On April 9, 2015, we entered into a Third Amendment (the "Third Amendment") to the Amended Credit Facility dated March 16, 2010. The Third Amendment amended the definition of "Maturity Date" in the credit agreement to mean the earliest of (a) April 9, 2020 or (b) the date 181 days prior to the maturity of certain unsecured senior or senior subordinated debt of ours in existence as of the date of the Third Amendment or that may be incurred by us as of a future date, or any permitted refinancing debt in respect thereof. The Amended Credit Facility currently has commitments and a borrowing base of $375.0 million from 13 lenders. Due to the Third Amendment, we recognized interest expense of $1.6 million and a loss on extinguishment of debt of $0.8 million on the Unaudited Consolidated Statements of Operations related to expensing deferred financing charges during the three and six months ended June 30, 2015. As of June 30, 2015, we had no amounts outstanding under the Amended Credit Facility. As credit support for future payment under a contractual obligation, a $26.0 million letter of credit has been issued under the Amended Credit Facility, which reduced the available borrowing capacity of the Amended Credit Facility as of June 30, 2015 to $349.0 million.

Interest rates are LIBOR plus applicable margins of 1.5% to 2.5% or ABR plus 0.5% to 1.5% and the unused commitment fee is between 0.375% to 0.5% based on borrowing base utilization. We had no amounts outstanding under the Amended Credit Facility as of June 30, 2015. The average annual interest rate incurred on the Amended Credit Facility was 1.8% for the six months ended June 30, 2014.

The borrowing base is required to be re-determined twice per year, on or about April 1 and October 1. Future semi-annual borrowing bases will be computed based on our proved oil, natural gas and NGL reserves, hedge positions and estimated future cash flows from those reserves, as well as any other outstanding debt.

The Amended Credit Facility contains certain financial covenants. We are currently in compliance with all financial covenants and have complied with all financial covenants from the time we entered into the facility.

5% Convertible Senior Notes Due 2028

On March 12, 2008, we issued $172.5 million aggregate principal amount of Convertible Notes. On March 20, 2012, $147.2 million of the outstanding principal amount, or approximately 85% of the outstanding Convertible Notes, were put to us and redeemed by us at par. On March 20, 2015, $24.8 million of the remaining outstanding principal amount, or approximately 98% of the remaining outstanding Convertible Notes, were put to us and redeemed by us at par. We settled the notes in cash and recognized a gain on extinguishment of $2.6 million in the Unaudited Consolidated Statements of Operations for the six months ended June 30, 2015. After the redemption, $0.6 million aggregate principal amount of the Convertible Notes were outstanding as of June 30, 2015. The Convertible Notes mature on March 15, 2028, unless earlier converted, redeemed or purchased by us. The Convertible Notes are senior unsecured obligations and rank equal in right of payment to all of our existing and future senior unsecured indebtedness, are senior in right of payment to all of our future subordinated indebtedness, and are effectively subordinated to all of our secured indebtedness with respect to the collateral securing such indebtedness. The Convertible Notes are structurally subordinated to all present and future secured and unsecured debt and other obligations of our subsidiaries. The Convertible Notes are fully and unconditionally guaranteed by the subsidiaries that guarantee our indebtedness under the Amended Credit Facility, the 7.625% Senior Notes and the 7.0% Senior Notes.

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

Lease Financing Obligation Due 2020

We have a Lease Financing Obligation with a balance of $3.4 million as of June 30, 2015 whereby we sold and subsequently leased back the existing compressors and related facilities owned by us. The Lease Financing Obligation expires on August 10, 2020, and we have the option to purchase the equipment at the end of the lease term for the then current fair market value. The Lease Financing Obligation also contains an early buyout option pursuant to which we may purchase the equipment for $1.8 million on February 10, 2019. The lease payments related to the equipment are recognized as principal and interest expense based on a weighted average implicit interest rate of 3.3%. See Note 11 to the accompanying Unaudited Consolidated Financial Statements for a discussion of aggregate minimum future lease payments.

Our outstanding debt is summarized below:

		As of June 30, 2015			As of December 31, 2014
	Maturity Date	Principal	Unamortized Discount	Carrying Amount	Principal	Unamortized Discount	Carrying Amount
		(in thousands)
Amended Credit Facility	April 9, 2020	$—	$—	$—	$—	$—	$—
Convertible Notes (1)	March 15, 2028 (2)	579	—	579	25,344	—	25,344
7.625% Senior Notes (3)	October 1, 2019	400,000	—	400,000	400,000	—	400,000
7.0% Senior Notes (4)	October 15, 2022	400,000	—	400,000	400,000	—	400,000
Lease Financing Obligation (5)	August 10, 2020	3,437	—	3,437	3,648	—	3,648
Total Debt		$804,016	$—	$804,016	$828,992	$—	$828,992
Less: Current Portion of Long-Term Debt (6)		1,012	—	1,012	25,770	—	25,770
Total Long-Term Debt		$803,004	$—	$803,004	$803,222	$—	$803,222

(1)
The aggregate estimated fair value of the Convertible Notes was approximately $0.6 million and $25.1 million as of June 30, 2015 and December 31, 2014, respectively, based on reported market trades of these instruments. On March 20, 2015, the holders put 98% of the Notes to us, leaving $0.6 million principal amount remaining.

(2)
We have the right at any time with at least 30 days' notice to call the Convertible Notes, and the holders have the right to require us to purchase the notes on each of March 20, 2018 and March 20, 2023.

(3)
The aggregate estimated fair value of the 7.625% Senior Notes was approximately $382.9 million and $359.8 million as of June 30, 2015 and December 31, 2014, respectively, based on reported market trades of these instruments.

(4)
The aggregate estimated fair value of the 7.0% Senior Notes was approximately $361.0 million and $366.0 million as of June 30, 2015 and December 31, 2014, respectively, based on reported market trades of these instruments.

(5)
The aggregate estimated fair value of the Lease Financing Obligation was approximately $3.3 million and $3.5 million as of June 30, 2015 and December 31, 2014, respectively. Because there is no active, public market for the Lease Financing Obligation, the aggregate estimated fair value was based on market-based parameters of comparable term secured financing instruments.

(6)	The current portion of the long-term debt as of June 30, 2015 and December 31, 2014 includes the current portion of the Lease Financing Obligation and the principal amount of the Convertible Notes.

Credit Ratings. Our credit risk is evaluated by two independent rating agencies based on publicly available information and information obtained during our ongoing discussions with the rating agencies. Moody's Investor Services and Standard & Poor's Rating Services currently rate our 7.625% Senior Notes and 7.0% Senior Notes and have assigned a credit rating. We do not have any provisions that are linked to our credit ratings, nor do we have any credit rating triggers that would accelerate the maturity of amounts due under our Amended Credit Facility, Convertible Notes, 7.625% Senior Notes or 7.0% Senior Notes. However, our ability to raise funds and the costs of any financing activities will be affected by our credit rating at the time any such financing activities are conducted.

Contractual Obligations. A summary of our contractual obligations as of and subsequent to June 30, 2015 is provided in the following table:

	Payments Due By Year
	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter	Total
	Twelve Months Ended June 30, 2016	Twelve Months Ended June 30, 2017	Twelve Months Ended June 30, 2018	Twelve Months Ended June 30, 2019	Twelve Months Ended June 30, 2020	After June 30, 2020
	(in thousands)
Notes payable (1)	$553	$553	$413	$—	$—	$—	$1,519
7.625% Senior Notes (2)	30,500	30,500	30,500	30,500	407,625	—	529,625
7.0% Senior Notes (3)	28,000	28,000	28,000	28,000	28,000	464,167	604,167
Convertible Notes (4)	608	—	—	—	—	—	608
Lease Financing Obligation (5)	537	537	537	2,094	—	—	3,705
Purchase commitments (6)	1,531	—	—	—	—	—	1,531
Office and office equipment leases and other (7)(8)	3,697	2,806	2,617	1,899	—	—	11,019
Firm transportation and processing agreements (9)	18,307	18,692	18,692	18,692	18,692	20,249	113,324
Asset retirement obligations (10)	1,580	180	201	411	217	20,849	23,438
Total	$85,313	$81,268	$80,960	$81,596	$454,534	$505,265	$1,288,936

(1)
Included in notes payable is a $26.0 million letter of credit that accrues interest at 2.0% and 0.125% per annum for participation fees and fronting fees, respectively. The expected term of the letter of credit is April 30, 2018. There is currently no balance outstanding under the Amended Credit Facility.

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

(4)
On March 12, 2008, we issued $172.5 million aggregate principal amount of Convertible Notes. On March 20, 2012 approximately 85% of the outstanding Convertible Notes, representing $147.2 million of the then outstanding principal amount, were put to us. On March 20, 2015, approximately 98% of the remaining outstanding Convertible Notes, representing $24.8 million of the then outstanding principal amount, were put to us, leaving $0.6 million principal amount remaining. We are obligated to make semi-annual interest payments on the Convertible Notes until either we call the remaining Convertible Notes or the holders put the Convertible Notes to us.

(5)	The Lease Financing Obligation is calculated based on the aggregate undiscounted minimum future lease payments, which include both an interest and principal component.

(6)
We have one take-or-pay CO2 purchasing agreement that expires in December 2015. The agreement imposes a minimum volume commitment ("MVC") to purchase CO2 at a contracted price. The contract provides CO2 used in fracture stimulation operations. If we do not take delivery of the minimum volume required, we are obligated to pay for the deficiency. As of June 30, 2015, $1.5 million of the future commitment is due by December 31, 2015.

(7)	The lease for our principal office in Denver, Colorado extends through March 2019.

(8)
Includes a sales throughput contract in the South Altamont area of the Uinta Oil Basin. Under this contract, we are obligated to sell and deliver a MVC of 450.0 MMcf for the period of December 1, 2014 to November 30, 2015. If the minimum volume is not delivered, we must make a deficiency payment of up to $0.8 million. As of June 30, 2015, we have satisfied approximately 132.4 MMcf of this commitment, resulting in an estimated deficiency payment of up to $0.5 million due December 1, 2015.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of June 30, 2015.

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

Commodity Price Risk

Our primary market risk exposure is in the prices we receive for our production. Commodity pricing is primarily driven by the prevailing worldwide price for crude oil and spot regional market prices applicable to our U.S. oil and natural gas production. Pricing for oil, natural gas and NGLs has been volatile and unpredictable for several years, and we expect this volatility to continue in the future. For example, the West Texas Intermediate price per Bbl as quoted on the NYMEX was $105.37 per Bbl at June 30, 2014 compared to $59.47 per Bbl at June 30, 2015. The prices we receive for future production depend on many factors outside of our control, including volatility in the differences between product prices at sales points and the applicable index price. Based on our average daily production and our derivative contracts in place for the six months ended June 30, 2015, our income before income taxes would have decreased by approximately $0.1 million for each $1.00 per barrel decrease in crude oil prices, a de minimis amount for each $0.10 decrease per MMBtu in natural gas prices and $0.3 million for each $1.00 per barrel decrease in NGL prices.

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

As of July 24, 2015, we have financial derivative instruments related to oil and natural gas volumes in place for the following periods indicated. Further detail of these hedges is summarized in the table presented under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations— Capital Resources and Liquidity— Commodity Hedging Activities."

	July – December 2015		For the year 2016		For the year 2017
	Derivative Volumes	Weighted Average Price	Derivative Volumes	Weighted Average Price	Derivative Volumes	Weighted Average Price
Oil (Bbls)	1,987,200	$89.81	2,478,600	$80.47	683,250	$75.61
Natural Gas (MMbtu)	3,680,000	$4.13	1,830,000	$4.10	—	$—

Interest Rate Risks

At June 30, 2015, we had no amounts outstanding under our Amended Credit Facility, which bears interest at floating rates. The average annual interest rate incurred on this debt for the six months ended June 30, 2014 was 1.8%. A 1.0% increase in each of the average LIBOR rate and federal funds rate for the six months ended June 30, 2014 would have resulted in an estimated $0.9 million increase in interest expense.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. As of June 30, 2015, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of June 30, 2015.

Changes in Internal Controls. There has been no change in our internal control over financial reporting during the second fiscal quarter of 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Securities

There were no sales of unregistered equity securities during the period covered by this report.

Issuer Purchases of Equity Securities

The following table contains information about our acquisitions of equity securities during the three months ended June 30, 2015:

Period	Total Number of Shares (1)	Weighted Average Price Paid Per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1 – 30, 2015	1,960	$11.08	—	—
May 1 – 31, 2015	1,599	9.24	—	—
June 1 – 30, 2015	483	8.62	—	—
Total	4,042	$10.06	—	—

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
10.1
Third Amendment, dated effective as of April 9, 2015, to Third Amended and Restated Credit Agreement, dated as of March 16, 2010, among Bill Barrett Corporation, certain of its subsidiaries party thereto and the banks named therein. [Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the Commission on April 9, 2015.]

10.2
Equity Distribution Agreement, dated June 10, 2015, by and between Bill Barrett Corporation and Goldman, Sachs & Co. [Incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed with the Commission on June 10, 2015.]

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

BILL BARRETT CORPORATION

Date:	August 6, 2015	By:	/s/ R. Scot Woodall
R. Scot Woodall
Chief Executive Officer and President
(Principal Executive Officer)

Date:	August 6, 2015	By:	/s/ Robert W. Howard
Robert W. Howard
Chief Financial Officer
(Principal Financial Officer)