Form 10-Q
period 2015-09-30
BILL BARRETT CORP
filed 2015-11-05
CIK 1172139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

There were 49,959,996 shares of $0.001 par value common stock outstanding on October 23, 2015.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

BILL BARRETT CORPORATION

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2015	December 31, 2014
	(in thousands, except share data)
Assets:
Current assets:
Cash and cash equivalents	$92,836	$165,904
Short-term investments	19,992	—
Accounts receivable, net of allowance for doubtful accounts	44,070	112,209
Derivative assets	109,847	145,226
Prepayments and other current assets	3,395	2,766
Total current assets	270,140	426,105
Property and equipment - at cost, successful efforts method for oil and gas properties:
Proved oil and gas properties	1,942,076	2,009,292
Unproved oil and gas properties, excluded from amortization	95,213	148,834
Oil and gas properties held for sale, net of amortization and impairment	64,882	9,234
Furniture, equipment and other	29,496	39,963
	2,131,667	2,207,323
Accumulated depreciation, depletion, amortization and impairment	(892,720)	(454,202)
Total property and equipment, net	1,238,947	1,753,121
Deferred income taxes	42,137	—
Derivative assets	32,209	49,750
Deferred financing costs and other noncurrent assets	12,827	15,508
Total	$1,596,260	$2,244,484
Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable and accrued liabilities	$111,309	$126,252
Amounts payable to oil and gas property owners	18,337	19,187
Production taxes payable	27,416	38,060
Deferred income taxes	42,137	55,418
Current portion of long-term debt	1,015	25,770
Total current liabilities	200,214	264,687
Long-term debt	802,894	803,222
Asset retirement obligations	14,699	21,592
Liabilities associated with assets held for sale	7,641	146
Deferred income taxes	—	122,350
Derivatives and other noncurrent liabilities	3,046	2,999
Stockholders' equity:
Common stock, $0.001 par value; authorized 150,000,000 shares; 49,961,616 and 49,526,637 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively, with 1,604,739 and 1,407,141 shares subject to restrictions, respectively	48	48
Additional paid-in capital	918,523	913,619
Retained earnings (Accumulated deficit)	(350,805)	115,821
Treasury stock, at cost: zero shares at September 30, 2015 and December 31, 2014, respectively	—	—
Total stockholders' equity	567,766	1,029,488
Total	$1,596,260	$2,244,484
See notes to Unaudited Consolidated Financial Statements.

BILL BARRETT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands, except share and per share data)
Operating and Other Revenues:
Oil, gas and NGL production	$48,799	$134,342	$158,667	$397,731
Other	880	921	2,664	7,658
Total operating and other revenues	49,679	135,263	161,331	405,389
Operating Expenses:
Lease operating expense	9,638	16,284	34,834	48,367
Gathering, transportation and processing expense	684	10,784	2,559	34,238
Production tax expense	3,670	10,495	10,020	27,770
Exploration expense	20	23	145	442
Impairment, dry hole costs and abandonment expense	572,651	29,109	574,996	32,613
(Gain) Loss on divestitures	(77)	99,466	(759)	96,896
Depreciation, depletion and amortization	54,738	69,024	159,666	189,426
Unused commitments	4,388	—	13,163	—
General and administrative expense	11,025	11,111	39,026	41,039
Total operating expenses	656,737	246,296	833,650	470,791
Operating Income (Loss)	(607,058)	(111,033)	(672,319)	(65,402)
Other Income and Expense:
Interest and other income	100	264	519	991
Interest expense	(15,754)	(18,033)	(49,574)	(53,285)
Commodity derivative gain (loss)	69,133	72,299	75,914	369
Gain (Loss) on extinguishment of debt	—	—	1,749	—
Total other income and expense	53,479	54,530	28,608	(51,925)
Income (Loss) before Income Taxes	(553,579)	(56,503)	(643,711)	(117,327)
(Provision for) Benefit from Income Taxes	143,265	21,854	177,085	43,343
Net Income (Loss)	$(410,314)	$(34,649)	$(466,626)	$(73,984)
Net Income (Loss) Per Common Share, Basic	$(8.49)	$(0.72)	$(9.67)	$(1.54)
Net Income (Loss) Per Common Share, Diluted	$(8.49)	$(0.72)	$(9.67)	$(1.54)
Weighted Average Common Shares Outstanding, Basic	48,339,639	48,060,086	48,279,763	47,982,992
Weighted Average Common Shares Outstanding, Diluted	48,339,639	48,060,086	48,279,763	47,982,992
See notes to Unaudited Consolidated Financial Statements.

BILL BARRETT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Net Income (Loss)	$(410,314)	$(34,649)	$(466,626)	$(73,984)
Other Comprehensive Income (Loss), net of tax:
Effect of derivative financial instruments	—	(219)	—	(555)
Other comprehensive income (loss)	—	(219)	—	(555)
Comprehensive Income (Loss)	$(410,314)	$(34,868)	$(466,626)	$(74,539)
See notes to Unaudited Consolidated Financial Statements.

BILL BARRETT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2015	2014
	(in thousands)
Operating Activities:
Net Income (Loss)	$(466,626)	$(73,984)
Adjustments to reconcile to net cash provided by operations:
Depreciation, depletion and amortization	159,666	189,426
Deferred income tax benefit	(176,797)	(43,604)
Impairment, dry hole costs and abandonment expense	574,996	32,613
Total commodity derivative (gain) loss	(75,914)	(369)
Gain (Loss) on settlements of commodity derivatives	128,834	(21,580)
Stock compensation and other non-cash charges	7,281	9,651
Amortization of debt discounts and deferred financing costs	3,983	3,200
(Gain) Loss on extinguishment of debt	(1,749)	—
(Gain) Loss on sale of properties	(759)	96,896
Change in operating assets and liabilities:
Accounts receivable	20,394	9,025
Prepayments and other assets	(261)	914
Accounts payable, accrued and other liabilities	4,347	20,723
Amounts payable to oil and gas property owners	(850)	1,936
Production taxes payable	(10,644)	6,455
Net cash provided by (used in) operating activities	165,901	231,302
Investing Activities:
Additions to oil and gas properties, including acquisitions	(256,059)	(425,978)
Additions of furniture, equipment and other	(1,036)	(2,110)
Proceeds from sale of properties and other investing activities	66,617	557,747
Cash paid for short-term investments	(114,883)	—
Proceeds from the sale of short-term investments	95,000	—
Net cash provided by (used in) investing activities	(210,361)	129,659
Financing Activities:
Proceeds from debt	—	165,000
Principal payments on debt	(25,083)	(283,442)
Proceeds from stock option exercises	—	126
Deferred financing costs and other	(3,525)	(2,462)
Net cash provided by (used in) financing activities	(28,608)	(120,778)
Increase (Decrease) in Cash and Cash Equivalents	(73,068)	240,183
Beginning Cash and Cash Equivalents	165,904	54,595
Ending Cash and Cash Equivalents	$92,836	$294,778
See notes to Unaudited Consolidated Financial Statements.

BILL BARRETT CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)
(In thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance at December 31, 2013	$48	$904,261	$100,740	$—	$669	$1,005,718
Exercise of options, restricted stock activity and shares exchanged for exercise and tax withholding	—	126	—	(2,684)	—	(2,558)
Stock-based compensation	—	11,916	—	—	—	11,916
Retirement of treasury stock	—	(2,684)	—	2,684	—	—
Net income (loss)	—	—	15,081	—	—	15,081
Effect of derivative financial instruments, net of $410 of taxes	—	—	—	—	(669)	(669)
Balance at December 31, 2014	$48	$913,619	$115,821	$—	$—	$1,029,488
Exercise of options, restricted stock activity and shares exchanged for exercise and tax withholding	—	—	—	(1,100)	—	(1,100)
Stock-based compensation	—	7,600	—	—	—	7,600
Retirement of treasury stock	—	(1,100)	—	1,100	—	—
Settlement of convertible notes	—	(1,596)	—	—	—	(1,596)
Net income (loss)	—	—	(466,626)	—	—	(466,626)
Balance at September 30, 2015	$48	$918,523	$(350,805)	$—	$—	$567,766
See notes to Unaudited Consolidated Financial Statements.

BILL BARRETT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

September 30, 2015

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

Short-term Investments. Short-term investments have maturities of more than three months and less than one year. The Company's held-to-maturity securities have a carrying value of $20.0 million, which approximates fair value, as of September 30, 2015, and all have maturity dates of less than one year.

Accounts Receivable. Accounts receivable is comprised of the following:

	As of September 30, 2015	As of December 31, 2014
	(in thousands)
Accrued oil, gas and NGL sales	$33,018	$35,099
Due from joint interest owners	9,333	27,937
Other (1)	1,733	49,187
Allowance for doubtful accounts	(14)	(14)
Total accounts receivable	$44,070	$112,209

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

The following table sets forth the net capitalized costs and associated accumulated DD&A and non-cash impairments relating to the Company's oil, natural gas and NGL producing activities:

	As of September 30, 2015	As of December 31, 2014
	(in thousands)
Proved properties	$321,201	$390,482
Wells and related equipment and facilities	1,536,447	1,537,370
Support equipment and facilities	74,438	68,371
Materials and supplies	9,990	13,069
Total proved oil and gas properties	$1,942,076	$2,009,292
Unproved properties	28,514	78,898
Wells and facilities in progress	66,699	69,936
Total unproved oil and gas properties, excluded from amortization	$95,213	$148,834
Assets held for sale	64,882	9,234
Accumulated depreciation, depletion, amortization and impairment	(875,852)	(427,954)
Total oil and gas properties, net	$1,226,319	$1,739,406

The Company reviews proved oil and gas properties on a field-by-field basis for impairment on a quarterly basis or whenever events and circumstances indicate that a decline in the recoverability of their carrying value may have occurred. The Company estimates the expected undiscounted future net cash flows of its oil and gas properties based on the Company's best estimate of development plans, future production, commodity pricing, gathering and transportation deductions, production tax rates, lease operating expenses and future development costs. The Company compares such undiscounted future net cash flows to the carrying amount of the oil and gas properties to determine if the carrying amount is recoverable. If the undiscounted future net cash flows exceed the carrying amount of the proved oil and gas properties, no impairment is taken. If the carrying value of a property exceeds the undiscounted future net cash flows, the Company will impair the carrying value to fair value based on an analysis of quantitative and qualitative factors existing as of the balance sheet date. The Company does not believe that the undiscounted future net cash flows analysis of its proved property represents the applicable market value. The factors used to determine fair value include, but are not limited to, recent sales prices of comparable properties, indications from marketing activities, the present value of future revenues, net of estimated operating and development costs using estimates of reserves, future commodity pricing, future production estimates, anticipated capital expenditures and various discount rates commensurate with the risk and current market conditions associated with realizing the projected cash flows.

The Company recognized non-cash impairment, dry hole costs and abandonment expense in the Unaudited Consolidated Statements of Operations, as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
	(in thousands)
Non-cash impairment of proved oil and gas properties	$556,291	(1)	$11,493	(2)	$556,563	(1)	$12,531	(2)(3)
Non-cash impairment of unproved oil and gas properties	15,572	(1)	15,250	(2)	15,803	(1)	15,250	(2)
Non-cash impairment of inventory	—		—		—		340
Dry hole costs	14		3		(29)		96
Abandonment expense and lease expirations	774		2,363		2,659		4,396
Total non-cash impairment, dry hole costs and abandonment expense	$572,651		$29,109		$574,996		$32,613

(1)
Due to the continued decline in oil prices, the Company recognized a non-cash impairment charge associated with the Company's Uinta Oil Program proved and unproved oil and gas properties for the three and nine months ended September 30, 2015.

(2)
As a result of the sale or exchange of the majority of the Company's Powder River Basin assets ("Powder River Oil Divestiture") and results of drilling and completion activity in the Paradox Basin during the three months ended September 30, 2014, the remaining carrying values of Powder River Oil and Paradox Basin assets were analyzed relative to their estimated fair market values. As a result, the Company recognized proved and unproved property impairments of $11.5 million and $15.3 million, respectively.

(3)
The amount shown reflects $1.0 million of proved impairment expense that was incurred during the nine months ended September 30, 2014 related to the sale of the Company's West Tavaputs natural gas assets in the Uinta Basin ("West Tavaputs Divestiture") based upon a true up of previously estimated fair value relative to carrying value. These assets were sold in December 2013.

The provision for DD&A of oil and gas properties is calculated on a field-by-field basis using the unit-of-production method. Natural gas and NGLs are converted to an oil equivalent, Boe, at the standard rate of six Mcf to one Boe and forty-two gallons to one Boe, respectively. Estimated future dismantlement, restoration and abandonment costs are taken into consideration by this calculation.

Accounts Payable and Accrued Liabilities. Accounts payable and accrued liabilities are comprised of the following:

	As of September 30, 2015	As of December 31, 2014
	(in thousands)
Accrued drilling, completion and facility costs	$49,664	$68,124
Accrued lease operating, gathering, transportation and processing expenses	10,718	12,526
Accrued general and administrative expenses	8,695	8,482
Accrued interest payable	28,551	14,284
Accrued payables for property sales	—	16,296
Trade payables and other	13,681	6,540
Total accounts payable and accrued liabilities	$111,309	$126,252

Environmental Liabilities. Environmental expenditures that relate to an existing condition caused by past operations and that do not contribute to current or future revenue generation are expensed. Environmental liabilities are accrued when environmental assessments and/or clean-ups are probable, and the costs can be reasonably estimated.

Revenue Recognition. Oil, gas and NGL revenues are recognized when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred and title has transferred, and collectability of the revenue is reasonably assured. The Company uses the sales method to account for gas and NGL imbalances. Under this method, revenues are recorded on the basis of gas and NGLs actually sold by the Company. In addition, the Company records revenues for its share of gas and NGLs sold by other owners that cannot be volumetrically balanced in the future due to insufficient remaining reserves. The Company also reduces revenues for other owners' volumetric share of gas and NGLs sold by the Company that cannot be volumetrically balanced in the future due to insufficient remaining reserves. The Company's remaining over- and under-produced gas and NGLs balancing positions are taken into account in determining the Company's proved oil, gas and NGL reserves. Imbalances at September 30, 2015 and 2014 were not material.

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

Income Taxes. Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently payable plus deferred income taxes related to certain income and expenses recognized in different periods for financial and income tax reporting purposes. Deferred income tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when assets are recovered or liabilities are settled. Deferred income taxes also include tax credits and net operating losses that are available to offset future income taxes. Deferred income taxes are measured by applying currently enacted tax rates. Deferred tax assets are regularly reviewed, considering all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, taxable strategies and result of recent operations. The assumptions about future taxable income require significant judgment to determine whether it is more likely than not if the deferred tax asset is expected to be realized.

The Company accounts for uncertainty in income taxes for tax positions taken or expected to be taken in a tax return. Only tax positions that meet the more-likely-than-not recognition threshold are recognized. The Company does not have any uncertain tax positions recorded as of September 30, 2015.

Earnings/Loss Per Share. Basic net income (loss) per common share is calculated by dividing net income (loss) attributable to common stock by the weighted average number of common shares outstanding during each period. Diluted net income per common share is calculated by dividing net income attributable to common stock by the weighted average number of common shares outstanding and other dilutive securities. Potentially dilutive securities for the diluted net income per common share calculations consist of nonvested equity shares of common stock, in-the-money outstanding stock options to purchase the Company's common stock and shares into which the Convertible Notes are convertible. No potential common shares are included in the computation of any diluted per share amount when a net loss exists, as was the case for the three and nine months ended September 30, 2015 and 2014.

The following table sets forth the calculation of basic and diluted income (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands, except per share amounts)
Net income (loss)	$(410,314)	$(34,649)	$(466,626)	$(73,984)
Basic weighted-average common shares outstanding in period	48,340	48,060	48,280	47,983
Add dilutive effects of stock options and nonvested equity shares of common stock	—	—	—	—
Diluted weighted-average common shares outstanding in period	48,340	48,060	48,280	47,983
Basic net income (loss) per common share	$(8.49)	$(0.72)	$(9.67)	$(1.54)
Diluted net income (loss) per common share	$(8.49)	$(0.72)	$(9.67)	$(1.54)

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

3. Supplemental Disclosures of Cash Flow Information

Supplemental cash flow information is as follows:

	Nine Months Ended September 30,
	2015	2014
	(in thousands)
Cash paid for interest	$31,323	$36,267
Cash paid for income taxes	1,052	1
Supplemental disclosures of non-cash investing and financing activities:
Accrued liabilities - oil and gas properties	57,699	90,381
Change in asset retirement obligations, net of disposals	(241)	(23,327)
Retirement of treasury stock	(1,100)	(2,462)
Fair value of properties exchanged in non-cash transactions	—	77,078
Relief from lease financing obligation	—	36,106

4. Assets Held for Sale

Assets are classified as held for sale when the Company commits to a plan to sell the assets and there is reasonable certainty the sale will take place within one year. Upon classification as held for sale, long-lived assets are no longer depreciated or depleted, and a measurement for impairment is performed to identify and expense any excess of carrying value over fair value less costs to sell.

At September 30, 2015, the Company had a signed purchase and sale agreement in place for certain assets in the Uinta Basin and certain non-core assets in the DJ Basin. In addition, the Company began marketing the remainder of its non-core assets in the DJ Basin during the three months ended September 30, 2015. Therefore, the related assets and liabilities were classified as held for sale in the Unaudited Consolidated Balance Sheet as of September 30, 2015. Assets held for sale are recorded at the lesser of their respective carrying value or fair value less estimated costs to sell. The fair value of the assets held for sale was $57.3 million and was presented as oil and gas properties held for sale, net of amortization and impairment, of $64.9 million and liabilities associated with assets held for sale of $7.6 million on the Unaudited Consolidated Balance Sheet as of September 30, 2015.

5. Long-Term Debt

The Company's outstanding debt is summarized below:

		As of September 30, 2015			As of December 31, 2014
	Maturity Date	Principal	Unamortized Discount	Carrying Amount	Principal	Unamortized Discount	Carrying Amount
		(in thousands)
Amended Credit Facility	April 9, 2020	$—	$—	$—	$—	$—	$—
Convertible Notes (1)	March 15, 2028 (2)	579	—	579	25,344	—	25,344
7.625% Senior Notes (3)	October 1, 2019	400,000	—	400,000	400,000	—	400,000
7.0% Senior Notes (4)	October 15, 2022	400,000	—	400,000	400,000	—	400,000
Lease Financing Obligation (5)	August 10, 2020	3,330	—	3,330	3,648	—	3,648
Total Debt		$803,909	$—	$803,909	$828,992	$—	$828,992
Less: Current Portion of Long-Term Debt (6)		1,015	—	1,015	25,770	—	25,770
Total Long-Term Debt		$802,894	$—	$802,894	$803,222	$—	$803,222

(1)
The aggregate estimated fair value of the Convertible Notes was approximately $0.6 million and $25.1 million as of September 30, 2015 and December 31, 2014, respectively, based on reported market trades of these instruments. On March 20, 2015, the holders put 98% of the Convertible Notes to the Company, leaving $0.6 million principal amount remaining.

(2)
The Company has the right at any time, with at least 30 days' notice, to call the remaining Convertible Notes, and the holders have the right to require the Company to purchase the notes on each of March 20, 2018 and March 20, 2023.

(3)
The aggregate estimated fair value of the 7.625% Senior Notes was approximately $292.8 million and $359.8 million as of September 30, 2015 and December 31, 2014, respectively, based on reported market trades of these instruments.

(4)
The aggregate estimated fair value of the 7.0% Senior Notes was approximately $257.0 million and $366.0 million as of September 30, 2015 and December 31, 2014, respectively, based on reported market trades of these instruments.

(5)
The aggregate estimated fair value of the Lease Financing Obligation was approximately $3.2 million as of September 30, 2015 and $3.5 million as of December 31, 2014. Because there is no active, public market for the Lease Financing Obligation, the aggregate estimated fair value was based on market-based parameters of comparable term secured financing instruments.

(6)
The current portion of the long-term debt as of September 30, 2015 and December 31, 2014 includes the current portion of the Lease Financing Obligation and the principal amount of the Convertible Notes.

Amended Credit Facility

On September 23, 2015, the Company entered into a Fourth Amendment (the "Fourth Amendment") to the Third Amended and Restated Credit Agreement dated March 16, 2010 (the "Amended Credit Facility"). The Fourth Amendment, among other things, reaffirmed the current borrowing base at $375.0 million and amended certain financial covenant requirements. On April 9, 2015, the Company entered into a Third Amendment (the "Third Amendment") to the Amended Credit Facility. The Third Amendment amended the definition of "Maturity Date" in the Amended Credit Facility to mean the earliest of (a) April 9, 2020 or (b) the date 181 days prior to the maturity of certain unsecured senior or senior subordinated debt of the Company in existence as of the date of the Third Amendment or that may be incurred by the Company as of a future date, or any permitted refinancing debt in respect thereof. The Amended Credit Facility currently has commitments and a borrowing base of $375.0 million from 13 lenders based on mid-year 2015 reserves and hedge position. Due to the Third Amendment, the Company recognized interest expense of $1.6 million and a loss on extinguishment of debt of $0.8 million on the Unaudited Consolidated Statements of Operations related to the acceleration of deferred financing charges during the nine months ended September 30, 2015. As of September 30, 2015, the Company had no amounts outstanding under the Amended Credit Facility. As credit support for future payment under a contractual obligation, a $26.0 million letter of credit was issued under the Amended Credit Facility, which reduced the available borrowing capacity of the Amended Credit Facility as of September 30, 2015 to $349.0 million.

Interest rates are LIBOR plus applicable margins of 1.5% to 2.5% or ABR plus 0.5% to 1.5% and the unused commitment fee is between 0.375% and 0.5% based on borrowing base utilization. There have not been any borrowings under the Amended Credit Facility in 2015. The average annual interest rate incurred on the Amended Credit Facility was 2.0% and 1.9% for the three and nine months ended September 30, 2014, respectively.

The borrowing base is required to be re-determined at least twice per year, on or about April 1 and October 1, as well as following any material property sales. Future borrowing bases will be computed based on proved oil, natural gas and NGL reserves, hedge positions and estimated future cash flows from those reserves calculated using future commodity pricing provided by our lenders, as well as any other outstanding debt of the Company.

The Amended Credit Facility contains certain financial covenants. The Company is currently in compliance with all financial covenants and has complied with all financial covenants from the time it entered into the facility.

5% Convertible Senior Notes Due 2028

On March 12, 2008, the Company issued $172.5 million aggregate principal amount of Convertible Notes. On March 20, 2012, $147.2 million of the outstanding principal amount, or approximately 85% of the outstanding Convertible Notes, were put to the Company and redeemed by the Company at par. On March 20, 2015, $24.8 million of the remaining outstanding principal amount, or approximately 98% of the remaining outstanding Convertible Notes, were put to the Company and redeemed by the Company at par. The Company settled the notes in cash and recognized a gain on extinguishment of $2.6 million in the Unaudited Consolidated Statements of Operations for the nine months ended September 30, 2015. After the redemption, $0.6 million aggregate principal amount of the Convertible Notes were outstanding as of September 30, 2015. The Convertible Notes mature on March 15, 2028, unless earlier converted, redeemed or purchased by the Company. The Convertible Notes are senior unsecured obligations and rank equal in right of payment to all of the Company's existing and future senior unsecured indebtedness, are senior in right of payment to all of the Company's future subordinated indebtedness, and are effectively subordinated to all of the Company's secured indebtedness with respect to the collateral securing such indebtedness. The Convertible Notes are structurally subordinated to all present and future secured and unsecured debt and other obligations of the Company's subsidiaries. The Convertible Notes are fully and unconditionally guaranteed by the subsidiaries that guarantee the Company's indebtedness under the Amended Credit Facility, the 7.625% Senior Notes and the 7.0% Senior Notes.

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

Lease Financing Obligation Due 2020

The Company has a lease financing obligation with a balance of $3.3 million as of September 30, 2015 whereby the Company sold and subsequently leased back certain compressors and related facilities owned by the Company. The Lease Financing Obligation expires on August 10, 2020, and the Company has the option to purchase the equipment at the end of the lease term for the then current fair market value. The Lease Financing Obligation also contains an early buyout option pursuant to which the Company may purchase the equipment for $1.8 million on February 10, 2019. The lease payments related to the equipment are recognized as principal and interest expense based on a weighted average implicit interest rate of 3.3%. See Note 12 for discussion of aggregate minimum future lease payments.

The following table summarizes, for the periods indicated, the cash or accrued portion of interest expense related to the Amended Credit Facility, the outstanding Convertible Notes, the 7.625% Senior Notes, the 7.0% Senior Notes and the Lease Financing Obligation along with the non-cash portion resulting from the amortization of the debt discount and transaction costs through interest expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Amended Credit Facility (1)
Cash interest	$443	$1,771	$1,313	$4,392
Non-cash interest (2)	$165	$586	$2,534	$1,757
Convertible Notes (3)
Cash interest	$22	$306	$308	$940
Non-cash interest	$1	$1	$6	$4
7.625% Senior Notes (4)
Cash interest	$7,625	$7,625	$22,875	$22,875
Non-cash interest	$267	$273	$813	$817
7.0% Senior Notes (5)
Cash interest	$7,000	$7,000	$21,000	$21,000
Non-cash interest	$199	$204	$607	$610
Lease Financing Obligation (6)
Cash interest	$27	$248	$84	$765
Non-cash interest	$—	$3	$24	$11

(1)	Cash interest includes amounts related to interest and commitment fees incurred on the Amended Credit Facility and participation and fronting fees paid on the letter of credit.

(2)	Amount shown for the nine months ended September 30, 2015 includes $1.6 million related to amending the Amended Credit Facility.

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

(6)
The effective interest rate for the Lease Financing Obligation is 3.3% per annum. The decrease in cash interest for the three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014 was due to obligations transferring with the sale of natural gas assets in the Piceance Basin during the third quarter of 2014.

6. Asset Retirement Obligations

A reconciliation of the Company's asset retirement obligations for the nine months ended September 30, 2015 is as follows (in thousands):

As of December 31, 2014	$22,852
Liabilities incurred	754
Liabilities settled	(162)
Disposition of properties	(745)
Accretion expense	1,091
Revisions to estimate	(88)
As of September 30, 2015	$23,702
Less: liabilities associated with assets held for sale	7,641
Less: current asset retirement obligations	1,362
Long-term asset retirement obligations	$14,699

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

	As of September 30, 2015
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Deferred Compensation Plan	$1,080	$—	$—	$1,080
Cash Equivalents	40,054	—	—	40,054
Commodity Derivatives	—	142,056	—	142,056

	As of December 31, 2014
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Deferred Compensation Plan	$1,069	$—	$—	$1,069
Cash Equivalents	75,066	—	—	75,066
Commodity Derivatives	—	195,176	—	195,176
Liabilities
Commodity Derivatives	$—	$200	$—	$200

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

Level 1 Fair Value Measurements – The Company maintains a non-qualified deferred compensation plan which allows certain management employees to defer receipt of a portion of their compensation. The Company maintains assets for the deferred compensation plan in a rabbi trust. The assets of the rabbi trust are invested in publicly traded mutual funds and are recorded in other current and other long-term assets in the Unaudited Consolidated Balance Sheets. The highly liquid cash equivalents are recorded at carrying value, which approximates fair value, which represent Level 1 inputs. The deferred compensation plan financial assets are reported at fair value based on active market quotes, which represent Level 1 inputs. The fair values of the Company's fixed rate 7.625% Senior Notes and 7.0% Senior Notes totaled $549.8 million as of September 30, 2015. The fair values of the Company's fixed rate 7.625% Senior Notes and 7.0% Senior Notes totaled $725.8 million as of December 31, 2014. The fair values of the Company's fixed rate Senior Notes are based on active market quotes, which represent Level 1 inputs.

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

There is no active, public market for the Amended Credit Facility, Convertible Notes or Lease Financing Obligation. The Amended Credit Facility had a balance of zero as of September 30, 2015 and December 31, 2014. The Convertible Notes fair values of $0.6 million and $25.1 million as of September 30, 2015 and December 31, 2014, respectively, are measured based on market-based parameters of the various components of the Convertible Notes and over the counter trades. The Lease Financing Obligation fair values of $3.2 million and $3.5 million as of September 30, 2015 and December 31, 2014, respectively, are measured based on market-based parameters of comparable term secured financing instruments. The fair value measurements for the Amended Credit Facility, Convertible Notes and Lease Financing Obligation represent Level 2 inputs.

Level 3 Fair Value Measurements – As of September 30, 2015 and December 31, 2014, the Company did not have assets or liabilities that were measured on a recurring basis classified under a Level 3 fair value hierarchy.

Assets and Liabilities Measured on a Non-recurring Basis – Oil and gas property costs are evaluated for impairment and reduced to fair value when there is an indication that the carrying costs may not be recoverable. The fair value is determined by using either a market approach based on recent sales prices of comparable properties and/or indications from marketing activities or by using the income valuation technique which involves calculating the present value of future revenues. The present value, net of estimated operating and development costs, is calculated using estimates of reserves, future commodity pricing, future production estimates, anticipated capital expenditures and various discount rates commensurate with the risk and current market conditions associated with realizing the projected cash flows (all of which are designated as Level 3 inputs within the fair value hierarchy). During the nine months ended September 30, 2015, the Company reduced its Uinta Oil Program assets to a fair value of $180.0 million, resulting in a non-cash impairment charge of $571.9 million.

Properties classified as held for sale are valued using a market approach, based on an estimated selling price, as evidenced by current marketing activities, if possible. If an estimated selling price is not available, the Company utilizes the income valuation technique discussed above. The fair value of assets classified as held for sale was $64.9 million as of September 30, 2015.

The following tables set forth by level within the fair value hierarchy the Company's non-financial assets and liabilities that were measured at fair value on a nonrecurring basis as of September 30, 2015.

	Net Carrying Value as of September 30, 2015	Fair Value Measurements Using
		Level 1	Level 2	Level 3
	(in thousands)
Proved property (1)(2)	$225,363	$—	$—	$225,363
Unproved property (1)(2)	19,519	—	—	19,519

(1)	See Note 2 for additional details on impairment expense recognized.

(2)
Includes $50.3 million of net proved property and $14.6 million of net unproved property associated with properties held for sale as of September 30, 2015. See note 4 for additional details related to assets held for sale.

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

The following tables set forth by level within the fair value hierarchy the Company's non-financial assets and liabilities that were measured at fair value on a nonrecurring basis as of December 31, 2014.

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

	As of September 30, 2015
Balance Sheet	Gross Amounts of Recognized Derivative Assets	Gross Amounts Offset in the Balance Sheet		Net Amounts of Derivative Assets Presented in the Balance Sheet
	(in thousands)
Derivative assets (current)	$109,847	$—		$109,847
Derivative assets (noncurrent)	32,209	—		32,209
Total derivative assets	$142,056	$—		$142,056

	As of December 31, 2014
Balance Sheet	Gross Amounts of Recognized Derivative Assets	Gross Amounts Offset in the Balance Sheet		Net Amounts of Derivative Assets Presented in the Balance Sheet
	(in thousands)
Derivative assets (current)	$145,426	$(200)	(1)	$145,226
Derivative assets (noncurrent)	49,750	—		49,750
Total derivative assets	$195,176	$(200)		$194,976
	Gross Amounts of Recognized Derivative Liabilities	Gross Amounts Offset in the Balance Sheet		Net Amounts of Derivative Liabilities Presented in the Balance Sheet
	(in thousands)
Derivative liabilities	$(200)	$200	(2)	$—
Total derivative liabilities	$(200)	$200		$—

(1)	Amounts are netted against derivative asset balances with the same counterparty and are therefore, presented as a net asset on the Unaudited Consolidated Balance Sheets.

(2)	Amounts are netted against derivative liability balances with the same counterparty and are therefore, presented as a net liability on the Unaudited Consolidated Balance Sheets.

As of September 30, 2015, the Company had financial derivative instruments in place related to the sale of a portion of the Company's production for the following volumes for the periods indicated:

	October – December 2015		For the year 2016		For the year 2017
	Derivative Volumes	Weighted Average Price	Derivative Volumes	Weighted Average Price	Derivative Volumes	Weighted Average Price
Oil (Bbls)	993,600	$89.81	2,478,600	$80.47	683,250	$75.61
Natural Gas (MMbtu)	1,840,000	$4.13	1,830,000	$4.10	—	$—

The table below summarizes the commodity derivative gains and losses the Company recognized related to its oil, gas and NGL derivative instruments for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Commodity derivative gain (loss) settlements on derivatives designated as cash flow hedges (1)	$—	$351	$—	$889
Total commodity derivative gain (loss) (2)	69,133	72,299	75,914	369

(1)	Included in oil, gas and NGL production revenues in the Unaudited Consolidated Statements of Operations.

(2)	Included in commodity derivative gain (loss) in the Unaudited Consolidated Statements of Operations.

The Company's derivative financial instruments are generally executed with major financial or commodities trading institutions that expose the Company to market and credit risks and may, at times, be concentrated with certain counterparties or groups of counterparties. The Company had derivatives in place with eight different counterparties as of September 30, 2015. Although notional amounts are used to express the volume of these contracts, the amounts potentially subject to credit risk, in the event of non-performance by the counterparties, are substantially smaller. The creditworthiness of counterparties is subject to continual review by management, and the Company believes all of these institutions currently are acceptable credit risks. Full performance is anticipated, and the Company has no past due receivables from any of its counterparties.

It is the Company's policy to enter into derivative contracts with counterparties that are lenders in the Amended Credit Facility or affiliates of lenders in the Amended Credit Facility. The Company's derivative contracts are documented using an industry standard contract known as a Schedule to the Master Agreement and International Swaps and Derivative Association, Inc. ("ISDA") Master Agreement or other contracts. Typical terms for these contracts include credit support requirements, cross default provisions, termination events and set-off provisions. The Company is not required to provide any credit support to its counterparties other than cross collateralization with the properties securing the Amended Credit Facility. The Company has set-off provisions in its derivative contracts with lenders under its Amended Credit Facility which, in the event of a counterparty default, allow the Company to set-off amounts owed to the defaulting counterparty under the Amended Credit Facility or other obligations against monies owed to the Company under the derivative contracts. Where the counterparty is not a lender under the Company's Amended Credit Facility, it may not be able to set-off amounts owed by the Company under the Amended Credit Facility, even if such counterparty is an affiliate of a lender under such facility. The Company does not have any derivative balances that are offset by cash collateral.

9. Income Taxes

The Company accounts for uncertainty in income taxes for tax positions taken or expected to be taken in a tax return in accordance with the FASB’s rules on income taxes. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities. During the three and nine months ended September 30, 2015, the Company had no uncertain tax positions.

The Company’s policy is to classify accrued penalties and interest related to unrecognized tax benefits in the Company’s income tax provision. The Company did not record any accrued interest or penalties associated with unrecognized tax benefits during the three and nine months ended September 30, 2015 and 2014.

At September 30, 2015 the Company recorded a non-cash impairment charge of $571.9 million against its proved and unproved oil and gas properties. Primarily as a result of this non-cash impairment charge the Company was put into a net deferred tax asset position after applying the appropriate and expected jurisdictional tax rates at September 30, 2015. The Company considers all available evidence (both positive and negative) to estimate whether sufficient future taxable income will be generated to permit the use of the existing deferred tax assets. Such evidence includes the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment, and judgment is required in considering the relative weight of negative and positive evidence. Accordingly the Company recorded a valuation allowance of $66.4 million against our net deferred tax asset. The Company continues to monitor facts and circumstances in the reassessment of the likelihood that operating loss carryforwards, credits and other deferred tax assets will be utilized prior to their expiration. Any increases or decreases in a deferred tax asset valuation allowance would impact net income through offsetting changes in income tax expense.

Income tax benefit for the three and nine months ended September 30, 2015 and 2014 differs from the amounts that would be provided by applying the U.S. statutory income tax rates to pretax income or loss principally due to the effect of deferred tax asset valuation allowances, stock based compensation, political lobbying expense, political contributions, nondeductible officer compensation and state income taxes. For the three and nine months ended September 30, 2015 the effective tax rate decreased as a result of recording a valuation allowance of $66.4 million against the deferred tax asset balance.

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

The following table presents the non-cash stock-based compensation related to equity awards for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Common stock options	$137	$482	$528	$1,608
Nonvested common stock	1,816	1,760	5,007	4,979
Nonvested common stock units	250	274	779	783
Nonvested performance-based shares	(50)	955	903	1,919
Total	$2,153	$3,471	$7,217	$9,289

Unrecognized compensation cost as of September 30, 2015 was $16.5 million related to grants of nonvested stock options and nonvested shares of common stock that are expected to be recognized over a weighted-average period of 2.1 years.

Nonvested Shares. The following table presents the equity awards granted pursuant to the Company's various stock compensation plans:

	Three Months Ended September 30, 2015		Three Months Ended September 30, 2014
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested common stock	32,618	$5.24	26,828	$21.53
Nonvested common stock units	5,681	$3.30	850	$22.04
Nonvested performance-based shares	—	$—	10,073	$18.52
Total shares granted	38,299		37,751

	Nine Months Ended September 30, 2015		Nine Months Ended September 30, 2014
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested common stock	664,757	$11.91	516,768	$22.49
Nonvested common stock units	130,669	$8.47	44,282	$24.98
Nonvested performance-based shares	—	$—	303,188	$19.77
Total shares granted	795,426		864,238

Performance Cash Program

2015 Program. In February 2015, the Compensation Committee approved a performance cash program (the "2015 Program") granting performance cash units that will settle in cash. The performance-based awards contingently vest in May 2018, depending on the level at which the performance goals are achieved. The performance goals, which will be measured over the three year period ending December 31, 2017, consist of the Company's total shareholder return ("TSR") ranking relative to a defined peer group's individual TSRs ("Relative TSR") (weighted at 60%) and the percentage change in discretionary cash flow per debt adjusted share relative to a defined peer group's percentage calculation ("DCF per Debt Adjusted Share") (weighted at 40%). The Relative TSR and DCF per Debt Adjusted Share goals will vest at 25% or 50% of the total award for performance met at the threshold level, 100% at the target level and 200% at the stretch level. If the actual results for a metric are between the threshold and target levels or between the target and stretch levels, the vested number of units will be prorated based on the actual results compared to the threshold, target and stretch goals. If the threshold metrics are not met, no units will vest. In any event, the total number of units that could vest will not exceed 200% of the original number of performance cash units granted. At the end of the three year vesting period, any units that have not vested will be forfeited. A total of 409,046 units were granted under this program during the nine months ended September 30, 2015. The Company recognized $0.3 million in derivatives and other noncurrent liabilities in the Unaudited Consolidated Balance Sheets as of September 30, 2015 and a $0.1 million decrease in general and administrative expense and $0.3 million in general and administrative expense in the Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2015, respectively, for the 2015 Program.

11. Equity Distribution Agreement

On June 10, 2015, the Company entered into an Equity Distribution Agreement (the "Agreement") with Goldman, Sachs and Co. (the "Manager"). Pursuant to the terms of the Agreement, the Company may sell, from time to time through or to the Manager, shares of its common stock having an aggregate gross sales price of up to $100.0 million. Sales of the shares, if any, will be made by means of ordinary brokers' transactions through the facilities of the New York Stock Exchange, at market prices, in block transactions, to or through a market maker, through an electronic communications network or as otherwise agreed by the Company and the Manager. As of September 30, 2015, no shares have been sold pursuant to the Agreement.

12. Commitments and Contingencies

Lease Financing Obligation. The Company has a Lease Financing Obligation with Bank of America Leasing & Capital, LLC as the lead bank as discussed in Note 5. The aggregate undiscounted minimum future lease payments, including both principal and interest components, are presented below:

As of September 30, 2015
(in thousands)
2015	$135
2016	537
2017	537
2018	537
2019	1,825
Thereafter	—
Total	$3,571

Transportation Charges. The Company is party to two firm transportation contracts to provide capacity on natural gas pipeline systems. The remaining term on these contracts is six years. The contracts require the Company to pay transportation charges regardless of the amount of pipeline capacity utilized by the Company. Beginning October 1, 2014, these transportation costs were excluded from gathering, transportation and processing expense and included in unused commitments expense in the Unaudited Consolidated Statements of Operations. As a result of previous divestitures during 2013 and 2014, the Company will likely not utilize the firm capacity on the natural gas pipelines.

The amounts in the table below represent the Company's future minimum transportation charges.

As of September 30, 2015
(in thousands)
2015	$4,576
2016	18,692
2017	18,692
2018	18,692
2019	18,692
Thereafter	29,595
Total	$108,939

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

Lease and Other Commitments. The Company leases office space, vehicles and certain equipment under non-cancelable operating leases. Additionally, the Company has entered into various long-term agreements for telecommunication services as well as other drilling and throughput commitments.

Future minimum annual payments under lease and other agreements are as follows:

As of September 30, 2015
(in thousands)
2015 (1)(2)	$2,646
2016	2,995
2017	2,892
2018	2,591
2019	633
Thereafter	—
Total	$11,757

(1)	Includes a contractual obligation of $1.3 million due October 1, 2015 related to certain drilling commitments on sold properties.

(2)
Includes a sales throughput contract in the South Altamont area of the Uinta Oil Basin. Under this contract, the Company is obligated to sell and deliver a minimum volume commitment ("MVC") of 450.0 MMcf for the period of December 1, 2014 to November 30, 2015. If the minimum volume is not delivered, the Company must make a deficiency payment of up to $0.8 million. As of September 30, 2015, the Company had satisfied approximately 190.2 MMcf of this commitment, resulting in an estimated deficiency payment of up to $0.4 million due December 1, 2015.

Litigation. The Company is subject to litigation, claims and governmental and regulatory proceedings arising in the ordinary course of business. It is the opinion of the Company's management that current claims and litigation involving the Company are not likely to have a material adverse effect on its Unaudited Consolidated Balance Sheet, Cash Flows or Statements of Operations.

13. Guarantor Subsidiaries

In addition to the Amended Credit Facility, the 7.625% Senior Notes, 7.0% Senior Notes and Convertible Notes, which have been registered under the Securities Act of 1933, are jointly and severally guaranteed on a full and unconditional basis by the Company's 100% owned subsidiaries ("Guarantor Subsidiaries"). Presented below are the Company's unaudited condensed consolidating balance sheets, statements of operations, statements of other comprehensive income (loss) and statements of cash flows, as required by Securities and Exchange Commission ("SEC") Rule 3-10 of Regulation S-X.

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

Condensed Consolidating Balance Sheets

	As of September 30, 2015
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Assets:
Current assets	$270,062	$78	$—	$270,140
Property and equipment, net	1,232,180	6,767	—	1,238,947
Intercompany receivable (payable)	21,416	(21,416)	—	—
Investment in subsidiaries	(14,716)	—	14,716	—
Noncurrent assets	87,173	—	—	87,173
Total assets	$1,596,115	$(14,571)	$14,716	$1,596,260
Liabilities and Stockholders' Equity:
Current liabilities	$200,120	$94	$—	$200,214
Long-term debt	802,894	—	—	802,894
Other noncurrent liabilities	25,335	51	—	25,386
Stockholders' equity	567,766	(14,716)	14,716	567,766
Total liabilities and stockholders' equity	$1,596,115	$(14,571)	$14,716	$1,596,260

	As of December 31, 2014
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Assets:
Current assets	$426,103	$2	$—	$426,105
Property and equipment, net	1,730,074	23,047	—	1,753,121
Intercompany receivable (payable)	22,840	(22,840)	—	—
Investment in subsidiaries	163	—	(163)	—
Noncurrent assets	65,258	—	—	65,258
Total assets	$2,244,438	$209	$(163)	$2,244,484
Liabilities and Stockholders' Equity:
Current liabilities	$264,687	$—	$—	$264,687
Long-term debt	803,222	—	—	803,222
Deferred income taxes	122,350	—	—	122,350
Other noncurrent liabilities	24,691	46	—	24,737
Stockholders' equity	1,029,488	163	(163)	1,029,488
Total liabilities and stockholders' equity	$2,244,438	$209	$(163)	$2,244,484

Condensed Consolidating Statements of Operations

	Three Months Ended September 30, 2015
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Operating and other revenues	$49,562	$117	$—	$49,679
Operating expenses	(630,783)	(14,929)	—	(645,712)
General and administrative	(11,025)	—	—	(11,025)
Interest income and other income (expense)	53,479	—	—	53,479
Income (loss) before income taxes and equity in earnings of subsidiaries	(538,767)	(14,812)	—	(553,579)
(Provision for) Benefit from income taxes	143,265	—	—	143,265
Equity in earnings (loss) of subsidiaries	(14,812)	—	14,812	—
Net income (loss)	$(410,314)	$(14,812)	$14,812	$(410,314)

	Nine Months Ended September 30, 2015
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Operating and other revenues	$160,963	$368	$—	$161,331
Operating expenses	(779,377)	(15,247)	—	(794,624)
General and administrative	(39,026)	—	—	(39,026)
Interest income and other income (expense)	28,608	—	—	28,608
Income (loss) before income taxes and equity in earnings of subsidiaries	(628,832)	(14,879)	—	(643,711)
(Provision for) Benefit from income taxes	177,085	—	—	177,085
Equity in earnings (loss) of subsidiaries	(14,879)	—	14,879	—
Net income (loss)	$(466,626)	$(14,879)	$14,879	$(466,626)

	Three Months Ended September 30, 2014
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Operating and other revenues	$135,263	$—	$—	$135,263
Operating expenses	(235,123)	(62)	—	(235,185)
General and administrative	(11,111)	—	—	(11,111)
Interest and other income (expense)	54,530	—	—	54,530
Income (loss) before income taxes and equity in earnings of subsidiaries	(56,441)	(62)	—	(56,503)
(Provision for) Benefit from income taxes	21,854	—	—	21,854
Equity in earnings of subsidiaries	(62)	—	62	—
Net income (loss)	$(34,649)	$(62)	$62	$(34,649)

	Nine Months Ended September 30, 2014
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Operating and other revenues	$405,398	$(9)	$—	$405,389
Operating expenses	(429,560)	(192)	—	(429,752)
General and administrative	(41,039)	—	—	(41,039)
Interest and other income (expense)	(51,960)	35	—	(51,925)
Income (loss) before income taxes and equity in earnings of subsidiaries	(117,161)	(166)	—	(117,327)
(Provision for) Benefit from income taxes	43,343	—	—	43,343
Equity in earnings (loss) of subsidiaries	(166)	—	166	—
Net income (loss)	$(73,984)	$(166)	$166	$(73,984)

Condensed Consolidating Statements of Comprehensive Income (Loss)

	Three Months Ended September 30, 2015
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Net income (loss)	$(410,314)	$(14,812)	$14,812	$(410,314)
Other Comprehensive Income (Loss), net of tax:
Effect of derivative financial instruments	—	—	—	—
Other comprehensive income (loss)	—	—	—	—
Comprehensive income (loss)	$(410,314)	$(14,812)	$14,812	$(410,314)

	Nine Months Ended September 30, 2015
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Net income (loss)	$(466,626)	$(14,879)	$14,879	$(466,626)
Other Comprehensive Income (Loss), net of tax:
Effect of derivative financial instruments	—	—	—	—
Other comprehensive income (loss)	—	—	—	—
Comprehensive income (loss)	$(466,626)	$(14,879)	$14,879	$(466,626)

	Three Months Ended September 30, 2014
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Net income (loss)	$(34,649)	$(62)	$62	$(34,649)
Other Comprehensive Income (Loss), net of tax:
Effect of derivative financial instruments	(219)	—	—	(219)
Other comprehensive income (loss)	(219)	—	—	(219)
Comprehensive income (loss)	$(34,868)	$(62)	$62	$(34,868)

	Nine Months Ended September 30, 2014
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Net income (loss)	$(73,984)	$(166)	$166	$(73,984)
Other Comprehensive Income (Loss), net of tax:
Effect of derivative financial instruments	(555)	—	—	(555)
Other comprehensive income (loss)	(555)	—	—	(555)
Comprehensive income (loss)	$(74,539)	$(166)	$166	$(74,539)

Condensed Consolidating Statements of Cash Flows

	Nine Months Ended September 30, 2015
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities	$165,911	$(10)	$—	$165,901
Cash flows from investing activities:
Additions to oil and gas properties, including acquisitions	(257,399)	1,340	—	(256,059)
Additions to furniture, fixtures and other	(1,036)	—	—	(1,036)
Proceeds from sale of properties and other investing activities	66,617	—	—	66,617
Cash paid for short-term investments	(114,883)	—	—	(114,883)
Proceeds from sale of short-term investments	95,000	—	—	95,000
Intercompany transfers	1,330	—	(1,330)	—
Cash flows from financing activities:
Proceeds from debt	—	—	—	—
Principal payments on debt	(25,083)	—	—	(25,083)
Intercompany transfers	—	(1,330)	1,330	—
Other financing activities	(3,525)	—	—	(3,525)
Change in cash and cash equivalents	(73,068)	—	—	(73,068)
Beginning cash and cash equivalents	165,904	—	—	165,904
Ending cash and cash equivalents	$92,836	$—	$—	$92,836

	Nine Months Ended September 30, 2014
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities	$231,274	$28	$—	$231,302
Cash flows from investing activities:
Additions to oil and gas properties, including acquisitions	(419,268)	(6,710)	—	(425,978)
Additions to furniture, fixtures and other	(2,110)	—	—	(2,110)
Proceeds from sale of properties and other investing activities	555,926	1,821	—	557,747
Intercompany transfers	(4,861)	—	4,861	—
Cash flows from financing activities:
Proceeds from debt	165,000	—	—	165,000
Principal payments on debt	(283,442)	—	—	(283,442)
Intercompany transfers	—	4,861	(4,861)	—
Other financing activities	(2,336)	—	—	(2,336)
Change in cash and cash equivalents	240,183	—	—	240,183
Beginning cash and cash equivalents	54,595	—	—	54,595
Ending cash and cash equivalents	$294,778	$—	$—	$294,778

14. Subsequent Events

On October 21, 2015, the Company entered into a purchase and sale agreement for the sale of the Company’s remaining non-core assets in the DJ Basin. Total consideration, prior to customary closing adjustments, was $23.0 million. The transaction is expected to close by the end of 2015. The related assets and liabilities were classified as held for sale in the Unaudited Consolidated Balance Sheet as of September 30, 2015.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements as to our future plans, estimates, beliefs and expected performance. Forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, risks and uncertainties relating to:

•	potential failure to achieve expected production from existing and future exploration or development projects or acquisitions;

•	volatility of market prices received for oil, natural gas and natural gas liquids ("NGLs"), and the risk of a prolonged period of depressed prices;

•	derivative and hedging activities;

•	legislative, judicial or regulatory changes including initiatives related to drilling and completion techniques such as hydraulic fracturing;

•	solely operating in the Rocky Mountain region;

•	compliance with environmental and other regulations;

•	economic and competitive conditions;

•	occurrence of property divestitures or acquisitions;

•	costs and availability of third party facilities for gathering, processing, refining and transportation;

•	future processing volumes and pipeline throughput;

•	impact of health and safety issues on operations;

•	operational risks, including industrial accidents and natural disasters;

•	reductions in the borrowing base under our amended revolving credit facility (the "Amended Credit Facility");

•	debt and equity market conditions;

•	ability to receive drilling and other permits, regulatory approvals and required surface access and rights of way;

•	higher than expected costs and expenses including production, drilling and well equipment costs;

•	declines in the values of our oil and natural gas properties resulting in impairments;

•	changes in estimates of proved reserves;

•	the potential for production decline rates from our wells, or drilling and related costs, to be greater than we expect;

•	ability to replace natural production declines with acquisitions, new drilling or recompletion activities;

•	exploration risks such as drilling unsuccessful wells;

•	capital expenditures and other contractual obligations;

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

In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. Readers should not place undue reliance on these forward-looking statements, which reflect management's views only as of the date hereof. Other than as required under the securities laws, we do not undertake any obligation to update any forward-looking statements whether as a result of changes in internal estimates or expectations, new information, subsequent events or circumstances or otherwise.

Overview

We were formed in January 2002 and are incorporated in the State of Delaware. We develop oil and natural gas in the Rocky Mountain region of the United States. We seek to build stockholder value by delivering profitable growth in cash flow, reserves and production through the development of oil and natural gas assets. In order to deliver profitable growth, we allocate capital to our highest return assets, concentrate expenditures on exploiting our core assets, maintain capital discipline and optimize operations while upholding high-level standards for protection of health, safety and the environment. Substantially all of our revenues are generated through the sale of oil and natural gas production and NGL recovery at market prices.

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

Because of our growth through acquisitions and, more recently, development of our properties, sales of properties in 2012, 2013, 2014 and 2015, and with the decline in commodity prices, our historical results of operations and period-to-period comparisons of these results and certain financial data may not be meaningful. In addition, past results are not indicative of future results.

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

Results of Operations

The following table sets forth selected operating data for the periods indicated:

Three Months Ended September 30, 2015 Compared with Three Months Ended September 30, 2014

	Three Months Ended September 30,		Increase (Decrease)
	2015	2014	Amount	Percent
	($ in thousands, except per unit data)
Operating Results:
Operating and Other Revenues
Oil, gas and NGL production	$48,799	$134,342	$(85,543)	(64)%
Other	880	921	(41)	(4)%
Operating Expenses
Lease operating expense	9,638	16,284	(6,646)	(41)%
Gathering, transportation and processing expense (1)	684	10,784	(10,100)	(94)%
Production tax expense	3,670	10,495	(6,825)	(65)%
Exploration expense	20	23	(3)	(13)%
Impairment, dry hole costs and abandonment expense	572,651	29,109	543,542	*nm
(Gain) Loss on divestitures	(77)	99,466	(99,543)	(100)%
Depreciation, depletion and amortization	54,738	69,024	(14,286)	(21)%
Unused commitments (1)	4,388	—	4,388	*nm
General and administrative expense (2)	9,018	7,591	1,427	19%
Long-term cash and equity incentive compensation (2)	2,007	3,520	(1,513)	(43)%
Total operating expenses	$656,737	$246,296	$410,441	167%
Production Data:
Oil (MBbls)	1,066	1,107	(41)	(4)%
Natural gas (MMcf)	2,214	6,834	(4,620)	(68)%
NGLs (MBbls)	264	408	(144)	(35)%
Combined volumes (MBoe)	1,699	2,654	(955)	(36)%
Daily combined volumes (Boe/d)	18,467	28,848	(10,381)	(36)%
Average Realized Prices Before Hedging:
Oil (per Bbl)	$38.71	$82.83	$(44.12)	(53)%
Natural gas (per Mcf)	2.08	4.24	(2.16)	(51)%
NGLs (per Bbl)	11.17	32.65	(21.48)	(66)%
Combined (per Boe)	28.73	50.48	(21.75)	(43)%
Average Realized Prices with Hedging:
Oil (per Bbl)	$79.15	$79.98	$(0.83)	(1)%
Natural gas (per Mcf)	3.36	4.27	(0.91)	(21)%
NGLs (per Bbl)	11.17	33.19	(22.02)	(66)%
Combined (per Boe)	55.77	49.46	6.31	13%
Average Costs (per Boe):
Lease operating expense	$5.67	$6.14	$(0.47)	(8)%
Gathering, transportation and processing expense (1)	0.40	4.06	(3.66)	(90)%
Production tax expense	2.16	3.95	(1.79)	(45)%
Depreciation, depletion and amortization	32.22	26.01	6.21	24%
General and administrative expense (3)	5.31	2.86	2.45	86%

*	Not meaningful.

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

(2)
Long-term cash and equity incentive compensation is presented herein as a separate line item but is combined with general and administrative expense for a total of $11.0 million and $11.1 million for the three months ended September 30, 2015 and 2014, respectively, in the Unaudited Consolidated Statements of Operations. This separate presentation is a non-GAAP measure. Management believes the separate presentation of long-term cash and equity incentive compensation from general and administrative expense allows for a more accurate comparison to our peers, which may have higher or lower expenses associated with cash performance compensation programs and stock-based grants.

(3)
Excludes long-term cash and equity incentive compensation as described in Note 2 above. This presentation is a non-GAAP measure. Average costs per Boe for general and administrative expense, including long-term cash and equity incentive compensation, as presented in the Unaudited Consolidated Statements of Operations, were $6.49 and $4.19 for the three months ended September 30, 2015 and 2014, respectively.

Production Revenues and Volumes. Production revenues decreased to $48.8 million for the three months ended September 30, 2015 from $134.3 million for the three months ended September 30, 2014. The decrease in production revenues was due to a 36% decrease in production volumes and a 43% decrease in average realized prices before hedging. The decrease in production volumes reduced production revenues by approximately $27.4 million, while the decrease in average prices reduced production revenues by approximately $58.1 million.

Total production volumes of 1.7 MMBoe for the three months ended September 30, 2015 decreased from 2.7 MMBoe for the three months ended September 30, 2014. The decrease is primarily related to the sale of our natural gas assets in the Piceance Basin (the "Piceance Divestiture") completed in the third quarter of 2014 and the sale of our oil assets in the Powder River Basin (the "Powder River Oil Divestitures") in the third quarter of 2014 and the first quarter of 2015. These decreases were partially offset by a 72% overall increase in DJ Basin production. Additional information concerning production is in the following table:

	Three Months Ended September 30, 2015				Three Months Ended September 30, 2014				% Increase (Decrease)
	Oil	NGL	Natural Gas	Total	Oil	NGL	Natural Gas	Total	Oil	NGL	Natural Gas	Total
	(MBbls)	(MBbls)	(MMcf)	(MBoe)	(MBbls)	(MBbls)	(MMcf)	(MBoe)	(MBbls)	(MBbls)	(MMcf)	(MBoe)
DJ Basin	762	246	1,818	1,311	444	116	1,206	761	72%	112%	51%	72%
Uinta Oil Program	303	18	384	385	489	32	630	626	(38)%	(44)%	(39)%	(38)%
Other (1)	1	—	12	3	174	260	4,998	1,267	(99)%	*nm	(100)%	(100)%
Total	1,066	264	2,214	1,699	1,107	408	6,834	2,654	(4)%	(35)%	(68)%	(36)%

*	Not meaningful.

(1)
Includes oil, NGL and natural gas volumes of 60 MBbls, 253 MBbls and 4,794 MMcf, respectively, from the Piceance Basin and 113 MBbls, 7 MBbls and 198 MMcf, respectively, from the Powder River Basin for the three months ended September 30, 2014.

Hedging Activities. During the three months ended September 30, 2015, approximately 93% of our oil volumes and 83% of our natural gas volumes were subject to financial hedges, which resulted in an increase in oil income of $43.1 million and natural gas income of $2.8 million after settlements for all commodity derivatives. The $45.9 million gain on settlements for the three months ended September 30, 2015 was included in commodity derivative gain (loss) in the Unaudited Consolidated Statements of Operations.

During the three months ended September 30, 2014, approximately 88% of our oil volumes, 88% of our natural gas volumes and 23% of our NGL related volumes were subject to financial hedges, which resulted in a decrease in oil income of $3.2 million partially offset by an increase in natural gas income of $0.2 million and NGL income of $0.2 million after settlements for all commodity derivatives. Of the $2.7 million loss on total settlements for the three months ended September 30, 2014, a gain of $0.4 million was included in oil, gas and NGL production revenues and a loss of $3.1 million was included in commodity derivative gain (loss) in the Unaudited Consolidated Statements of Operations.

Other Operating Revenues. Other operating revenues remained consistent at $0.9 million for the three months ended September 30, 2015 and for the three months ended September 30, 2014. Other operating revenues for the three months ended September 30, 2015 consisted of $0.5 million related to gathering and compression fees received from third parties and $0.4 million related to the sale of seismic data.

Other operating revenues for the three months ended September 30, 2014 consisted of income from gathering and compression fees received from third parties.

Lease Operating Expense ("LOE"). LOE decreased to $5.67 per Boe for the three months ended September 30, 2015 from $6.14 per Boe for the three months ended September 30, 2014. LOE on a per Boe basis is inherently higher for our oil producing properties such as those in our Uinta and DJ Basin development areas. However, the decrease per Boe for the three months ended September 30, 2015 compared with the three months ended September 30, 2014 is primarily related to operational efficiencies, a decrease in service industry costs, reduced workover activity in the Uinta Basin and our decision to shut-in certain Uinta Basin wells due to the current commodity price environment.

Gathering, Transportation and Processing Expense ("GTP"). GTP expense decreased to $0.40 per Boe for the three months ended September 30, 2015 from $4.06 per Boe for the three months ended September 30, 2014. GTP expense on a per Boe basis decreased due to inherently lower GTP expense from our oil producing properties in the Uinta and DJ Basin development areas and due to the sale of natural gas properties with higher GTP expense per Boe in the Piceance Divestiture. In addition, beginning October 1, 2014, costs associated with unused firm natural gas pipeline transportation contracts have been included in unused commitments in the Unaudited Consolidated Statements of Operations. See "Unused Commitments" below for further information.

Production Tax Expense. Total production taxes decreased to $3.7 million for the three months ended September 30, 2015 from $10.5 million for the three months ended September 30, 2014. The overall decrease in production tax expense is related to the Piceance Divestiture and the Powder River Oil Divestitures and a 43% decrease in average realized prices before hedging. Production taxes are primarily based on the wellhead values of production, which exclude gains and losses associated with hedging activities. Production taxes as a percentage of oil, natural gas and NGL sales before hedging adjustments were 7.5% and 7.8% for the three months ended September 30, 2015 and September 30, 2014, respectively.

Production tax rates vary across the different areas in which we operate. As the proportion of our production changes from area to area, our average production tax rate will vary depending on the quantities produced from each area and the production tax rates in effect for those areas.

Impairment, Dry Hole Costs and Abandonment Expense. Our impairment, dry hole costs and abandonment expense for the three months ended September 30, 2015 and 2014 is summarized below:

	Three Months Ended September 30,
	2015		2014
	(in thousands)
Non-cash impairment of proved oil and gas properties	$556,291	(1)	$11,493	(2)
Non-cash impairment of unproved oil and gas properties	15,572	(1)	15,250	(2)
Dry hole expense	14		3
Abandonment expense/ Lease expirations	774		2,363
Total non-cash impairment, dry hole costs and abandonment expense	$572,651		$29,109

(1)
Due to the continued decline in oil prices, we recognized a non-cash impairment charge associated with the proved and unproved oil and gas properties in the Uinta Oil Program for the three months ended September 30, 2015.

(2)
As a result of the sale or exchange of the majority of our Powder River Basin assets ("Powder River Oil Divestiture") and results of drilling and completion activity in the Paradox Basin during the three months ended September 30, 2014, the remaining carrying values of Powder River Oil and Paradox Basin assets were analyzed relative to their estimated fair market values. As a result, we recognized proved and unproved property impairments of $11.5 million and $15.3 million, respectively.

Given the decline in current and future commodity prices, we will continue to review our acreage position and future drilling plans. In addition, we will assess the carrying value of our properties relative to their estimated future net cash flows. Estimated future net cash flows from our properties are based on our aggregate best estimates of future production, commodity pricing, gathering and transportation deducts, production tax rates, lease operating expenses and future development costs as of the balance sheet date. If commodity prices and actual operating results vary from management estimates, we may incur additional non-cash property impairments in future periods, which could have a material adverse effect on our results of operations in the period taken.

Our current recoverability test on our existing DJ Basin properties as of September 30, 2015 uses commodity pricing based on a combination of assumptions management uses in its budgeting and forecasting process adjusted for geographical location and quality differentials as well as other factors that management believes will impact realized prices. The application of this test as of September 30, 2015 results in a surplus of future estimated net cash flows over carrying value of approximately $554.0 million. We estimate that the surplus in the DJ Basin would decrease by approximately $45.0 million to $50.0 million for every $1.00 decrease in future oil prices. If impairment is necessary then we would reduce the carrying value to fair value. The factors used to determine fair value include, but are not limited to, recent sales prices of comparable properties, indications from marketing activities, the present value of future revenues, net of estimated operating and development costs using estimates of reserves, future commodity pricing, future production estimates, anticipated capital expenditures and various discount rates used by market participants that are commensurate with the risks inherent in the development and production of the underlying natural gas and oil.

Due to the impairment to the Uinta Oil Program proved and unproved oil and gas properties during the three months ended September 30, 2015 as discussed above, we believe the carrying value of the Uinta Oil Program approximates the fair value.

In addition to future impairments of the carrying value of our proved oil and gas properties, we may also incur reserve write-downs related to the continued decline in commodity prices. As of December 31, 2014, we had proved reserves of 122.3 MMBoe based on SEC pricing of $94.99 per barrel of oil and $4.35 per MMBtu of natural gas. Using estimated year-end 2015 pricing of $50.00 per barrel of oil and $2.75 per MMBtu of natural gas, we could lose approximately 50% of our proved reserves. This reduction in proved reserves includes approximately 65% of our proved undeveloped ("PUD") locations. In addition to the continued decline in commodity prices, actual 2015 reserves will be impacted by many other variables including, but not limited to, production of existing reserves, extensions, discoveries and improved recovery, quantity revisions, changes in future operating and development costs, along with any purchase or sales of reserves in place. Based on our internal mid-year 2015 reserves forecast and preliminary 2015 year end reserve estimates, we believe that the reduction in proved reserves will more likely be in the 30% - 40% range as a result of changes to proved reserves from the other variables mentioned above rather than 50% solely related to commodity pricing. We believe that we have adequate liquidity to develop the remaining PUDs in our five year drilling plan.

Depreciation, Depletion and Amortization ("DD&A"). DD&A decreased to $54.7 million for the three months ended September 30, 2015 compared with $69.0 million for the three months ended September 30, 2014. The decrease of $14.3 million was a result of a 36% decrease in production for the three months ended September 30, 2015 compared with the three months ended September 30, 2014 primarily due to the Piceance Divestiture and Powder River Oil Divestitures, partially offset by an increase in the DD&A rate. The decrease in production accounted for a $24.9 million decrease in DD&A expense, while the overall increase in the DD&A rate accounted for $10.6 million of additional DD&A expense.

Under successful efforts accounting, depletion expense is calculated on a field-by-field basis based on geologic and reservoir delineation using the unit-of-production method. The capital expenditures for proved properties for each field compared to the proved reserves corresponding to each producing field determine a depletion rate for current production. For the three months ended September 30, 2015, the relationship of capital expenditures, proved reserves and production from certain producing fields yielded a depletion rate of $32.22 per Boe compared with $26.01 per Boe for the three months ended September 30, 2014. The increase in the DD&A rate during the three months ended September 30, 2015 compared with the three months ended September 30, 2014 was due to an increase in oil development, which has higher capital costs per Boe compared to natural gas development, and due to the sale of natural gas properties in the Piceance Divestiture which had lower capital costs per Boe compared to oil development. Due to the continued decline in oil prices, we recognized a non-cash impairment charge associated with the proved oil and gas properties in the Uinta Oil Program for the three months ended September 30, 2015. As a result of the impairment, management believes future depletion rates will be lower; however, the future rates will be adjusted to reflect capital expenditures, proved reserve changes, well performance and any additional proved property impairments or properties that may be sold.

Unused Commitments. During March 2010, we entered into two firm natural gas pipeline transportation contracts to provide a guaranteed outlet for production from the West Tavaputs area of the Uinta Basin and the Gibson Gulch area of the Piceance Basin. These transportation contracts were not included in the sales of these assets in December 2013 and September 2014, respectively. Both firm transportation contracts require the pipeline to provide transportation capacity and require us to pay transportation charges regardless of the amount of pipeline capacity utilized and expire July 31, 2021. Beginning October 1, 2014, and as a result of the previous divestitures of the associated gas assets, these transportation costs were excluded from gathering, transportation and processing expense and included in unused commitments expense in the Unaudited Consolidated

Statements of Operations. Unused commitments expense for the three months ended September 30, 2015 included $4.4 million related to these contracts.

General and Administrative Expense. General and administrative expense, excluding long-term cash and equity compensation, increased to $9.0 million for the three months ended September 30, 2015 from $7.6 million for the three months ended September 30, 2014 primarily due to an increase in employee compensation and benefits. General and administrative expense, excluding long-term cash and equity compensation, is a non-GAAP measure. See Note 2 to the table on page 31 for a reconciliation and explanation.

Long-term cash and equity incentive compensation for the three months ended September 30, 2015 and 2014 were $2.0 million and $3.5 million, respectively. The components of long-term cash and equity incentive compensation for the three months ended September 30, 2015 and 2014 are shown in the following table:

	Three Months Ended September 30,
	2015	2014
	(in thousands)
Stock options and nonvested shares of common stock	$2,153	$3,395
Shares issued for 401(k) plan (1)	—	106
Shares issued for directors' fees	18	19
Performance cash units (2)	(164)	—
Total	$2,007	$3,520

(1)	Beginning in the second quarter of 2015, the employer matching contribution to the employees 401(k) account was paid entirely in cash.

(2)
The performance cash units will be settled in cash for the performance metrics that are met. The fair value share price used to determine the inception to date performance cash unit expense decreased to $3.40 for the three months ended September 30, 2015 from $8.92 for the three months ended June 30, 2015. No performance cash units were granted during 2014.

Interest Expense. Interest expense decreased to $15.8 million for the three months ended September 30, 2015 from $18.0 million for the three months ended September 30, 2014. The decrease for the three months ended September 30, 2015 was primarily due to our use of the proceeds from the Piceance Divestiture to reduce the average debt balance. Our weighted average interest rate for the three months ended September 30, 2015 was 7.8% compared to 6.3% for the three months ended September 30, 2014. The increase in the average interest rate for the three months ended September 30, 2015 was due to paying down our Amended Credit Facility and our Convertible Notes, both of which have lower interest rates than our remaining bonds.

Commodity Derivative Gain (Loss). Commodity derivative gain (loss) was a gain of $69.1 million for the three months ended September 30, 2015 compared with a gain of $72.3 million for the three months ended September 30, 2014. The gain or loss on commodity derivatives is related to fluctuations of oil, natural gas and NGL future pricing compared to actual pricing of commodity hedges in place as of September 30, 2015 and 2014 or during the periods then ended.

The table below summarizes our commodity derivative gains and losses that were recognized in the periods presented:

	Three Months Ended September 30,
	2015	2014
	(in thousands)
Realized gain (loss) on derivatives not designated as cash flow hedges (1)	$45,936	$(3,054)
Unrealized gain (loss) on derivatives not designated as cash flow hedges (1)	23,197	75,353
Total commodity derivative gain (loss)	$69,133	$72,299

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

Income Tax (Expense) Benefit. Income tax benefit totaled $143.3 million for the three months ended September 30, 2015 compared with income tax benefit of $21.9 million for the three months ended September 30, 2014, resulting in effective tax rates of 25.9% and 38.7%, respectively. For the three months ended September 30, 2015 the significant increase in the tax benefit was a result of recognizing a $571.9 million non-cash impairment charge against our Uinta Oil Program's proved and unproved oil and gas properties, increasing our projected 2015 pretax loss. Our increased projected 2015 pretax loss puts us in a net deferred tax asset position, before any valuation allowance, at September 30, 2015. In regard to our net deferred tax asset position we considered all available evidence in assessing the need for a valuation allowance against the deferred tax asset. We recorded a $66.4 million valuation allowance for the three months ended September 30, 2015. The valuation allowance decreased our effective tax rate by 12.0% for the three months ended September 30, 2015. Additionally for both the 2015 and 2014 periods, our effective tax rate differs from the federal statutory rate primarily as a result of recording permanent differences for stock-based compensation expense, lobbying and political contributions, and officer compensation as well as the effect of state income taxes.

Nine Months Ended September 30, 2015 Compared with Nine Months Ended September 30, 2014

	Nine Months Ended September 30,		Increase (Decrease)
	2015	2014	Amount	Percent
	($ in thousands, except per unit data)
Operating Results:
Operating and Other Revenues
Oil, gas and NGL production	$158,667	$397,731	$(239,064)	(60)%
Other	2,664	7,658	(4,994)	(65)%
Operating Expenses
Lease operating expense	34,834	48,367	(13,533)	(28)%
Gathering, transportation and processing expense (1)	2,559	34,238	(31,679)	(93)%
Production tax expense	10,020	27,770	(17,750)	(64)%
Exploration expense	145	442	(297)	(67)%
Impairment, dry hole costs and abandonment expense	574,996	32,613	542,383	*nm
(Gain) Loss on divestitures	(759)	96,896	(97,655)	(101)%
Depreciation, depletion and amortization	159,666	189,426	(29,760)	(16)%
Unused commitments (1)	13,163	—	13,163	*nm
General and administrative expense (2)	31,200	31,408	(208)	(1)%
Long-term cash and equity incentive compensation (2)	7,826	9,631	(1,805)	(19)%
Total operating expenses	$833,650	$470,791	$362,859	77%
Production Data:
Oil (MBbls)	3,311	3,056	255	8%
Natural gas (MMcf)	5,772	19,950	(14,178)	(71)%
NGLs (MBbls)	635	1,330	(695)	(52)%
Combined volumes (MBoe)	4,908	7,711	(2,803)	(36)%
Daily combined volumes (Boe/d)	17,978	28,245	(10,267)	(36)%
Average Realized Prices Before Hedging:
Oil (per Bbl)	$41.54	$84.04	$(42.50)	(51)%
Natural gas (per Mcf)	2.31	4.83	(2.52)	(52)%
NGLs (per Bbl)	12.24	32.80	(20.56)	(63)%
Combined (per Boe)	32.33	51.47	(19.14)	(37)%
Average Realized Prices with Hedging:
Oil (per Bbl)	$77.93	$79.52	$(1.59)	(2)%
Natural gas (per Mcf)	3.76	4.50	(0.74)	(16)%
NGLs (per Bbl)	12.24	32.61	(20.37)	(62)%
Combined (per Boe)	58.58	48.78	9.80	20%
Average Costs (per Boe):
Lease operating expense	$7.10	$6.27	$0.83	13%
Gathering, transportation and processing expense (1)	0.52	4.44	(3.92)	(88)%
Production tax expense	2.04	3.60	(1.56)	(43)%
Depreciation, depletion and amortization	32.53	24.57	7.96	32%
General and administrative expense (3)	6.36	4.07	2.29	56%

*	Not meaningful.

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

(2)
Long-term cash and equity incentive compensation is presented herein as a separate line item but is combined with general and administrative expense for a total of $39.0 million and $41.0 million for the nine months ended September 30, 2015 and 2014, respectively, in the Unaudited Consolidated Statements of Operations. This separate presentation is a non-GAAP measure. Management believes the separate presentation of long-term cash and equity incentive compensation from general and administrative expense allows for a more accurate comparison to our peers, which may have higher or lower expenses associated with cash performance compensation programs and stock-based grants.

(3)
Excludes long-term cash and equity incentive compensation as described in Note 2 above. This presentation is a non-GAAP measure. Average costs per Boe for general and administrative expense, including long-term cash and equity incentive compensation, as presented in the Unaudited Consolidated Statements of Operations, were $7.95 and $5.32 for the nine months ended September 30, 2015 and 2014, respectively.

Production Revenues and Volumes. Production revenues decreased to $158.7 million for the nine months ended September 30, 2015 from $397.7 million for the nine months ended September 30, 2014. The decrease in production revenues was due to a 36% decrease in production volumes and a 37% decrease in average realized prices before hedging. The decrease in production volumes reduced production revenues by approximately $90.6 million, while the decrease in average realized prices before hedging decreased production revenues by approximately $148.4 million.

Total production volumes of 4.9 MMBoe for the nine months ended September 30, 2015 decreased from 7.7 MMBoe for the nine months ended September 30, 2014. The decrease is primarily related to the Piceance Divestiture and Powder River Oil Divestitures, partially offset by a 76% overall increase in DJ Basin production. Additional information concerning production is in the following table:

	Nine Months Ended September 30, 2015				Nine Months Ended September 30, 2014				% Increase (Decrease)
	Oil	NGL	Natural Gas	Total	Oil	NGL	Natural Gas	Total	Oil	NGL	Natural Gas	Total
	(MBbls)	(MBbls)	(MMcf)	(MBoe)	(MBbls)	(MBbls)	(MMcf)	(MBoe)	(MBbls)	(MBbls)	(MMcf)	(MBoe)
DJ Basin	2,198	569	4,410	3,502	1,177	308	3,018	1,988	87%	85%	46%	76%
Uinta Oil Program	1,092	65	1,344	1,381	1,373	94	1,740	1,757	(20)%	(31)%	(23)%	(21)%
Other (1)	21	1	18	25	506	928	15,192	3,966	(96)%	(100)%	(100)%	(99)%
Total	3,311	635	5,772	4,908	3,056	1,330	19,950	7,711	8%	(52)%	(71)%	(36)%

(1)
Includes oil, NGL and gas volumes of 174 MBbls, 908 MBbls and 14,724 MMcf, respectively, from the Piceance Basin and 327 MBbls, 20 MBbls and 456 MMcf, respectively, from the Powder River Basin for the nine months ended September 30, 2014.

Hedging Activities. During the nine months ended September 30, 2015, approximately 92% of our oil volumes and 88% of our natural gas volumes were subject to financial hedges, which resulted in increased oil income of $120.5 million and natural gas income of $8.4 million after settlements for all commodity derivatives. The $128.9 million gain on settlements for the nine months ended September 30, 2015 was included in commodity derivative gain (loss) in the Unaudited Consolidated Statements of Operations.

During the nine months ended September 30, 2014, approximately 85% of our oil volumes, 89% of our natural gas volumes and 20% of our NGL related volumes were subject to financial hedges, which resulted in decreased oil income of $13.8 million, natural gas income of $6.6 million and NGL income of $0.3 million after settlements for all commodity derivatives. Of the $20.7 million loss on settlements for the nine months ended September 30, 2014, a $0.9 million gain was included in oil, gas and NGL production revenues and a $21.6 million loss was included in commodity derivative gain (loss) in the Unaudited Consolidated Statements of Operations.

Other Operating Revenues. Other operating revenues decreased to $2.7 million for the nine months ended September 30, 2015 from $7.7 million for the nine months ended September 30, 2014. Other operating revenues for the nine months ended September 30, 2015 included a $1.0 million Utah severance tax refund related to the West Tavaputs area of the Uinta Basin. The West Tavaputs properties were sold in December 2013. Additional income of $1.3 million related to gathering and compression fees received from third parties and $0.4 million related to the sale of seismic data.

Other operating revenues for the nine months ended September 30, 2014 consisted of a $5.9 million adjustment related to recovery of processing deductions for NGL revenues and $1.8 million of income from gathering and compression fees received from third parties. Based on guidance provided by the Federal Office of Natural Resources Revenue, additional processing deductions were taken against NGL royalties paid on Federal and State leases from 2008 through July 2013 in the West Tavaputs area of the Uinta Basin.

Lease Operating Expense. LOE increased to $7.10 per Boe for the nine months ended September 30, 2015 from $6.27 per Boe for the nine months ended September 30, 2014. LOE on a per Boe basis is inherently higher for our oil producing properties such as those in our Uinta and DJ Basin development areas. The sale of natural gas properties with lower LOE per Boe through the Piceance Divestiture contributed to a higher LOE per Boe for the nine months ended September 30, 2015. This increase is partially offset by operating efficiencies, a decrease in service industry costs, reduced workover activity in the Uinta Basin and our decision to shut-in certain Uinta Basin wells due to the current commodity price environment.

Gathering, Transportation and Processing Expense. GTP expense decreased to $0.52 per Boe for the nine months ended September 30, 2015 from $4.44 per Boe for the nine months ended September 30, 2014. GTP expense on a per Boe basis decreased due to inherently lower GTP expense from our oil producing properties in the Uinta and DJ Basin development areas and due to the sale of natural gas properties with higher GTP expense per Boe in the Piceance Divestiture. In addition, beginning October 1, 2014, costs associated with unused firm natural gas pipeline transportation contracts have been included in unused commitments in the Unaudited Consolidated Statements of Operations. See "Unused Commitments" below for further information.

Production Tax Expense. Total production taxes decreased to $10.0 million for the nine months ended September 30, 2015 from $27.8 million for the nine months ended September 30, 2014. The overall decrease in production tax expense is related to the Piceance Divestiture and the Powder River Oil Divestitures and a 37% decrease in average realized prices before hedging. Production taxes are primarily based on the wellhead values of production, which exclude gains and losses associated with hedging activities. Production taxes as a percentage of oil, natural gas and NGL sales before hedging adjustments were 6.3% and 7.0% for the nine months ended September 30, 2015 and 2014, respectively.

Production tax rates vary across the different areas in which we operate. As the proportion of our production changes from area to area, our average production tax rate will vary depending on the quantities produced from each area and the production tax rates in effect for those areas.

Impairment, Dry Hole Costs and Abandonment Expense. Our impairment, dry hole costs and abandonment expense for the six months ended September 30, 2015 and 2014 are summarized below:

	Nine Months Ended September 30,
	2015		2014
	(in thousands)
Non-cash impairment of proved oil and gas properties	$556,563	(1)	$12,531	(2)
Non-cash impairment of unproved oil and gas properties	15,803	(1)	15,250	(2)
Non-cash impairment of inventory	—		340
Dry hole expense	(29)		96
Abandonment expense	2,659		4,396
Total non-cash impairment, dry hole costs and abandonment expense	$574,996		$32,613

(1)
Due to the continued decline in oil prices, we recognized a non-cash impairment charge associated with the proved and unproved oil and gas properties in the Uinta Oil Program for the nine months ended September 30, 2015.

(2)
As a result of the Powder River Oil Divestiture and results of drilling and completion activity in the Paradox Basin during the nine months ended September 30, 2014, the remaining carrying values of Powder River Oil and Paradox Basin assets were analyzed relative to their estimated fair market values. As a result, we recognized proved and unproved property impairments of $11.5 million and $15.3 million, respectively. In addition, $1.0 million of proved impairment expense was incurred during the nine months ended September 30, 2014 related to the sale of our West Tavaputs natural gas assets in the Uinta Basin ("West Tavaputs Divestiture") based upon a true up of previously estimated fair value relative to carrying value. These assets were sold in December 2013.

Given the decline in current and future commodity prices, we will continue to review our acreage position and future drilling plans. In addition, we will assess the carrying value of our properties relative to their estimated future net cash flows. Estimated future net cash flows from our properties are based on our aggregate best estimates of future production, commodity pricing, gathering and transportation deducts, production tax rates, lease operating expenses and future development costs as of the balance sheet date. If commodity prices and actual operating results vary from management estimates, we may incur additional non-cash property impairments in future periods, which could have a material adverse effect on our results of operations in the period taken.

Our current recoverability test on our existing DJ Basin properties as of September 30, 2015 uses commodity pricing based on a combination of assumptions management uses in its budgeting and forecasting process adjusted for geographical location and quality differentials as well as other factors that management believes will impact realized prices. The application of this test as of September 30, 2015 results in a surplus of future estimated net cash flows over carrying value of approximately $554.0 million. We estimate that the surplus in the DJ Basin would decrease by approximately $45.0 million to $50.0 million for every $1.00 decrease in future oil prices. If impairment is necessary then we would reduce the carrying value to fair value. The factors used to determine fair value include, but are not limited to, recent sales prices of comparable properties, indications from marketing activities, the present value of future revenues, net of estimated operating and development costs using estimates of reserves, future commodity pricing, future production estimates, anticipated capital expenditures and various discount rates used by market participants that are commensurate with the risks inherent in the development and production of the underlying natural gas and oil.

Due to the impairment to the Uinta Oil Program proved and unproved oil and gas properties during the nine months ended September 30, 2015 as discussed above, we believe the carrying value of the Uinta Oil Program approximates the fair value.

In addition to future impairments of the carrying value of our proved oil and gas properties, we may also incur reserve write-downs related to the continued decline in commodity prices. As of December 31, 2014, we had proved reserves of 122.3 MMBoe based on SEC pricing of $94.99 per barrel of oil and $4.35 per MMBtu of natural gas. Using estimated year-end 2015 pricing of $50.00 per barrel of oil and $2.75 per MMBtu of natural gas, we could lose approximately 50% of our proved reserves. This reduction in proved reserves includes approximately 65% of our proved undeveloped ("PUD") locations. In addition to the continued decline in commodity prices, actual 2015 reserves will be impacted by many other variables including, but not limited to, production of existing reserves, extensions, discoveries and improved recovery, quantity revisions, changes in future operating and development costs, along with any purchase or sales of reserves in place. Based on our internal mid-year 2015 reserves forecast and preliminary 2015 year end reserve estimates, we believe that the reduction in proved reserves will more likely be in the 30% - 40% range as a result of changes to proved reserves from the other variables mentioned above rather than 50% solely related to commodity pricing. We believe that we have adequate liquidity to develop the remaining PUDs in our five year drilling plan.

Depreciation, Depletion and Amortization. DD&A decreased to $159.7 million for the nine months ended September 30, 2015 compared with $189.4 million for the nine months ended September 30, 2014. The decrease of $29.8 million was a result of the 36% decrease in production for the nine months ended September 30, 2015 compared with the nine months ended September 30, 2014 primarily due to the Piceance Divestiture and Powder River Oil Divestitures, partially offset by an increase in the DD&A rate. The decrease in production accounted for a $68.9 million decrease in DD&A expense, while the overall increase in the DD&A rate accounted for $39.1 million of additional DD&A expense.

Under successful efforts accounting, depletion expense is calculated on a field-by-field basis based on geologic and reservoir delineation using the unit-of-production method. The capital expenditures for proved properties for each field compared to the proved reserves corresponding to each producing field determine a depletion rate for current production. For the nine months ended September 30, 2015, the relationship of capital expenditures, proved reserves and production from certain producing fields yielded a depletion rate of $32.53 per Boe compared with $24.57 per Boe for the nine months ended September 30, 2014. The increase in the DD&A rate during the nine months ended September 30, 2015 compared with the nine months ended September 30, 2014 was due to an increase in oil development, which has higher capital costs per Boe compared to natural gas development, and to the sale of natural gas properties in the Piceance Divestiture which had lower capital costs per Boe compared to oil development. Due to the continued decline in oil prices, we recognized a non-cash impairment charge associated with the proved oil and gas properties in the Uinta Oil Program for the nine months ended September 30, 2015. As a result of the impairment, management believes future depletion rates will be lower; however, the future rates will be adjusted to reflect capital expenditures, proved reserve changes, well performance and any additional proved property impairments or properties that may be sold.

Unused Commitments. During March 2010, we entered into two firm natural gas pipeline transportation contracts to provide a guaranteed outlet for production from the West Tavaputs area of the Uinta Basin and the Gibson Gulch area of the Piceance Basin. These transportation contracts were not included in the sales of these assets in December 2013 and September 2014, respectively. Both firm transportation contracts require the pipeline to provide transportation capacity and require us to pay transportation charges regardless of the amount of pipeline capacity utilized and expire July 31, 2021. Beginning October 1, 2014, and as a result of the previous divestitures of the associated gas assets, these transportation costs were excluded from gathering, transportation and processing expense and included in unused commitments expense in the Unaudited Consolidated Statements of Operations. Unused commitments expense for the nine months ended September 30, 2015 included $13.2 million related to these contracts.

General and Administrative Expense. General and administrative expense, excluding long-term cash and equity incentive compensation, decreased slightly to $31.2 million for the nine months ended September 30, 2015 from $31.4 million for the nine months ended September 30, 2014. General and administrative expense, excluding long-term cash and equity incentive compensation, is a non-GAAP measure. See Note 2 to the table on page 37 for a reconciliation and explanation.

Long-term cash and equity incentive compensation for the nine months ended September 30, 2015 and 2014 was $7.8 million and $9.6 million, respectively. The components of long-term cash and equity incentive compensation for the nine months ended September 30, 2015 and 2014 are shown in the following table:

	Nine Months Ended September 30,
	2015	2014
	(in thousands)
Stock options and nonvested shares of common stock	$7,217	$9,075
Shares issued for 401(k) plan (1)	273	499
Shares issued for directors' fees	55	57
Performance cash units	281	—
Total	$7,826	$9,631

(1)	Beginning in the second quarter of 2015, the employer matching contribution to the employees 401(k) account was paid entirely in cash.

Interest Expense. Interest expense decreased to $49.6 million for the nine months ended September 30, 2015 from $53.3 million for the nine months ended September 30, 2014. The decrease for the nine months ended September 30, 2015 was primarily due to our use of the proceeds from the Piceance Divestiture to reduce the average debt balance. Our weighted average interest rate for the nine months ended September 30, 2015 was 8.1% compared to 6.6% for the nine months ended September 30, 2014. The increase in the average interest rate for the nine months ended September 30, 2015 was due to paying down our Amended Credit Facility and our Convertible Notes, both of which have lower interest rates than our remaining bonds. In addition, we expensed deferred financing charges of $1.6 million related to amending the credit facility during the nine months ended September 30, 2015. See Note 5 to the accompanying Unaudited Consolidated Financial Statements for additional details related to the amendment of the credit facility.

Commodity Derivative Gain (Loss). Commodity derivative gain (loss) was a gain of $75.9 million for the nine months ended September 30, 2015 compared with a gain of $0.4 million for the nine months ended September 30, 2014. The gain or loss on commodity derivatives is related to fluctuations of oil, natural gas and NGL future pricing compared to actual pricing of commodity hedges in place as of September 30, 2015 and 2014 and during the periods then ended.

The table below summarizes our commodity derivative gains and losses that were recognized in the periods presented:

	Nine Months Ended September 30,
	2015	2014
	(in thousands)
Realized gain (loss) on derivatives not designated as cash flow hedges (1)	$128,834	$(21,580)
Unrealized gain (loss) on derivatives not designated as cash flow hedges (1)	(52,920)	21,949
Total commodity derivative gain (loss)	$75,914	$369

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

Income Tax (Expense) Benefit. Income tax benefit totaled $177.1 million for the nine months ended September 30, 2015 compared with an income tax benefit of $43.3 million for the nine months ended September 30, 2014, resulting in effective tax rates of 27.5% and 36.9%, respectively. For the nine months ended September 30, 2015 the significant increase in the tax benefit was a result of recognizing a $571.9 million non-cash impairment charge against our Uinta Oil Program's proved and unproved oil and gas properties, increasing our projected 2015 pretax loss. Our increased projected 2015 pretax loss puts us in a net deferred tax asset position, before any valuation allowance, at September 30, 2015. In regard to our net deferred tax asset position we considered all available evidence in assessing the need for a valuation allowance against the deferred tax asset. We recorded a $66.4 million valuation allowance for the nine months ended September 30, 2015. The valuation allowance decreased our effective tax rate by 10.3% for the nine months ended September 30, 2015. Additionally for both the 2015 and 2014 periods, our effective tax rate differs from the federal statutory rate primarily as a result of recording permanent differences for stock-based compensation expense, lobbying and political contributions, and officer compensation as well as the effect of state income taxes.
Capital Resources and Liquidity

Our primary sources of liquidity since our formation in January 2002 have been net cash provided by operating activities, sales and other issuances of equity and debt securities, notes and senior notes, bank credit facilities, proceeds from sale-leasebacks, joint exploration agreements and sales of interests in properties. Our primary use of capital has been for the development, exploration and acquisition of oil and natural gas properties. As we pursue profitable reserves and production growth, we continually monitor the capital resources, including potential issuances of equity and debt securities, available to us to meet our future financial obligations, planned capital expenditure activities and liquidity. Our future success in growing proved reserves and production will be highly dependent on capital resources available to us and our success in finding or acquiring additional reserves. We believe that we have sufficient liquidity available to us from cash on hand, cash flows from operations and under our Amended Credit Facility for our planned uses of capital for the remainder of 2015. However, we expect to pursue opportunities to further improve our liquidity position through capital markets or other transactions, such as additional property dispositions, if we believe conditions to be favorable.

At September 30, 2015, we had cash and cash equivalents of $92.8 million, short-term investments of $20.0 million and no amounts outstanding under our Amended Credit Facility. At December 31, 2014, we had cash and cash equivalents of $165.9 million and no amounts outstanding under our Amended Credit Facility. Our borrowing base was $375.0 million as of September 30, 2015. The borrowing base is dependent on our proved reserves and hedge position and is calculated using future commodity pricing provided by our lenders, and may be adjusted in the future at the sole discretion of the lenders. Our remaining borrowing capacity was reduced by $26.0 million to $349.0 million as of September 30, 2015 due to an outstanding irrevocable letter of credit related to a firm transportation agreement.

Cash Flow from Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2015 and 2014 was $165.9 million and $231.3 million, respectively. The decrease in net cash provided by operating activities was primarily due to a decrease in production revenues offset by an increase in commodity derivative settlements.

Commodity Hedging Activities

Our operating cash flow is sensitive to many variables, the most significant of which are the prices we receive for the oil, natural gas and NGLs we produce. Prices for these commodities are determined primarily by prevailing market conditions. National and worldwide economic activity and political stability, weather, infrastructure capacity to reach markets, supply levels and other variable factors influence market conditions for these products. These factors are beyond our control and are difficult to predict.

To mitigate some of the potential negative impact on cash flow caused by changes in oil, natural gas and NGL prices, we have entered into financial commodity swap contracts to receive fixed prices for a portion of our production revenues. At September 30, 2015, we had in place crude oil swaps covering portions of our 2015, 2016 and 2017 production and natural gas swaps covering portions of our 2015 and 2016 production.

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

At September 30, 2015, the estimated fair value of all of our commodity derivative instruments was a net asset of $142.1 million, comprised of current and noncurrent assets.

The table below summarizes the realized and unrealized gains and losses that we recognized related to our oil, natural gas and NGL derivative instruments for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Commodity derivative settlements on derivatives designated as cash flow hedges (1)	$—	$351	$—	$889
Realized gains (losses) on derivatives not designated as cash flow hedges (2)(3)	$45,936	$(3,054)	$128,834	$(21,580)
Unrealized gains (losses) on derivatives not designated as cash flow hedges (2)(3)	23,197	75,353	(52,920)	21,949
Total commodity derivative gain (loss)	$69,133	$72,299	$75,914	$369

(1)	Included in oil, gas and NGL production revenues in the Unaudited Consolidated Statements of Operations.

(2)	Included in commodity derivative gain (loss) in the Unaudited Consolidated Statements of Operations.

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

The following table summarizes all of our hedges in place as of September 30, 2015. There were no hedges entered into subsequent to September 30, 2015 through October 23, 2015.

Contract	Total Hedged Volumes	Quantity Type	Weighted Average Fixed Price	Index Price (1)	Fair Market Value (in thousands)
Swap Contracts:
2015
Oil	993,600	Bbls	$89.81	WTI	$43,717
Natural gas	1,840,000	MMBtu	$4.13	NWPL	2,964
2016
Oil	2,478,600	Bbls	$80.47	WTI	77,211
Natural gas	1,830,000	MMBtu	$4.10	NWPL	2,704
2017
Oil	683,250	Bbls	$75.61	WTI	15,460
Total					$142,056

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

It is our policy to enter into derivative contracts with counterparties that are lenders in the Amended Credit Facility or affiliates of lenders in the Amended Credit Facility. Our derivative contracts are documented using an industry standard contract known as a Schedule to the Master Agreement and International Swaps and Derivative Association, Inc. ("ISDA") Master Agreement or other contracts. Typical terms for these contracts include credit support requirements, cross default provisions, termination events and set-off provisions. We are not required to provide any credit support to our counterparties other than cross collateralization with the properties securing the Amended Credit Facility. We have set-off provisions in our derivative contracts with lenders under our Amended Credit Facility which, in the event of a counterparty default, allow us to set-off amounts owed to the defaulting counterparty under the Amended Credit Facility or other obligations against monies owed to us under the derivative contracts. Where the counterparty is not a lender under the Amended Credit Facility, we may not be able to set-off amounts owed by us under the Amended Credit Facility, even if such counterparty is an affiliate of a lender under such facility.

Capital Expenditures

Our capital expenditures are summarized in the following tables for the periods indicated:

	Nine Months Ended September 30,
Basin/Area	2015	2014
	(in millions)
DJ	$214.3	$283.5
Uinta Oil Program	26.3	119.2
Other	2.0	27.3
Total	$242.6	$430.0

	Nine Months Ended September 30,
	2015	2014
	(in millions)
Acquisitions of proved and unproved properties and other real estate	$4.2	$11.1
Drilling, development, exploration and exploitation of oil and natural gas properties	227.0	402.4
Gathering and compression facilities	7.4	13.3
Geologic and geophysical costs	3.0	0.5
Furniture, fixtures and equipment	1.0	2.7
Total	$242.6	$430.0

Our current estimated capital expenditure budget in 2015 is between $315.0 million to $325.0 million. The budget targets exclusively oil activities and includes facilities costs, but excludes acquisitions. We expect our 2015 capital expenditure plan to result in continued growth in production from our DJ Basin assets, in substantial part due to the extended reach lateral wells we are drilling in the area. We also expect to continue to benefit from significant improvements in per well drilling and completion costs relative to the costs experienced in 2014. We may adjust capital expenditures throughout the year as business conditions and operating results warrant. The amount, timing and allocation of capital expenditures is generally discretionary and within our control. If oil, natural gas and NGL prices decline further or costs increase relative to levels we consider acceptable, we could choose to defer a portion of our budgeted capital expenditures until later periods to achieve the desired balance between sources and uses of liquidity. We would generally expect to do this by prioritizing capital projects to first focus on those that we believe will have the highest expected financial returns and potential to generate near-term cash flow. We routinely monitor and adjust our capital expenditures, including those relating to acquisitions and divestitures, in response to changes in prices and other economic and market conditions, availability of financing, drilling and acquisition costs, industry conditions, the timing of regulatory approvals, the availability of rigs, success or lack of success in drilling activities, contractual obligations, internally generated cash flow and other factors both within and outside of our control.

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

Financing Activities

Amended Credit Facility

On September 23, 2015, the Company entered into a Fourth Amendment (the "Fourth Amendment") to the Third Amended and Restated Credit Agreement dated March 16, 2010 (the "Amended Credit Facility"). The Fourth Amendment, among other things, reaffirmed the current borrowing base at $375.0 million and amended certain financial covenant requirements. On April 9, 2015, we entered into a Third Amendment (the "Third Amendment") to the Amended Credit Facility. The Third Amendment amended the definition of "Maturity Date" in the credit agreement to mean the earliest of (a) April 9, 2020 or (b) the date 181 days prior to the maturity of certain unsecured senior or senior subordinated debt of ours in existence as of the date of the Third Amendment or that may be incurred by us as of a future date, or any permitted refinancing debt in respect thereof. The Amended Credit Facility currently has commitments and a borrowing base of $375.0 million from 13 lenders based on mid-year 2015 reserves and hedge position. Due to the Third Amendment, we recognized interest expense of $1.6 million and a loss on extinguishment of debt of $0.8 million on the Unaudited Consolidated Statements of Operations related to expensing deferred financing charges during the nine months ended September 30, 2015. As of September 30, 2015, we had no amounts outstanding under the Amended Credit Facility. As credit support for future payment under a contractual obligation, a $26.0 million letter of credit has been issued under the Amended Credit Facility, which reduced the available borrowing capacity of the Amended Credit Facility as of September 30, 2015 to $349.0 million.

Interest rates are LIBOR plus applicable margins of 1.5% to 2.5% or ABR plus 0.5% to 1.5% and the unused commitment fee is between 0.375% to 0.5% based on borrowing base utilization. There have not been any borrowings under the Amended

Credit Facility in 2015. The average annual interest rate incurred on the Amended Credit Facility was 2.0% and 1.9% for the three and nine months ended September 30, 2014, respectively.

The borrowing base is required to be re-determined at least twice per year, on or about April 1 and October 1, as well as following any material property sales. Future borrowing bases will be computed based on our proved oil, natural gas and NGL reserves, hedge positions and estimated future cash flows from those reserves, as well as any other outstanding debt.

The Amended Credit Facility contains certain financial covenants. We are currently in compliance with all financial covenants and have complied with all financial covenants from the time we entered into the facility.

5% Convertible Senior Notes Due 2028

On March 12, 2008, we issued $172.5 million aggregate principal amount of Convertible Notes. On March 20, 2012, $147.2 million of the outstanding principal amount, or approximately 85% of the outstanding Convertible Notes, were put to us and redeemed by us at par. On March 20, 2015, $24.8 million of the remaining outstanding principal amount, or approximately 98% of the remaining outstanding Convertible Notes, were put to us and redeemed by us at par. We settled the notes in cash and recognized a gain on extinguishment of $2.6 million in the Unaudited Consolidated Statements of Operations for the nine months ended September 30, 2015. After the redemption, $0.6 million aggregate principal amount of the Convertible Notes were outstanding as of September 30, 2015. The Convertible Notes mature on March 15, 2028, unless earlier converted, redeemed or purchased by us. The Convertible Notes are senior unsecured obligations and rank equal in right of payment to all of our existing and future senior unsecured indebtedness, are senior in right of payment to all of our future subordinated indebtedness, and are effectively subordinated to all of our secured indebtedness with respect to the collateral securing such indebtedness. The Convertible Notes are structurally subordinated to all present and future secured and unsecured debt and other obligations of our subsidiaries. The Convertible Notes are fully and unconditionally guaranteed by the subsidiaries that guarantee our indebtedness under the Amended Credit Facility, the 7.625% Senior Notes and the 7.0% Senior Notes.

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

Lease Financing Obligation Due 2020

We have a Lease Financing Obligation with a balance of $3.3 million as of September 30, 2015 whereby we sold and subsequently leased back certain compressors and related facilities owned by us. The Lease Financing Obligation expires on August 10, 2020, and we have the option to purchase the equipment at the end of the lease term for the then current fair market value. The Lease Financing Obligation also contains an early buyout option pursuant to which we may purchase the equipment for $1.8 million on February 10, 2019. The lease payments related to the equipment are recognized as principal and interest expense based on a weighted average implicit interest rate of 3.3%. See Note 12 to the accompanying Unaudited Consolidated Financial Statements for a discussion of aggregate minimum future lease payments.

Our outstanding debt is summarized below:

		As of September 30, 2015			As of December 31, 2014
	Maturity Date	Principal	Unamortized Discount	Carrying Amount	Principal	Unamortized Discount	Carrying Amount
		(in thousands)
Amended Credit Facility	April 9, 2020	$—	$—	$—	$—	$—	$—
Convertible Notes (1)	March 15, 2028 (2)	579	—	579	25,344	—	25,344
7.625% Senior Notes (3)	October 1, 2019	400,000	—	400,000	400,000	—	400,000
7.0% Senior Notes (4)	October 15, 2022	400,000	—	400,000	400,000	—	400,000
Lease Financing Obligation (5)	August 10, 2020	3,330	—	3,330	3,648	—	3,648
Total Debt		$803,909	$—	$803,909	$828,992	$—	$828,992
Less: Current Portion of Long-Term Debt (6)		1,015	—	1,015	25,770	—	25,770
Total Long-Term Debt		$802,894	$—	$802,894	$803,222	$—	$803,222

(1)
The aggregate estimated fair value of the Convertible Notes was approximately $0.6 million and $25.1 million as of September 30, 2015 and December 31, 2014, respectively, based on reported market trades of these instruments. On March 20, 2015, the holders put 98% of the Notes to us, leaving $0.6 million principal amount remaining.

(2)
We have the right at any time with at least 30 days' notice to call the Convertible Notes, and the holders have the right to require us to purchase the notes on each of March 20, 2018 and March 20, 2023.

(3)
The aggregate estimated fair value of the 7.625% Senior Notes was approximately $292.8 million and $359.8 million as of September 30, 2015 and December 31, 2014, respectively, based on reported market trades of these instruments.

(4)
The aggregate estimated fair value of the 7.0% Senior Notes was approximately $257.0 million and $366.0 million as of September 30, 2015 and December 31, 2014, respectively, based on reported market trades of these instruments.

(5)
The aggregate estimated fair value of the Lease Financing Obligation was approximately $3.2 million and $3.5 million as of September 30, 2015 and December 31, 2014, respectively. Because there is no active, public market for the Lease Financing Obligation, the aggregate estimated fair value was based on market-based parameters of comparable term secured financing instruments.

(6)
The current portion of the long-term debt as of September 30, 2015 and December 31, 2014 includes the current portion of the Lease Financing Obligation and the principal amount of the Convertible Notes.

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

Contractual Obligations. A summary of our contractual obligations as of and subsequent to September 30, 2015 is provided in the following table:

	Payments Due By Year
	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter	Total
	Twelve Months Ended September 30, 2016	Twelve Months Ended September 30, 2017	Twelve Months Ended September 30, 2018	Twelve Months Ended September 30, 2019	Twelve Months Ended September 30, 2020	After September 30, 2020
	(in thousands)
Notes payable (1)	$553	$553	$321	$—	$—	$—	$1,427
7.625% Senior Notes (2)	30,500	30,500	30,500	30,500	415,250	—	537,250
7.0% Senior Notes (3)	28,000	28,000	28,000	28,000	28,000	470,000	610,000
Convertible Notes (4)	608	—	—	—	—	—	608
Lease Financing Obligation (5)	537	537	537	1,960	—	—	3,571
Purchase commitments (6)	1,531	—	—	—	—	—	1,531
Office and office equipment leases and other (7)(8)(9)	4,902	2,934	2,656	1,265	—	—	11,757
Firm transportation and processing agreements (10)	18,595	18,692	18,692	18,692	18,692	15,576	108,939
Asset retirement obligations (11)	1,362	197	218	438	214	21,273	23,702
Total	$86,588	$81,413	$80,924	$80,855	$462,156	$506,849	$1,298,785

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

(6)
We have one take-or-pay CO2 purchasing agreement that expires in December 2015. The agreement imposes a minimum volume commitment ("MVC") to purchase CO2 at a contracted price. The contract provides CO2 used in fracture stimulation operations. If we do not take delivery of the minimum volume required, we are obligated to pay for the deficiency. As of September 30, 2015, $1.5 million of the future commitment is due by December 31, 2015.

(7)	The lease for our principal office in Denver, Colorado extends through March 2019.

(8)	Includes a contractual obligation of $1.3 million due October 1, 2015 related to certain drilling commitments on sold properties.

(9)
Includes a sales throughput contract in the South Altamont area of the Uinta Oil Basin. Under this contract, we are obligated to sell and deliver a MVC of 450.0 MMcf for the period of December 1, 2014 to November 30, 2015. If the minimum volume is not delivered, we must make a deficiency payment of up to $0.8 million. As of September 30, 2015, we have satisfied approximately 190.2 MMcf of this commitment, resulting in an estimated deficiency payment of up to $0.4 million due December 1, 2015.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of September 30, 2015.

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

Commodity Price Risk

Our primary market risk exposure is in the prices we receive for our production. Commodity pricing is primarily driven by the prevailing worldwide price for crude oil and spot regional market prices applicable to our U.S. oil and natural gas production. Pricing for oil, natural gas and NGLs has been volatile and unpredictable for several years, and we expect this volatility to continue in the future. For example, the West Texas Intermediate price per Bbl as quoted on the NYMEX was $91.16 per Bbl at September 30, 2014 compared to $45.09 per Bbl at September 30, 2015. The prices we receive for future production depend on many factors outside of our control, including volatility in the differences between product prices at sales points and the applicable index price. Based on our average daily production and our derivative contracts in place for the nine months ended September 30, 2015, our income before income taxes would have decreased by approximately $0.1 million for each $1.00 per barrel decrease in crude oil prices, a de minimis amount for each $0.10 decrease per MMBtu in natural gas prices and $0.6 million for each $1.00 per barrel decrease in NGL prices.

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

As of October 23, 2015, we have financial derivative instruments related to oil and natural gas volumes in place for the following periods indicated. Further detail of these hedges is summarized in the table presented under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations— Capital Resources and Liquidity— Commodity Hedging Activities."

	October – December 2015		For the year 2016		For the year 2017
	Derivative Volumes	Weighted Average Price	Derivative Volumes	Weighted Average Price	Derivative Volumes	Weighted Average Price
Oil (Bbls)	993,600	$89.81	2,478,600	$80.47	683,250	$75.61
Natural Gas (MMbtu)	1,840,000	$4.13	1,830,000	$4.10	—	$—

Commodity Price Risk - Carrying Value of Proved Oil and Gas Properties

Our current recoverability test on our existing DJ Basin properties as of September 30, 2015 uses commodity pricing based on a combination of assumptions management uses in its budgeting and forecasting process adjusted for geographical location and quality differentials as well as other factors that management believes will impact realized prices. The application of this test as of September 30, 2015 results in a surplus of future estimated net cash flows over carrying value of approximately $554.0 million. We estimate that the surplus in the DJ Basin would decrease by approximately $45.0 million to $50.0 million for every $1.00 decrease in future oil prices. If impairment is necessary then we would reduce the carrying value to fair value. The factors used to determine fair value include, but are not limited to, recent sales prices of comparable properties, indications from marketing activities, the present value of future revenues, net of estimated operating and development costs using estimates of reserves, future commodity pricing, future production estimates, anticipated capital expenditures and various discount rates used by market participants that are commensurate with the risks inherent in the development and production of the underlying natural gas and oil.

Due to the impairment to the Uinta Oil Program proved and unproved oil and gas properties during the nine months ended September 30, 2015 as discussed above, we believe the carrying value of the Uinta Oil Program approximates the fair value.

In addition to future impairments of the carrying value of our proved oil and gas properties, we may also incur reserve write-downs related to the continued decline in commodity prices. As of December 31, 2014, we had proved reserves of 122.3 MMBoe based on SEC pricing of $94.99 per barrel of oil and $4.35 per MMBtu of natural gas. Using estimated year-end 2015 pricing of $50.00 per barrel of oil and $2.75 per MMBtu of natural gas, we could lose approximately 50% of our proved reserves. This reduction in proved reserves includes approximately 65% of our proved undeveloped ("PUD") locations. In addition to the continued decline in commodity prices, actual 2015 reserves will be impacted by many other variables including, but not limited to, production of existing reserves, extensions, discoveries and improved recovery, quantity revisions, changes in future operating and development costs, along with any purchase or sales of reserves in place. Based on our internal mid-year 2015 reserves forecast and preliminary 2015 year end reserve estimates, we believe that the reduction in proved reserves will more likely be in the 30% - 40% range as a result of changes to proved reserves from the other variables mentioned above rather than 50% solely related to commodity pricing. We believe that we have adequate liquidity to develop the remaining PUDs in our five year drilling plan.
Interest Rate Risks

At September 30, 2015, we had no amounts outstanding under our Amended Credit Facility. Any amounts borrowed will bear interest at floating rates. The average annual interest rate incurred on this debt for the nine months ended September 30, 2014 was 1.9%. A 1.0% increase in each of the average LIBOR rate and federal funds rate for the nine months ended September 30, 2014 would have resulted in an estimated $1.6 million increase in interest expense.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. As of September 30, 2015, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of September 30, 2015.

Changes in Internal Controls. There has been no change in our internal control over financial reporting during the third fiscal quarter of 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Securities

There were no sales of unregistered equity securities during the period covered by this report.

Issuer Purchases of Equity Securities

The following table contains information about our acquisitions of equity securities during the three months ended September 30, 2015:

Period	Total Number of Shares (1)	Weighted Average Price Paid Per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1 – 31, 2015	6,198	$7.13	—	—
August 1 – 31, 2015	6,334	4.79	—	—
September 1 – 30, 2015	2,750	3.65	—	—
Total	15,282	$5.53	—	—

(1)	Represents shares delivered by employees to satisfy tax withholding obligations resulting from the vesting of restricted shares of common stock issued pursuant to our employee incentive plans.

Item 3. Defaults upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit Number	Description of Exhibits
10.1
Fourth Amendment, dated effective as of September 23, 2015, to Third Amended and Restated Credit Agreement, dated as of March 16, 2010, among Bill Barrett Corporation, certain of its subsidiaries party thereto and the bank named therein. [Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the Commission on September 29, 2015.]

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

Exhibit Number	Description of Exhibits
32.2	Section 1350 Certification of Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BILL BARRETT CORPORATION

Date:	November 5, 2015	By:	/s/ R. Scot Woodall
R. Scot Woodall
Chief Executive Officer and President
(Principal Executive Officer)

Date:	November 5, 2015	By:	/s/ Robert W. Howard
Robert W. Howard
Chief Financial Officer
(Principal Financial Officer)