Form 10-K
period 2015-12-31
BILL BARRETT CORP
filed 2016-03-02
CIK 1172139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

 (Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015
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

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐  Yes   ☑  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2015 based on the $8.59 closing price of the registrant's common stock on the New York Stock Exchange was $419,405,504.

As of February 2, 2016, the registrant had 49,854,697 outstanding shares of $0.001 per share par value common stock.

DOCUMENTS INCORPORATED BY REFERENCE

The information required in Part III of this Annual Report on Form 10-K is incorporated by reference from the registrant's definitive proxy statement for the registrant's Annual Meeting of Stockholders to be held in May 2016 to be filed pursuant to Regulation 14A no later than 120 days after the end of the registrant's fiscal year ended December 31, 2015.

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

Coalbed methane. Natural gas formed as a byproduct of the coal formation process, which is trapped in coal seams and can be produced into a pipeline.

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

EBITDAX. Earnings before interest, taxes, depreciation, depletion, amortization and exploration expenses.

EHS. Environmental Health and Safety.

Environmental Assessment. A study that can be required prior to drilling a federal well.

Environmental Impact Statement. A more detailed study of the potential direct, indirect and cumulative impacts of a federal project that is subject to public review and potential litigation.

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

Henry Hub. The Erath, LA settlement point price as quoted in Platt's Gas Daily.

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

Mt. Belvieu. The Mt. Belvieu, TX settlement point price as quoted by Oil Price Information Service.

Net acres or net wells. The sum of the fractional working interest owned in gross acres or gross wells, as the case may be.

Net revenue interest. An owner's interest in the revenues of a well after deducting proceeds allocated to royalty and overriding interests.

NGLs. Natural gas liquids.

NWPL. Northwest Pipeline Corporation price as quoted in Platt's Inside FERC.

Percentage of proceeds contracts. Under percentage of proceeds (POP) contracts, processors receive an agreed upon percentage of the actual proceeds of the sale of the dry natural gas and NGLs.

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

Proved developed producing reserves. Reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.

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

Resource Management Plan. A document that describes the U.S. Bureau of Land Management's intended uses of lands that are under its jurisdiction.

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

Forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the following risks and uncertainties:

•	volatility of market prices received for oil, natural gas and NGLs;

•	actual production;

•	changes in the estimates of proved reserves;

•	reductions in the borrowing base under our revolving bank credit facility (the "Amended Credit Facility");

•	availability of capital at a reasonable cost;

•	legislative or regulatory changes that can affect our ability to permit wells and conduct operations, including ballot initiatives seeking moratoria or bans on drilling or hydraulic fracturing;

•	availability of third party goods and services at reasonable rates;

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

The forward-looking statements contained in this Annual Report on Form 10-K are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management's assumptions about future events may prove to be inaccurate. Management cautions all readers that the forward-looking statements contained in this Annual Report on Form 10-K are not guarantees of future performance, and we cannot assure any reader that our expectations will be realized or that future forward-looking events and circumstances will occur as anticipated. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to many factors including those listed above and in "Item 1A. Risk Factors" and elsewhere in this Annual Report on Form 10-K. All forward-looking statements speak only as of the date of this Annual Report on Form 10-K. Readers should not place undue reliance on these forward-looking statements, which reflect management's views only as of the date hereof. Other than as required under the securities laws, we do not intend to, and do not undertake any obligation to, update or revise any forward-looking statements as a result of changes in internal estimates or expectations, new information, subsequent events or circumstances or otherwise. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

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

Oil prices declined severely beginning in 2014, and price decreases continued through 2015 and into 2016. Natural gas and NGL prices have experienced decreases of comparable magnitude over the same period. These decreases have increased the volatility and amplitude of the other risks facing us as described in this report and have impacted our average realized unit price and are having an impact on our business and financial condition. Commodity prices are inherently volatile and are influenced by many factors outside of our control. Our activities and capital budget maintain flexibility using what we believe to be conservative sales price assumptions and our existing hedge position. If commodity prices continue at current levels or lower, our capital availability, liquidity and profitability are likely to be adversely affected as current hedges are realized in 2016 and 2017.

As we go through 2016, our priority remains ensuring ample liquidity and protecting the strength of our balance sheet, and we will adjust our development plans as necessary to this end. We remain in close contact with the banks in our credit facility and are evaluating the increased risk that lenders may seek to reduce our borrowing base due to their exposure to the energy industry or for other reasons. Further, we continue to monitor debt, equity and hedging markets for opportunities to strengthen our liquidity position.

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

We maintain a website at the address http://www.billbarrettcorp.com. We are not including the information contained on our website as part of, or incorporating it by reference into, this report. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC via EDGAR and posted at http://www.sec.gov. Additionally, our Code of Business Conduct and Ethics, which includes our code of ethics for senior financial management, Corporate Governance Guidelines and the charters of our Audit Committee, Compensation Committee, Reserves and EHS Committee and Nominating and Corporate Governance Committee are posted on our website and are available in print free of charge to any stockholder who requests them. Requests should be sent by mail to our corporate secretary at our principal office at 1099 18th Street, Suite 2300, Denver, Colorado 80202. We intend to disclose on our website any amendments or waivers to our Code of Business Conduct and Ethics that are required to be disclosed pursuant to Item 5.05 of Form 8-K. This Annual Report on Form 10-K and our website contain information provided by other sources that we believe are reliable. We cannot assure you that the information obtained from other sources is accurate or complete. No information on our website is incorporated by reference herein or deemed to be part of this Annual Report on Form 10-K.

We operate in one industry segment, which is the exploration, development and production of oil and natural gas, and all operations are conducted in the United States. Consequently, we currently report a single reportable segment. See "Financial

Statements" and the notes to our consolidated financial statements for financial information about this reportable segment.

The following table provides summary information by basin as of December 31, 2015:

Basin/Area	State	Estimated Net Proved Reserves (MMBoe) (1)	December 2015 Average Daily Net Production (Boe/d)	Net Producing Wells (2)	Net Undeveloped Acreage
Denver-Julesburg	CO/WY	62.3	13,332	163.3	33,796
Uinta Oil Program	UT	21.4	3,971	145.9	31,283	(3)
Other	Various	—	30	5.5	213,390	(4)
Total		83.7	17,333	314.7	278,469

(1)
Our proved reserves were determined in accordance with SEC guidelines, using the average of the prices on the first day of each month in 2015 for natural gas (Henry Hub price) and oil (WTI Cushing price), which averaged $2.59 per MMBtu of natural gas and $50.28 per barrel of oil in 2015, respectively, without giving effect to hedging transactions. The average NGL price of $20.37 per barrel was based on a Mt Belvieu pricing using a historical composite percentage. Our reserves estimates are based on a reserve report prepared by us and audited by our independent third party petroleum engineers. See "– Oil and Gas Data – Proved Reserves".

(2)	Net wells are the sum of our fractional working interests owned in gross wells.

(3)	Excludes an additional 51,806 net undeveloped acres that are subject to drill-to-earn agreements.

(4)	Other includes 107,171 and 63,367 net undeveloped acres in the Paradox and Deseret Basins, respectively.

Areas of Operation

Overview

As of December 31, 2015, we have two key areas of production: The Denver-Julesburg Basin ("DJ Basin") and the Uinta Oil Program in the Uinta Basin.

The following table shows changes in the mix of oil, natural gas and NGLs for both production and reserves over the periods presented:

	Year Ended December 31,
	2015			2014			2013
	Oil	Natural Gas	NGLs	Oil	Natural Gas	NGLs	Oil	Natural Gas	NGLs
Production	67%	20%	13%	44%	40%	16%	24%	61%	15%
Proved reserves	66%	20%	14%	69%	21%	10%	43%	39%	18%

Production for the years ended December 31, 2014 and 2013 and proved reserves for the year ended December 31, 2013 include legacy natural gas producing properties that have been sold.

Denver-Julesburg Basin

The Company's acreage positions in the DJ Basin are predominantly located in Colorado's eastern plains and parts of southeastern Wyoming.

Key Statistics

•	Estimated proved reserves as of December 31, 2015 - 62.3 MMBoe.

•	Producing wells - We had interests in 280 gross (163.3 net) producing wells as of December 31, 2015, and we serve as operator in 169 gross wells.

•	2015 net production - 4,775 MBoe.

•	Acreage - We held 33,796 net undeveloped acres as of December 31, 2015.

•
Capital expenditures - Our capital expenditures for 2015 were $250.3 million for participation in the drilling of 69 gross (44.3 net) wells, acquisition of leasehold acres and construction of gathering facilities.

•	As of December 31, 2015, we were drilling 1 gross well (1 net), and we were waiting to complete 19 gross (18 net) wells within the DJ Basin.

•	As of December 31, 2015, we had a 72% weighted average working interest in our producing wells in the DJ Basin.

Our DJ Basin acreage was acquired predominantly through two acquisitions completed in August 2011 and July 2012. During the year ended December 31, 2015, we sold certain non-core assets in two separate transactions closing on October 21, 2015 and November 30, 2015, respectively. These asset sales included approximately 23,000 net acres (76% proved developed) and interests in legacy vertical producing wells for cash proceeds of $30.7 million. The divestiture proceeds are subject to various purchase price adjustments incurred in the normal course of business and will be finalized in 2016.

The DJ Basin is a high growth oil development area where operators are targeting the Niobrara and Codell formations and employing new technologies to optimize oil recoveries and economic returns. We believe that the DJ Basin offers us significant growth opportunities with potential acreage additions to our current leasehold position, possible development of additional formations, increased utilization of extended reach (long lateral) horizontal wells, well completion optimization and ongoing cost reduction.

The DJ Basin is a core area of operation where we drilled 43 operated wells and completed 39 operated wells in 2015 and had one rig operating at the end of 2015. In 2015, we focused on drilling extended reach horizontal wells in the Niobrara B and Niobrara C formations in the Northeast Wattenberg area of the DJ Basin, continuing to optimize our completion technology and establishing a scalable development program. The combination of this development along with nearby competitor activity continued to de-risk our approximate net 40,000 acres in the area.

The 2016 drilling program will be reduced relative to 2015 due to low commodity prices. Currently we are utilizing one rig in the DJ Basin. This rig will be released in the first quarter of 2016. Our capital budget contemplates that drilling will resume in the third quarter of 2016; however, we may elect to accelerate or delay drilling further depending on industry conditions. The 2016 operated drilling program will focus on drilling extended reach wells (9,200 foot laterals) and will be developed on 40 to 60 acre well density. In addition, we anticipate minimal participation in non-operated wells. This program may be modified throughout 2016 as business conditions and operating results warrant.

Our oil production from the DJ Basin is sold at the lease and trucked to markets. Our gas production from the DJ Basin is gathered and processed by a third party and we receive residue gas and NGL revenue under percentage of proceeds contracts.

Uinta Basin

The Uinta Basin is located in northeastern Utah.

Key Statistics

•	Estimated proved reserves as of December 31, 2015 - 21.4 MMBoe.

•	Producing wells - We had interests in 242 gross (145.9 net) producing wells as of December 31, 2015, and we serve as operator in 174 gross wells.

•	2015 net production - 1,790 MBoe.

•	Acreage - We held 31,283 net undeveloped acres as of December 31, 2015, along with 51,806 net undeveloped acres that are subject to drill-to-earn agreements.

•
Capital expenditures - In 2015, our capital expenditures were $34.6 million for participation in the drilling of 19 gross (11.5 net) wells, acquisition of leasehold acres and construction of gathering and salt water disposal facilities.

•	As of December 31, 2015, we were not in the process of drilling or completing any wells.

•	As of December 31, 2015, we had a 56% weighted average working interest in our producing wells in the Uinta Oil Program.

The Uinta Oil Program includes three areas of development located in the Uinta Basin that we refer to as Blacktail Ridge, Lake Canyon and East Bluebell. On November 30, 2015, we sold certain non-core assets located in the Uinta Basin, which included approximately 17,600 net acres and interests in producing wells for cash proceeds of $26.0 million. The divestiture proceeds are subject to various purchase price adjustments incurred in the normal course of business and will be finalized in 2016.

The Uinta Oil Program has a sizable acreage position with a long-term drilling inventory and a significant resource in place. The resource is a stacked oil play with multiple pay zones, and our drilling program targets multiple zones from the Lower Green River through the Wasatch formations with vertical wells.

In 2016, the Company has no plans to drill and develop any acreage and we anticipate minimal participation in non-operated wells. This program may be modified throughout 2016 as business conditions and operating results warrant.

Our oil production in the Uinta Basin is sold at the lease and trucked to markets. Our gas production in the Uinta Basin is gathered and processed by various third parties and we receive residue gas and NGL revenue under percentage of proceeds contracts.

Oil and Gas Data

Proved Reserves

The following table presents our estimated net proved oil, natural gas and NGL reserves and the present value of our estimated proved reserves at each of December 31, 2015, 2014 and 2013 based on reserve reports prepared by us and audited by outside independent third party petroleum engineers. While we are not required by the SEC or accounting regulations or pronouncements to have our estimates independently audited, such an audit is required under our revolving credit agreement. All of our proved reserves included in our reserve reports are located in North America. Netherland, Sewell & Associates, Inc., or "NSAI", audited all our reserves estimates at December 31, 2015, 2014 and 2013. NSAI is retained by and reports to the Reserves and EHS Committee of our Board of Directors, which is comprised of independent directors. When compared on a well-by-well or lease-by-lease basis, some of our internal estimates of net proved reserves are greater and some are less than NSAI's estimates. However, in the aggregate, NSAI's estimates of total net proved reserves are within 10% of our internal estimates. In addition to a third party audit, our reserves are reviewed by our Reserves and EHS Committee. The Reserves and EHS Committee reviews the final reserves estimates in conjunction with NSAI's audit letter and meets with the key representative of NSAI to discuss NSAI's review process and findings. Our estimates of net proved reserves have not been filed with or included in reports to any federal authority or agency, other than the SEC, since January 1, 2015.

	As of December 31,
Proved Reserves:(1)(2)	2015	2014	2013
Proved Developed Reserves:
Oil (MMBbls)	27.2	29.3	26.3
Natural gas (Bcf)	45.2	50.6	238.7
NGLs (MMBbls)	5.1	3.8	17.2
Total proved developed reserves (MMBoe) (3)	39.8	41.5	83.2
Proved Undeveloped Reserves:
Oil (MMBbls)	28.3	54.5	57.2
Natural gas (Bcf)	52.8	103.3	227.7
NGLs (MMBbls)	6.8	9.0	18.6
Total proved undeveloped reserves (MMBoe) (3)	43.9	80.8	113.7
Total Proved Reserves (MMBoe) (3)	83.7	122.3	196.9

(1)
Our proved reserves were determined in accordance with SEC guidelines, using the average of the prices on the first day of each month in 2015 for natural gas (Henry Hub price) and oil (WTI Cushing price), or $2.59 per MMBtu of natural gas and $50.28 per barrel of oil, respectively, without giving effect to hedging transactions. The average NGL price of $20.37 per barrel was based on a Mt Belvieu pricing using a historical composite percentage. We currently do not include future reclamation costs net of salvage value in the calculation of our proved reserves. Our reserves estimates are based on a reserve report prepared by us and audited by our independent third party petroleum engineers. See "– Oil and Gas Data – Proved Reserves".

(2)
The comparability of the proved reserves for the periods presented are impacted by the Piceance Divestiture and Powder River Oil Divestiture in 2014. See Note 4 of the Notes to Consolidated Financial Statements for more information related to these divestitures.

(3)	Total does not add due to rounding.

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

Proved developed oil, natural gas and NGLs reserves are proved reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Proved undeveloped oil, natural gas and NGLs reserves are proved reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. Proved undeveloped reserves on undrilled acreage are limited to those directly offsetting development spacing areas that are reasonably certain of production when drilled, unless evidence using reliable technology exists that establishes reasonable certainty of economic producibility at greater distances. Undrilled locations can be classified as having proved undeveloped reserves only if a development plan has been adopted indicating that they are scheduled to be drilled within five years of initial booking, unless the specific circumstances justify a longer time. No proved undeveloped reserves can be attributed to any acreage for which an application of fluid injection or other improved recovery technique is contemplated unless such techniques have been proved effective by actual projects in the same reservoir or an analogous reservoir, or by other evidence using reliable technology establishing reasonable certainty.

The following tables illustrate the history of our proved undeveloped reserves from December 31, 2013 through December 31, 2015:

	As of December 31,
Proved Undeveloped Reserves:	2015	2014	2013
	(MMBoe)
Beginning balance	80.8	113.7	71.2
Additions from drilling program	2.6	12.5	64.2
Acquisitions	—	7.4	—
Engineering revisions	1.3	(6.0)	4.6
Price revisions	(18.0)	—	4.3
Converted to proved developed	(8.1)	(10.2)	(7.8)
Sold/ expired/ other	(14.7)	(36.6)	(22.8)
Total proved undeveloped reserves (1)	43.9	80.8	113.7

	Year Ended December 31,
	2015	2014	2013
Proved undeveloped locations converted to proved developed wells during year	35	65	49
Proved undeveloped drilling and completion capital invested (in millions)	$165.3	$227.5	$118.8
Proved undeveloped facilities capital invested (in millions)	$5.0	$9.5	$6.8
Percentage of proved undeveloped reserves converted to proved developed (2)	10.0%	9.0%	11.0%
Prior year's proved undeveloped reserves remaining undeveloped at current year end (MMBoe)	40.8	66.8	42.7

(1)
Our development plan for drilling proved undeveloped wells represents an investment decision to drill these proved undeveloped locations within the five year development window allowed at the time the applicable proved undeveloped reserve is booked. Our development plan gives us the flexibility to develop the DJ Basin proved undeveloped locations with a one rig program over three years and the Uinta Basin proved undeveloped locations with a one rig program over two years. However, the timing of such drilling is subject to change based on a number of factors, many of which are unpredictable and beyond our control, such as changes in commodity prices, anticipated cash flows and projected rate of return, access to capital, new opportunities with better returns on investment that were not known at the time of the reserve report, asset acquisitions and/or sales and actions or inactions of other co-owners or industry operators. As such, the relative proportion of total proved undeveloped locations that we develop may not necessarily be uniform from year to year, but could vary by year based upon the foregoing factors. We attempt to maximize the rate of return on capital deployed, which requires that we continually review all investment options available. As a result, at times we may delay or remove the drilling of certain projects, including scheduled proved undeveloped locations, in favor of projects with a more attractive rate of return, leading us to deviate from our original development plan.

(2)
Over the last three years our asset portfolio has significantly changed, resulting in a change in development focus. Due to low natural gas prices in 2012, drilling was halted in the Piceance Basin and the West Tavaputs area of the Uinta Basin, both of which were highly mature infill development programs and which together included the majority of our then remaining proved undeveloped drilling inventory; therefore, a relatively higher percentage of proved undeveloped locations were being converted to proved developed producing. Subsequently, the West Tavaputs assets were divested in 2013 and the Piceance assets were divested in 2014 with no further drilling activity. During 2013, 2014 and 2015 the development program was focused on the oil assets located in the DJ and Uinta Basins which are still relatively immature in their development as compared to the divested gas assets. Given our acreage positions in both the DJ and Uinta Basins, we concentrated on developing unproven locations in order to assess the extent of the plays across our acreage and to develop leases that would have expired. In 2016 with our reduced development program, we still anticipate continuing to develop a mix of proved undeveloped locations and unproven locations. Even with the anticipated reduction of development activity in 2016, we expect the 2016 percentage of our proved undeveloped reserves converted to proved developed to almost double to approximately 19% relative to 2014 and 2015. Given the lower commodity price, development is anticipated to be concentrated in areas of higher certainty. We would expect this to contribute to a higher conversion rate and a reduction in the number of proved undeveloped locations added as a result of development activity.

At December 31, 2015, our proved undeveloped reserves were 43.9 MMBoe. At December 31, 2014, our proved undeveloped reserves were 80.8 MMBoe. During 2015, 8.1 MMBoe, or 10.0% of our December 31, 2014 proved undeveloped reserves (35 wells), were converted into proved developed reserves and required $165.3 million of drilling and completion capital and $5.0 million of facilities capital. These wells produced 0.9 MMBoe in 2015. During 2015, we added 2.6 MMBoe of proved undeveloped reserves due to drilling programs in our core oil and gas development areas. Positive engineering revisions increased proved undeveloped reserves by 1.3 MMBoe. During 2015, 14.7 MMBoe were removed from the proved undeveloped reserves category because they were not included in our near term development plans and were either traded, sold or removed. This volume includes 12.2 MMBoe of proved undeveloped reserves sold in the divestiture of our non-core DJ and Uinta Basin properties. Negative pricing revisions decreased proved undeveloped reserves by 18.0 MMBoe. The proved undeveloped reserves from December 31, 2014 that remained in the proved undeveloped reserves category at December 31, 2015 were 40.8 MMBoe.

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

•
Natural gas and oil prices based on the SEC pricing requirements are supplied by the third party independent engineering firm. Natural gas pricing for the first flow day of every month is collected from Platts Gas Daily Henry Hub price and oil pricing is collected from Bloomberg's WTI spot price. The average NGL price is based on a percentage of the WTI oil price per barrel.

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

Within our Company, the technical person primarily responsible for overseeing the preparation of the reserves estimates is William K. Stenzel. Mr. Stenzel is our Vice President of Engineering and Planning and became responsible for our reserves estimates starting in September 2014. Mr. Stenzel earned a Bachelor of Science degree in Civil Engineering from Colorado State University in 1977. Mr. Stenzel has over 38 years of experience in reserves and economic evaluations, as well as a broad experience in production, completions, reservoir analysis and planning and development.

The reserves estimates shown herein have been independently audited by NSAI, a worldwide leader of petroleum property analysis for industry and financial organizations and government agencies. NSAI was founded in 1961 and performs consulting petroleum engineering services under Texas Board of Professional Engineers Registration No. F-2699. Within NSAI, the technical persons primarily responsible for auditing the estimates set forth in the NSAI audit letter incorporated herein are Mr. Dan Smith and Mr. John Hattner. Mr. Smith, a Licensed Professional Engineer in the State of Texas (No. 49093), has been practicing consulting petroleum engineering at NSAI since 1980 and has over 7 years of prior industry experience. He graduated from Mississippi State University in 1973 with a Bachelor of Science Degree in Petroleum Engineering. Mr. Hattner, a Licensed Professional Geoscientist in the State of Texas, Geology (No. 559), has been practicing consulting petroleum geoscience at NSAI since 1991 and has over 11 years of prior industry experience. He graduated from University of Miami, Florida, in 1976 with a Bachelor of Science Degree in Geology; from Florida State University in 1980 with a Master of Science Degree in Geological Oceanography; and from Saint Mary's College of California in 1989 with a Master of Business Administration Degree. Both technical principals meet or exceed the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers; both are proficient in judiciously applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserves definitions and guidelines.

NSAI performed a well-by-well audit of all of our properties and of our estimates of proved reserves and then provided us with its audit report concerning our estimates. The audit completed by NSAI, at our request, is a collective application of a series of procedures performed by NSAI. These audit procedures may be the same or different from audit procedures performed by other independent third party engineering firms for other oil and gas companies. NSAI's audit report does not state the degree of its concurrence with the accuracy of our estimate of the proved reserves attributable to our interest in any specific basin, property or well.

The NSAI audit process of our wells and reserves estimates is intended to determine the percentage difference, in the aggregate, of our internal net proved reserves estimate and future net revenue (discounted at 10%) and the reserves estimate and net revenue as determined by NSAI. The audit process includes the following:

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

•
NSAI confirms that its reserves estimate is within a 10% variance of our internal net reserves estimate and estimated future net revenue (discounted at 10%), in the aggregate, before an audit letter is issued.

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

From time to time, we engage NSAI to review and/or evaluate the reserves of properties that we are considering purchasing and to provide technical consulting on well testing. NSAI and its employees have no interest in those properties, and the compensation for these engagements is not contingent on NSAI's estimates of reserves and future cash inflows for the subject properties. During 2015 and 2014, we paid NSAI approximately $200,000 and $400,000, respectively, for auditing our reserves estimates.

Production and Cost History

The following table sets forth information regarding net production of oil, natural gas and NGLs and certain cost information for each of the periods indicated:

	Year Ended December 31,
	2015	2014	2013
Company Production Data:
Oil (MBbls)	4,401	4,012	3,495
Natural gas (MMcf)	7,764	21,744	52,685
NGLs (MBbls)	898	1,476	2,199
Combined volumes (MBoe)	6,593	9,112	14,475
Daily combined volumes (Boe/d)	18,063	24,964	39,658
DJ Basin – Production Data (1):
Oil (MBbls)	2,958	1,682	757
Natural gas (MMcf)	6,012	4,224	2,016
NGLs (MBbls)	815	423	195
Combined volumes (MBoe)	4,775	2,809	1,288
Daily combined volumes (Boe/d)	13,082	7,696	3,529
Uinta Oil Program – Production Data (1):
Oil (MBbls)	1,420	1,821	1,996
Natural gas (MMcf)	1,728	2,220	3,024
NGLs (MBbls)	82	119	142
Combined volumes (MBoe)	1,790	2,310	2,642
Daily combined volumes (Boe/d)	4,904	6,329	7,238
Piceance – Gibson Gulch Production Data (1)(2):
Oil (MBbls)	—	177	331
Natural gas (MMcf)	—	14,808	25,470
NGLs (MBbls)	—	911	1,858
Combined volumes (MBoe)	—	3,556	6,434
Daily combined volumes (Boe/d)	—	9,742	17,627
Average Costs ($ per Boe):
Lease operating expense	$6.48	$6.62	$4.85
Gathering, transportation and processing expense (3)	0.53	3.89	4.65
Total production costs excluding production taxes	$7.01	$10.51	$9.50
Production tax expense	1.85	3.44	1.88
Depreciation, depletion and amortization	31.14	25.88	19.33
General and administrative (4)	6.53	4.61	3.39

(1)
The DJ Basin and the Uinta Oil Program in the Uinta Basin were the only development areas that contained 15% or more of our total proved reserves as of December 31, 2015 and December 31, 2014. The Gibson Gulch area in the Piceance Basin, the Uinta Oil Program in the Uinta Basin and the DJ Basin were the only development areas that contained 15% or more of our total proved reserves as of December 31, 2013.

(2)
On September 30, 2014, the Company completed the sale of its Gibson Gulch natural gas program in the Piceance Basin (the "Piceance Divestiture"). As a result, the production and cost data related to the Piceance Basin as reported above includes values through the closing date of September 30, 2014. See Note 4 to the Consolidated Financial Statements for more information related to this divestiture.

(3)
During March 2010, we entered into two firm natural gas pipeline transportation contracts to provide a guaranteed outlet for production from the West Tavaputs area of the Uinta Basin and the Gibson Gulch area of the Piceance Basin. These transportation contracts were not included in the sales of these assets in December 2013 and September 2014, respectively. Both firm transportation contracts require the pipeline to provide transportation capacity and require us to pay transportation charges regardless of the amount of pipeline capacity utilized and expire July 31, 2021. Beginning October 1, 2014, and as a result of the previous divestitures of the associated gas assets, these transportation costs were excluded from gathering, transportation and processing expense and included in unused commitments expense in the Consolidated Statements of Operations.

(4)
General and administrative expense presented herein excludes long-term cash and equity incentive compensation of $10.8 million, $11.4 million and $15.8 million for the years ended December 31, 2015, 2014 and 2013, respectively. If included, these long-term cash and equity incentive compensation expenses would have increased general and administrative expense by $1.64, $1.25 and $1.09 per Boe for the years ended December 31, 2015, 2014 and 2013, respectively. General and administrative expense excluding long-term cash and equity incentive compensation is a non-GAAP measure. Long-term cash and equity incentive compensation is combined with general and administrative expense for a total of $53.9 million, $53.4 million and $64.9 million for the years ended December 31, 2015, 2014 and 2013, respectively, in the Consolidated Statements of Operations. Management believes the separate presentation of long-term cash and equity incentive compensation from general and administrative expense allows for a more accurate comparison to our peers, which may have higher or lower expenses associated with cash performance compensation programs and stock-based grants.

Productive Wells

The following table sets forth information at December 31, 2015 relating to the productive wells in which we owned a working interest as of that date. Productive wells consist of producing wells and wells capable of production, including natural gas wells awaiting pipeline connections to commence deliveries and oil wells awaiting connection to production facilities. Gross wells are the total number of producing wells in which we have an interest, and net wells are the sum of our fractional working interests owned in gross wells.

	Oil		Gas
Basin/Area	Gross Wells	Net Wells	Gross Wells	Net Wells
DJ	233.0	136.0	47.0	27.3
Uinta Oil Program	238.0	145.1	4.0	0.8
Other	11.0	4.9	3.0	0.6
Total	482.0	286.0	54.0	28.7

Developed and Undeveloped Acreage

The following table sets forth information as of December 31, 2015 relating to our leasehold acreage.

	Developed Acreage (1)		Undeveloped Acreage (2)
Basin/Area	Gross	Net	Gross	Net
DJ	35,414	25,653	64,957	33,796
Uinta Oil Program	67,193	40,293	79,920	31,283	(3)
Other	5,550	4,782	318,619	213,390	(4)
Total	108,157	70,728	463,496	278,469

(1)	Developed acres are acres spaced or assigned to productive wells.

(2)
Undeveloped acres are acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil or natural gas, regardless of whether such acreage contains proved reserves.

(3)	The Uinta Oil Program does not include an additional 126,625 gross and 51,806 net undeveloped acres that are subject to drill-to-earn agreements.

(4)	Other includes 107,171 and 63,367 net undeveloped acres in the Paradox and Deseret Basins, respectively.

Substantially all of the leases comprising the undeveloped acreage set forth in the table above will expire at the end of their respective primary terms unless production from the leasehold acreage has been established prior to such date, in which event the lease will remain in effect until the cessation of production. We generally have been able to obtain extensions of the primary terms of our federal leases for periods in which we have been unable to obtain drilling permits due to environmental stipulations, pending environmental analysis or related legal challenge. The following table sets forth, as of December 31, 2015, the expiration periods of the net undeveloped acres by area that are subject to leases summarized in the above table of undeveloped acreage.

	Net Undeveloped Acres Expiring
Basin/Area	2016	2017	2018	2019	Thereafter	Total
DJ	13,012	5,267	2,157	2,081	11,279	33,796
Uinta Oil Program	5,490	8,544	4,482	506	12,261	31,283
Paradox	20,452	21,317	14,147	—	51,255	107,171
Deseret	—	—	39,909	21,245	2,213	63,367
Other	7,740	7,238	573	33	27,268	42,852
Total	46,694	42,366	61,268	23,865	104,276	278,469

Drilling Results

The following table sets forth information with respect to wells completed during the periods indicated. The information should not be considered indicative of future performance, nor should it be assumed that there is necessarily any correlation between the number of productive wells drilled and quantities or value of reserves found. Productive wells are wells that are found to be capable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of the production sufficiently exceed production expenses and taxes to justify completion of the well.

	Year Ended December 31,
	2015		2014		2013
	Gross	Net	Gross	Net	Gross	Net
Development
Productive	82.0	50.4	94.0	72.7	164.0	85.8
Dry	1.0	0.9	—	—	—	—
Exploratory
Productive	—	—	—	—	—	—
Dry	—	—	—	—	—	—
Total
Productive	82.0	50.4	94.0	72.7	164.0	85.8
Dry	1.0	0.9	—	—	—	—

Operations

General

In general, we serve as operator of wells in which we have a greater than 50% working interest. In addition, we seek to be operator of wells in which we have lesser interests. As operator, we obtain regulatory authorizations, design and manage the development of a well and supervise operation and maintenance activities on a day-to-day basis. We do not own drilling rigs or the majority of the other oil field service equipment used for drilling or maintaining wells on the properties we operate. Independent contractors engaged by us provide the majority of the equipment and personnel associated with these activities. We construct, operate and maintain gas gathering facilities associated with our operations. We employ drilling, production and reservoir engineers and geologists and other specialists who work to improve production rates, increase reserves and lower the cost of operating our oil and natural gas properties.

Marketing and Customers

We market all of the oil production from our operated properties. Our natural gas and related NGLs are generally marketed by third parties under percentage of proceeds ("POP") contracts. We sell our production to a variety of purchasers under contracts with daily, monthly, seasonal, annual or multi-year terms, all at market prices. Purchasers include pipelines, processors, refineries, marketing companies and end users. We normally sell production to a relatively small number of customers, as is customary in the development and production business. However, based on where we operate and the availability of other purchasers and markets, we believe that the loss of any of our major purchasers would not have a material adverse effect on our financial condition or results of operations as there are competitive markets available.

During 2015, two customers accounted for 44% of our oil and gas production revenues. During 2014, four customers accounted for 52% of our oil and gas production revenues. During 2013, five customers accounted for 49% of our oil and gas production revenues.

We enter into hedging transactions with unaffiliated third parties for portions of our production to achieve more predictable cash flows and to reduce our exposure to fluctuations in commodities prices. For a more detailed discussion, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview" and "Item 7A. Quantitative and Qualitative Disclosures About Market Risk".

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

The following table sets forth information about material long-term firm natural gas pipeline transportation contracts, which entail a demand charge for reservation of capacity. These contracts were initiated to provide a guaranteed outlet for company marketed production from the West Tavaputs area of the Uinta Basin and the Gibson Gulch area of the Piceance Basin. These transportation contracts were not included in the sales of these assets in December 2013 and September 2014, respectively. Accordingly, we will continue to incur monthly demand charges of approximately $1.5 million for the remaining term of six years even though we no longer utilize these contracts. These transportation costs are included in unused commitments expense in the Consolidated Statements of Operations.

Type of Arrangement	Pipeline System / Location	Deliverable Market	Gross Deliveries (MMBtu/d)	Term
Firm Transport	Questar Overthrust	Rocky Mountains	50,000	08/11 – 07/21
Firm Transport	Ruby Pipeline	West Coast	50,000	08/11 – 07/21

Hedging Activities

Our hedging program is intended to mitigate the risks of volatile prices of oil, natural gas, and NGLs. We currently have hedged 2,478,600 barrels of oil and 1,830,000 MMbtu of natural gas or approximately 50% of our expected 2016 production and 683,250 barrels of oil for our 2017 production at price levels that provide some economic certainty to our cash flows. To date eight of our 13 lenders (or affiliates of lenders) under our credit facility are also hedging counterparties. We are not required to post collateral for these hedges other than the security for our credit facility. For additional information on our hedging activities, see "Item 7A. Quantitative and Qualitative Disclosures About Market Risk".

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

Title to Properties

As is customary in the oil and gas industry, we initially conduct only a cursory review of the title to our properties on which we do not have proved developed reserves. Prior to the commencement of drilling operations on those properties, we typically conduct a title examination and perform curative work for significant defects. To the extent title opinions or other investigations reflect title defects on those properties, we are typically responsible for curing such defects at our expense. We generally will not commence drilling operations on a property until we have cured any material title defects on such property.

We have obtained title opinions on substantially all of our producing properties and believe that we utilize methods consistent with practices customary in the oil and gas industry and that our practices are adequately designed to enable us to acquire satisfactory title to our producing properties. Prior to completing an acquisition of producing oil and gas leases, we perform title reviews on the most significant leases and, depending on the materiality of the properties, we may obtain a title opinion or review previously obtained title opinions. Our oil, natural gas and NGL producing properties are subject to customary royalty and other interests, liens for current taxes, liens under our credit facility and other burdens that we believe do not materially interfere with the use of our properties.

Environmental Matters and Regulation

General. Our operations are subject to comprehensive federal, state and local laws and regulations governing the discharge of materials into the environment, management of E&P waste, or otherwise relating to environmental protection and minimization of aesthetic impacts. Our operations are generally subject to the same environmental laws and regulations as other companies in the oil and gas exploration and production industry. These laws and regulations:

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

We believe that we are, and have historically been, in substantial compliance with all applicable environmental laws and regulations. We have made and will continue to make expenditures in our efforts to comply with all environmental regulations and requirements. We consider these a normal, recurring cost of our ongoing operations and not extraordinary. We believe that our compliance with existing requirements has been accounted for and will not have a material adverse impact on our financial condition and results of operations. However, we cannot predict the passage of or quantify the potential impact of any more stringent future laws and regulations. For the year ended December 31, 2015, we did not incur any material capital expenditures for remediation of well sites or production facilities or to retrofit emission control equipment at any of our facilities.

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

Water Discharges. The Federal Water Pollution Control Act, also known as the Clean Water Act, and analogous state laws impose restrictions and strict controls regarding the discharge of pollutants, including produced water, stormwater drainage and other oil and gas wastes, into Waters of the United States. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or the state. These laws also prohibit the discharge of dredge and fill material in regulated waters, including jurisdictional wetlands, unless authorized under a permit issued by the U.S. Army Corps of Engineers ("Corps"). Federal and state regulatory agencies can impose administrative penalties, civil and criminal penalties, and take judicial action for non-compliance with discharge permits or other requirements of the federal Clean Water Act and analogous state laws and regulations. The EPA and the Corps finalized a federal rulemaking to revise the jurisdictional definition of "Waters of the United States" in June 2015. The final rule currently is stayed and not effective pending ongoing litigation. The final rule, when effective, may expand the definition of "Waters of the United States" to include certain waters, including wetlands and tributaries not currently regulated. This definition would subject certain activities in those waters to permitting under the Clean Water Act, including permitting under Section 404 of the Clean Water Act for various activities, including wetlands development. Obtaining permits has the potential to delay the development of oil and natural gas projects. These same regulatory programs may also limit the total volume of water or fill material that can be discharged, hence limiting the rate of development.

Air Emissions. The Federal Clean Air Act, and associated state laws and regulations, regulate emissions of various air pollutants through the issuance of permits, emission reporting, and the imposition of emission control requirements. Most of our facilities are now required to obtain permits before work can begin, and existing facilities are often required to incur additional capital costs in order to maintain compliance with laws and regulations. In 2012, the EPA issued new New Source Performance Standards (NSPS) and National Emission Standards for Hazardous Air Pollutants (NESHAP) specific to the oil and gas industry, including air standards for natural gas wells that are hydraulically fractured, and has issued several amendments to the NSPS rules in 2013 and 2014, respectively. In addition, the EPA has deemed carbon dioxide ("CO2") and other greenhouse gases, including methane, to be a danger to public health, which is leading to regulation of greenhouse gases in a manner similar to other pollutants. For example, the EPA proposed new regulations focused on methane emissions from the oil and gas industry in Fall 2015. A final rule is expected in 2016. The Bureau of Land Management also has proposed similar methane and gas-capture rules for oil and gas operations on federal and tribal leases. The EPA already requires reporting of greenhouse gases, such as CO2 and methane, from operations. In February 2014, Colorado expanded its oil and gas air regulations, including the adoption of the first set of fugitive methane emission control regulations in the United States and the EPA and the State of Utah currently are examining additional air quality regulations that might affect our Uinta Basin operations. In addition, the EPA has lowered the national ambient air quality standard for ozone pollution, which may require the oil and gas industry to further reduce emissions of volatile organic compounds and nitrogen oxides. Further, Colorado's ozone non-attainment status was bumped-up from "marginal" to "moderate," which triggers significant additional obligations for the State under the Clean Air Act. These state and federal regulations may increase the costs of compliance for some facilities we own or operate, and federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with air permits or other requirements of the Federal Clean Air Act and associated state laws and regulations.

Hydraulic Fracturing. Our completion operations are subject to regulation, which may increase in the short or long-term. The well completion technique known as hydraulic fracturing is used to stimulate production of natural gas and oil and has come under increased scrutiny by the environmental community, as well as local, state and federal jurisdictions. Hydraulic fracturing involves the injection of water, sand and chemical additives under pressure into prospective rock formations at depth to stimulate oil and natural gas production. We use this completion technique on substantially all of our wells to obtain commercial production.

Under the direction of Congress, the EPA has undertaken a study of the effect, if any, of hydraulic fracturing on drinking water and groundwater and released its report in 2015, finding no systematic impact on groundwater resources. In April 2015, EPA has also published proposed pre-treatment standards under the Clean Water Act for wastewater discharges from shale hydraulic fracturing operations. Congress may consider legislation to amend the Federal Safe Drinking Water Act or the Toxic Substances Control Act to require the disclosure of chemicals used by the oil and gas industry in the hydraulic fracturing process. Certain states, including Colorado, Utah and Wyoming, have already issued such disclosure rules. Several environmental groups have also petitioned the EPA to extend release reporting requirements under the Emergency Planning Community Right-to-Know Act to the oil and gas extraction industry and in 2015, EPA granted, in part, one of these petitions to add the oil and gas extraction industry to the list of industries required to report releases of certain "toxic chemicals" under the Toxic Release Inventory. In addition, the Department of the Interior finalized expanded or new regulations concerning the use of hydraulic fracturing on lands under its jurisdiction, which includes some of the lands on which we conduct or plan to conduct operations. These regulations have been stayed pending ongoing litigation. In Colorado, certain local jurisdictions have imposed moratoria or bans on hydraulic fracturing, several of which have been invalidated in court, but are now on appeal. In 2014, a citizen initiative that would have empowered local governments to ban hydraulic fracturing was certified for the November ballot. Another initiative would have imposed a statewide 2,000 foot drilling setback to homes or other occupied buildings. These initiatives were withdrawn from the ballot under an arrangement between Colorado Governor Hickenlooper and Congressman Polis, a financial supporter of these initiatives, which entailed the appointment of a Task Force to consider legislative and regulatory measures to address the concerns underlying the initiative effort. The recommendations of this Task Force and resulting rules recently finalized may impact our operations, but have not deterred additional attempts to restrict drilling or hydraulic fracturing. Several ballot initiatives have been filed for the next election cycle. Opponents of hydraulic fracturing received encouragement when New York banned the practice for the foreseeable future. Should measures restricting or banning the practice of hydraulic fracturing succeed in Colorado, the impact on the Company and the industry in general would be severe, and could force us to seek other basins in which to operate. The Company participates in industry organizations that have mobilized to combat such measures.

Climate Change. In June 2014, the U.S. Supreme Court upheld a portion of the EPA's greenhouse gas regulatory program for certain major sources in the Utility Air Regulatory Group v. EPA case. The EPA has finalized significant new rules to curb carbon emissions from power plants and other industrial activities, known as the Clean Power Plan, which in February 2016 was stayed by the U.S. Supreme Court. In addition, certain environmental groups are agitating for scaling back, or eliminating, fossil fuel extraction and use, including efforts to convince policy-makers that the majority of known oil and gas reserves must never leave the ground. These groups are mobilizing around a movement for global divestment from fossil fuel companies, which, if effective, could affect the market for our securities. In addition, in December 2015 the United States reached agreement during the United Nations climate change conference in Paris to make a 26-28% reduction in its greenhouse gas emissions by 2025 against a 2005 baseline. Potential future laws or regulations addressing greenhouse gas emissions could impact our business by limiting emissions of methane, restricting the flaring or venting of natural gas, or by reducing demand for oil or natural gas.

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

Other Regulation of the Oil and Gas Industry

Our operations are subject to other types of regulation at federal, state, local and Native American tribal levels. These types of regulation include requiring permits for the drilling of wells, bonds securing plugging, abandonment and reclamation obligations, and reports concerning our operations. Most states, and some counties, municipalities and Native American tribes also regulate one or more of the following:

•	the location of wells and surface facilities;

•	the noise, traffic and light from the location;

•	the method of drilling and casing wells;

•	the rates of production or "allowables";

•	the surface use and restoration of properties upon which wells are drilled;

•	wildlife management and protection;

•	the protection of archeological and paleontological resources;

•	the plugging and abandoning of wells; and

•	notice to, and consultation with, surface owners and other third parties.

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

Native American tribes are subject to various federal statutes and oversight by the Bureau of Indian Affairs and BLM. However, each Native American tribe is a sovereign nation and has the right to enact and enforce certain other laws and regulations entirely independent from federal, state and local statutes and regulations, as long as they do not supersede or conflict with such federal statutes. These tribal laws and regulations include various fees, taxes, requirements to employ Native American tribal members and numerous other conditions that apply to lessees, operators and contractors conducting operations within the boundaries of a Native American reservation. Further, lessees and operators within a Native American reservation are subject to the Native American tribal court system, unless there is a specific waiver of sovereign immunity by the Native American tribe allowing resolution of disputes between the Native American tribe and those lessees or operators to occur in federal or state court.

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

Employees

As of February 2, 2016, we had 139 employees of whom 93 work in our Denver office and 46 work in our field offices. We also contract for the services of independent consultants involved in land, regulatory, accounting, financial and other disciplines as needed. None of our employees are represented by labor unions or covered by any collective bargaining agreement. We believe that our relations with our employees are good.

Offices

As of December 31, 2015, we leased approximately 81,833 square feet of office space in Denver, Colorado at 1099 18th Street, where our principal offices are located. The lease for our Denver office expires in March 2019. We also own field offices in Roosevelt, Utah and Greeley, Colorado. We believe that our facilities are adequate for our current operations and that we can obtain additional leased space if needed.

Annual CEO Certification

As required by New York Stock Exchange rules, on May 20, 2015, we submitted an annual certification signed by our Chief Executive Officer certifying that he was not aware of any violation by us of New York Stock Exchange corporate governance listing standards as of the date of the certification.

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

Risks Related to the Oil and Natural Gas Industry and Our Business

Oil and gas prices are volatile and a continued decline in oil, natural gas and natural gas liquids prices can significantly affect our financial results, impede our growth and result in downward adjustments in our estimated proved oil and gas reserves.

Our revenue, profitability and cash flow depend upon the prices for oil, natural gas and NGLs. The markets for these commodities are very volatile, based on supply and demand, and even relatively modest drops in prices can significantly affect our financial results and impede our growth. Changes in oil, natural gas and NGLs prices have a significant impact on the value of our reserves and on our cash flow. Prices for oil, natural gas and NGLs may fluctuate widely in response to relatively minor changes in the supply of and demand for oil and gas, market uncertainty and a variety of additional factors that are beyond our control, such as:

•	the domestic and foreign supply of oil, natural gas and NGLs;

•	domestic and foreign governmental regulations;

•	variations between product prices at sales points and applicable index prices;

•	political and economic conditions in oil producing countries, including the Middle East and South America;

•	the ability and willingness of members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls;

•	weather conditions;

•	technological advances affecting energy consumption;

•	national and global economic conditions;

•	proximity and capacity of oil and gas pipelines, refineries and other transportation and processing facilities;

•	the price and availability of alternative fuels; and

•	the strength of the U.S. dollar compared to other currencies.

Lower oil, natural gas and NGLs prices may not only decrease our revenues on a per unit basis, but also may reduce the amount of oil, natural gas and NGLs that we can produce economically and the estimated value of future cash flows from our reserves. This may result in our having to make substantial downward adjustments to the estimated quantity and value of our proved reserves. If this occurs or if our estimates of development costs increase, production data factors change or our exploration or development results deteriorate, successful efforts accounting rules may require us to write down or impair, as a non-cash charge to earnings, the carrying value of our oil and natural gas properties. We are required to perform impairment tests on our assets whenever events or changes in circumstances lead to a reduction of the estimated useful life or estimated future cash flows that would indicate that the carrying amount may not be recoverable or whenever management's plans change with respect to those assets. We recorded impairment charges of $572.4 million in the year ended December 31, 2015 on our proved and unproved oil and gas properties, and may record similar charges in the future.

Oil prices declined severely beginning in 2014, and price decreases continued through 2015 and into 2016. Natural gas and NGL prices have experienced decreases of comparable magnitude over the same period. These decreases have increased the volatility and amplitude of the other risks facing us as described in this report and has impacted our unit price and is having an impact on our business and financial condition. If oil prices remain at current levels or lower, our planned drilling projects may become uneconomic, which could affect future drilling plans and growth rates. Low commodity prices impact our revenue, which we partially mitigate with our hedging program. Continued low commodity prices make it more challenging to hedge production at higher price levels. At December 31, 2015, we had hedged a total of 3,161,850 barrels of oil for 2016 and 2017 and 1,830,000 MMbtu of natural gas for 2016. These hedges may be inadequate to protect us from continuing and prolonged declines in oil and natural gas prices, and we currently have less production covered by hedges than we have had in recent periods. To the extent that oil and natural gas prices remain at current levels or decline further, we will not be able to hedge future production at the same pricing level as our current hedges and this would negatively impact our results of operations and financial condition.

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

Drilling for oil, natural gas and NGLs may involve unprofitable efforts, not only from dry wells but also from wells that are productive but do not produce sufficient commercial quantities to cover the drilling, operating and other costs. In addition, even a commercial well may have production that is less, or costs that are greater than, we projected. The cost of drilling, completing and operating a well is often uncertain, and many factors can adversely affect the economics of a well or property. Drilling operations may be curtailed, delayed or canceled as a result of unexpected drilling conditions, equipment failures or accidents, shortages of equipment or personnel, environmental issues and for other reasons. We rely to a significant extent on seismic data and other advanced technologies in identifying unproved property prospects and in conducting our exploration activities. The seismic data and other technologies we use do not allow us to know conclusively, prior to acquisition of unproved property or drilling a well, whether oil, natural gas or NGLs are present or may be produced economically. The use of seismic data and other technologies also requires greater pre-drilling expenditures than traditional drilling strategies. Drilling results in our plays may be more uncertain than in other plays that are more mature and have longer established drilling and production histories, and we can provide no assurance that drilling and completion techniques that have proven to be successful in other formations to maximize recoveries will be ultimately successful when used in our prospects. As a result, we may incur future dry hole costs and or impairment charges due to any of these factors.

Substantially all of our producing properties are located in the Rocky Mountain region, making us vulnerable to risks associated with operating in one major geographic area.

Our operations are focused on the Rockies, which means our current producing properties and new drilling opportunities are geographically concentrated in that area. Because our operations are not as diversified geographically as many of our competitors, the success of our operations and our profitability may be disproportionately exposed to the effect of any regional events, including fluctuations in prices of oil, natural gas and NGLs produced from the wells in the region, natural disasters, restrictive governmental regulations, transportation capacity constraints, weather, curtailment of production or interruption of transportation and processing, and any resulting delays or interruptions of production from existing or planned new wells.

We are subject to complex federal, state, tribal, local and other laws and regulations that could adversely affect the cost, manner or feasibility of doing business and the recording of proved reserves.

Our exploration, development, production and marketing operations are subject to extensive environmental regulation at the federal, state and local levels including those governing emissions to air, wastewater discharges, hazardous and solid wastes, remediation of contaminated soil and groundwater, protection of surface and groundwater, land reclamation and preservation of natural resources. In addition, a portion of our leases in the Uinta Basin are regulated by tribal authorities. Under these laws and regulations, we could be held liable for personal injuries, property damage (including site clean-up and restoration costs) and other damages. Failure to comply with these laws and regulations may also result in the suspension or termination of our operations and subject us to administrative, civil, and criminal penalties, including the assessment of natural resource damages. Environmental and other governmental laws and regulations also increase the costs to plan, permit, design, drill, install, operate and abandon oil and natural gas wells and related facilities. Moreover, public interest in environmental protection has increased in recent years, and environmental organizations have opposed, with some success, certain drilling projects, leading to delays.

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

We are not insured against all risks. Losses and liabilities arising from uninsured or under-insured events could materially and adversely affect our business, financial condition or results of operations. Our oil and natural gas exploration and production activities, including well stimulation and completion activities such as hydraulic fracturing, are subject to all of the operating risks associated with drilling for and producing oil and natural gas, including the possibility of:

•	environmental hazards, such as uncontrollable flows of oil, natural gas, brine, well fluids, toxic gas or other pollution into the environment, including groundwater contamination;

•	abnormally pressured or structured formations;

•	mechanical difficulties, such as stuck oilfield drilling and service tools and casing collapse;

•	fires, explosions and ruptures of pipelines;

•	personal injuries and death; and

•	natural disasters.

Any of these risks could adversely affect our ability to conduct operations or result in substantial losses to us as a result of:

•	injury or loss of life;

•	damage to and destruction of property and equipment;

•	damage to natural resources due to underground migration of hydraulic fracturing fluids or other fluids or gases;

•	pollution and other environmental damage, including spillage or mishandling of recovered hydrocarbons, hydraulic fracturing fluids and produced water;

•	regulatory investigations and penalties;

•	suspension of our operations; and

•	repair and remediation costs.

We have elected, and may in the future elect, not to obtain insurance if we believe that the cost of available insurance is excessive relative to the risks presented. For example, we do not carry business interruption insurance for these reasons. In addition, pollution and environmental risks generally are not fully insurable. Further, we could be unaware of a pollution event when it occurs and therefore be unable to report the event within the time period required under the relevant policy. The occurrence of an event that is not covered or not fully covered by insurance could have a material adverse effect on our production, revenues and results of operations and overall financial condition.

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

If our revenues or the borrowing base under our credit facility decreases as a result of lower oil, natural gas and NGLs prices, operating difficulties, declines in reserves or for any other reason, we may have limited ability to obtain the capital necessary to sustain our operations at current or planned levels. We may, from time to time, need to seek additional financing. Our credit facility and senior note indentures place certain restrictions on our ability to obtain new financing. There can be no assurance as to the availability or terms of any additional financing. Recent commodity price decreases have made it substantially more difficult for us and other industry participants to raise capital, and will likely have an adverse effect on our borrowing base.

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

The willingness and ability of our lenders to fund their lending obligations under our revolving credit facility may be limited, which would affect our ability to fund our operations.

Our revolving credit facility has commitments from 13 lenders. If credit markets become turbulent as a result of an economic downturn, delayed economic recovery, lower commodity prices or other factors, our lenders may become more restrictive in their lending practices or may be unwilling or unable to fund their commitments, which would limit our access to capital to fund our capital expenditures, operations or meet other obligations. This would limit our ability to generate revenues as well as limit our projected production and reserves growth, leading to declining production and potentially losses.

A U.S. and global economic downturn could have a material adverse effect on our business and operations.

Any or all of the following may occur if, as a result of a crisis in the global financial and securities markets, a deterioration in national or global growth prospects or other factors, an economic downturn occurs:

•
The economic slowdown could lead to lower demand for oil and natural gas by individuals and industries, which in turn could result in lower prices for the oil and natural gas sold by us, lower revenues and possibly losses. Significant recent commodity price declines have been caused in part by concerns about future global economic growth. This factor has been exacerbated by increases in oil and gas supply resulting from increases in U.S. oil and gas production.

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

•
Our credit facility bears floating interest rates based on the London Interbank Offer Rate ("LIBOR"). As banks were reluctant to lend to each other to avoid risk, LIBOR increased to unprecedented spread levels in 2008. Such increases caused and may in the future cause higher interest expense for unhedged levels of LIBOR-based borrowings.

•
Our credit facility requires the lenders to redetermine our borrowing base semi-annually. The redeterminations are based on our proved reserves and hedge position based on price assumptions that our lenders require us to use to calculate reserves pursuant to the credit facility. The lenders could reduce their price assumptions used to determine reserves for calculating our borrowing base due to lower commodities and futures prices and our borrowing base could be reduced. This would reduce our funds available to borrow. In addition, the lenders can request an interim redetermination during each six month period which could reduce the funds available to borrow under our credit facility.

•
Bankruptcies of financial institutions or illiquidity of money market funds may limit or delay our access to our cash and cash equivalent deposits, causing us to lose some or all of those funds or to incur additional costs to borrow funds needed on a short-term basis that were previously funded from our money market deposits.

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

At December 31, 2015, approximately 52% of our estimated proved reserves (by volume) were undeveloped. These reserve estimates reflected our plans to make significant capital expenditures to convert our PUDs into proved developed reserves, including approximately $619.3 million during the five years ending December 31, 2020. The estimated development costs may not be accurate, development may not occur as scheduled and results may not be as estimated. If we choose not to develop PUDs, or if we are not otherwise able to successfully develop them, we will be required to remove the associated volumes from our reported proved reserves. In addition, under the SEC's reserve reporting rules, PUDs generally may be booked only if they relate to wells scheduled to be drilled within five years of the date of booking, and we may therefore be required to downgrade to probable or possible any PUDs that are not developed within this five-year time frame.

Unless we replace our oil, natural gas and NGLs reserves, our reserves and production will decline, which would adversely affect our business, financial condition and results of operations.

Producing oil, natural gas and NGL reservoirs generally are characterized by declining production rates that vary depending upon reservoir characteristics and other factors. The rate of decline will change if production from our existing wells declines in a different manner than we have estimated and can change under other circumstances. Thus, our future oil, natural gas and NGL reserves and production, and therefore our cash flow and income are highly dependent upon our success in efficiently developing and exploiting our current reserves and economically finding or acquiring additional recoverable reserves. We may not be able to develop, find or acquire additional reserves to replace our current and future production at acceptable costs.

Properties that we buy may not produce as projected and we may be unable to determine reserve potential, identify liabilities associated with the properties or obtain protection from sellers.

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

To achieve a more predictable cash flow and to reduce our exposure to adverse fluctuations in the prices of commodities, we currently, and will likely in the future, enter into hedging arrangements for a portion of our production revenues. Hedging arrangements for a portion of our production revenues expose us to the risk of financial loss in some circumstances, including when:

•	there is a change in the expected differential between the underlying price in the hedging agreement and actual prices received;

•	our production is less than we expect;

•	there is a change in the mark to market value of our derivatives; or

•	the counterparty to the hedging contract defaults on its contractual obligations.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank") was signed into law in July 2010. Dodd-Frank regulates derivative transactions, including our commodity derivative swaps. We expect that Dodd-Frank and its implementing regulations will increase the cost to hedge as a result of fewer counterparties being in the market and the pass-through of increased capital costs of bank subsidiaries. The imposition of margin requirements or other restrictions on our hedging activities could make hedging more expensive or impracticable. A reduction in our ability to enter into hedging transactions would expose us to additional risks related to commodity price volatility and impair our ability to have certainty with respect to a portion of our cash flow, which could lead to decreases in capital spending and, therefore, decreases in future production and reserves.

The inability of one or more of our customers to meet their obligations may adversely affect our financial results.

Substantially all of our accounts receivable result from oil, natural gas and NGLs sales or joint interest billings to third parties in the energy industry. This concentration of customers and joint interest owners may impact our overall credit risk in that these entities may be similarly affected by changes in economic and other conditions. In addition, our oil, natural gas and NGLs hedging arrangements expose us to credit risk in the event of nonperformance by counterparties. An economic downturn, and/or an extended period of low commodity prices would increase these risks.

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

As an oil and natural gas producer, we face various security threats, including cyber-security threats to gain unauthorized access to sensitive information, acquire cash or other assets through theft or fraud or render data or systems unusable, threats to the safety of our employees, threats to the security of our facilities and infrastructure or third party facilities and infrastructure, such as processing plants and pipelines, and threats from terrorist acts. Cyber-security attacks in particular are evolving and include but are not limited to, malicious software, attempts to gain unauthorized access to data, and other electronic security breaches that could lead to disruptions in critical systems, unauthorized release of confidential or otherwise protected information, corruption of data or misappropriation of assets. There can be no assurance that the procedures and controls we use to monitor and mitigate these risks will be sufficient in preventing security threats from materializing. If any of these events were to materialize, they could lead to losses of sensitive information, assets, critical infrastructure, personnel or capabilities, essential to our operations and could have a material adverse effect on our reputation, financial position, results of operations, or cash flows.

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

Delaware corporate law and our current certificate of incorporation and bylaws contain provisions that could delay, defer or prevent a change in control of us or our management. These provisions include:

•	giving the board the exclusive right to fill all board vacancies;

•	requiring special meetings of stockholders to be called only by the board;

•	requiring advance notice for stockholder proposals and director nominations;

•	prohibiting stockholder action by written consent;

•	prohibiting cumulative voting in the election of directors; and

•	allowing for authorized but unissued common and preferred shares.

These provisions also could discourage proxy contests and make it more difficult for our stockholders to elect directors and take other corporate actions that are opposed by our board. As a result, these provisions could make it more difficult for a third party to acquire us, even if doing so would benefit our stockholders, and this may limit the price that investors are willing to pay in the future for shares of our common stock.

Risks Related to our Senior Notes, Convertible Notes, Lease Financing Obligations and Amended Credit Facility

We may not be able to generate enough cash flow to meet our debt obligations, including our obligations and commitments under our senior notes, our convertible senior notes, our lease financing obligations and our revolving credit facility.

We expect our earnings and cash flow could vary significantly from year to year due to the cyclical nature of our industry. As a result, the amount of debt that we can manage in some periods may not be appropriate for us in other periods. In addition, our future cash flow may be insufficient to meet our debt obligations and commitments, including our 5% Convertible Senior Notes due 2028 ("Convertible Notes"), our 7.625% Senior Notes due 2019 ("7.625% Senior Notes"), our 7.0% Senior Notes due 2022 ("7.0% Senior Notes"), our lease financing obligations, and our Amended Credit Facility. Any insufficiency could negatively impact our business. A range of economic, competitive, business, and industry factors will affect our future financial performance, and, as a result, our ability to generate cash flow from operations and to repay our debt. Many of these factors, such as oil and gas prices, economic and financial conditions in our industry and the global economy or competitive initiatives of our competitors, are beyond our control. In particular, these risks have been significantly exacerbated by continuing weakness in commodity prices.

As of December 31, 2015, the total outstanding principal amount of our indebtedness was approximately $803.8 million, and we had approximately $349.0 million in additional borrowing capacity under our Amended Credit Facility, which, if borrowed, would be secured debt effectively senior to the Senior Notes and Convertible Notes to the extent of the value of the collateral securing that indebtedness. The borrowing base is dependent on our proved reserves and was, as of December 31, 2015, $375.0 million based on our June 30, 2015 proved reserves and hedge position. Our borrowing capacity is reduced by a $26.0 million letter of credit. As of December 31, 2015, we had no amounts outstanding under our Amended Credit Facility.

The borrowing base is set at the sole discretion of the lenders. Our next scheduled borrowing base redetermination is scheduled on or about April 1, 2016 based on proved reserves as of December 31, 2015 at updated bank price decks and hedge position. However, in the event of lower capital investment in our properties due to a sustained cycle of low commodity prices, we could see lower quantities of proved developed reserves which would, in combination with lower oil and gas commodity pricing, lead to lower borrowing bases.

If we do not generate enough cash flow from operations to satisfy our debt obligations, we may have to undertake one or more alternative financing plans, such as:

•	refinancing or restructuring our debt;

•	selling assets;

•	reducing or delaying capital investments; or

•	seeking to raise additional capital.

However, any alternative financing plans that we undertake, if necessary, may not be completed in a timely manner or at all, and even if completed may not allow us to meet our debt obligations. Our inability to generate sufficient cash flow to satisfy our debt obligations, including our obligations under the notes, or to obtain alternative financing, could materially and adversely affect our business, financial condition, results of operations and prospects.

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

The Amended Credit Facility also contains certain financial covenants. We are currently in compliance with all financial covenants and have complied with all financial covenants since issuance. We expect to be in compliance with all financial covenants based on the 2016 budget. However, if commodity prices continue at current levels or lower, EBITDAX will be significantly reduced, which is a critical underpinning of our required financial covenants. If this were to occur, it will make it necessary for us to negotiate an amendment to one or more of these financial covenants.

In addition, if we fail to comply with the covenants or other terms of any agreements governing our debt, our lenders and holders of our convertible notes and our senior notes may have the right to accelerate the maturity of that debt and foreclose upon the collateral, if any, securing that debt. Realization of any of these factors could adversely affect our financial condition. In September 2015, we obtained an amendment to the Amended Credit Facility that replaced our debt-to-EBITDAX covenant in the facility for a limited period of time. Through March 31, 2018, the covenants are secured debt-to-EBITDAX and EBITDAX-to-interest. There can be no assurance that we will be able to obtain similar amendments, or waivers of covenant breaches, in the future if needed.

We may not be able to meet future debt obligations or debt service costs on our outstanding debt instruments in the event of a sustained down cycle in commodity prices.

Volatile oil, natural gas and NGLs prices can have a significant effect on our revenue, profitability and cash flows from operations. Even relatively modest declines in prices can significantly affect our financial results and impede our ability to meet existing debt obligations undertaken to finance the substantial capital required to successfully explore and produce economically viable oil and natural gas properties. Sustained low commodity prices of the nature we are currently experiencing may not allow us to generate sufficient cash flows to cover debt obligations in the future (our principal debt obligations become due starting in 2019) and/or debt service charges in the near term.

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

Our Amended Credit Facility limits the amounts we can borrow up to a borrowing base amount, which the lenders, in their sole discretion, determine based upon projected revenues from the oil and natural gas properties securing our loan and their evaluation of business conditions. The lenders can unilaterally adjust the borrowing base and the borrowings permitted to be outstanding under our Amended Credit Facility. Any increase in the borrowing base requires the consent of the lenders holding 98% of the commitments. If the required lenders do not agree on an increase, then the borrowing base will be the lowest borrowing base acceptable to the required number of lenders. Outstanding borrowings in excess of the borrowing base must be repaid immediately or we must pledge other oil and natural gas properties as additional collateral. We do not currently have any substantial unpledged properties, and we may not have the financial resources in the future to make mandatory principal prepayments required under the Amended Credit Facility.

A breach of any covenant in our Amended Credit Facility or the agreements and indentures governing our other indebtedness would result in a default under that agreement or indenture after any applicable grace periods. A default, if not waived, could result in acceleration of the debt outstanding under the agreement and in a default with respect to, and an acceleration of, the debt outstanding under other debt agreements. The accelerated debt would become immediately due and payable. If that occurs, we may not be able to make all of the required payments or borrow sufficient funds to refinance such debt or take other actions to pay accelerated debt. Even if new financing were available at that time, it may not be on terms that are acceptable to us. A breach of any covenant would also limit the funds available under our Amended Credit Facility.

Risks Related to Tax

We may incur more taxes if certain federal income tax deductions currently available with respect to oil and natural gas exploration and development are eliminated as a result of future legislation or if additional taxes are imposed on us.

The Administration of President Obama and the Democratic party in general has proposed eliminating certain key U.S. federal income tax deductions and credits currently available to oil and natural gas exploration and production companies. These changes include, but are not limited to:

•	the repeal of the percentage depletion allowance for oil, natural gas and NGL properties;

•	the elimination of current deductions for intangible drilling and development costs;

•	the elimination of the deduction for certain U.S. production activities; and

•	an extension of the amortization period for certain geological and geophysical expenditures.

In addition, the President has recently proposed a new tax on energy companies of $10.25 per barrel of oil. It is unclear whether any of the foregoing changes will be enacted or how soon any such changes could become effective. Any such change could negatively impact our financial condition and results of operations by increasing the costs we incur, which in turn could make it uneconomic to drill some prospects if commodity prices are not sufficiently high, resulting in lower revenues and decreases in production and reserves.

Our utilization of net operating loss carryforwards may be limited based on current Internal Revenue Code restrictions

The Company has significant net operating loss ("NOL") carryforwards. Subject to certain limitations and applicable expiration dates, these tax attributes can be carried forward to reduce the Company's federal income tax liability for future periods. Under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), the Company's NOL carryforwards would become subject to the "section 382 limitation" if the Company were to experience an "ownership change." For this purpose, the term "ownership change" refers to an increase in ownership of at least 50% of the Company's shares by certain groups of shareholders during any three-year period, as determined under certain conventions. As of December 31, 2015, the Company believes it has not experienced an ownership change under Section 382.

If the Company were to undergo an ownership change at any time under Section 382 of the Code, the Company's NOL carryforwards could only be used to offset an amount of income equal to the "section 382 limitation" in each taxable year. Any NOL carryforwards that could not be used as a result of the section 382 limitation would carry forward to future years, still subject to the same section 382 limitation, unless and until they expire unused. The Company's "section 382 limitation" would generally equal the fair market value of the Company's outstanding equity (as of the date of the ownership change) multiplied by a certain interest rate (as of the date of the ownership change) published monthly by the U.S. Treasury Department and known as the "long-term tax exempt rate."

The Company expects to have sufficient income to utilize its alternative minimum tax credit, which may be carried forward indefinitely.

In addition, if an ownership change were to incur in the future, the Company could be required to write off a significant portion of the deferred tax asset related to our NOL carryforwards in accordance with GAAP.

Item 1B. Unresolved Staff Comments.

None.

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

We have received an EPA "Section 114" mandatory information directive, usually a precursor to an enforcement proceeding. We have also received parallel "compliance advisories" from the Colorado Department of Public Health and Environment.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market For Registrant's Common Equity

Our common stock is listed on the New York Stock Exchange under the symbol "BBG".

The range of high and low sales prices for our common stock for the two most recent fiscal years as reported by the New York Stock Exchange was as follows:

	High	Low
2015
First Quarter	$13.36	$7.90
Second Quarter	11.72	7.44
Third Quarter	8.64	2.75
Fourth Quarter	7.04	3.30
2014
First Quarter	$29.73	$21.85
Second Quarter	29.35	21.50
Third Quarter	27.39	20.59
Fourth Quarter	22.51	7.54

On February 2, 2016, the closing sales price for our common stock as reported by the NYSE was $3.30 per share.

Holders. On February 2, 2016, the number of holders of record of our common stock was 106.

Dividends. We have not paid any cash dividends since our inception. Because we anticipate that all earnings will be retained for the development of our business and our debt agreements limit the payment of cash dividends, we do not expect that any cash dividends will be paid on our common stock for the foreseeable future.

Unregistered Sales of Securities. There were no sales of unregistered equity securities during the year ended December 31, 2015.

Issuer Purchases of Equity Securities. The following table contains information about our acquisitions of equity securities during the three months ended December 31, 2015:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
October 1 - 31, 2015	679	$5.14	0	0
November 1 - 30, 2015	10,043	$6.27	0	0
December 1 - 31, 2015	1,558	$4.38	0	0
Total	12,280	$5.96	0	0

(1)	Represents shares withheld from employees to satisfy tax withholding obligations in connection with the vesting of shares of restricted common stock issued pursuant to our employee incentive plans.

Stockholder Return Performance Presentation

As required by applicable rules of the SEC, the performance graph shown below was prepared based upon the following assumptions:

1.
$100 was invested in our common stock on December 31, 2010, and $100 was invested in each of the Standard & Poors MidCap 400 Index-Energy Sector and the Standard & Poors 500 Index at the closing price on December 31, 2010.

2.	Dividends are reinvested on the ex-dividend dates.

	December 31, 2010	December 31, 2011	December 31, 2012	December 31, 2013	December 31, 2014	December 31, 2015
BBG	$100	$83	$43	$66	$28	$10
S&P MidCap 400- Energy	100	90	88	111	82	54
S&P 500	100	100	113	147	164	163

Item 6. Selected Financial Data.

The following table presents our selected historical financial data for the years ended December 31, 2015, 2014, 2013, 2012 and 2011. Future results may differ substantially from historical results because of changes in oil and gas prices, production increases or declines, properties acquired or sold and other factors. This information should be read in conjunction with the consolidated financial statements and notes thereto and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" presented elsewhere in this Annual Report on Form 10-K.

Selected Historical Financial Information

The consolidated statement of operations information for the years ended December 31, 2015, 2014 and 2013 and the balance sheet information as of December 31, 2015 and 2014 are derived from our audited consolidated financial statements included elsewhere in this report. The consolidated statement of operations information for the years ended December 31, 2012 and 2011 and the balance sheet information at December 31, 2013, 2012 and 2011 are derived from audited consolidated financial statements that are not included in this report. The information in this table should be read in conjunction with the consolidated financial statements and accompanying notes and other financial data included herein.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except per share data)
Statement of Operations Data:
Operating and Other Revenues:
Oil, gas and NGL production (1)	$204,537	$464,137	$565,555	$700,639	$780,751
Other	3,355	8,154	2,538	(444)	4,873
Total operating and other revenues	207,892	472,291	568,093	700,195	785,624
Operating Expenses:
Lease operating expense	42,753	60,308	70,217	72,734	56,603
Gathering, transportation and processing expense	3,482	35,437	67,269	106,548	93,423
Production tax expense	12,197	31,333	27,172	25,513	37,498
Exploration expense	153	453	337	8,814	3,645
Impairment, dry hole costs and abandonment expense	575,310	46,881	238,398	67,869	117,599
(Gain) loss on divestitures	1,745	100,407	—	—	—
Depreciation, depletion and amortization expense	205,275	235,805	279,775	326,842	288,421
Unused commitments	19,099	4,434	—	—	—
General and administrative expense (2)	43,050	41,981	49,069	52,222	47,744
Long-term cash and equity incentive compensation (2)	10,840	11,380	15,833	16,444	19,036
Total operating expenses	913,904	568,419	748,070	676,986	663,969
Operating Income (Loss)	(706,012)	(96,128)	(179,977)	23,209	121,655
Other Income and Expense:
Interest income and other income (expense)	565	1,294	1,646	155	(397)
Interest expense	(65,305)	(69,623)	(88,507)	(95,506)	(58,616)
Commodity derivative gain (loss)	104,147	197,447	(23,068)	72,759	(14,263)
Gain (loss) on extinguishment of debt	1,749	—	(21,460)	1,601	—
Total other income and expense	41,156	129,118	(131,389)	(20,991)	(73,276)
Income (Loss) before Income Taxes	(664,856)	32,990	(311,366)	2,218	48,379
(Provision for) Benefit from Income Taxes	177,085	(17,909)	118,633	(1,636)	(17,672)
Net Income (Loss)	$(487,771)	$15,081	$(192,733)	$582	$30,707
Net Income (Loss) per Common Share:
Basic	$(10.10)	$0.31	$(4.06)	$0.01	$0.66
Diluted	$(10.10)	$0.31	$(4.06)	$0.01	$0.65
Weighted average common shares outstanding, basic	48,303.3	48,010.7	47,496.9	47,194.7	46,535.6
Weighted average common shares outstanding, diluted	48,303.3	48,435.7	47,496.9	47,354.0	47,236.7

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Selected Cash Flow and Other Financial Data:
Net income (loss)	$(487,771)	$15,081	$(192,733)	$582	$30,707
Depreciation, depletion, impairment and amortization	777,713	275,988	506,326	364,190	388,699
Other non-cash items	(83,760)	(59,970)	(32,600)	29,281	55,102
Change in assets and liabilities	(12,504)	30,618	(15,728)	(5,617)	4,840
Net cash provided by operating activities	$193,678	$261,717	$265,265	$388,436	$479,348
Capital expenditures (3)(4)(5)	$287,411	$569,312	$474,031	$962,573	$987,341

(1)
The oil, gas and NGL production revenue decrease reflects the decrease in revenues due to the divestitures outlined in Note 4 to the Consolidated Financial Statements and the decrease in commodity price. In addition, oil, gas and NGL production revenues include the effects of cash flow hedging transactions for the years ended December 31, 2014, 2013, 2012 and 2011. We discontinued hedge accounting effective January 1, 2012. All accumulated gains or losses related to the discontinued cash flow hedges were recorded in accumulated other comprehensive income ("AOCI") effective January 1, 2012 and remained in AOCI until the underlying transaction occurred. As the underlying transaction occurred, these gains or losses were reclassified from AOCI into oil and gas production revenues.

(2)
Long-term cash and equity incentive compensation expense is presented herein as a separate line item but is combined with general and administrative expense in the Consolidated Statements of Operations for a total of $53.9 million, $53.4 million, $64.9 million, $68.7 million and $66.8 million for the years ended December 31, 2015, 2014, 2013, 2012 and 2011, respectively. This separate presentation is a non-GAAP measure. Management believes the separate presentation of long-term cash and equity incentive compensation from general and administrative expense allows for a more accurate comparison to our peers, which may have higher or lower expenses associated with cash performance compensation programs and stock-based grants.

(3)
Excludes future reclamation liabilities of negative $7.5 million, negative $8.6 million, negative $6.6 million, $7.5 million and $12.1 million for the years ended December 31, 2015, 2014, 2013, 2012 and 2011, respectively, and includes exploration, dry hole and abandonment costs, which are expensed under successful efforts accounting, of $3.0 million, $7.2 million, $12.2 million, $39.3 million and $21.0 million for the years ended December 31, 2015, 2014, 2013, 2012 and 2011, respectively. Also includes furniture, fixtures and equipment costs of $1.3 million, $3.7 million, $1.3 million, $6.9 million and $8.9 million for the years ended December 31, 2015, 2014, 2013, 2012 and 2011, respectively.

(4)
Not deducted from the amount are $123.3 million, $555.4 million, $306.3 million, $325.3 million and $2.0 million of proceeds received principally from the sale of interests in oil and gas properties during the years ended December 31, 2015, 2014, 2013, 2012 and 2011, respectively.

(5)	Capital expenditures for the year ended December 31, 2014 exclude $79.0 million related to property acquired through property exchanges.

	As of December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$128,836	$165,904	$54,595	$79,445	$57,331
Other current assets	145,481	260,201	102,652	148,894	189,012
Oil and natural gas properties, net of accumulated depreciation, depletion, amortization and impairment	1,160,898	1,730,172	2,184,183	2,584,979	2,383,196
Other property and equipment, net of depreciation	9,786	13,715	18,313	26,358	23,568
Oil and natural gas properties held for sale, net of accumulated depreciation, depletion, amortization and impairment	—	9,234	—	—	—
Other assets	70,228	65,258	21,770	29,773	34,823
Total assets	$1,515,229	$2,244,484	$2,381,513	$2,869,449	$2,687,930
Current liabilities	$145,231	$264,687	$192,719	$213,133	$233,198
Long-term debt	803,361	803,222	979,082	1,156,654	882,240
Other long-term liabilities	17,221	147,087	203,994	316,887	353,654
Stockholders' equity	549,416	1,029,488	1,005,718	1,182,775	1,218,838
Total liabilities and stockholders' equity	$1,515,229	$2,244,484	$2,381,513	$2,869,449	$2,687,930

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

Oil prices declined severely beginning in 2014, and price decreases continued through 2015 and into 2016. Natural gas and NGL prices have experienced decreases of comparable magnitude over the same period. These decreases have increased the volatility and amplitude of the other risks facing us as described in this report and have impacted our average realized unit price and are having an impact on our business and financial condition. Commodity prices are inherently volatile and are influenced by many factors outside of our control. Our activities and capital budget maintain flexibility using what we believe to be conservative sales price assumptions and our existing hedge position. If commodity prices continue at current levels or lower, our capital availability, liquidity and profitability are likely to be adversely affected as current hedges are realized in 2016 and 2017.

As we go through 2016, our priority remains ensuring ample liquidity and protecting the strength of our balance sheet, and we will adjust our development plans as necessary to this end. We remain in close contact with the banks in our credit facility and are evaluating the increased risk that lenders may seek to reduce our borrowing base due to their exposure to the energy industry or for other reasons. Further, we continue to monitor debt, equity and hedging markets for opportunities to strengthen our liquidity position.

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

Because of our growth through acquisitions and, more recently, development of our properties and sales of properties in 2013, 2014 and 2015, our historical results of operations and period-to-period comparisons of these results and certain financial data may not be meaningful. In addition, past results are not indicative of future results.

The following table summarizes the estimated net proved reserves and related Standardized Measure for the years indicated. The Standardized Measure is not intended to represent the current market value of our estimated oil and natural gas reserves.

	Year Ended December 31,
	2015	2014	2013
Estimated net proved reserves (MMBoe)	83.7	122.3	197.0
Standardized measure (1) (in millions)	$327.6	$1,169.6	$1,377.5

(1)
December 31, 2015 reserves were based on average prices of $50.28 WTI per Bbl of oil, $2.59 Henry Hub per Mcf of natural gas and $20.37 per Bbl of NGLs. December 31, 2014 reserves were based on average prices of $94.99 WTI for oil, $4.35 Henry Hub for natural gas and $39.65 for NGLs. December 31, 2013 reserves were based on average prices of $96.91 WTI for oil, $3.67 Henry Hub for natural gas and $39.75 NGLs.

The following table summarizes the average sales prices received for oil, natural gas and NGLs, before the effects of hedging contracts, for the years indicated:

	Year Ended December 31,
	2015	2014	2013
Oil (per Bbl)	$40.06	$77.92	$82.61
Natural gas (per Mcf)	2.23	4.78	3.96
NGLs (per Bbl)	12.16	31.55	27.02

The following table summarizes the average sales prices received for oil, natural gas and NGLs, after the effects of hedging contracts, for the years indicated:

	Year Ended December 31,
	2015	2014	2013
Oil (per Bbl)	$78.19	$79.51	$82.38
Natural gas (per Mcf)	3.75	4.45	4.16
NGLs (per Bbl)	12.16	31.51	28.31

Commodity prices are inherently volatile and are influenced by many factors outside of our control. We plan our activities and capital budget using what we believe to be conservative sales price assumptions and our existing hedge position. We currently have hedged 2,478,600 barrels of oil and 1,830,000 MMbtu of natural gas or approximately 50% of our expected 2016 production and 683,250 barrels of oil for our 2017 production at price levels that provide some economic certainty to our cash flows. We focus our efforts on increasing oil, natural gas and NGLs reserves and production while controlling costs at a level that is appropriate for long-term operations. Our future earnings and cash flows are dependent on our ability to manage our revenues and overall cost structure to a level that allows for profitable production.

Results of Operations

Year Ended December 31, 2015 Compared with Year Ended December 31, 2014

The following table sets forth selected operating data for the periods indicated:

	Year Ended December 31,		Increase (Decrease)
	2015	2014	Amount	Percent
	($ in thousands, except per unit data)
Operating Results:
Operating and Other Revenues
Oil, gas and NGL production (1)	$204,537	$464,137	$(259,600)	(56)%
Other	3,355	8,154	(4,799)	(59)%
Total operating and other revenues	$207,892	$472,291	$(264,399)	(56)%
Operating Expenses
Lease operating expense	$42,753	$60,308	$(17,555)	(29)%
Gathering, transportation and processing expense (2)	3,482	35,437	(31,955)	*nm
Production tax expense	12,197	31,333	(19,136)	(61)%
Exploration expense	153	453	(300)	(66)%
Impairment, dry hole costs and abandonment expense	575,310	46,881	528,429	*nm
(Gain) loss on divestitures	1,745	100,407	(98,662)	(98)%
Depreciation, depletion and amortization	205,275	235,805	(30,530)	(13)%
Unused commitments (2)	19,099	4,434	14,665	*nm
General and administrative expense (3)	43,050	41,981	1,069	3%
Long-term cash and equity incentive compensation (3)	10,840	11,380	(540)	(5)%
Total operating expenses	$913,904	$568,419	$345,485	61%
Production Data:
Oil (MBbls)	4,401	4,012	389	10%
Natural gas (MMcf)	7,764	21,744	(13,980)	(64)%
NGLs (MBbls)	898	1,476	(578)	(39)%
Combined volumes (MBoe)	6,593	9,112	(2,519)	(28)%
Daily combined volumes (Boe/d)	18,063	24,964	(6,901)	(28)%
Average Realized Prices before Hedging:
Oil (per Bbl)	$40.06	$77.92	$(37.86)	(49)%
Natural gas (per Mcf)	2.23	4.78	(2.55)	(53)%
NGLs (per Bbl)	12.16	31.55	(19.39)	(61)%
Combined (per Boe)	31.02	50.82	(19.80)	(39)%
Average Realized Prices with Hedging:
Oil (per Bbl)	$78.19	$79.51	$(1.32)	(2)%
Natural gas (per Mcf)	3.75	4.45	(0.70)	(16)%
NGLs (per Bbl)	12.16	31.51	(19.35)	(61)%
Combined (per Boe)	58.27	50.73	7.54	15%
Average Costs (per Boe):
Lease operating expense	$6.48	$6.62	$(0.14)	(2)%
Gathering, transportation and processing expense (2)	0.53	3.89	(3.36)	(86)%
Production tax expense	1.85	3.44	(1.59)	(46)%
Depreciation, depletion and amortization	31.14	25.88	5.26	20%
General and administrative expense (4)	6.53	4.61	1.92	42%

*	Not meaningful.

(1)
See the below production revenues and volumes of "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information related to revenue and production.

(2)
During March 2010, we entered into two firm natural gas pipeline transportation contracts to provide a guaranteed outlet for production from the West Tavaputs area of the Uinta Basin and the Gibson Gulch area of the Piceance Basin. These transportation contracts were not included in the sales of these assets in December 2013 and September 2014, respectively. Both firm transportation contracts require the pipeline to provide transportation capacity and require us to pay transportation charges regardless of the amount of pipeline capacity utilized and expire July 31, 2021. Beginning October

1, 2014, and as a result of the previous divestitures of the associated gas assets, these transportation costs were excluded from gathering, transportation and processing expense and included in unused commitments expense in the Consolidated Statements of Operations.

(3)
Long-term cash and equity incentive compensation is presented herein as a separate line item but is combined with general and administrative expense for a total of $53.9 million and $53.4 million for the years ended December 31, 2015 and 2014, respectively, in the Consolidated Statements of Operations. This separate presentation is a non-GAAP measure. Management believes the separate presentation of long-term cash and equity incentive compensation from general and administrative expense allows for a more accurate comparison to our peers, which may have higher or lower expense associated with cash performance compensation programs and stock-based grants.

(4)
Excludes long-term cash and equity incentive compensation as described in Note 3 above. This presentation is a non-GAAP measure. Average costs per Boe for general and administrative expense, including long-term cash and equity incentive compensation expense, as presented in the Consolidated Statements of Operations, were $8.17 and $5.86 for the years ended December 31, 2015 and 2014, respectively.

Production Revenues and Volumes. Production revenues decreased to $204.5 million for the year ended December 31, 2015 from $464.1 million for the year ended December 31, 2014. The decrease in production revenues was due to a 28% decrease in production volumes and a 39% decrease in the average realized prices per Boe before hedging. The decrease in production volumes reduced production revenues by approximately $78.2 million, while the decrease in average prices decreased production revenues by approximately $181.4 million.

Total production volumes of 6.6 MMBoe for the year ended December 31, 2015 decreased from 9.1 MMBoe for the year ended December 31, 2014. The decrease is primarily related to the Piceance Divestiture and Powder River Oil Divestitures, along with a 23% decrease in production from the Uinta Oil Program due to natural production declines with no significant drilling or recompletion activities to offset these declines. The decrease in production was partially offset by a 70% overall increase in DJ Basin production. Additional information concerning production is in the following table:

	Year Ended December 31, 2015				Year Ended December 31, 2014				% Increase (Decrease)
	Oil	NGL	Natural Gas	Total	Oil	NGL	Natural Gas	Total	Oil	NGL	Natural Gas	Total
	(MBbls)	(MBbls)	(MMcf)	(MBoe)	(MBbls)	(MBbls)	(MMcf)	(MBoe)	(MBbls)	(MBbls)	(MMcf)	(MBoe)
DJ Basin	2,958	815	6,012	4,775	1,682	423	4,224	2,809	76%	93%	42%	70%
Uinta Oil Program	1,420	82	1,728	1,790	1,821	119	2,220	2,310	(22)%	(31)%	(22)%	(23)%
Other (1)	23	1	24	28	509	934	15,300	3,993	*nm	*nm	*nm	*nm
Total	4,401	898	7,764	6,593	4,012	1,476	21,744	9,112	10%	(39)%	(64)%	(28)%

*	Not meaningful.

(1)
Includes oil, NGL and natural gas volumes of 177 MBbls, 911 MBbls and 14,808 MMcf, respectively, from the Piceance Basin and 326 MBbls, 22 MBbls and 480 MMcf, respectively, from the Powder River Basin for the year ended December 31, 2014.

Other Operating Revenues. Other operating revenues decreased to $3.4 million for the year ended December 31, 2015 from $8.2 million for the year ended December 31, 2014. Other operating revenues for 2015 consisted of a $1.3 million true up related to the sold properties in the West Tavaputs area of the Uinta Basin. The West Tavaputs properties were sold in December 2013. In addition, other operating revenues for 2015 includes income of $1.6 million related to gathering and compression fees received from third parties and $0.5 million related to the sale of seismic data.

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

Lease Operating Expense ("LOE"). LOE decreased to $6.48 per Boe for the year ended December 31, 2015 from $6.62 per Boe for the year ended December 31, 2014. The decrease per Boe for the year ended December 31, 2015 compared with the year ended December 31, 2014 is related to operational efficiencies, a decrease in service industry costs, reduced workover activity in the Uinta Basin and our decision to shut-in certain Uinta Basin wells due to the current low commodity price environment.

Gathering, Transportation and Processing ("GTP") Expense. GTP expense decreased to $0.53 per Boe for the year ended December 31, 2015 from $3.89 per Boe for the year ended December 31, 2014. GTP on a per Boe basis decreased due to inherently lower GTP from our oil producing properties in the DJ and Uinta Basin development areas and due to the sale of natural gas properties with higher GTP expense per Boe in the Piceance Divestiture. In addition, beginning October 1, 2014, costs associated with unused firm natural gas pipeline transportation contracts have been included in unused commitments in the Consolidated Statements of Operations. See "Unused Commitments" below for further information.

Production Tax Expense. Total production taxes decreased to $12.2 million for the year ended December 31, 2015 from $31.3 million for the year ended December 31, 2014. The overall decrease in production tax expense is related to lower sales volumes as the result of the Piceance Divestiture and the Powder River Oil Divestitures and a 39% decrease in average realized prices before hedging. Production taxes are primarily based on the wellhead values of production, which exclude gains and losses associated with hedging activities. Production taxes as a percentage of oil, natural gas and NGL sales before hedging adjustments were 6.0% and 6.8% for the years ended December 31, 2015 and December 31, 2014, respectively.

Production tax rates vary across the different areas in which we operate. As the proportion of our production changes from area to area, our average production tax rate will vary depending on the quantities produced from each area and the production tax rates in effect for those areas.

Impairment, Dry Hole Costs and Abandonment Expense. Our impairment, dry hole costs and abandonment expense for the years ended December 31, 2015 and 2014 is summarized below:

	Year Ended December 31,
	2015		2014
	(in thousands)
Non-cash impairment of proved oil and gas properties	$559,282	(1)	$15,761	(2)
Non-cash impairment of unproved oil and gas properties	13,156	(1)	24,082	(3)
Non-cash impairment of inventory	—		340
Dry hole costs	123		101
Abandonment expense	2,749		6,597
Total non-cash impairment, dry hole costs and abandonment expense	$575,310		$46,881

(1)
Due to the continued decline in oil prices, we recognized a non-cash impairment charge associated with the proved and unproved oil and gas properties in the Uinta Oil Program for the year ended December 31, 2015.

(2)
As the result of the Powder River Oil Divestiture, the carrying values of the remaining properties were analyzed relative to their estimated fair market values. As a result, we recognized impairment expense on proved properties of $14.8 million for the year ended December 31, 2014. These properties were classified as held for sale as of December 31, 2014. In addition, $1.0 million of proved property impairment expense was incurred during the year ended December 31, 2014 related to the West Tavaputs Divestiture based upon a true-up of previously estimated carrying value. See Note 4 of the Notes to Consolidated Financial Statements for more information related to these divestitures.

(3)
As a result of unsuccessful drilling and completion activity by an industry partner in the Paradox Basin, we recognized impairment expense of $11.6 million during the year ended December 31, 2014 related to the remaining unproved property in the Paradox Basin. We recognized impairment expense of $6.1 million related to certain unproved oil and gas properties in the Uinta Basin as a result of having no future plans to evaluate the acreage. In addition, we recognized impairment expense of $6.4 million as the result of the Powder River Oil Divestiture as discussed above.

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

Given the decline in current and projected future commodity prices, we will continue to review our acreage position and future drilling plans. In addition, we will assess the carrying value of our properties relative to their estimated future net cash flows. Estimated future net cash flows from our properties are based on our aggregate best estimates of future production, commodity pricing, gathering and transportation deducts, production tax rates, lease operating expenses and future development costs as of the balance sheet date.

Our current recoverability test on our existing proved oil and gas properties as of December 31, 2015 uses commodity pricing based on a combination of assumptions management uses in its budgeting and forecasting process adjusted for geographical location and quality differentials as well as other factors that management believes will impact realized prices. The application of this test as of December 31, 2015 results in a surplus of future estimated net cash flows over carrying value of approximately $400.0 million and $292.0 million for the Uinta Oil Program and DJ Basin, respectively. We estimate that the surplus in the Uinta Oil Progam would decrease by approximately $20.0 million to $25.0 million and the DJ Basin would decrease by approximately $35.0 million to $40.0 million for every $1.00 decrease in future oil prices. If impairment is necessary then we would reduce the carrying value to fair value. The factors used to determine fair value include, but are not limited to, recent sales prices of comparable properties, indications from marketing activities, the present value of future revenues, net of estimated operating and development costs using estimates of reserves, future commodity pricing, future production estimates, anticipated capital expenditures and various discount rates used by market participants that are commensurate with the risks inherent in the development and production of the underlying oil and natural gas. If commodity prices remain at current or lower levels during 2016, it is likely that we will incur a significant impairment.

(Gain) Loss on Divestitures. (Gain) loss on divestitures decreased to a loss of $1.7 million for the year ended December 31, 2015 from a loss of $100.4 million for the year ended December 31, 2014. (Gain) loss on divestitures for the year ended December 31, 2015 is primarily related to the loss on the sale of frac tank trailers previously used in completion operations in the amount of $2.4 million, offset by net gains related to purchase price adjustments for the Piceance Divestiture and the sale or exchange of the majority of our Powder River Basin assets ("Powder River Oil Divestiture"). (Gain) loss on divestitures for the year ended December 31, 2014 consisted of a $79.5 million loss related to the Piceance Divestiture and a $24.5 million loss related to the Powder River Oil Divestiture, offset by $3.6 million in net gains realized from the sale of other properties. See Note 4 to the Consolidated Financial Statements for more information related to these divestitures.

Depreciation, Depletion and Amortization ("DD&A"). DD&A decreased to $205.3 million for the year ended December 31, 2015 compared with $235.8 million for the year ended December 31, 2014. The decrease of $30.5 million was a result of a 28% decrease in production for the year ended December 31, 2015 compared with the year ended December 31, 2014, partially offset by an increase in the DD&A rate. The decrease in production accounted for a $65.2 million decrease in DD&A expense, while the overall increase in the DD&A rate accounted for $34.7 million of additional DD&A expense.

Under successful efforts accounting, depletion expense is calculated on a field-by-field basis based on geologic and reservoir delineation using the unit-of-production method. The capital expenditures for proved properties for each field compared to the proved reserves corresponding to each producing field determine a depletion rate for current production. For the year ended December 31, 2015, the relationship of capital expenditures, proved reserves and production from certain producing fields yielded a depletion rate of $31.14 per Boe compared with $25.88 per Boe for the year ended December 31, 2014. The increase in the DD&A rate during the year ended December 31, 2015 was due to an increase in oil development, which has higher capital costs per Boe compared to natural gas development, and to the 2014 sale of natural gas properties in the Piceance Divestiture which had lower capital costs per Boe compared to oil development. Due to the continued decline in oil prices, we recognized a non-cash impairment charge associated with proved oil and gas properties in the Uinta Oil Program for the year ended December 31, 2015. As a result of the impairment, management believes future depletion rates will be lower; however, future depletion rates will be adjusted to reflect capital expenditures, proved reserve changes, well performance and any additional proved property impairments or sales of properties.

Unused Commitments. Unused commitments were $19.1 million for the year ended December 31, 2015 compared to $4.4 million for the year ended December 31, 2014. During March 2010, we entered into two firm natural gas pipeline transportation contracts to provide a guaranteed outlet for production from the West Tavaputs area of the Uinta Basin and the Gibson Gulch area of the Piceance Basin. These transportation contracts were not included in the sales of these assets in December 2013 and September 2014, respectively. Both firm transportation contracts require the pipeline to provide transportation capacity and require us to pay transportation charges regardless of the amount of pipeline capacity utilized and expire July 31, 2021. Beginning October 1, 2014, and as a result of the previous divestitures of the associated gas assets, these transportation costs were excluded from gathering, transportation and processing expense and included in unused commitments expense in the Consolidated Statements of Operations.

In addition, unused commitment expense for the year ended December 31, 2015 included $1.4 million associated with a take-or-pay purchase agreement for the supply of carbon dioxide ("CO2"). The agreement imposes a minimum volume commitment to purchase CO2 to be used in fracture stimulation operations at a contracted price. Since we did not take delivery of the minimum volume required, we were obligated to pay the total deficiency of $1.4 million at the end of the contract term, November 30, 2015.

General and Administrative Expense. General and administrative expense, excluding long-term cash and equity incentive compensation, increased to $43.1 million for the year ended December 31, 2015 from $42.0 million for the year ended December 31, 2014. The increase of $1.1 million was the result of an increase in employee benefit costs for the year ended December 31, 2015 compared to the year ended December 31, 2014. General and administrative expense excluding long-term cash and equity incentive compensation is a non-GAAP measure. See Note 1 to the table on page 41 for a reconciliation and explanation. On a per Boe basis, general and administrative expense, excluding long-term cash and equity incentive compensation, increased to $6.53 in 2015 from $4.61 in 2014, primarily related to the 28% decrease in production from 2015 compared with 2014.

Long-term cash and equity incentive compensation for the years ended December 31, 2015 and 2014 were $10.8 million and $11.4 million, respectively. The components of long-term cash and equity incentive compensation expense for each of the years ended December 31, 2015 and 2014 are shown in the following table:

	Year Ended December 31,
	2015	2014
	(in thousands)
Stock options and nonvested shares of common stock	$10,065	$10,705
Shares issued for 401(k) plan (1)	273	600
Shares issued for directors' fees	75	75
Performance cash units (2)	427	—
Total	$10,840	$11,380

(1)	Beginning in the second quarter of 2015, the employer matching contribution to the employees 401(k) account was paid entirely in cash.

(2)	The performance cash units will be settled in cash for the performance metrics that are met. No cash performance units were granted during 2014.

Interest Expense. Interest expense decreased to $65.3 million for the year ended December 31, 2015 from $69.6 million for the year ended December 31, 2014. The decrease for the year ended December 31, 2015 was primarily due to using the proceeds from the Piceance Divestiture to reduce the average debt balance. Our weighted average interest rate for the year ended December 31, 2015 was 8.1% compared with 6.9% for the year ended December 31, 2014. The increase in the average interest rate for the year ended December 31, 2015 was due to paying down our Amended Credit Facility and our Convertible Notes, both of which have lower interest rates than our remaining bonds. In addition, we expensed deferred financing charges of $1.6 million related to amending the credit facility during the year ended December 31, 2015. See Note 5 to the accompanying Consolidated Financial Statements for additional details related to the amendment of the credit facility.

Commodity Derivative Gain (Loss). Commodity derivative gain (loss) was a gain of $104.1 million for the year ended December 31, 2015 compared to a gain of $197.4 million for the year ended December 31, 2014. The gain on commodity derivatives is related to fluctuations of oil, natural gas and NGL future pricing compared to actual pricing of commodity hedges in place as of December 31, 2015 and December 31, 2014.

The table below summarizes our commodity derivative gains and losses that were recognized in the periods presented:

	Year Ended December 31,
	2015	2014
	(in thousands)
Realized gain (loss) on derivatives	$179,652	$(1,888)
Prior year unrealized (gain) loss transferred to realized (gain) loss	(145,226)	6,706
Unrealized gain (loss) on derivatives	69,721	192,629
Total commodity derivative gain (loss)	$104,147	$197,447

In 2015, approximately 91% of our oil volumes and 88% of our natural gas volumes were covered by financial hedges, which resulted in increases in oil revenues of $167.8 million and natural gas revenues of $11.8 million after settlements for all commodity derivatives. The $179.6 million gain on settlements for the year ended December 31, 2015 was included in commodity derivative gain (loss) in the Consolidated Statements of Operations.

In 2014, approximately 87% of our oil volumes, 87% of our natural gas volumes and 18% of our NGL related volumes were covered by financial hedges, which resulted in an increase in oil revenues of $6.4 million, offset by decreases in natural gas revenues of $7.1 million and NGL revenues of $0.1 million after settlements for all commodity derivatives. Of the loss on total settlements of $0.8 million for the year ended December 31, 2014, a gain of $1.1 million was included in oil, gas and NGL production revenues and a loss of $1.9 million was included in commodity derivative gain (loss) in the Consolidated Statements of Operations.

Income Tax (Expense) Benefit. Income tax benefit totaled $177.1 million for the year ended December 31, 2015 compared with an income tax expense of $17.9 million for the year ended December 31, 2014, resulting in effective tax rates of 26.6% and 54.3%, respectively. For the year ended December 31, 2015, the significant increase in the tax benefit was a result of recognizing a $572.4 million non-cash impairment charge against our Uinta Oil Program's proved and unproved oil and gas properties, increasing our projected 2015 pretax loss. Our increased projected 2015 pretax loss puts us in a net deferred tax asset position, before any valuation allowance, at December 31, 2015. In regard to our net deferred tax asset position, we considered all available evidence in assessing the need for a valuation allowance against the deferred tax asset. We recorded a $75.0 million valuation allowance for the year ended December 31, 2015. The valuation allowance decreased our effective tax rate by 11.3% for the year ended December 31, 2015. Additionally for both the 2015 and 2014 periods, our effective tax rate differs from the federal statutory rate primarily as a result of recording permanent differences for stock-based compensation expense, lobbying and political contributions, and officer compensation as well as the effect of state income taxes.

Year Ended December 31, 2014 Compared with Year Ended December 31, 2013

The following table sets forth selected operating data for the periods indicated:

	Year Ended December 31,		Increase (Decrease)
	2014	2013	Amount	Percent
	($ in thousands, except per unit data)
Operating Results:
Operating and Other Revenues
Oil, gas and NGL production	$464,137	$565,555	$(101,418)	(18)%
Other	8,154	2,538	5,616	221%
Total operating and other revenues	$472,291	$568,093	$(95,802)	(17)%
Operating Expenses
Lease operating expense	$60,308	$70,217	$(9,909)	(14)%
Gathering, transportation and processing expense	35,437	67,269	(31,832)	(47)%
Production tax expense	31,333	27,172	4,161	15%
Exploration expense	453	337	116	34%
Impairment, dry hole costs and abandonment expense	46,881	238,398	(191,517)	(80)%
(Gain) loss on divestitures	100,407	—	100,407	*nm
Depreciation, depletion and amortization	235,805	279,775	(43,970)	(16)%
Unused commitments	4,434	—	4,434	*nm
General and administrative expense (1)	41,981	49,069	(7,088)	(14)%
Non-cash stock-based compensation expense (1)	11,380	15,833	(4,453)	(28)%
Total operating expenses	$568,419	$748,070	$(179,651)	(24)%
Production Data:
Oil (MBbls)	4,012	3,495	517	15%
Natural gas (MMcf)	21,744	52,685	(30,941)	(59)%
NGLs (MBbls)	1,476	2,199	(723)	(33)%
Combined volumes (MBoe)	9,112	14,475	(5,363)	(37)%
Daily combined volumes (Boe/d)	24,964	39,658	(14,694)	(37)%
Average Realized Prices (2):
Oil (per Bbl)	$79.51	$82.38	$(2.87)	(3)%
Natural gas (per Mcf)	4.45	4.16	0.29	7%
NGLs (per Bbl)	31.51	28.31	3.20	11%
Combined (per Boe)	50.73	39.35	11.38	29%
Average Costs (per Boe):
Lease operating expense	$6.62	$4.85	$1.77	36%
Gathering, transportation and processing expense	3.89	4.65	(0.76)	(16)%
Production tax expense	3.44	1.88	1.56	83%
Depreciation, depletion and amortization	25.88	19.33	6.55	34%
General and administrative expense (3)	4.61	3.39	1.22	36%

*	Not meaningful.

(1)
Non-cash stock-based compensation expense is presented herein as a separate line item but is combined with general and administrative expense for a total of $53.4 million and $64.9 million for the years ended December 31, 2014 and 2013, respectively, in the Consolidated Statements of Operations. This separate presentation is a non-GAAP measure. Management believes the separate presentation of the non-cash component of general and administrative expense is useful because the cash portion provides a better understanding of cash required for our general and administrative expenses. We also believe that this disclosure allows for a more accurate comparison to our peers, which may have higher or lower expenses associated with stock-based grants.

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

Other operating revenues for 2013 consisted of $0.2 million in net gains realized from the sale of properties and $2.3 million of income from gathering, compression and salt water disposal fees received from third parties. The net realized gains from the sale of properties for the year ended December 31, 2013 related to a loss of $3.1 million from purchase price adjustments of properties sold in 2012, offset by a gain of $3.3 million from selldowns of other properties.

Lease Operating Expense. LOE increased to $6.62 per Boe for the year ended December 31, 2014 from $4.85 per Boe for the year ended December 31, 2013. LOE on a per Boe basis is inherently higher from our oil producing properties such as those in our Uinta Oil and DJ Basin development areas.

Gathering, Transportation and Processing Expense. GTP expense decreased to $3.89 per Boe for the year ended December 31, 2014 from $4.65 per Boe for the year ended December 31, 2013. GTP on a per Boe basis decreased due to inherently lower GTP from our oil producing properties such as those in our Uinta and DJ Basin development areas.

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

Impairment, Dry Hole Costs and Abandonment Expense. Our impairment, dry hole costs and abandonment expense for the years ended December 31, 2014 and 2013 is summarized below:

	Year Ended December 31,
	2014	2013
	(in thousands)
Non-cash impairment of proved oil and gas properties	$15,761	$206,953
Non-cash impairment of unproved oil and gas properties	24,082	19,598
Non-cash impairment of inventory	340	—
Dry hole costs	101	1,124
Abandonment expense	6,597	10,723
Total non-cash impairment, dry hole costs and abandonment expense	$46,881	$238,398

As the result of the Powder River Oil Divestiture, the carrying values of the remaining properties were analyzed relative to their estimated fair market values. As a result, the Company recognized impairment expense on proved properties of $14.8 million for the year ended December 31, 2014. These properties were classified as held for sale as of December 31, 2014. In addition, $1.0 million of proved property impairment expense was incurred during the year ended December 31, 2014 related to the West Tavaputs Divestiture based on a true-up of previously estimated carrying value. See Note 4 to the Consolidated Financial Statements for more information related to these divestitures.

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

(Gain) Loss on Divestitures. Loss on divestitures for the year ended December 31, 2014 consisted of a $79.5 million loss related to the Piceance Divestiture and a $24.5 million loss related to the sale or exchange of the majority of our Powder River Basin assets ("Powder River Oil Divestiture") during the three months ended September 30, 2014, offset by $3.6 million in net gains realized from the sale of other properties. See Note 4 to the Consolidated Financial Statements for more information related to these divestitures.

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

Unused Commitments. Unused commitments for the year ended December 31, 2014 were $4.4 million. During March 2010, we entered into two firm natural gas pipeline transportation contracts to provide a guaranteed outlet for production from the West Tavaputs area of the Uinta Basin and the Gibson Gulch area of the Piceance Basin. These transportation contracts were not included in the sales of these assets in December 2013 and September 2014, respectively. Accordingly, we will continue to incur monthly demand charges of approximately $1.5 million for the remaining term of six years even though we no longer utilize these contracts. These costs were previously included in gathering, transportation and processing expense in the Consolidated Statements of Operations prior to the completion of the Piceance Divestiture on September 30, 2014.

General and Administrative Expense. General and administrative expense, excluding non-cash stock-based compensation, decreased to $42.0 million for the year ended December 31, 2014 from $49.1 million for the year ended December 31, 2013. The decrease of $7.1 million was primarily the result of a 19% decrease in the number of employees as of December 31, 2014 compared to December 31, 2013, due to our divestitures. General and administrative expense excluding non-cash stock-based compensation is a non-GAAP measure. See Note 1 to the table on page 47 for a reconciliation and explanation. On a per Boe basis, general and administrative expense, excluding non-cash stock-based compensation, increased to $4.61 in 2014 from $3.39 in 2013, primarily related to the 37% decrease in production from 2014 compared with 2013.

Non-cash charges for stock-based compensation for the years ended December 31, 2014 and 2013 were $11.4 million and $15.8 million, respectively. Non-cash stock-based compensation expense for each of the years ended December 31, 2014 and 2013 related primarily to vesting of our stock option awards and nonvested shares of common stock issued to employees.

The components of non-cash stock-based compensation for the years ended December 31, 2014 and 2013 are shown in the following table:

	Year Ended December 31,
	2014	2013
	(in thousands)
Stock options and nonvested shares of common stock	$10,705	$14,758
Shares issued for 401(k) plan	600	724
Shares issued for directors' fees	75	351
Total	$11,380	$15,833

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

In 2014, approximately 87% of our oil volumes, 87% of our natural gas volumes and 18% of our NGL related volumes were covered by financial hedges, which resulted in an increase in oil revenues of $6.4 million, offset by decreases in natural gas revenues of $7.1 million and NGL revenues of $0.1 million after settlements for all commodity derivatives. Of the loss on total settlements of $0.8 million for the year ended December 31, 2014, a gain of $1.1 million was included in oil, gas and NGL production revenues and a loss of $1.9 million was included in commodity derivative gain (loss) in the Consolidated Statements of Operations.

In 2013, approximately 83% of our oil volumes, 92% of our natural gas volumes and 16% of our NGL related volumes were covered by financial hedges, which resulted in a decrease in oil revenues of $0.8 million, offset by increases in natural gas revenues of $10.8 million and NGL revenues of $2.8 million after settlements for all commodity derivatives. Of the gain on total settlements of $12.8 million for the year ended December 31, 2013, a gain of $7.5 million was included in oil, gas and NGL production revenues and a gain of $5.3 million was included in commodity derivative gain (loss) in the Consolidated Statements of Operations.

Income Tax (Expense) Benefit. Income tax expense totaled $17.9 million for the year ended December 31, 2014 compared with an income tax benefit of $118.6 million for the year ended December 31, 2013, resulting in effective tax rates of 54.3% and 38.1%, respectively. For both the 2014 and 2013 periods, our effective tax rate differs from the federal statutory rate primarily as a result of recording stock-based compensation expense and other operating expenses that are not deductible for income tax purposes as well as the effect of state income taxes. The effective tax rate change for December 31, 2014 was a result of recording an increase in the beginning deferred balances as a result of an increased state effective rate. At December 31, 2014, we had approximately $168.2 million of federal tax net operating loss carryforwards, or "NOLs", which expire beginning in 2027. We also had a federal alternative minimum tax credit carryforward of $1.7 million, which has no expiration date. We believe it is more likely than not that we will use these tax attributes to offset and reduce tax liabilities in future years. At December 31, 2014, we had approximately $7.9 million of state income tax credit carryforwards. As of that date, we continued to believe that it is more likely than not that this deferred tax asset would not be realized, and therefore a valuation allowance was recorded for the state tax credits.

Capital Resources and Liquidity

Our primary sources of liquidity since our formation in January 2002 have been net cash provided by operating activities, sales and other issuances of equity and debt securities, notes and senior notes, bank credit facilities, proceeds from sale-leasebacks, joint exploration agreements and sales of interests in properties. Our primary use of capital has been for the development, exploration and acquisition of oil and natural gas properties. As we pursue profitable reserves and production growth, we continually monitor the capital resources, including potential issuances of equity and debt securities, available to us to meet our future financial obligations, planned capital expenditure activities and liquidity. Our future success in growing proved reserves and production will be highly dependent on capital resources available to us and our success in finding or acquiring additional reserves. We believe that we have sufficient liquidity available to us from cash flows from operations and cash on hand for our planned uses of capital over the next twelve months. Furthermore, as of February 29, 2016, we had no amounts outstanding under the Amended Credit Facility. However, we expect to pursue opportunities to further improve our liquidity position through capital markets or other transactions if we believe conditions to be favorable. If commodity prices continue to decline, our capital availability and liquidity is likely to be adversely affected as current hedges are realized in 2016 and 2017.

At December 31, 2015, we had cash and cash equivalents of $128.8 million and no amounts outstanding under our Amended Credit Facility. Our borrowing base is dependent on our proved reserves and hedge position and as of December 31, 2015 was $375.0 million. Our borrowing capacity was reduced by $26.0 million to $349.0 million as of December 31, 2015 due to an outstanding irrevocable letter of credit related to a firm transportation agreement. As commodity prices have declined, lenders will reduce the future commodity pricing used to value our reserves. As a result, we estimate that our April 1, 2016 scheduled redetermination will reduce our borrowing base by an amount of up to $75.0 million.

Cash Flow from Operating Activities

Net cash provided by operating activities was $193.7 million, $261.7 million and $265.3 million in 2015, 2014 and 2013, respectively. The changes in net cash provided by operating activities are discussed above in "Results of Operations". The decrease in net cash provided by operating activities for the year ended December 31, 2015 compared to 2014 and 2013 was due to asset sales in 2014 and the related decrease in production revenues offset by a 28% increase in production from our core development areas. In addition, lower commodity prices, offset by lower lease operating expense and production tax expense, decreased net cash provided by operating activities.

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

To mitigate some of the potential negative impact on cash flow caused by changes in oil, natural gas and NGL prices, we have entered into financial commodity swap contracts to receive fixed prices for a portion of our production revenue. At December 31, 2015, we had in place crude oil swaps covering portions of our 2016 and 2017 production and natural gas swaps covering portions of our 2016 production.

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

At December 31, 2015, the estimated fair value of all of our commodity derivative instruments was a net asset of $119.5 million, comprised of current and long-term assets.

The table below summarizes the realized and unrealized gains and losses that we recognized related to our oil, natural gas and NGL derivative instruments for the periods indicated:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Commodity derivative settlements on derivatives designated as cash flow hedges (1)	$—	$1,070	$7,463
Realized gains (losses) on derivatives not designated as cash flow hedges (2)(3)	$179,652	$(1,888)	$5,315
Prior year unrealized (gain) loss transferred to realized (gain) loss (2)(3)	(145,226)	6,706	17,586
Unrealized gains (losses) on derivatives not designated as cash flow hedges (2)(3)	69,721	192,629	(45,969)
Total commodity derivative gain (loss)	$104,147	$197,447	$(23,068)

(1)	Included in oil, gas and NGL production revenues in the Consolidated Statements of Operations.

(2)	Included in commodity derivative gain (loss) in the Consolidated Statements of Operations.

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

The following table summarizes all of our hedges in place as of December 31, 2015. There were no hedges entered into subsequent to December 31, 2015 through February 2, 2016.

Contract	Total Hedged Volumes	Quantity Type	Weighted Average Fixed Price	Index Price	Fair Market Value (in thousands)
Swap Contracts:
2016
Oil	2,478,600	Bbls	$80.47	WTI	96,615
Natural gas	1,830,000	MMbtu	$4.10	NWPL	3,195
2017
Oil	683,250	Bbls	$75.61	WTI	19,661
Total					$119,471

By removing the price volatility from a portion of our oil related revenue for 2016 and 2017, and natural gas related revenue for 2016, we have mitigated, but not eliminated, the potential effects of changing prices on our operating cash flow for those periods. While mitigating negative effects of falling commodity prices, these derivative contracts also limit the benefits we would receive from increases in commodity prices.

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

Capital Expenditures

Our capital expenditures are summarized in the following tables for the periods indicated:

	Year Ended December 31,
Basin/Area	2015	2014	2013
	(in millions)
DJ	$250.3	$384.0	$209.3
Uinta Oil Program	34.6	152.9	204.4
Piceance	—	—	3.9
Powder River Oil	1.1	29.1	52.3
Other	1.4	3.3	4.1
Total (1)(2)(3)	$287.4	$569.3	$474.0

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Acquisitions of proved and unproved properties and other real estate	$7.7	$15.1	$16.2
Drilling, development, exploration and exploitation of oil and natural gas properties	264.3	531.4	434.7
Gathering and compression facilities	11.2	18.6	21.5
Geologic and geophysical costs	2.9	0.5	0.3
Furniture, fixtures and equipment	1.3	3.7	1.3
Total (1)(2)(3)	$287.4	$569.3	$474.0

(1)	Capital expenditures for the year ended December 31, 2014 exclude $79.0 million related to property acquired through property exchanges.

(2)
For the years ended December 31, 2015, 2014 and 2013, we received $123.3 million, $555.4 million and $306.3 million, respectively, of proceeds principally from the sale of interests in oil and gas properties, which are not deducted from the capital expenditures presented above.

(3)
Excludes future reclamation liabilities of negative $7.5 million, negative $8.6 million and negative $6.6 million for the years ended December 31, 2015, 2014 and 2013, respectively, and includes exploration, dry hole and abandonment costs, which are expensed under successful efforts accounting, of $3.0 million, $7.2 million and $12.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Capital expenditures for acquisitions of proved and unproved properties and other real estate were $7.7 million for the year ended December 31, 2015. This was primarily related to acquisitions of unproved properties in the DJ and Uinta Basins. The decrease in drilling, development, exploration and exploitation of oil and natural gas properties to $264.3 million for the year ended December 31, 2015 from $531.4 million for the year ended December 31, 2014 primarily related to a decrease in development drilling and completion activities within the DJ and Uinta Basins as a result of lower oil and gas commodity prices.

Capital expenditures for acquisitions of proved and unproved properties and other real estate were $15.1 million for the year ended December 31, 2014. This was primarily related to our acquisitions of proved and unproved properties in the DJ, Powder River and Uinta Basins. The increase in drilling, development, exploration and exploitation of oil and natural gas properties to $531.4 million from $434.7 million for the year ended December 31, 2013 related to an increase in development drilling and completion activities in the DJ Basin.

Our current estimated capital expenditure budget in 2016 is $100.0 million to $150.0 million, with all drilling activities targeting oil. The budget includes facilities costs and excludes acquisitions. We may adjust capital expenditures throughout the year as business conditions and operating results warrant. The amount, timing and allocation of capital expenditures is generally discretionary and within our control. If oil, natural gas and NGL prices decline to levels below our acceptable levels or costs increase to levels above our acceptable levels, we could choose to defer a portion of our budgeted capital expenditures until later periods to achieve the desired balance between sources and uses of liquidity generally by prioritizing capital projects to first focus on those that we believe will have the highest expected financial returns and ability to generate near-term cash flow. The 2016 capital program is designed to closely align capital expenditures with expected cash flows as certain drilling activity may be deferred to protect the Company's liquidity position.

We believe that we have sufficient available liquidity with available cash on hand, cash under the Amended Credit Facility and cash flow from operations to fund our 2016 budgeted capital expenditures. Future cash flows are subject to a number of variables, including our level of oil and natural gas production, commodity prices and operating costs. There can be no assurance that operations and other capital resources will provide sufficient amounts of cash flow to maintain planned levels of capital expenditures.

Financing Activities

Amended Credit Facility. We are party to a Third Amended and Restated Credit Agreement dated March 16, 2010 (the "Amended Credit Facility") with 13 lenders. We entered into two amendments to the Amended Credit Facility in 2015, a Third Amendment entered into in April and a Fourth Amendment entered into in September. The Third Amendment amended the definition of "Maturity Date" in the Amended Credit Facility to mean the earliest of (a) April 9, 2020 or (b) the date 181 days prior to the maturity of certain unsecured senior or senior subordinated debt of ours in existence as of the date of the Third Amendment or that may be incurred by us as of a future date, or any permitted refinancing debt in respect thereof. Due to the Third Amendment, we recognized interest expense of $1.6 million and a loss on extinguishment of debt of $0.8 million on the Consolidated Statements of Operations related to the acceleration of deferred financing charges during the year ended December 31, 2015. The Fourth Amendment, among other things, reaffirmed the current borrowing base at $375.0 million and relaxed certain financial covenant requirements. As of February 2, 2016, we had no amounts outstanding under the Amended Credit Facility. As credit support for future payment under a contractual obligation, a $26.0 million letter of credit has been issued under the Amended Credit Facility, which reduced the current available borrowing capacity of the Amended Credit Facility as of December 31, 2015 to $349.0 million.

Interest rates under the Amended Credit Facility are LIBOR plus applicable margins of 1.5% to 2.5% or ABR plus 0.5% to 1.5% and the unused commitment fee is between 0.375% to 0.5% based on borrowing base utilization. There were not any borrowings under the Amended Credit Facility in 2015. The average annual interest rate incurred on the Amended Credit Facility was 1.9% for the year ended December 31, 2014.

The borrowing base under the Amended Credit Facility is determined at the discretion of the lenders, based on the collateral value of our proved reserves that have been mortgaged to such lenders, and is subject to regular re-determinations on, or about April 1 and October 1 of each year, as well as following any property sales. Future borrowing bases will be computed based on proved oil, natural gas and NGL reserves, hedge positions and estimated future cash flows from those reserves calculated using future commodity pricing provided by our lenders, as well as any other outstanding debt. Lower commodity prices will impact the amount lenders will provide for a borrowing base. We estimate that our April 1, 2016 scheduled redetermination will reduce our borrowing base by an amount of up to $75.0 million.

The Amended Credit Facility also contains certain financial covenants. We are currently in compliance with all financial covenants and have complied with all financial covenants since issuance. We expect to be in compliance with all financial covenants based on the 2016 budget. However, if commodity prices continue at current levels or lower, EBITDAX will be significantly reduced, which is a critical underpinning of our required financial covenants. If this were to occur, it will make it necessary for us to negotiate an amendment to one or more of these financial covenants.

If we fail to comply with the covenants or other terms of any agreements governing our debt, our lenders and holders of our convertible notes and our senior notes may have the right to accelerate the maturity of that debt and foreclose upon the collateral, if any, securing that debt. Realization of any of these factors could adversely affect our financial condition. In September 2015, we obtained an amendment to the Amended Credit Facility that replaced our debt-to-EBITDAX covenant in the facility with a secured debt-to-EBITDAX and EBITDAX-to-interest through March 31, 2018. There can be no assurance that we will be able to obtain similar amendments, or waivers of covenant breaches, in the future if needed.

5% Convertible Senior Notes Due 2028. On March 12, 2008, we issued $172.5 million aggregate principal amount of Convertible Notes. On March 20, 2012, $147.2 million of the outstanding principal amount, or approximately 85% of the outstanding Convertible Notes, were put to us and redeemed by us at par. On March 20, 2015, $24.8 million of the remaining outstanding principal amount, or approximately 98% of the remaining outstanding Convertible Notes, were put to us and redeemed by us at par. We settled the notes in cash and recognized a gain on extinguishment of $2.6 million in the Consolidated Statements of Operations for the year ended December 31, 2015. After the redemption, $0.6 million aggregate principal amount of the Convertible Notes was outstanding as of December 31, 2015. The Convertible Notes mature on March 15, 2028, unless earlier converted, redeemed or purchased by us. The Convertible Notes are senior unsecured obligations and rank equal in right of payment to all of our existing and future senior unsecured indebtedness, are senior in right of payment to all of our future subordinated indebtedness, and are effectively subordinated to all of our secured indebtedness with respect to the collateral securing such indebtedness. The Convertible Notes are structurally subordinated to all present and future secured and unsecured debt and other obligations of our subsidiaries. The Convertible Notes are fully and unconditionally guaranteed by the subsidiaries that guarantee our indebtedness under the Amended Credit Facility, the 7.625% Senior Notes and the 7.0% Senior Notes.

The Convertible Notes bear interest at a rate of 5% per annum, payable semi-annually in arrears on March 15 and September 15 of each year. Holders of the remaining Convertible Notes may require us to purchase all or a portion of their Convertible Notes for cash on each of March 20, 2018 and March 20, 2023 at a purchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest, if any, up to but excluding the applicable purchase date. We have the right, with at least 30 days' notice to call the Convertible Notes.

7.625% Senior Notes Due 2019. On September 27, 2011, we issued $400.0 million in principal amount of 7.625% Senior Notes due 2019 at par. The 7.625% Senior Notes mature on October 1, 2019. Interest is payable in arrears semi-annually on April 1 and October 1 of each year. The 7.625% Senior Notes are senior unsecured obligations and rank equal in right of payment with all of our other existing and future senior unsecured indebtedness, including the Convertible Notes and 7.0% Senior Notes. The 7.625% Senior Notes are redeemable on October 1, 2015 at our option at a redemption price of 103.813% of the principal amount of the notes. The 7.625% Senior Notes are fully and unconditionally guaranteed by our subsidiaries that guarantee our indebtedness under the Amended Credit Facility, the Convertible Notes and the 7.0% Senior Notes. The 7.625% Senior Notes include certain covenants that limit our ability to incur additional indebtedness, make restricted payments, create liens or sell assets and pay dividends. We are currently in compliance with all financial covenants and have complied with all financial covenants since issuance.

7.0% Senior Notes Due 2022. On March 12, 2012, we issued $400.0 million in aggregate principal amount of 7.0% Senior Notes due 2022 at par. The 7.0% Senior Notes mature on October 15, 2022. Interest is payable in arrears semi-annually on April 15 and October 15 of each year. The 7.0% Senior Notes are senior unsecured obligations and rank equal in right of payment with all of our other existing and future senior unsecured indebtedness, including the Convertible Notes and 7.625% Senior Notes. The 7.0% Senior Notes are redeemable at our option on October 15, 2017 at a redemption price of 103.5% of the principal amount of the notes. The 7.0% Senior Notes are fully and unconditionally guaranteed by our subsidiaries that guarantee the Amended Credit Facility, the Convertible Notes and the 7.625% Senior Notes. The 7.0% Senior Notes include certain covenants that limit our ability to incur additional indebtedness, make restricted payments, create liens or sell assets and pay dividends. We are currently in compliance with all financial covenants and have complied with all financial covenants since issuance.

Lease Financing Obligation Due 2020. We have a lease financing obligation with a balance of $3.2 million as of December 31, 2015 whereby we sold and subsequently leased back certain compressors and related facilities owned by us. The Lease Financing Obligation expires on August 10, 2020, and we have the option to purchase the equipment at the end of the lease term for the then current fair market value. The Lease Financing Obligation also contains an early buyout option pursuant to which we may purchase the equipment for $1.8 million on February 10, 2019. The lease payments related to the equipment are recognized as principal and interest expense based on a weighted average implicit interest rate of 3.3%.

Our outstanding debt is summarized below:

		As of December 31, 2015		As of December 31, 2014
	Maturity Date	Principal	Carrying Amount	Principal	Carrying Amount
		(in thousands)
Amended Credit Facility	April 9, 2020	$—	$—	$—	$—
Convertible Notes (1)	March 15, 2028 (2)	579	579	25,344	25,344
7.625% Senior Notes (3)	October 1, 2019	400,000	400,000	400,000	400,000
7.0% Senior Notes (4)	October 15, 2022	400,000	400,000	400,000	400,000
Lease Financing Obligation (5)	August 10, 2020	3,222	3,222	3,648	3,648
Total Debt		$803,801	$803,801	$828,992	$828,992
Less: Current Portion of Long-Term Debt (6)(7)		440	440	25,770	25,770
Total Long-Term Debt		$803,361	$803,361	$803,222	$803,222

(1)
The aggregate estimated fair value of the Convertible Notes was approximately $0.5 million and $25.1 million as of December 31, 2015 and 2014, respectively, based on reported market trades of these instruments. On March 20, 2015, the holders put 98% of the Convertible Notes to us, leaving $0.6 million principal amount remaining.

(2)
We have the right at any time with at least 30 days' notice to call the Convertible Notes, and the holders have the right to require us to purchase the notes on each of March 20, 2018 and March 20, 2023.

(3)
The aggregate estimated fair value of the 7.625% Senior Notes was approximately $270.2 million and $359.8 million as of December 31, 2015 and 2014, respectively, based on reported market trades of these instruments.

(4)
The aggregate estimated fair value of the 7.0% Senior Notes was approximately $272.0 million and $366.0 million as of December 31, 2015 and 2014, respectively, based on reported market trades of these instruments.

(5)
The aggregate estimated fair value of the Lease Financing Obligation was approximately $3.1 million and $3.5 million as of December 31, 2015 and 2014, respectively. As there is no active, public market for the Lease Financing Obligation, the aggregate estimated fair value was based on market-based parameters of comparable term secured financing instruments.

(6)	The current portion of long-term debt as of December 31, 2015 includes the current portion of the Lease Financing Obligation.

(7)	The current portion of long-term debt as of December 31, 2014 includes the current portion of the Lease Financing Obligation and the principal amount of the Convertible Notes.

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

Contractual Obligations. A summary of our contractual obligations as of and subsequent to December 31, 2015 is provided in the following table:

	Payments Due By Year
	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter	Total
	(in thousands)
Notes payable (1)	$553	$553	$183	$—	$—	$—	$1,289
7.625% Senior Notes (2)	30,500	30,500	30,500	430,500	—	—	522,000
7.0% Senior Notes (3)	28,000	28,000	28,000	28,000	28,000	456,000	596,000
Convertible Notes (4)	29	29	585	—	—	—	643
Lease Financing Obligation (5)	537	537	537	1,825	—	—	3,436
Office and office equipment leases and other (6)(7)	6,676	2,892	2,591	633	—	—	12,792
Firm transportation and processing agreements (8)	18,692	18,692	18,692	18,692	18,692	10,902	104,362
Asset retirement obligations (9)	1,110	58	3	232	65	13,708	15,176
Total	$86,097	$81,261	$81,091	$479,882	$46,757	$480,610	$1,255,698

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

(4)
On March 12, 2008, we issued $172.5 million aggregate principal amount of Convertible Notes. On March 20, 2012 approximately 85% of the outstanding Convertible Notes, representing $147.2 million of the then outstanding principal amount, were put to us. On March 20, 2015, approximately 98% of the remaining outstanding Convertible Notes, representing $24.8 million of the then outstanding principal amount, were put to us, leaving $0.6 million principal amount remaining. We are obligated to make semi-annual interest payments on the Convertible Notes until either we call the remaining Convertible Notes or the holders put the Convertible Notes to us, which is expected to occur by 2018.

(5)	The Lease Financing Obligation is calculated based on the aggregate undiscounted minimum future lease payments, which include both an interest and principal component.

(6)	The lease for our principal offices in Denver extends through March 2019.

(7)	Includes a contractual obligation of $3.2 million related to certain drilling commitments on sold properties.

(8)
We have entered into contracts that provide firm transportation capacity on pipeline systems. The remaining term on these contracts is six years. The contracts require us to pay transportation demand charges regardless of the amount of gas we deliver to the processing facility or pipeline.

(9)
Neither the ultimate settlement amounts nor the timing of our asset retirement obligations can be precisely determined in advance. See "Critical Accounting Policies and Estimates" below for a more detailed discussion of the nature of the accounting estimates involved in estimating asset retirement obligations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of December 31, 2015.

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

Federal. Federal leases make up approximately 34% of our leaseholds. At the federal level, the policies of the current administration and the Department of the Interior have resulted in a more restrictive regulatory environment for oil and gas activities on public lands. The Secretary of Interior has issued policy directives that require additional analysis prior to leasing federal lands. Additional litigation seeking to halt our and other companies' exploration and development activities can be expected. Proposals to cause expiration of undeveloped leases, to further limit funding for processing of federal drilling permits and to eliminate categorical exclusions for oil and gas activities have been reintroduced. The "Keep It In the Ground" movement has found Congressional and Presidential candidate allies who are proposing to eliminate federal leasing for new oil and gas development.

State. We also are experiencing increased attempts to more strictly regulate oil and gas activities at the state level. For example, several statewide ballot initiatives have been filed for the 2016 election cycle that seek to restrict or limit oil and natural gas development in Colorado, notably by amending the Colorado constitution (i) to impose up to a 2,500 foot statewide drilling setback from occupied structures or water supply sources and (ii) to establish an environmental bill of rights that could increase litigation challenges to oil and gas development; and (iii) increase local government authority to limit or ban oil and gas development. Proponents of similar initiatives in 2014 withdrew them under a political compromise reached with Colorado Governor John Hickenlooper. Under the compromise, the Governor appointed a 21 member oil and gas task force (the "Task Force") by Executive Order, directing it to examine a range of issues and policy options to respond to the public concerns inherent in the withdrawn ballot initiatives. The Task Force made recommendations to the Governor in March, 2015, that were subsequently adopted by the Colorado Oil & Gas Conservation Commission ("COGCC") that: (i) increase advance consultation requirements with local governments when large scale oil and gas facilities are proposed in "urban mitigation areas" (generally within 1000' of subdivisions, schools, hospitals and other public facilities) and (ii) registration with local governments and provision of development plans to municipalities upon request. We do not anticipate significant disruption to our activities from these new rules given the rural nature of the majority of our leasehold (see discussion below under Local).

Over the past several years, numerous rules and policies have been imposed by the COGCC requiring disclosure of chemicals used in hydraulic fracturing, ground water monitoring, increased setbacks from occupied structures and existing wells, and strengthened enforcement, including increases in mandatory monetary penalties for certain violations, and most recently new rules governing the development and permitting of large-scale facilities in urban mitigation areas. As discussed in "Items 1 and 2. Business and Properties - Operations - Environmental Matters and Regulation", Colorado regulators also promulgated new, statewide air emissions regulations in 2014 that are more stringent than federal requirements. Colorado continues to look at air emissions from the oil and natural gas sector and additional regulations in this respect are probable with respect to the lowered federal ozone standard and greenhouse gas reduction initiatives. Other states, and the EPA, have considered Colorado's air quality rules, including the most recent rules governing methane emissions, as potential models for additional regulation of the oil and natural gas sector.

In combination, these new state rules and policies could impose additional costs on our operations, including enforcement penalties, delay permitting, and potentially impact profitability.

Local. Counties and municipalities regulate oil and gas activities primarily through local land use rules. Weld County, Colorado, the focus of nearly all of our current development activities, has "opted out" of the new COGCC "large urban mitigation area facility" regulation and has, instead, proposed new land use approval procedures of its own. These new procedures would eliminate drilling wells as a "use by right" and require oil and gas facilities to undergo "use by special review." This change, if adopted county-wide, has the potential to add 3-6 months of delay in obtaining Weld County well permits, and may expose our drilling activities to a new level of political opposition. We expect additional attempts to regulate activities related to oil and gas operations by local governments, including moratoria or bans on hydraulic fracturing. For example, in Colorado, several municipalities have approved bans of varying length on hydraulic fracturing within their respective jurisdictions. Litigation is pending on the legality of these Colorado bans.

Tribal. We have experienced delays in obtaining federal and tribal permits to drill wells and access and rights of way agreements on tribal property. Recently, the Ute Tribal Employment Resource Office has demanded the submission of employee information demonstrating compliance with tribal employment standards. We are also engaged in attempting to negotiate deferral of certain drilling obligations under our Economic Development Agreements in our Lake Canyon and Black Tail Ridge projects. The outcome of these negotiations is uncertain, and, if unsuccessful could present us with a choice of drilling uneconomic wells or releasing the opportunity to earn additional tribal acreage.

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

Air Quality Regulation. The regulation of air emissions from the oil and natural gas sector continues to be a significant focus for policy makers and regulators at all levels-federal, tribal, state, and local-as well as environmental groups. A more comprehensive discussion of government regulation and potential risks related to air emissions from our operations is included above in "Items 1 and 2. Business and Properties - Operations - Environmental Matters and Regulation". New or more stringent policies, rules, or regulations governing air emissions from the oil and natural gas sector could result in our inability to obtain permits necessary to construct and operate new facilities or operate existing facilities. In addition, even if we are able to obtain necessary permits, such new requirements could substantially increase our operating expenses and reduce our profits or make certain operations uneconomic. Both EPA, regionally, and Colorado have stepped up inspection and enforcement activities. The Company has received an EPA "Section 114" mandatory information directive, usually a precursor to an enforcement proceeding. We have also received parallel "compliance advisories" from the Colorado Department of Public Health and Environment. We have engaged qualified consultants and legal counsel to respond to these air quality initiatives; however the outcome is unclear and could result in substantial penalties and related compliance costs. We have also redesigned our new production facilities to virtually eliminate air emissions; however, regulatory demands to retrofit legacy facilities are possible.

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

Declining Commodity Prices. The severe decline in oil prices that occurred late in 2014, which has continued into 2016, has increased the volatility and amplitude of the other risks facing us as described in this report and has impacted our unit price and may have an impact on our business and financial condition. If oil prices remain at current or lower levels, our planned drilling projects may become uneconomic, which could affect future drilling plans and growth rates. Low commodity prices impact our revenue, which we partially mitigate with our hedging program. We currently have hedged 2,478,600 barrels of oil and 1,830,000 MMbtu of natural gas or approximately 50% of our expected 2016 production and 683,250 barrels of oil for our 2017 production at price levels that provide some economic certainty to our cash flows. Continued low commodity prices make it more challenging to hedge production at higher price levels. Lower sustained commodity prices or additional commodity price declines may lead to property impairment in future periods.

Declining commodity prices may also expose us to unexpected liability for plugging and abandoning wells, and associated reclamation, for assets that were sold to other industry parties in prior years. If such third parties become unable to fulfill their contract obligations to the Company as provided for in purchase and sale agreements, regulatory agencies and landowners may demand that we perform such activities. Recent case law in Wyoming has increased such exposure for companies that have divested assets to no longer viable entities, and we have received demands from the Bureau of Land Management and a large landowner to plug and abandon wells, and conduct associated reclamation, on properties we no longer own. The Company believes the costs associated with these specific demands are immaterial. As of December 31, 2015, any additional potential material liability is not probable nor estimable.

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

Oil and Gas Reserve Quantities

Our estimate of proved reserves is based on the quantities of oil and natural gas that geological and engineering data demonstrate with reasonable certainty to be commercially recoverable in future years from known reservoirs under existing economic and operating conditions. Our proved reserves estimates are audited on a well-by-well basis by an independent third party engineering firm. In the aggregate, the independent third party petroleum engineer estimates of total net proved reserves are within 10% of our internal estimates as of December 31, 2015.

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

For derivative instruments that were designated as cash flow hedges, changes in fair value, to the extent the hedge was effective, were recognized in AOCI until the hedged item was recognized in earnings. Hedge effectiveness was assessed quarterly based on total changes in the derivatives' fair value. Any ineffective portion of the derivative instrument's change in fair value was recognized immediately in earnings.

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

Income Taxes and Uncertain Tax Positions

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently payable plus deferred income taxes related to certain income and expenses recognized in different periods for financial and income tax reporting purposes. Deferred income tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when assets are recovered or liabilities are settled. Deferred income taxes are also recognized for net operating loss carry forwards and tax credits that are available to offset future income taxes. Deferred income taxes are measured by applying currently enacted tax rates to the differences between financial statement and income tax reporting. We routinely assess the realizability of our deferred tax assets. If we conclude that it is more likely than not that some portion or all of the deferred tax assets will not be realized under accounting standards, the tax asset would be reduced by a valuation allowance. We consider estimated future taxable income in making such assessments. Numerous judgments and assumptions are inherent in the determination of future taxable income, including factors such as future operating conditions (particularly as related to prevailing oil and natural gas prices). There can be no assurance that facts and circumstances will not materially change and require us to establish deferred tax asset valuation allowances in a future period.

Accounting guidance for recognizing and measuring uncertain tax positions prescribes a more likely than not recognition threshold that a tax position must meet for any of the benefit of the uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding de-recognition, classification and disclosure of these uncertain tax positions. Based on this guidance, we regularly analyze tax positions taken or expected to be taken in a tax return based on the threshold prescribed. Tax positions that do not meet or exceed this threshold are considered uncertain tax positions. Penalties, if any, related to uncertain tax positions would be recorded in other expenses. We currently do not have any uncertain tax positions recorded as of December 31, 2015.

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

New Accounting Pronouncements

For further information on the effects of recently adopted accounting pronouncements and the potential effects of new accounting pronouncements, refer to the Summary of Significant Accounting Policies footnote (Note 2) in the notes to consolidated financial statements.

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

Commodity Price Risk

Our primary market risk exposure is in the prices we receive for our production. Commodity pricing is primarily driven by the prevailing worldwide price for crude oil and spot regional market prices applicable to our U.S. natural gas production. Pricing for oil, natural gas and NGLs has been volatile and unpredictable for several years, and we expect this volatility to continue in the future. For example, the West Texas Intermediate price per Bbl as quoted on the NYMEX was $53.27 per Bbl at December 31, 2014 compared to $37.04 at December 31, 2015. The prices we receive for future production depend on many factors outside of our control, including volatility in the differences between product prices at sales points and the applicable index price. Based on our average daily production and our derivative contracts in place for the year ended December 31, 2015, our annual revenues would have decreased by approximately $0.1 million for each $1.00 per barrel decrease in crude oil prices, $0.1 million for each $0.10 decrease per MMBtu in natural gas prices and $0.8 million for each $1.00 per barrel decrease in NGL prices. We are more susceptible to proved and unproved property impairments due to the current commodity price environment.

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

As of February 2, 2016, we have financial derivative instruments related to oil, natural gas and NGL volumes in place for the following periods indicated. Further detail of these hedges is summarized in the table presented under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations— Capital Resources and Liquidity— Commodity Hedging Activities".

	For the Year 2016		For the Year 2017
	Derivative Volumes	Weighted Average Price	Derivative Volumes	Weighted Average Price
Oil (Bbls)	2,478,600	$80.47	683,250	$75.61
Natural Gas (MMbtu)	1,830,000	4.10	—	—

Interest Rate Risks

At December 31, 2015, we had no amounts outstanding under our Amended Credit Facility and no amounts outstanding during the year. Amounts borrowed under the Amended Credit Facility bear interest at floating rates. At December 31, 2014, we had no amounts outstanding under our Amended Credit Facility. The average annual interest rate incurred on this debt for the year ended December 31, 2014 was 1.9%. A 1.0% increase in each of the average LIBOR rate and federal funds rate for the year ended December 31, 2014 would have resulted in an estimated $1.6 million increase in interest expense assuming a similar average debt level to the year ended December 31, 2014. We also had $0.6 million principal amount of Convertible Notes (with a fixed cash interest rate of 5%), $400.0 million principal amount of 7.625% Senior Notes, $400.0 million principal amount of 7.0% Senior Notes and $3.2 million principal amount of 3.3% Lease Financing Obligation outstanding at December 31, 2015.

Item 8. Financial Statements and Supplementary Data.

The information required by this item is included below in "Item 15. Exhibits, Financial Statement Schedules".

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. As of December 31, 2015, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of December 31, 2015.

Management's Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining internal control over financial reporting. Our internal control over financial reporting is a process designed under the supervision of the Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Management assessed the effectiveness of our internal control over financial reporting. In making this assessment, it used the criteria set forth by the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment we have concluded that, as of December 31, 2015, our internal control over financial reporting is effective.

Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting. That report is set forth below.

Changes in Internal Controls. There has been no change in our internal control over financial reporting during the fourth fiscal quarter of 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Bill Barrett Corporation
Denver, Colorado

We have audited the internal control over financial reporting of Bill Barrett Corporation and subsidiaries (the "Company") as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2015 of the Company and our report dated March 1, 2016 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Denver, Colorado
March 1, 2016

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be included in an amendment to this Form 10-K or in the "Directors and Executive Officers" section, the "Section 16(a) Beneficial Ownership Reporting Compliance" section, the "Code of Business Conduct and Ethics" section and the "Corporate Governance" section of the proxy statement for the 2016 annual meeting of stockholders, in either case, to be filed within 120 days after December 31, 2015, and is incorporated by reference to this report.

Item 11. Executive Compensation.

The information required by this item will be included in an amendment to this Form 10-K or in the "Executive Compensation" section and the "Director Compensation" section of the proxy statement for the 2016 annual meeting of stockholders, in either case, to be filed within 120 days after December 31, 2015, and is incorporated by reference to this report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information regarding beneficial ownership will be included in an amendment to this Form 10-K or in the "Beneficial Owners of Securities" section of the proxy statement for the 2016 annual meeting of stockholders, in either case, to be filed within 120 days after December 31, 2015, and is incorporated by reference to this report.

Equity Compensation Plan Information

The following table provides aggregate information presented as of December 31, 2015 with respect to all compensation plans under which equity securities are authorized for issuance.

	(a)	(b)		(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Averaged Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by shareholders	917,821	$29.25	(1)	1,899,487
Equity compensation plans not approved by shareholders	—	—		—
Total	917,821	$29.25		1,899,487

(1)	The weighted average exercise price relates to the 917,821 outstanding options included in column (a).

Item 13. Certain Relationships and Related Transactions and Director Independence.

The information required by this item will be included in an amendment to this Form 10-K or in the "Approval of Related Party Transactions" section and the "Corporate Governance" section of the proxy statement for the 2016 annual meeting of stockholders, in either case, to be filed within 120 days after December 31, 2015, and is incorporated by reference to this report.

Item 14. Principal Accounting Fees and Services.

The information required by this item will be included in an amendment to this Form 10-K or in the "Fees to Independent Auditors" section of the proxy statement for the 2016 annual meeting of stockholders, in either case, to be filed within 120 days after December 31, 2015, and is incorporated by reference to this report.

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
1.1
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

4.2
Indenture for Senior Debt Securities, dated March 12, 2008, between Bill Barrett Corporation and Deutsche Bank Trust Company Americas, as Trustee. [Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed with the Commission on March 12, 2008.]

4.3
First Supplemental Indenture for 5.00% Convertible Senior Notes due 2028, dated March 12, 2008, by and between Bill Barrett Corporation and Deutsche Bank Trust Company Americas, as Trustee (including form of notes). [Incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed on March 12, 2008.]

4.4
Second Supplemental Indenture for 5.00% Convertible Senior Notes due 2028, dated July 8, 2009, by and between Bill Barrett Corporation, Circle B Land Company LLC, and Deutsche Bank Trust Company Americas, as Trustee. [Incorporated by reference to Exhibit 4.3 of our Current Report on Form 8-K filed on July 8, 2009.]

4.5
Third Supplemental Indenture for 5.00% Convertible Senior Notes due 2028, dated August 3, 2011, by and between Bill Barrett Corporation, Circle B Land Company LLC, GB Acquisition Corporation, Elk Production Uintah, LLC, Aurora Gathering, LLC, and Deutsche Bank Trust Company Americas, as Trustee. [Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed on February 2, 2012.]

Exhibit Number	Description of Exhibits
4.6
Indenture for Senior Debt Securities, dated July 8, 2009, between Bill Barrett Corporation, Bill Barrett CBM Corporation, Bill Barrett CBM, LLC, Circle B Land Company LLC, and Deutsche Bank Trust Company Americas, as Trustee. [Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed with the Commission on July 8, 2009.]

4.7
Third Supplemental Indenture for 7.625% Senior Notes due 2019, dated September 27, 2011, by Bill Barrett Corporation, Bill Barrett CBM Corporation, Circle B Land Company LLC, GB Acquisition Corporation, Elk Production Uintah, LLC, Aurora Gathering, LLC and Deutsche Bank Trust Company Americas, as Trustee (including form of Notes). [Incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K with the Commission on September 27, 2011.]

4.8
Fourth Supplemental Indenture for 7% Senior Notes due 2022, dated March 12, 2012, among the Company, Circle B Land Company LLC, Bill Barrett CBM Corporation, GB Acquisition Corporation, Elk Production Uintah, LLC, Aurora Gathering, LLC, and Deutsche Bank Trust Company Americas, as Trustee [Incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed with the Commission March 12, 2012.]

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

10.1(d)
Third Amendment, dated effective as of April 9, 2015, to Third Amended and Restated Credit Agreement, dated as of March 16, 2010, among Bill Barrett Corporation, certain of its subsidiaries party thereto and the banks named therein. [Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the Commission on April 9, 2015.]

10.1(e)
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

10.4*	Revised Form of Stock Option Agreement for 2004 Stock Option Plan. [Incorporated by reference to Exhibit 10.19 to our Annual Report on Form 10-K for the year ended December 31, 2005.]

10.5*	2008 Stock Incentive Plan. [Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on May 16, 2008.]

Exhibit Number	Description of Exhibits
10.6*	Form of Stock Option Agreement for 2008 Stock Incentive Plan. [Incorporated by reference to Exhibit 10.16 to our Annual Report on Form 10-K for the year ended December 31, 2008.]

10.7*	2012 Equity Incentive Plan. [Incorporated by reference to Appendix B to our Definitive Proxy Statement filed with the Commission on April 4, 2012.]

10.8*	Form of Restricted Common Stock Unit Award for 2012 Equity Incentive Plan. [Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the Commission on July 2, 2012.]

10.9*	Performance Cash Bonus Plan. [Incorporated by reference to Appendix A to our Proxy Statement for the 2011 Annual Meeting of Stockholders filed with the Commission on March 25, 2011.]

10.10*
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

BILL BARRETT CORPORATION

Date:	March 1, 2016	By:	/s/ R. Scot Woodall
R. Scot Woodall
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title		Date

/s/ R. Scot Woodall			Chief Executive Officer, President, and Director (Principal Executive Officer)	March 1, 2016
R. Scot Woodall

/s/ Robert W. Howard			Chief Financial Officer and Treasurer (Principal Financial Officer)	March 1, 2016
Robert W. Howard

/s/ David R. Macosko			Senior Vice President— Accounting (Principal Accounting Officer)	March 1, 2016
David R. Macosko

/s/ Carin M. Barth			Director	March 1, 2016
Carin M. Barth

/s/ William F. Owens			Director	March 1, 2016
William F. Owens

/s/ Kevin O. Meyers			Director	March 1, 2016
Kevin O. Meyers

/s/ Jim W. Mogg			Director	March 1, 2016
Jim W. Mogg

/s/ Edmund P. Segner, III			Director	March 1, 2016
Edmund P. Segner, III

/s/ Randy I. Stein			Director	March 1, 2016
Randy I. Stein

/s/ Michael E. Wiley			Director	March 1, 2016
Michael E. Wiley

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Bill Barrett Corporation
Denver, Colorado

We have audited the accompanying consolidated balance sheets of Bill Barrett Corporation and subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), cash flows, and stockholders' equity for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Bill Barrett Corporation and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2016 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Denver, Colorado
March 1, 2016

BILL BARRETT CORPORATION

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2015	2014
	(in thousands, except share data)
Assets:
Current assets:
Cash and cash equivalents	$128,836	$165,904
Accounts receivable, net of allowance for doubtful accounts	43,461	112,209
Derivative assets	99,809	145,226
Prepayments and other current assets	2,211	2,766
Total current assets	274,317	426,105
Property and equipment - at cost, successful efforts method for oil and gas properties:
Proved oil and gas properties	2,000,210	2,009,292
Unproved oil and gas properties, excluded from amortization	79,198	148,834
Oil and gas properties held for sale, net of amortization and impairment	—	9,234
Furniture, equipment and other	26,021	39,963
	2,105,429	2,207,323
Accumulated depreciation, depletion, amortization and impairment	(934,745)	(454,202)
Total property and equipment, net	1,170,684	1,753,121
Deferred income tax asset	38,219	—
Derivative assets	19,662	49,750
Deferred financing costs and other noncurrent assets	12,347	15,508
Total	$1,515,229	$2,244,484
Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable and accrued liabilities	$64,337	$126,252
Amounts payable to oil and gas property owners	15,657	19,187
Production taxes payable	26,578	38,060
Deferred income taxes	38,219	55,418
Current portion of long-term debt	440	25,770
Total current liabilities	145,231	264,687
Long-term debt	803,361	803,222
Asset retirement obligations	14,066	21,592
Liabilities associated with assets held for sale	—	146
Deferred income taxes	—	122,350
Derivatives and other noncurrent liabilities	3,155	2,999
Stockholders' equity:
Common stock, $0.001 par value; authorized 150,000,000 shares; 49,864,512 and 49,526,637 shares issued and outstanding at December 31, 2015 and 2014, respectively, with 1,471,508 and 1,407,141 shares subject to restrictions, respectively	48	48
Additional paid-in capital	921,318	913,619
Retained earnings (Accumulated deficit)	(371,950)	115,821
Treasury stock, at cost: zero shares at December 31, 2015 and 2014, respectively	—	—
Total stockholders' equity	549,416	1,029,488
Total	$1,515,229	$2,244,484

See notes to Consolidated Financial Statements.

BILL BARRETT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2015	2014	2013
	(in thousands, except share and per share data)
Operating and Other Revenues:
Oil, gas and NGL production	$204,537	$464,137	$565,555
Other	3,355	8,154	2,538
Total operating and other revenues	207,892	472,291	568,093
Operating Expenses:
Lease operating expense	42,753	60,308	70,217
Gathering, transportation and processing expense	3,482	35,437	67,269
Production tax expense	12,197	31,333	27,172
Exploration expense	153	453	337
Impairment, dry hole costs and abandonment expense	575,310	46,881	238,398
(Gain) loss on divestitures	1,745	100,407	—
Depreciation, depletion and amortization	205,275	235,805	279,775
Unused commitments	19,099	4,434	—
General and administrative expense	53,890	53,361	64,902
Total operating expenses	913,904	568,419	748,070
Operating Income (Loss)	(706,012)	(96,128)	(179,977)
Other Income and Expense:
Interest and other income	565	1,294	1,646
Interest expense	(65,305)	(69,623)	(88,507)
Commodity derivative gain (loss)	104,147	197,447	(23,068)
Gain (loss) on extinguishment of debt	1,749	—	(21,460)
Total other income and expense	41,156	129,118	(131,389)
Income (Loss) before Income Taxes	(664,856)	32,990	(311,366)
(Provision for) Benefit from Income Taxes	177,085	(17,909)	118,633
Net Income (Loss)	$(487,771)	$15,081	$(192,733)
Net Income (Loss) Per Common Share, Basic	$(10.10)	$0.31	$(4.06)
Net Income (Loss) Per Common Share, Diluted	$(10.10)	$0.31	$(4.06)
Weighted Average Common Shares Outstanding, Basic	48,303,276	48,010,730	47,496,857
Weighted Average Common Shares Outstanding, Diluted	48,303,276	48,435,725	47,496,857

See notes to Consolidated Financial Statements.

BILL BARRETT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Net Income (Loss)	$(487,771)	$15,081	$(192,733)
Other Comprehensive Income (Loss), net of tax:
Effect of derivative financial instruments	—	(669)	(4,663)
Other comprehensive income (loss)	—	(669)	(4,663)
Comprehensive Income (Loss)	$(487,771)	$14,412	$(197,396)

See notes to Consolidated Financial Statements.

BILL BARRETT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Operating Activities:
Net Income (Loss)	$(487,771)	$15,081	$(192,733)
Adjustments to reconcile to net cash provided by operations:
Depreciation, depletion and amortization	205,275	235,805	279,775
Deferred income taxes	(176,797)	16,644	(117,050)
Impairment, dry hole costs and abandonment expense	575,310	46,881	238,398
Commodity derivative (gain) loss	(104,147)	(197,447)	23,068
Settlements of commodity derivatives	179,652	(1,888)	5,315
Stock compensation and other non-cash charges	10,040	11,352	16,027
Amortization of debt discounts and deferred financing costs	4,624	4,264	5,604
(Gain) loss on extinguishment of debt	(1,749)	—	21,460
(Gain) loss on sale of properties	1,745	100,407	(130)
APIC pool for excess tax benefits related to share-based compensation	—	—	1,259
Change in operating assets and liabilities:
Accounts receivable	20,995	32,163	14,294
Prepayments and other assets	311	1,643	1,394
Accounts payable, accrued and other liabilities	(18,798)	5,119	(35,600)
Amounts payable to oil and gas property owners	(3,530)	(7,132)	9,997
Production taxes payable	(11,482)	(1,175)	(5,813)
Net cash provided by (used in) operating activities	193,678	261,717	265,265
Investing Activities:
Additions to oil and gas properties, including acquisitions	(324,534)	(580,943)	(445,479)
Additions of furniture, equipment and other	(1,223)	(3,658)	(2,254)
Proceeds from sale of properties and other investing activities	123,122	555,296	310,704
Cash paid for short-term investments	(114,883)	—	—
Proceeds from the sale of short-term investments	115,000	—	—
Net cash provided by (used in) investing activities	(202,518)	(29,305)	(137,029)
Financing Activities:
Proceeds from debt	—	165,000	420,000
Principal and redemption premium payments on debt	(25,191)	(283,546)	(576,422)
Proceeds from stock option exercises	—	126	6,385
APIC pool for excess tax benefits related to share-based compensation	—	—	(1,259)
Deferred financing costs and other	(3,037)	(2,683)	(1,790)
Net cash provided by (used in) financing activities	(28,228)	(121,103)	(153,086)
Increase (Decrease) in Cash and Cash Equivalents	(37,068)	111,309	(24,850)
Beginning Cash and Cash Equivalents	165,904	54,595	79,445
Ending Cash and Cash Equivalents	$128,836	$165,904	$54,595

See notes to Consolidated Financial Statements.

BILL BARRETT CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Treasury Stock	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance at December 31, 2012	$47	$883,923	$293,473	$—	$5,332	$1,182,775
Exercise of options, restricted stock activity and shares exchanged for exercise and tax withholding	1	6,384	—	(1,778)	—	4,607
APIC pool for excess tax benefits related to share-based compensation	—	(1,259)	—	—	—	(1,259)
Stock-based compensation	—	16,991	—	—	—	16,991
Retirement of treasury stock	—	(1,778)	—	1,778	—	—
Net income (loss)	—	—	(192,733)	—	—	(192,733)
Effect of derivative financial instruments, net of $2,802 of taxes	—	—	—	—	(4,663)	(4,663)
Balance at December 31, 2013	48	904,261	100,740	—	669	1,005,718
Exercise of options, restricted stock activity and shares exchanged for exercise and tax withholding	—	126	—	(2,684)	—	(2,558)
Stock-based compensation	—	11,916	—	—	—	11,916
Retirement of treasury stock	—	(2,684)	—	2,684	—	—
Net income (loss)	—	—	15,081	—	—	15,081
Effect of derivative financial instruments, net of $410 of taxes	—	—	—	—	(669)	(669)
Balance at December 31, 2014	48	913,619	115,821	—	—	1,029,488
Exercise of options, restricted stock activity and shares exchanged for exercise and tax withholding	—	—	—	(1,173)	—	(1,173)
Stock-based compensation	—	10,468	—	—	—	10,468
Retirement of treasury stock	—	(1,173)	—	1,173	—	—
Settlement of convertible notes	—	(1,596)	—	—	—	(1,596)
Net income (loss)	—	—	(487,771)	—	—	(487,771)
Balance at December 31, 2015	$48	$921,318	$(371,950)	$—	$—	$549,416

See notes to Consolidated Financial Statements.

BILL BARRETT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2015, 2014 and 2013

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

Short-term Investments. Short-term investments have maturities of more than three months and less than one year. The Company's held-to-maturity securities entered into during 2015 have all matured as of December 31, 2015.

Accounts Receivable. Accounts receivable is comprised of the following:

	As of December 31,
	2015	2014
	(in thousands)
Accrued oil, gas and NGL sales	$33,594	$35,099
Due from joint interest owners	8,373	27,937
Other (1)	1,508	49,187
Allowance for doubtful accounts	(14)	(14)
Total accounts receivable	$43,461	$112,209

(1)
Other includes a receivable of $47.6 million (including $4.7 million due to another industry partner) related to a settlement agreement with the U.S. Department of Interior resulting in the cancellation of certain Cottonwood Gulch natural gas leases during the year ended December 31, 2014.

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

Materials and supplies consist primarily of tubular goods and well equipment to be used in future drilling operations or repair operations and are carried at the lower of cost or market value.

The following table sets forth the net capitalized costs and associated accumulated DD&A and non-cash impairments relating to the Company's oil, natural gas and NGL producing activities:

	As of December 31,
	2015	2014
	(in thousands)
Proved properties	$320,538	$390,482
Wells and related equipment and facilities	1,592,716	1,537,370
Support equipment and facilities	77,785	68,371
Materials and supplies	9,171	13,069
Total proved oil and gas properties	$2,000,210	$2,009,292
Unproved properties	33,336	78,898
Wells and facilities in progress	45,862	69,936
Total unproved oil and gas properties, excluded from amortization	$79,198	$148,834
Assets held for sale	—	9,234
Accumulated depreciation, depletion, amortization and impairment	(918,510)	(427,954)
Total oil and gas properties, net	$1,160,898	$1,739,406

All exploratory wells are evaluated for economic viability within one year of well completion. Exploratory wells that discover potentially economic reserves in areas where a major capital expenditure would be required before production could begin, and where the economic viability of that major capital expenditure depends upon the successful completion of further exploratory work in the area, remain capitalized if the well finds a sufficient quantity of reserves to justify its completion as a producing well and the Company is making sufficient progress assessing the reserves and the economic and operating viability of the project. As of December 31, 2015 and 2014, there were no exploratory well costs that had been capitalized for a period greater than one year since the completion of drilling.

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

The Company recognized non-cash impairment charges, which were included within impairment, dry hole costs and abandonment expense in the Consolidated Statements of Operations, as follows:

	Year Ended December 31,
	2015		2014		2013
	(in thousands)
Non-cash impairment of proved oil and gas properties	$559,282	(1)	$15,761	(2)	$206,953	(4)
Non-cash impairment of unproved oil and gas properties	13,156	(1)	24,082	(3)	19,598	(4)
Non-cash impairment of inventory	—		340		—
Dry hole costs	123		101		1,124
Abandonment expense	2,749		6,597		10,723
Total non-cash impairment, dry hole costs and abandonment expense	$575,310		$46,881		$238,398

(1)
Due to the continued decline in oil prices, the Company recognized a non-cash impairment charge associated with the Company's Uinta Oil Program proved and unproved oil and gas properties for the year ended December 31, 2015.

(2)
As a result of the Powder River Oil Divestiture (see Note 4), the carrying values of the remaining properties were analyzed relative to their estimated fair market value. As a result, the Company recognized impairment of $14.8 million. These properties were classified as held for sale as of December 31, 2014. The remaining impairment of $1.0 million related to the West Tavaputs Divestiture (see Note 4) based on a true up of previously estimated carrying value.

(3)
As a result of unfavorable drilling and completion results in the Paradox Basin, the Company recognized an impairment of $11.6 million related to unproved oil and gas properties. In addition, the Company recognized an impairment of $6.1 million related to certain unproved oil and gas properties in the Uinta Basin as a result of having no future plans to evaluate certain acreage positions. The Company recognized an impairment of $6.4 million to unproved oil and gas properties as the result of the Powder River Oil Divestiture discussed in (2) above.

(4)
As a result of an analysis of remaining carrying values relative to fair market values resulting from the West Tavaputs Divestiture (see Note 4), $207.0 million and $2.5 million of proved and unproved property impairment, respectively, was incurred during the year ended December 31, 2013. As a result of having no future plans to evaluate remaining acreage and estimated market value below carrying value within various exploration projects, an additional $17.1 million of unproved property impairment was incurred during the year ended December 31, 2013.

The provision for DD&A of oil and gas properties is calculated on a field-by-field basis using the unit-of-production method. Natural gas and NGLs are converted to an oil equivalent, Boe, at the standard rate of six Mcf to one Boe and forty-two gallons to one Boe, respectively. Estimated future dismantlement, restoration and abandonment costs are taken into consideration by this calculation.

Accounts Payable and Accrued Liabilities. Accounts payable and accrued liabilities are comprised of the following:

	As of December 31,
	2015	2014
	(in thousands)
Accrued drilling, completion and facility costs	$32,895	$68,124
Accrued lease operating, gathering, transportation and processing expenses	4,930	12,526
Accrued general and administrative expenses	10,962	8,482
Accrued interest payable	13,918	14,284
Accrued payables for property sales	167	16,296
Trade payables and other	1,465	6,540
Total accounts payable and accrued liabilities	$64,337	$126,252

Environmental Liabilities. Environmental expenditures that relate to an existing condition caused by past operations and that do not contribute to current or future revenue generation are expensed. Environmental liabilities are accrued when environmental assessments and/or clean-ups are probable, and the costs can be reasonably estimated.

Revenue Recognition. Oil, gas and NGL revenues are recognized when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred and title has transferred, and collectability of the revenue is reasonably assured. The Company uses the sales method to account for gas and NGL imbalances. Under this method, revenues are recorded on the basis of gas and NGLs actually sold by the Company. In addition, the Company records revenues for its share of gas and NGLs sold by other owners that cannot be volumetrically balanced in the future due to insufficient remaining reserves. The Company also reduces revenues for other owners' gas and NGLs sold by the Company that cannot be volumetrically balanced in the future due to insufficient remaining reserves. The Company's remaining over- and under- produced gas and NGLs balancing positions are taken into account in determining the Company's proved oil, gas and NGL reserves. Imbalances at December 31, 2015 and 2014 were not material.

Derivative Instruments and Hedging Activities. The Company periodically uses derivative financial instruments to achieve a more predictable cash flow from its oil, natural gas and NGL sales by reducing its exposure to price fluctuations. Derivative instruments are recorded at fair market value and are included in the Consolidated Balance Sheets as assets or liabilities.

Income Taxes. Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently payable plus deferred income taxes related to certain income and expenses recognized in different periods for financial and income tax reporting purposes. Deferred income tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when assets are recovered or liabilities are settled. Deferred income taxes also include tax credits and net operating losses that are available to offset future income taxes. Deferred income taxes are measured by applying currently enacted tax rates. Deferred tax assets are regularly reviewed, considering all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, taxable strategies and results of recent operations. The assumptions about future taxable income require significant judgment to determine whether it is more likely than not that the deferred tax asset is expected to be realized.

The Company accounts for uncertainty in income taxes for tax positions taken or expected to be taken in a tax return. Only tax positions that meet the more-likely-than-not recognition threshold are recognized. The Company does not have any uncertain tax positions recorded as of December 31, 2015.

Earnings/Loss Per Share. Basic net income (loss) per common share is calculated by dividing net income (loss) attributable to common stock by the weighted average number of common shares outstanding during each period. Diluted net income (loss) per common share is calculated by dividing net income (loss) attributable to common stock by the weighted average number of common shares outstanding and other dilutive securities. Potentially dilutive securities for the diluted net income per common share calculations consist of nonvested shares of common stock, in-the-money outstanding stock options to purchase the Company's common stock and shares into which the Convertible Notes are convertible.

In satisfaction of its obligation upon conversion of the Convertible Notes, the Company may elect to deliver, at its option, cash, shares of its common stock or a combination of cash and shares of its common stock. As of December 31, 2015, the Company expected to settle the remaining Convertible Notes in cash. Therefore, the treasury stock method was used to measure the potentially dilutive impact of shares associated with that remaining conversion feature. The Company has the right at any time with at least 30 days' notice to call the Convertible Notes and the holders have the right to require the Company to purchase the notes on March 20, 2018 and March 20, 2023. The Convertible Notes have not been dilutive since their issuance in March 2008 and, therefore, did not impact the diluted net income per common share calculation for the year ended December 31, 2014. When there is a loss from continuing operations, as was the case for the years ended December 31, 2015 and 2013, all potentially dilutive shares are anti-dilutive and are consequently excluded from the calculation of diluted earnings per share. The diluted net income per common share excludes the anti-dilutive effect of 1,406,938 stock options and nonvested shares of common stock for the year ended December 31, 2014.

The following table sets forth the calculation of basic and diluted net income (loss) per share:

	Year Ended December 31,
	2015	2014	2013
	(in thousands, except per share amounts)
Net income (loss)	$(487,771)	$15,081	$(192,733)
Basic weighted-average common shares outstanding in period	48,303	48,011	47,497
Add dilutive effects of stock options and nonvested shares of common stock	—	425	—
Diluted weighted-average common shares outstanding in period	48,303	48,436	47,497
Basic net income (loss) per common share	$(10.10)	$0.31	$(4.06)
Diluted net income (loss) per common share	$(10.10)	$0.31	$(4.06)

Industry Segment and Geographic Information. The Company operates in one industry segment, which is the development and production of crude oil, natural gas and NGLs, and all of the Company's operations are conducted in the continental United States. Consequently, the Company currently reports as a single industry segment.

New Accounting Pronouncements. In November 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-17, Balance Sheet Classification of Deferred Taxes. The objective of this update is to require deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. ASU 2015-17 is effective for the annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. The standard will be adopted retrospectively and will not have a significant impact on the Company's disclosures and financial statements.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. The objective of this update is to require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for the annual periods beginning after December 15, 2015, and for interim periods within that annual period. The standard will be adopted retrospectively and will not have a significant impact on the Company's disclosures and financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The objective of this update is to clarify the principles for recognizing revenue and to develop a common revenue standard. ASU 2015-14 deferred the effective reporting periods of ASU 2014-09, and it is now effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company is currently evaluating the potential impact that the adoption will have on the Company's disclosures and financial statements.

3. Supplemental Disclosures of Cash Flow Information

Supplemental cash flow information is as follows:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Cash paid for interest, net of amount capitalized	$61,047	$65,935	$94,205
Cash paid for income taxes	2	1	1,163
Supplemental disclosures of non-cash investing and financing activities:
Accrued receivables - oil and gas properties (1)	—	42,872	—
Accrued liabilities - oil and gas properties	33,805	72,297	75,340
Change in asset retirement obligations, net of disposals	(9,101)	(22,740)	(6,996)
Retirement of treasury stock	(1,173)	(2,684)	(1,778)
Fair value of properties exchanged in non-cash transactions	—	77,078	—
Transfer of lease financing obligation	—	36,075	45,190

(1)	Includes a receivable of $42.9 million related to a settlement agreement with the U.S. Department of Interior resulting in the cancellation of certain Cottonwood Gulch natural gas leases in 2014.

4. Divestitures and Assets Held for Sale

2015 Divestitures.

On February 27, 2015, the Company sold its remaining Powder River Basin assets, which included 19,492 net mineral acres. The Company received $9.3 million in cash proceeds, after initial closing estimates. These assets were classified as held for sale in the Consolidated Balance Sheet as of December 31, 2014. Upon the classification as held for sale, the assets were analyzed relative to their fair market values. The Company recognized proved and unproved property impairment of $14.8 million and $6.4 million, respectively, during the year ended December 31, 2014, with respect to these properties.

Also during the year ended December 31, 2015, the Company sold certain non-core assets located in the DJ Basin with two separate transactions closing on October 21, 2015 and November 30, 2015, respectively. These asset sales included approximately 23,000 net acres (76% proved developed) and interests in legacy vertical producing wells for cash proceeds of $30.7 million. The divestiture proceeds are subject to customary purchase price adjustments and will be finalized in 2016.

On November 30, 2015, the Company sold certain non-core assets located in the Uinta Basin, which included approximately 17,600 net acres and interests in producing wells for cash proceeds of $26.0 million. The divestiture proceeds are subject to customary purchase price adjustments and will be finalized in 2016.

2014 Divestitures.

During the year ended December 31, 2014, the Company completed the sale or exchange of the majority of its Powder River Basin assets (the "Powder River Oil Divestiture") in four separate transactions with effective dates of April 1, 2014 and closing dates during the three months ended September 30, 2014. The sale resulted in net cash proceeds of $30.0 million after closing adjustments. The divestiture proceeds were subject to customary purchase price adjustments and were finalized during 2015. Three transactions involved the cumulative sale of 17,497 net mineral acres. The fourth transaction involved an exchange of 29,015 net mineral acres in the Powder River Basin for 7,856 net mineral acres within the southern block of the Company's operated Northeast Wattenberg area of the Denver-Julesburg Basin, valued at $71.0 million. Assets sold or exchanged as part of the overall Powder River Oil Divestiture included $86.2 million in proved and $40.6 million in unproved oil and gas properties, net of accumulated depreciation, depletion, amortization and impairment of $33.1 million and $1.3 million in asset retirement obligations. A loss on sale of $24.4 million related to these transactions is included within operating expenses in the Consolidated Statements of Operations.

On September 30, 2014, the Company completed the sale of its Gibson Gulch natural gas program in the Piceance Basin (the "Piceance Divestiture"). The Company received $498.7 million in cash proceeds, after closing adjustments. The divestiture proceeds were subject to customary purchase price adjustments and were finalized during 2015. In addition to the cash proceeds, the Company recognized non-cash proceeds of $22.4 million related to the buyer's assumption of certain of the Company's asset retirement obligation and $36.1 million related to the transfer of the Company's lease financing obligation described in Note 5 (the "Lease Financing Obligation"). A loss on sale of $79.5 million related to this transaction is included within operating expenses in the Consolidated Statements of Operations. The carrying amounts by major asset class within the disposal group for the Piceance Divestiture are summarized below (in thousands):

Assets:
Proved properties	$1,320,745
Furniture, equipment and other	4,907
Accumulated depreciation, depletion, amortization and impairment	(688,864)
Total assets	$636,788
Liabilities:
Asset retirement obligation	$22,448
Lease financing obligation	36,075
Other liabilities	84
Total liabilities	$58,607
Net assets	$578,181

2013 Divestitures.

On December 10, 2013, the Company completed the sale of its West Tavaputs natural gas assets in the Uinta Basin (the "West Tavaputs Divestiture"). The Company received $308.7 million in cash proceeds after closing adjustments. The divestiture proceeds were subject to customary purchase price adjustments and were finalized during 2014. The Company recognized an impairment loss of $1.0 million during the year ended December 31, 2014 related to these assets based upon a true up of previously estimated carrying value. An initial impairment loss of $209.5 million related to these assets was recognized during the year ended December 31, 2013.

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

5. Long-Term Debt

The Company's outstanding debt is summarized below:

		As of December 31, 2015		As of December 31, 2014
	Maturity Date	Principal	Carrying Amount	Principal	Carrying Amount
		(in thousands)
Amended Credit Facility	April 9, 2020	$—	$—	$—	$—
Convertible Notes (1)(2)	March 15, 2028	579	579	25,344	25,344
7.625% Senior Notes (3)	October 1, 2019	400,000	400,000	400,000	400,000
7.0% Senior Notes (4)	October 15, 2022	400,000	400,000	400,000	400,000
Lease Financing Obligation (5)	August 10, 2020	3,222	3,222	3,648	3,648
Total Debt		$803,801	$803,801	$828,992	$828,992
Less: Current Portion of Long-Term Debt (6)(7)		440	440	25,770	25,770
Total Long-Term Debt		$803,361	$803,361	$803,222	$803,222

(1)
The aggregate estimated fair value of the Convertible Notes was approximately $0.5 million and $25.1 million as of December 31, 2015 and 2014, respectively, based on reported market trades of these instruments. On March 20, 2015, the holders put 98% of the Convertible Notes to the Company, leaving $0.6 million principal amount remaining.

(2)
The Company has the right at any time, with at least 30 days' notice, to call the Convertible Notes, and the holders have the right to require the Company to purchase the notes on each of March 20, 2018 and March 20, 2023.

(3)
The aggregate estimated fair value of the 7.625% Senior Notes was approximately $270.2 million and $359.8 million as of December 31, 2015 and 2014, respectively, based on reported market trades of these instruments.

(4)
The aggregate estimated fair value of the 7.0% Senior Notes was approximately $272.0 million and $366.0 million as of December 31, 2015 and 2014, respectively, based on reported market trades of these instruments.

(5)
The aggregate estimated fair value of the Lease Financing Obligation was approximately $3.1 million and $3.5 million as of December 31, 2015 and 2014, respectively. As there is no active public market for the Lease Financing Obligation, the aggregate estimated fair value was based on market-based parameters of comparable term secured financing instruments.

(6)	The current portion of long-term debt as of December 31, 2015 includes the current portion of the Lease Financing Obligation.

(7)	The current portion of long-term debt as of December 31, 2014 includes the current portion of the Lease Financing Obligation and the principal amount of the Convertible Notes.

Amended Credit Facility

The Company is party to a Third Amended and Restated Credit Agreement dated March 16, 2010 (the "Amended Credit Facility") with 13 lenders. The Company entered into two amendments to the Amended Credit Facility in 2015, a Third Amendment entered into in April and a Fourth Amendment entered into in September. The Third Amendment amended the definition of "Maturity Date" in the Amended Credit Facility to mean the earliest of (a) April 9, 2020 or (b) the date 181 days prior to the maturity of certain unsecured senior or senior subordinated debt of ours in existence as of the date of the Third Amendment or that may be incurred by us as of a future date, or any permitted refinancing debt in respect thereof. Due to the Third Amendment, the Company recognized interest expense of $1.6 million and a loss on extinguishment of debt of $0.8 million on the Consolidated Statements of Operations related to the acceleration of deferred financing charges during the year ended December 31, 2015. The Fourth Amendment, among other things, reaffirmed the current borrowing base at $375.0 million and relaxed certain financial covenant requirements. As of December 31, 2015, the Company had no amounts outstanding under the Amended Credit Facility. As credit support for future payment under a contractual obligation, a $26.0 million letter of credit has been issued under the Amended Credit Facility, which reduced the current available borrowing capacity of the Amended Credit Facility as of December 31, 2015 to $349.0 million.

Interest rates under the Amended Credit Facility are LIBOR plus applicable margins of 1.5% to 2.5% or ABR plus 0.5% to 1.5% and the unused commitment fee is between 0.375% to 0.5% based on borrowing base utilization. There have not been any borrowings under the Amended Credit Facility in 2015. The average annual interest rate incurred on the Amended Credit Facility was 1.9% for the year ended December 31, 2014.

The borrowing base under the Amended Credit Facility is determined at the discretion of the lenders, based on the collateral value of our proved reserves that have been mortgaged to such lenders, and is subject to regular re-determinations on, or about April 1 and October 1 of each year, as well as following any property sales. Future borrowing bases will be computed based on proved oil, natural gas and NGL reserves, hedge positions and estimated future cash flows from those reserves calculated using future commodity pricing provided by our lenders, as well as any other outstanding debt. Lower commodity prices will impact the amount lenders will provide for a borrowing base.

The Amended Credit Facility also contains certain financial covenants. The Company is currently in compliance with all financial covenants and has complied with all financial covenants since issuance.

If we fail to comply with the covenants or other terms of any agreements governing our debt, our lenders and holders of our convertible notes and our senior notes may have the right to accelerate the maturity of that debt and foreclose upon the collateral, if any, securing that debt. Realization of any of these factors could adversely affect our financial condition. In September 2015, we obtained an amendment to the Amended Credit Facility that replaced our debt-to-EBITDAX covenant in the facility with a secured debt-to-EBITDAX and EBITDAX-to-interest through March 31, 2018. There can be no assurance that we will be able to obtain similar amendments, or waivers of covenant breaches, in the future if needed.

5% Convertible Senior Notes Due 2028

On March 12, 2008, the Company issued $172.5 million aggregate principal amount of Convertible Notes. On March 20, 2012, $147.2 million of the outstanding principal amount, or approximately 85% of the outstanding Convertible Notes, were put to the Company and redeemed by the Company at par. On March 20, 2015, $24.8 million of the remaining outstanding principal amount, or approximately 98% of the remaining outstanding Convertible Notes, were put to the Company and redeemed by the Company at par. The Company settled the notes in cash and recognized a gain on extinguishment of $2.6 million in the Consolidated Statements of Operations for the year ended December 31, 2015. After the redemption, $0.6 million aggregate principal amount of the Convertible Notes was outstanding as of December 31, 2015. The Convertible Notes mature on March 15, 2028, unless earlier converted, redeemed or purchased by the Company. The Convertible Notes are senior unsecured obligations and rank equal in right of payment to all of the Company's existing and future senior unsecured indebtedness, are senior in right of payment to all of the Company's future subordinated indebtedness, and are effectively subordinated to all of the Company's secured indebtedness with respect to the collateral securing such indebtedness. The Convertible Notes are structurally subordinated to all present and future secured and unsecured debt and other obligations of the Company's subsidiaries. The Convertible Notes are fully and unconditionally guaranteed by the subsidiaries that guarantee the Company's indebtedness under the Amended Credit Facility, the 7.625% Senior Notes and the 7.0% Senior Notes.

The Convertible Notes bear interest at a rate of 5% per annum, payable semi-annually in arrears on March 15 and September 15 of each year. Holders of the remaining Convertible Notes may require the Company to purchase all or a portion of their Convertible Notes for cash on each of March 20, 2018 and March 20, 2023 at a purchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest, if any, up to but excluding the applicable purchase date. The Company has the right, with at least 30 days' notice to call the Convertible Notes.

7.625% Senior Notes Due 2019

On September 27, 2011, the Company issued $400.0 million in principal amount of 7.625% Senior Notes due 2019 at par. The 7.625% Senior Notes mature on October 1, 2019. Interest is payable in arrears semi-annually on April 1 and October 1 beginning April 1, 2012. The 7.625% Senior Notes are senior unsecured obligations of the Company and rank equal in right of payment with all of the Company's other existing and future senior unsecured indebtedness, including the Company's Convertible Notes and 7.0% Senior Notes. The 7.625% Senior Notes are redeemable at the Company's option at a redemption price of 103.813% of the principal amount of the notes on October 1, 2015. The 7.625% Senior Notes are fully and unconditionally guaranteed by the subsidiaries that guarantee the Company's indebtedness under the Amended Credit Facility, the Convertible Notes and the 7.0% Senior Notes. The 7.625% Senior Notes include certain covenants that limit the Company's ability to incur additional indebtedness, make restricted payments, create liens or sell assets and pay dividends. The Company is currently in compliance with all financial covenants and has complied with all financial covenants since issuance.

7.0% Senior Notes Due 2022

On March 12, 2012, the Company issued $400.0 million in aggregate principal amount of 7.0% Senior Notes due 2022 at par. The 7.0% Senior Notes mature on October 15, 2022. Interest is payable in arrears semi-annually on April 15 and October 15 of each year. The 7.0% Senior Notes are senior unsecured obligations and rank equal in right of payment with all of the Company's other existing and future senior unsecured indebtedness, including the Company's Convertible Notes and 7.625% Senior Notes. The 7.0% Senior Notes are redeemable at the Company's option on October 15, 2017 at a redemption price of 103.5% of the principal amount of the notes. The 7.0% Senior Notes are fully and unconditionally guaranteed by the subsidiaries that guarantee the Company's indebtedness under the Amended Credit Facility, the Convertible Notes and the 7.625% Senior Notes. The 7.0% Senior Notes include certain covenants that limit the Company's ability to incur additional indebtedness, make restricted payments, create liens or sell assets and pay dividends. The Company is currently in compliance with all financial covenants and has complied with all financial covenants since issuance.

Lease Financing Obligation Due 2020

The Company has a lease financing obligation with a balance of $3.2 million as of December 31, 2015 whereby the Company sold and subsequently leased back certain compressors and related facilities owned by the Company. The Lease Financing Obligation expires on August 10, 2020, and the Company has the option to purchase the equipment at the end of the lease term for the then current fair market value. The Lease Financing Obligation also contains an early buyout option pursuant to which the Company may purchase the equipment for $1.8 million on February 10, 2019. The lease payments related to the equipment are recognized as principal and interest expense based on a weighted average implicit interest rate of 3.3%. See Note 14 for discussion of aggregate minimum future lease payments.

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

	As of December 31,
	2015	2014	2013
	(in thousands)
Amended Credit Facility (1)
Cash interest	$1,755	$4,837	$6,802
Non-cash interest (2)	2,704	2,342	2,342
9.875% Senior Notes (3)
Cash interest	$—	$—	$13,373
Non-cash interest	—	—	1,361
Convertible Notes (4)
Cash interest	$301	$1,264	$1,267
Non-cash interest	8	5	6
7.625% Senior Notes (5)
Cash interest	$30,500	$30,500	$30,500
Non-cash interest	1,082	1,090	1,070
7.0% Senior Notes (6)
Cash interest	$28,000	$28,000	$28,000
Non-cash interest	806	814	795
Lease Financing Obligation (7)
Cash interest	$110	$638	$2,852
Non-cash interest	24	12	30

(1)	Cash interest includes amounts related to interest and commitment fees paid on the Amended Credit Facility and participation and fronting fees paid on the letter of credit.

(2)	For the year ended December 31, 2015, amount includes $1.6 million related to amending the Amended Credit Facility.

(3)	The stated interest rate for the 9.875% Senior Notes was 9.875% per annum with an effective interest rate of 11.2% per annum. The Company redeemed the 9.875% Senior Notes in full on July 15, 2013.

(4)
The stated interest rate for the Convertible Notes is 5% per annum. The effective interest rate of the Convertible Notes includes amortization of the debt discount, which represented the fair value of the equity conversion feature at the time of issue. The stated interest rate of 5% on the Convertible Notes is the effective interest rate of the $0.6 million remaining principal balance, as the related debt discount was fully amortized as of March 31, 2012.

(5)	The stated interest rate for the 7.625% Senior Notes is 7.625% per annum with an effective interest rate of 8.0% per annum.

(6)	The stated interest rate for the 7.0% Senior Notes is 7.0% per annum with an effective interest rate of 7.2% per annum.

(7)
The effective interest rate for the Lease Financing Obligation is 3.3% per annum. The decrease in cash interest for the year ended December 31, 2015 and 2014, respectively, is due to the Piceance Divestiture in 2014 and West Tavaputs Divestiture in 2013.

6. Asset Retirement Obligations

A reconciliation of the Company's asset retirement obligations for the year ended December 31, 2015, 2014 and 2013 is as follows:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Beginning of period	$22,852	$43,005	$47,616
Liabilities incurred	781	4,027	2,359
Liabilities settled	(739)	(6,283)	(1,096)
Disposition of properties	(9,056)	(23,722)	(13,543)
Accretion expense	1,425	2,587	3,481
Revisions to estimate	(87)	3,238	4,188
End of period	$15,176	$22,852	$43,005
Less: Liabilities associated with properties held for sale	—	146	—
Less: Current asset retirement obligations	1,110	1,114	3,805
Long-term asset retirement obligations	$14,066	$21,592	$39,200

Declining commodity prices may also expose us to unexpected liability for plugging and abandoning wells, and associated reclamation, for assets that were sold to other industry parties in prior years. If such third parties become unable to fulfill their contract obligations to the Company as provided for in purchase and sale agreements, regulatory agencies and landowners may demand that the Company perform such activities. Recent case law in Wyoming has increased such exposure for companies that have divested assets to no longer viable entities, and the Company has received demands from the Bureau of Land Management and a large landowner to plug and abandon wells, and conduct associated reclamation, on properties the Company no longer owns. As of December 31, 2015, any potential liability is not probable nor estimable.

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

Level 2 – Pricing inputs are other than quoted prices in active markets included in Level 1, and are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category include non-exchange-traded derivatives such as over-the-counter forwards and options.

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

	As of December 31, 2015
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Deferred Compensation Plan	$1,231	$—	$—	$1,231
Cash Equivalents	60,065	—	—	60,065
Commodity Derivatives	—	119,471	—	119,471
Liabilities
Commodity Derivatives	$—	$—	$—	$—

	As of December 31, 2014
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Deferred Compensation Plan	$1,069	$—	$—	$1,069
Cash Equivalents	75,066	—	—	75,066
Commodity Derivatives	—	195,176	—	195,176
Liabilities
Commodity Derivatives	$—	$200	$—	$200

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

Level 1 Fair Value Measurements – The Company maintains a non-qualified deferred compensation plan (as discussed in more detail in Note 11) which allows certain management employees to defer receipt of a portion of their compensation. The Company maintains assets for the deferred compensation plan in a rabbi trust. The assets of the rabbi trust are invested in publicly traded mutual funds and are recorded in prepayments and other current assets and deferred financing costs and other noncurrent assets on the Consolidated Balance Sheets. The Company also has highly liquid cash equivalents in money market funds and commercial paper. The deferred compensation plan financial assets are reported at fair value based on active market quotes, which represent Level 1 inputs. The cash equivalent investments are recorded at carrying value, which approximates fair value, and represents Level 1 inputs. The fair values of the Company's fixed rate 7.625% Senior Notes and 7.0% Senior Notes totaled $542.2 million and $725.8 million as of December 31, 2015 and 2014, respectively. The fair values of the Company's fixed rate Senior Notes are based on active market quotes, which represent Level 1 inputs.

Level 2 Fair Value Measurements – The fair value of crude oil, natural gas and NGL swaps and forwards are estimated using a combined income and market valuation methodology with a mid-market pricing convention based upon forward commodity price and volatility curves. The curves are obtained from independent pricing services reflecting broker market quotes. The Company did not make any adjustments to the obtained curves. The pricing services publish observable market information from multiple brokers and exchanges. No proprietary models are used by the pricing services for the inputs. The Company utilized the counterparties' valuations to assess the reasonableness of the Company's valuations.

There is no active, public market for the Company's Amended Credit Facility, Convertible Notes or Lease Financing Obligation. The Convertible Notes fair value of $0.5 million and $25.1 million as of December 31, 2015 and 2014, respectively, is measured based on market-based parameters of the various components of the Convertible Notes and over the counter trades. The Lease Financing Obligation fair values of $3.1 million and $3.5 million as of December 31, 2015 and 2014, respectively, are measured based on market-based parameters of comparable term secured financing instruments. The fair value measurements for the Amended Credit Facility, Convertible Notes and Lease Financing Obligation represent Level 2 inputs.

Level 3 Fair Value Measurements – As of December 31, 2015 and 2014, the Company did not have assets or liabilities that were measured on a recurring basis classified under a Level 3 fair value hierarchy.

Assets and Liabilities Measured on a Non-recurring Basis

Oil and gas property costs are evaluated for impairment and reduced to fair value when there is an indication that the carrying costs may not be recoverable. If an impairment is necessary, the fair value is estimated by using either a market approach based on recent sales prices of comparable properties and/or indications from marketing activities or by using the income valuation technique which involves calculating the present value of future revenues. The present value, net of estimated operating and development costs, is calculated using estimates of reserves, future commodity pricing, future production estimates, anticipated capital expenditures and various discount rates commensurate with the risk and current market conditions associated with realizing the projected cash flows (predominantly all of which are designated as Level 3 inputs within the fair value hierarchy). During the year ended December 31, 2015, the Company reduced its Uinta Oil Program assets to a fair value of $180.0 million at September 30, 2015, resulting in a non-cash impairment charge of $572.4 million.

Properties classified as held for sale are valued using a market approach, based on an estimated selling price, as evidenced by current marketing activities, if possible. If an estimated selling price is not available, the Company utilizes the income valuation technique discussed above. No properties were classified as held for sale as of December 31, 2015.

The following table sets forth by level within the fair value hierarchy the Company's non-financial assets and liabilities that were measured at fair value on a nonrecurring basis as of December 31, 2015.

	Net Carrying Value as of December 31, 2015	Fair Value Measurements Using
		Level 1	Level 2	Level 3	Impairment
	(in thousands)
Proved property (1)	$178,221	$—	$—	$178,221	$559,282
Unproved property (1)	5,539	—	—	5,539	13,156

(1)	See Note 2 for additional details on impairment expense recognized.

During the year ended December 31, 2014, the Company recognized impairment on proved and unproved property of $39.8 million. Included in the total impairment charges of $39.8 million was $21.1 million of impairment charges related to the remaining Powder River Basin assets for which the Company utilized third party purchase offers as the basis for determining fair value. This property was classified as held for sale as of December 31, 2014.

The following table sets forth by level within the fair value hierarchy the Company's non-financial assets and liabilities that were measured at fair value on a nonrecurring basis as of December 31, 2014.

	Net Carrying Value as of December 31, 2014	Fair Value Measurements Using
		Level 1	Level 2	Level 3	Impairment
	(in thousands)
Proved property (1)(2)	$6,700	$—	$—	$6,700	$15,761
Unproved property (1)(2)	44,900	—	—	44,900	24,082

(1)	See Note 2 for additional details on impairment expense recognized.

(2)
In its Annual Report on Form 10K for the year ended December 31, 2014, the Company inadvertently disclosed the total net carrying value of proved and unproved properties rather than the amount that was subject to fair value measurement.

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

	As of December 31, 2015
Balance Sheet	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet		Net Amounts of Assets Presented in the Balance Sheet
		(in thousands)
Derivative assets (current)	$99,809	$—		$99,809
Derivative assets (noncurrent)	19,662	—		19,662
Total derivative assets	$119,471	$—		$119,471

	As of December 31, 2014
Balance Sheet	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet		Net Amounts of Assets Presented in the Balance Sheet
		(in thousands)
Derivative assets (current)	$145,426	$(200)	(1)	$145,226
Derivative assets (noncurrent)	49,750	—		49,750
Total derivative assets	$195,176	$(200)		$194,976
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet		Net Amounts of Liabilities Presented in the Balance Sheet
		(in thousands)
Derivative liabilities	$(200)	$200	(2)	$—
Derivatives and other noncurrent liabilities	—	—		—
Total derivative liabilities	$(200)	$200		$—

(1)	Amounts are netted against derivative asset balances with the same counterparty and are therefore presented as a net asset on the Consolidated Balance Sheets.

(2)	Amounts are netted against derivative liability balances with the same counterparty and are therefore presented as a net liability on the Consolidated Balance Sheets.

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

	Derivatives Qualifying as Cash Flow Hedges	Year Ended December 31,
		2015	2014	2013
		(in thousands)
Amount of Gain (Loss) Recognized in AOCI	Commodity Hedges	$—	$—	$—
Amount of Gain (Loss) Reclassified from AOCI into Income (net of tax) (1)(2)	Commodity Hedges	$—	$669	$4,663
Amount of Gain (Loss) Recognized in Income on Ineffective Hedges	Commodity Hedges	$—	$—	$—

(1)	Presented net of income tax expense of $0.4 million and $2.8 million for the years ended December 31, 2014 and 2013, respectively.

(2)	Gains reclassified from AOCI into income are included in the oil, gas and NGL production revenues in the Consolidated Statements of Operations.

As of December 31, 2015, the Company had financial instruments in place to hedge the following volumes for the periods indicated:

	For the Year 2016		For the Year 2017
	Derivative Volumes	Weighted Average Price	Derivative Volumes	Weighted Average Price
Oil (Bbls)	2,478,600	$80.47	683,250	$75.61
Natural Gas (MMbtu)	1,830,000	4.10	—	—

The table below summarizes the commodity derivative gains and losses the Company recognized related to its oil, gas and NGL derivative instruments for the periods indicated:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Commodity derivative settlements on derivatives designated as cash flow hedges (1)	$—	$1,070	$7,463
Total commodity derivative gain (loss) (2)	104,147	197,447	(23,068)

(1)	Included in oil, gas and NGL production revenues in the Consolidated Statements of Operations.

(2)	Included in commodity derivative gain (loss) in the Consolidated Statements of Operations.

The Company's derivative financial instruments are generally executed with major financial or commodities trading institutions that expose the Company to market and credit risks and may, at times, be concentrated with certain counterparties or groups of counterparties. The Company had hedges in place with eight different counterparties as of December 31, 2015. Although notional amounts are used to express the volume of these contracts, the amounts potentially subject to credit risk, in the event of non-performance by the counterparties, are substantially smaller. The creditworthiness of counterparties is subject to continual review by management, and the Company believes all of these institutions currently are acceptable credit risks. Full performance is anticipated, and the Company has no past due receivables from any of its counterparties.

It is the Company's policy to enter into derivative contracts with counterparties that are lenders in the Amended Credit Facility, affiliates of lenders in the Amended Credit Facility or potential lenders in the Amended Credit Facility. The Company's derivative contracts are documented using an industry standard contract known as a Schedule to the Master Agreement and International Swaps and Derivative Association, Inc. ("ISDA") Master Agreement or other contracts. Typical terms for these contracts include credit support requirements, cross default provisions, termination events and set-off provisions. The Company is not required to provide any credit support to its counterparties other than cross collateralization with the properties securing the Amended Credit Facility. The Company has set-off provisions in its derivative contracts with lenders under its Amended Credit Facility which, in the event of a counterparty default, allow the Company to set-off amounts owed to the defaulting counterparty under the Amended Credit Facility or other obligations against monies owed the Company under derivative contracts. Where the counterparty is not a lender under the Company's Amended Credit Facility, the Company may not be able to set-off amounts owed by the Company under the Amended Credit Facility, even if such counterparty is an affiliate of a lender under such facility. The Company does not have any derivative balances that are offset by cash collateral.

9. Income Taxes

The (expense) benefit for income taxes consisted of the following for the periods indicated:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Current:
Federal	$—	$(1,220)	$1,233
State	—	(44)	352
Foreign	—	(1)	(2)
Deferred:
Federal	158,757	(10,246)	107,300
State	18,328	(6,398)	9,750
Total	$177,085	$(17,909)	$118,633

Income tax (expense) benefit differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pretax income from continuing operations as a result of the following:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Income tax (expense) benefit at the federal statutory rate	$232,700	$(11,546)	$108,978
State income taxes, net of federal tax effect	19,399	(932)	6,702
Incentive stock compensation	(69)	(199)	(678)
Nondeductible political contributions and lobbying costs	(11)	(108)	(96)
Nondeductible officer compensation	(110)	(229)	(138)
Other permanent items	(89)	(89)	(52)
Valuation allowance	(74,978)	—	—
Deferred tax related to the changes in overall state tax rates	(74)	(5,230)	3,851
Other, net	317	424	66
Income tax (expense) benefit	$177,085	$(17,909)	$118,633

The tax effects of temporary differences that give rise to significant components of the deferred tax assets and deferred tax liabilities at December 31, 2015 and 2014 are presented below:

	As of December 31,
	2015	2014
	(in thousands)
Current:
Deferred tax assets (liabilities):
Derivative instruments	$(37,846)	$(54,933)
Accrued expenses	230	229
Bad debt expense	5	5
Prepaid expenses	(615)	(702)
Other	7	(17)
Total current deferred tax assets (liabilities)	$(38,219)	$(55,418)

Long-term:
Deferred tax assets:
Net operating loss carryforward	$124,828	$56,529
Deferred offering costs	—	1,182
Stock-based compensation	17,123	15,767
Deferred rent	622	787
Minimum tax credit carryforward	1,402	1,690
Deferred compensation	915	1,062
State tax credit carryforwards	5,641	5,110
Financing obligation	1,428	1,586
Other	269	250
Less: Valuation allowance	(80,088)	(5,110)
Total long-term deferred tax assets	72,140	78,853
Deferred tax liabilities:
Oil and gas properties	(26,466)	(182,385)
Long-term derivative instruments	(7,455)	(18,818)
Total long-term deferred tax assets (liabilities)	(33,921)	(201,203)
Net long-term deferred tax assets (liabilities)	$38,219	$(122,350)

At December 31, 2015, the Company had approximately $333.8 million of federal tax net operating loss carryforwards which expire beginning in 2025. The Company has a federal alternative minimum tax credit carryforward of $1.4 million, which has no expiration date.

In assessing the ability to realize the benefit of the deferred tax assets, management must consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers all available evidence (both positive and negative) in determining whether a valuation allowance is required. Such evidence includes the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment, and judgment is required in considering the relative weight of negative and positive evidence. In regard to the Company's net deferred tax asset position, the Company considered all available evidence in assessing the need for a valuation allowance against the deferred tax asset. The Company recorded a $75.0 million valuation allowance for the year ended December 31, 2015. At December 31, 2015, the Company had approximately $8.7 million of state income tax credit carryforwards that begin expiring in 2018. A valuation allowance against these credits was recorded in 2011. It is currently estimated that the state income tax credits will not be utilized because the Company does not project to have sufficient future taxable income in the appropriate jurisdictions, and therefore the valuation allowance on the full amount of the credit carryforwards will remain.

At December 31, 2015 and 2014, the Consolidated Balance Sheet reflected a net deferred tax liability of zero and $177.8 million, respectively.

The Company accounts for uncertainty in income taxes for tax positions taken or expected to be taken in a tax return. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits. The Company did not have any additions, reductions or settlements of unrecognized tax benefits in the years ended December 2014 and 2013. In 2015, the Company generated no uncertain tax positions.

The Company's policy is to classify accrued penalties and interest related to unrecognized tax benefits in the Company's income tax provision. As of December 31, 2015, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the current year.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and in various states. With few exceptions, the Company is subject to U.S. federal tax examination for years 2012 through 2015 and is subject to state tax examination for years 2011 through 2015.

10. Stockholders' Equity

Common and Preferred Stock. The Company's authorized capital structure consists of 75,000,000 shares of preferred stock, par value $0.001 per share and 150,000,000 shares of common stock, par value $0.001 per share. There are no issued and outstanding shares of preferred stock.

Treasury Stock. The Company may occasionally acquire treasury stock, which is recorded at cost, in connection with the vesting and exercise of stock-based awards or for other reasons. As of December 31, 2015, all treasury stock held by the Company was retired.

The following table reflects the activity in the Company's common and treasury stock for the periods indicated:

	Year Ended December 31,
	2015	2014	2013
Common Stock Outstanding:
Shares at beginning of period	49,526,637	49,152,448	48,150,475
Exercise of common stock options	—	7,926	259,699
Shares issued for 401(k) plan	31,699	36,533	47,235
Shares issued for directors' fees	44,892	44,551	52,081
Shares issued for nonvested shares of common stock	673,087	857,870	1,081,259
Shares retired or forfeited	(411,803)	(572,691)	(438,301)
Shares at end of period	49,864,512	49,526,637	49,152,448
Treasury Stock:
Shares at beginning of period	—	—	—
Treasury stock acquired	109,473	116,813	96,880
Treasury stock retired	(109,473)	(116,813)	(96,880)
Shares at end of period	—	—	—

Accumulated Other Comprehensive Income. The components of accumulated other comprehensive income and related tax effects for the years ended December 31, 2013 and 2014 are as follows:

	Gross	Tax Effect	Net of Tax
	(in thousands)
Accumulated other comprehensive income — December 31, 2012	$8,544	$(3,212)	$5,332
Reclassification adjustment for realized gains on hedges included in net income	(7,465)	2,802	(4,663)
Accumulated other comprehensive income — December 31, 2013	$1,079	$(410)	$669
Reclassification adjustment for realized gains on hedges included in net income	(1,079)	410	(669)
Accumulated other comprehensive income — December 31, 2014 (1)	$—	$—	$—

(1)	All cash flow hedged transactions were completed by December 31, 2014 resulting in a zero balance for AOCI.

11. Equity Incentive Compensation Plans and Other Employee Benefits

The Company maintains various stock-based compensation plans and other employee benefit plans as discussed below. Stock-based compensation is measured at the grant date based on the value of the awards, and the fair value is recognized on a straight-line basis over the requisite service period (usually the vesting period).

The following table presents the non-cash stock-based compensation related to equity awards for the periods indicated:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Common stock options	$652	$2,073	$4,696
Nonvested common stock	6,721	6,845	7,492
Nonvested common stock units (1)	1,115	1,065	1,272
Nonvested performance-based equity	1,652	990	2,174
Total	$10,140	$10,973	$15,634

(1)	Includes non-cash stock-based compensation related to director fees of $0.1 million, $0.1 million and $0.4 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Unrecognized compensation cost as of December 31, 2015 was $10.8 million related to grants of nonvested stock options and nonvested shares of common stock that are expected to be recognized over a weighted-average period of 1.9 years.

Stock Options and Nonvested Common Stock. In May 2012, the Company's stockholders approved and the Company adopted its 2012 Equity Incentive Plan (the "2012 Incentive Plan"). The purpose of the 2012 Incentive Plan is to enhance the Company's ability to attract and retain officers, employees and directors and to provide such persons with an interest in the Company aligned with the interests of stockholders. The 2012 Incentive Plan provides for the grant of stock options (including incentive stock options and non-qualified stock options) and other awards, including performance units, performance shares, share awards, share units, restricted stock, cash incentive, and stock appreciation rights or SARs.

The aggregate number of shares that the Company may issue under the 2012 Incentive Plan may not exceed 2,051,402 shares, subject to adjustment for future stock splits, stock dividends and similar changes in the Company's capitalization. Shares underlying grants that expire without being exercised or are forfeited are available for grant under the 2012 Incentive Plan. The aggregate number of shares of common stock subject to options, stock appreciation rights, or performance-based awards granted to a participant during any calendar year may not exceed 500,000 shares. The 2012 Incentive Plan provides that all awards granted under the 2012 Incentive Plan expire not more than 10 years from the grant date and have an exercise price of no less than the closing price of the Company's common stock on the date of grant.

Currently, the Company's practice is to issue new shares upon stock option exercise. The Company does not expect to repurchase any shares in the open market or issue treasury shares to settle any such exercises. For the years ended December 31, 2015, 2014 and 2013, the Company did not pay cash to repurchase any stock option exercises.

The fair value of each share-based option award under all of the Company's plans is estimated on the date of grant using a Black-Scholes pricing model that incorporates the assumptions noted in the following table. Estimated expected volatilities were based on historical volatility of the Company's common stock. The Company does not expect to declare or pay dividends in the foreseeable future; thus, the Company used a 0% expected dividend yield, which is comparable to most of its peers in the industry. The expected terms range from 0.09 years to 6.0 years, or a weighted average of 4.3 years to 4.6 years, based on 25% of each grant's vesting on each anniversary date and factoring in potential blackout dates, historic exercises and expectations of future employee behavior. The risk-free rate is based on the U.S. Treasury yield curve in effect on the date of grant and extrapolated to approximate the expected life of the award. The Company estimated a 4% to 10% annual compounded forfeiture rate for the year 2012 based on historical employee turnover and actual forfeitures. The Company did not grant any share-based option awards during the years 2015, 2014 or 2013.

A summary of share-based option activity under all the Company's plans as of December 31, 2015, and changes during the year then ended, is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2015	1,339,365	$32.47
Granted	—	$—
Exercised	—	$—
Forfeited or expired	(421,544)	$39.50
Outstanding at December 31, 2015	917,821	$29.25	1.32	$—
Vested and expected to vest, at December 31, 2015 through the life of the options	917,318	$28.17	1.51	$—
Vested and exercisable at December 31, 2015	862,646	$29.37	1.40	$—

The total intrinsic value of options exercised for the years ended December 31, 2015, 2014 and 2013 were zero, $0.1 million and $0.5 million, respectively. With respect to stock option exercises, the Company received zero, $0.1 million and $6.4 million for the years ended December 31, 2015, 2014 and 2013, respectively.

A summary of the Company's nonvested shares of common stock as of December 31, 2015, 2014 and 2013, and changes during the years then ended, is presented below:

	Year Ended December 31,
	2015		2014		2013
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1,	793,064	$21.47	756,118	$22.17	579,188	$31.02
Granted	673,087	$11.85	542,209	$22.00	630,715	$17.98
Vested	(294,957)	$21.69	(292,168)	$24.05	(270,482)	$29.82
Forfeited or expired	(168,247)	$17.63	(213,095)	$21.99	(183,303)	$24.87
Outstanding at December 31,	1,002,947	$15.53	793,064	$21.47	756,118	$22.17

Common stock units were issued beginning on July 1, 2012 and will be converted to shares of common stock as they vest. As of December 31, 2015, common stock units have only been issued for payment of director fees. A summary of the Company's nonvested share units of common stock as of December 31, 2015, 2014 and 2013, and changes during the years then ended, is presented in the table below:

	Year Ended December 31,
	2015		2014		2013
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1,	54,945	$23.84	55,778	$19.35	49,185	$18.50
Granted	135,439	$8.31	45,928	$24.49	56,464	$22.33
Vested	(44,892)	$18.38	(46,761)	$22.25	(49,871)	$18.96
Forfeited or expired	—	$—	—	$—	—	$—
Outstanding at December 31,	145,492	$11.07	54,945	$23.84	55,778	$19.35

The grant date fair value of equity awards vested for the years ended December 31, 2015, 2014 and 2013 was $7.2 million, $8.0 million and $8.1 million, respectively.

Performance Share and Cash Programs

2015 Program. In February 2015, the Compensation Committee of the Board of Directors of the Company approved a performance cash program (the "2015 Program") granting performance cash units that will settle in cash. The performance-based awards contingently vest in May 2018, depending on the level at which the performance goals are achieved. The performance goals, which will be measured over the three year period ending December 31, 2017, consist of the Company's total shareholder return ("TSR") ranking relative to a defined peer group's individual TSRs ("Relative TSR") (weighted at 60%) and the percentage change in discretionary cash flow per debt adjusted share relative to a defined peer group's percentage calculation ("DCF per Debt Adjusted Share") (weighted at 40%). The Relative TSR and DCF per Debt Adjusted Share goals will vest at 25% or 50%, respectively, of the total award for performance met at the threshold level, 100% at the target level and 200% at the stretch level. If the actual results for a metric are between the threshold and target levels or between the target and stretch levels, the vested number of units will be prorated based on the actual results compared to the threshold, target and stretch goals. If the threshold metrics are not met, no units will vest. In any event, the total number of units that could vest will not exceed 200% of the original number of performance cash units granted. At the end of the three year vesting period, any units that have not vested will be forfeited. A total of 422,345 units were granted under this program during the year ended December 31, 2015. The Company recognized $0.4 million in derivatives and other noncurrent liabilities in the Consolidated Balance Sheets as of December 31, 2015 and $0.4 million in general and administrative expense in the Consolidated Statements of Operations for the year ended December 31, 2015, for the 2015 Program based on a unit price of $3.95 and the number of units expected to vest at the end of the three year period.

2014 Program. In February 2014, the Compensation Committee approved a new performance share program (the "2014 Program") pursuant to the 2012 Equity Incentive Plan. The performance-based awards contingently vest in May 2017, depending on the level at which the performance goals are achieved. The performance goals, which will be measured over the three year period ending December 31, 2016, consist of the Company's total shareholder return ("TSR") ranking relative to a defined peer group's individual TSRs ("Relative TSR") (weighted at 60%) and the percentage change in discretionary cash flow per debt adjusted share relative to a defined peer group's percentage calculation ("DCF per Debt Adjusted Share") (weighted at 40%). The Relative TSR and DCF per Debt Adjusted Share goals will vest at 25% of the total award for performance met at the threshold level, 100% at the target level and 200% at the stretch level. If the actual results for a metric are between the threshold and target levels or between the target and stretch levels, the vested number of shares will be prorated based on the actual results compared to the threshold, target and stretch goals. If the threshold metrics are not met, no shares will vest. In any event, the total number of shares of common stock that could vest will not exceed 200% of the original number of performance shares granted. At the end of the three year vesting period, any shares that have not vested will be forfeited. A total of 315,661 shares were granted under this program during the year ended December 31, 2014. All compensation expense related to the TSR metric will be recognized if the requisite service period is fulfilled, even if the market condition is not achieved. All compensation expense related to the DCF per Debt Adjusted Share metric will be based on the number of shares expected to vest at the end of the three year period.

2013 Program. In February 2013, the Compensation Committee approved a new performance share program (the "2013 Program") pursuant to the 2012 Equity Incentive Plan. The performance-based awards contingently vest in May 2016, depending on the level at which the performance goals are achieved. The performance goals, which will be measured over the three year period ending December 31, 2015, consist of the Company's Relative TSR (weighted at 33 1/3%), the percentage change in discretionary cash flow per debt adjusted share relative to a defined peer group's percentage calculation ("DCF per

Debt Adjusted Share") (weighted at 33 1/3%) and percentage change in proved oil, natural gas and NGL reserves per debt adjusted share ("Reserves per Debt Adjusted Share") (weighted at 33 1/3%). The Relative TSR and DCF per Debt Adjusted Share goals will vest at 25% of the total award for performance met at the threshold level, 100% at the target level and 200% at the stretch level. The Reserves per Debt Adjusted Share goal will vest at 50% of the total award for performance met at the threshold level, 100% at the target level and 200% at the stretch level. If the actual results for a metric are between the threshold and target levels or between the target and stretch levels, the vested number of shares will be prorated based on the actual results compared to the threshold, target and stretch goals. If the threshold metrics are not met, no shares will vest. In any event, the total number of shares of common stock that could vest will not exceed 200% of the original number of performance shares granted. At the end of the three year vesting period, any shares that have not vested will be forfeited. All compensation expense related to the Relative TSR metric will be recognized if the requisite service period is fulfilled, even if the market condition is not achieved. All compensation expense related to the DCF per Debt Adjusted Share metric and the Reserves per Debt Adjusted Share metric will be based upon the number of shares expected to vest at the end of the three year period. A total of 450,544 shares were granted under this program during the year ended December 31, 2013. Based upon the Company's performance through 2015, approximately 29.6% of the 2013 Program performance shares will vest in May 2016.

2012 Program. In March 2012, the Compensation Committee approved a new performance share program (the "2012 Program"). The performance-based awards vested in May 2015, on the level at which the performance goals were achieved. The performance goals, which were measured over the three year period ending December 31, 2014, consisted of the Company's TSR ranking relative to a defined peer group's individual TSR (weighted at 33 1/3%), the percentage change in DCF per Debt Adjusted Share relative to a defined peer group's percentage calculation (weighted at 33 1/3%) and the change in proved oil and natural gas reserves per debt adjusted share (weighted at 33 1/3%). All compensation expense related to the DCF per Debt Adjusted Share and oil and natural gas reserves per debt adjusted share metrics will be based on the number of shares expected to vest at the end of the three year period. A total of 179,987 shares were granted under this program during the year ended December 31, 2012. Based on the Company's performance through 2014, none of the 2012 Program performance shares vested in May 2015.

2010 Program. In February 2010, the Compensation Committee approved a performance share program (the "2010 Program"). Upon commencement of the 2010 Program and during each subsequent year of the 2010 Program through 2013, the Compensation Committee met to approve target and stretch goals for certain operational or financial metrics that are selected by the Compensation Committee for the upcoming year and to determine whether metrics for the prior year have been met. As new goals are established each year for the performance-based awards, a new grant date and a new fair value are created for financial reporting purposes for those shares that could potentially vest in the upcoming year. Compensation expense is recognized based on an estimate of the extent to which the performance goals would be met. If such goals are not met, no compensation expense is recognized and any previously recognized compensation expense is reversed.

The 2010 Program has both performance-based and market-based goals. All compensation expense related to the market-based goals was recognized if the requisite service period is fulfilled, even if the market condition was not achieved. Based on Company performance in 2010, 2011, 2012 and 2013, 25.9%, 26.6%, 0.0% and 19.8%, respectively, of the 2010 Program performance-based shares vested in February 2011, February 2012, February 2013 and February 2014, respectively, for a total of 72.3% of the total performance-based shares vested over the four year vesting period. A total of 59,582, 57,944, zero and 21,968 shares vested in February 2011, February 2012, February 2013 and February 2014, respectively.

Based on the 2010 Program market-based goals, which were based on the Company's TSR ranking relative to a defined peer group's individual TSR, 37.5%, 12.5%, 0.0% and 33.4% vested in February 2011, 2012, 2013 and 2014, respectively, based on the Company's rankings as of December 31, 2010, 2011, 2012 and 2013, respectively, for a total of 83.4% of the total market-based shares vested over the four year vesting period. A total of 21,574, 6,801, zero and 9,242 shares vested in February 2011, February 2012, February 2013 and February 2014, respectively.

A summary of the Company's non-vested performance-based shares of common stock as of December 31, 2015, 2014 and 2013, and changes during the years then ended, is presented below:

	Year Ended December 31,
	2015		2014		2013
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1,	614,077	$19.62	584,032	$19.80	291,606	$26.85
Granted	—	$—	315,661	$23.86	450,544	$19.99
Modified, performance goals revised (1)	—	$—	—	$—	(108,933)	$27.75
Modified, performance goals revised (1)	—	$—	—	$—	108,933	$18.18
Vested (2)	(11,623)	$23.07	(42,833)	$19.51	—	$—
Forfeited or expired	(133,893)	$25.46	(242,783)	$22.13	(158,118)	$22.52
Outstanding at December 31,	468,561	$18.46	614,077	$19.62	584,032	$19.80

(1)
As the Compensation Committee approved new performance metrics for the vesting of performance shares in the upcoming year, a new grant date was then created for any unvested awards that were granted in previous years, and a new fair value was established for financial reporting purposes.

(2)
The Compensation Committee approved a special retention award on July 18, 2013. A debt performance gate was required to be met as of December 31, 2013 in which the shares would vest on July 18, 2014, 2015 and 2016. The vested shares are included in the vested line item for the years ended December 31, 2015 and 2014.

The grant date fair value of the performance-based shares vested in the years ended December 31, 2015 and 2014 was $0.3 million and $0.8 million, respectively.

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

A summary of the Company's directors' fees and equity-based compensation for the years ended December 31, 2015, 2014 and 2013 is presented below:

	Year Ended December 31,
	2015	2014	2013
Director fees (shares)	14,892	3,928	16,151
Stock-based compensation (in thousands)	$75	$75	$351

Other Employee Benefits-401(k) Savings Plan. The Company has an employee-directed 401(k) savings plan (the "401(k) Plan") for all eligible employees over the age of 21. Under the 401(k) Plan, employees may make voluntary contributions based on a percentage of their pretax income, subject to statutory limitations.

The Company matches 100% of each employee's contribution, up to 6% of the employee's pretax income, with 50% of the match made with the Company's common stock. Starting on April 1, 2015, the entire 6% match is now comprised of cash only. The Company's cash and common stock contributions are fully vested upon the date of match, and employees can immediately sell the portion of the match made with the Company's common stock. The Company made matching cash and common stock contributions of $1.2 million, $1.7 million and $1.9 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Deferred Compensation Plan. In 2010, the Company adopted a non-qualified deferred compensation plan for certain employees and officers whose eligibility to participate in the plan was determined by the Compensation Committee. The Company makes matching cash contributions on behalf of eligible employees up to 6% of the employee's cash compensation once the contribution limits are reached on the Company's 401(k) Plan. All amounts deferred and matched under the plan vest immediately. Deferred compensation, including accumulated earnings on the participant-directed investment selections, is distributable in cash at participant-specified dates or upon retirement, death, disability, change in control or termination of employment.

The table below summarizes the activity in the plan during the years ended December 31, 2015 and 2014, and the Company's ending deferred compensation liability as of December 31, 2015 and 2014:

	Year Ended December 31,
	2015	2014
	(in thousands)
Beginning deferred compensation liability balance	$1,069	$941
Employee contributions	410	441
Company matching contributions	119	160
Distributions	(346)	(503)
Participant earnings (losses)	(21)	30
Ending deferred compensation liability balance	$1,231	$1,069

Amount to be paid within one year	$206	$220
Remaining balance to be paid beyond one year	$1,025	$849

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

The following table represents the Company's activity in the investment assets held in the rabbi trust during the years ended December 31, 2015 and 2014:

	Year Ended December 31,
	2015	2014
	(in thousands)
Beginning investment balance	$1,069	$941
Investment purchases	529	601
Distributions	(346)	(503)
Earnings (losses)	(21)	30
Ending investment balance	$1,231	$1,069

12. Significant Customers and Other Concentrations

Significant Customers. During 2015, four customers individually accounted for over 10% of the Company's oil, gas and NGL production revenues. During 2014, two customers individually accounted for over 10% of the Company's oil, gas and NGL production revenues. During 2013, one customer individually accounted for over 10% of the Company's oil, gas and NGL production revenues. Although diversified among many companies, collectability is dependent upon the financial stability of each individual company and is influenced by the general economic conditions of the industry. Management believes that the loss of any individual purchaser would not have a long-term material adverse impact on the financial position or results of operations of the Company.

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

Concentrations of Credit Risk. Derivative financial instruments that hedge the price of oil, natural gas and NGLs are generally executed with major financial or commodities trading institutions which expose the Company to market and credit risks and may, at times, be concentrated with certain counterparties or groups of counterparties. The Company's policy is to execute financial derivatives only with major, creditworthy financial institutions. The Company has derivative instruments with eight different counterparties, of which all are lenders or affiliates of lenders in the Amended Credit Facility.

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

13. Equity Distribution Agreement

On June 10, 2015, the Company entered into an Equity Distribution Agreement (the "Agreement") with Goldman, Sachs and Co. (the "Manager"). Pursuant to the terms of the Agreement, the Company may sell, from time to time through or to the Manager, shares of its common stock having an aggregate gross sales price of up to $100.0 million. Sales of the shares, if any, will be made by means of ordinary brokers' transactions through the facilities of the New York Stock Exchange, at market prices, in block transactions, to or through a market maker, through an electronic communications network or as otherwise agreed by the Company and the Manager. As of December 31, 2015, no shares have been sold pursuant to the Agreement.

14. Commitments and Contingencies

Lease Financing Obligation. The Company has a Lease Financing Obligation with Bank of America Leasing & Capital, LLC as the lead bank as discussed in Note 5. The aggregate undiscounted minimum future lease payments, including both principal and interest components, are presented below:

As of December 31, 2015
(in thousands)
2016	$537
2017	537
2018	537
2019	1,825
2020	—
Thereafter	—
Total	$3,436

Transportation Charges. The Company is party to two firm transportation contracts to provide capacity on natural gas pipeline systems. The remaining term on these contracts is six years. The contracts require the Company to pay transportation charges regardless of the amount of pipeline capacity utilized by the Company. Beginning October 1, 2014, these transportation costs are included in unused commitments expense in the Consolidated Statements of Operations. As a result of previous divestitures in 2013 and 2014, the Company will likely not utilize the firm capacity on the natural gas pipelines.

The amounts in the table below represent the Company's future minimum transportation charges.

As of December 31, 2015
(in thousands)
2016	$18,692
2017	18,692
2018	18,692
2019	18,692
2020	18,692
Thereafter	10,902
Total	$104,362

Lease and Other Commitments. The Company leases office space, vehicles and certain equipment under non-cancelable operating leases. Additionally, the Company has entered into various long-term agreements for telecommunication services.

Future minimum annual payments under lease and other agreements are as follows:

As of December 31, 2015
(in thousands)
2016 (1)	$6,676
2017	2,892
2018	2,591
2019	633
2020	—
Thereafter	—
Total	$12,792

(1)	Includes a contractual obligation of $3.2 million related to certain drilling commitments on sold properties.

Litigation. The Company is subject to litigation, claims and governmental and regulatory proceedings arising in the course of ordinary business. It is the opinion of the Company's management that current claims and litigation involving the Company are not likely to have a material adverse effect on its consolidated balance sheets, cash flows or statements of operations.

15. Guarantor Subsidiaries

In addition to the Amended Credit Facility, the 7.625% Senior Notes, the 7.0% Senior Notes and the Convertible Notes, which are registered securities, are jointly and severally guaranteed on a full and unconditional basis by the Company's 100% owned subsidiaries ("Guarantor Subsidiaries"). Presented below are the Company's condensed consolidating balance sheets, statements of operations, statements of other comprehensive income (loss) and statements of cash flows, as required by Rule 3-10 of Regulation S-X of the Securities Exchange Act of 1934, as amended.

During the year ended December 31, 2014, Bill Barrett Corporation, as parent, merged two of the Company's 100% owned subsidiaries, CBM Production Company and GB Acquisition Corporation, into the parent company. During the year ended December 31, 2015, Bill Barrett Corporation, as parent, merged another 100% owned subsidiary, Elk Production Uintah, LLC, into the parent company. The condensed consolidating financial statements reflect the new guarantor structure for all periods presented.

The following condensed consolidating financial statements have been prepared from the Company's financial information on the same basis of accounting as the Consolidated Financial Statements. Investments in the subsidiaries are accounted for under the equity method. Accordingly, the entries necessary to consolidate the Company and the Guarantor Subsidiaries are reflected in the intercompany eliminations column.

Condensed Consolidating Balance Sheets

	As of December 31, 2015
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Assets:
Current assets	$274,115	$202	$—	$274,317
Property and equipment, net	1,164,086	6,598	—	1,170,684
Intercompany receivable (payable)	21,412	(21,412)	—	—
Investment in subsidiaries	(14,664)	—	14,664	—
Noncurrent assets	70,228	—	—	70,228
Total assets	$1,515,177	$(14,612)	$14,664	$1,515,229
Liabilities and Stockholders' Equity:
Current liabilities	$145,231	$—	$—	$145,231
Long-term debt	803,361	—	—	803,361
Deferred income taxes	—	—	—	—
Other noncurrent liabilities	17,169	52	—	17,221
Stockholders' equity	549,416	(14,664)	14,664	549,416
Total liabilities and stockholders' equity	$1,515,177	$(14,612)	$14,664	$1,515,229

	As of December 31, 2014
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Assets:
Current assets	$426,103	$2	$—	$426,105
Property and equipment, net	1,730,074	23,047	—	1,753,121
Intercompany receivable (payable)	22,840	(22,840)	—	—
Investment in subsidiaries	163	—	(163)	—
Noncurrent assets	65,258	—	—	65,258
Total assets	$2,244,438	$209	$(163)	$2,244,484
Liabilities and Stockholders' Equity:
Current liabilities	$264,687	$—	$—	$264,687
Long-term debt	803,222	—	—	803,222
Deferred income taxes	122,350	—	—	122,350
Other noncurrent liabilities	24,691	46	—	24,737
Stockholders' equity	1,029,488	163	(163)	1,029,488
Total liabilities and stockholders' equity	$2,244,438	$209	$(163)	$2,244,484

Condensed Consolidating Statements of Operations

	Year Ended December 31, 2015
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Operating and other revenues	$207,282	$610	$—	$207,892
Operating expenses	(844,577)	(15,437)	—	(860,014)
General and administrative	(53,890)	—	—	(53,890)
Interest income and other income (expense)	41,156	—	—	41,156
Income (loss) before income taxes and equity in earnings (loss) of subsidiaries	(650,029)	(14,827)	—	(664,856)
(Provision for) Benefit from income taxes	177,085	—	—	177,085
Equity in earnings (loss) of subsidiaries	(14,827)	—	14,827	—
Net income (loss)	$(487,771)	$(14,827)	$14,827	$(487,771)

	Year Ended December 31, 2014
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Operating and other revenues	$472,288	$3	$—	$472,291
Operating expenses	(514,721)	(337)	—	(515,058)
General and administrative	(53,361)	—	—	(53,361)
Interest income and other income (expense)	129,118	—	—	129,118
Income (loss) before income taxes and equity in earnings (loss) of subsidiaries	33,324	(334)	—	32,990
(Provision for) Benefit from income taxes	(17,909)	—	—	(17,909)
Equity in earnings (loss) of subsidiaries	(334)	—	334	—
Net income (loss)	$15,081	$(334)	$334	$15,081

	Year Ended December 31, 2013
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Operating and other revenues	$568,055	$38	$—	$568,093
Operating expenses	(682,898)	(270)	—	(683,168)
General and administrative	(64,902)	—	—	(64,902)
Interest and other income (expense)	(131,389)	—	—	(131,389)
Income (loss) before income taxes and equity in earnings (loss) of subsidiaries	(311,134)	(232)	—	(311,366)
(Provision for) Benefit from income taxes	118,633	—	—	118,633
Equity in earnings (loss) of subsidiaries	(232)	—	232	—
Net income (loss)	$(192,733)	$(232)	$232	$(192,733)

Condensed Consolidating Statements of Comprehensive Income (Loss)

	Year Ended December 31, 2015
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Net Income (Loss)	$(487,771)	$(14,827)	$14,827	$(487,771)
Other Comprehensive Income (Loss), net of tax:
Effect of derivative financial instruments	—	—	—	—
Other comprehensive income (loss)	—	—	—	—
Comprehensive Income (Loss)	$(487,771)	$(14,827)	$14,827	$(487,771)

	Year Ended December 31, 2014
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Net Income (Loss)	$15,081	$(334)	$334	$15,081
Other Comprehensive Income (Loss), net of tax:
Effect of derivative financial instruments	(669)	—	—	(669)
Other comprehensive income (loss)	(669)	—	—	(669)
Comprehensive Income (Loss)	$14,412	$(334)	$334	$14,412

	Year Ended December 31, 2013
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Net Income (Loss)	$(192,733)	$(232)	$232	$(192,733)
Other Comprehensive Income (Loss), net of tax:
Effect of derivative financial instruments	(4,663)	—	—	(4,663)
Other comprehensive income (loss)	(4,663)	—	—	(4,663)
Comprehensive Income (Loss)	$(197,396)	$(232)	$232	$(197,396)

Condensed Consolidating Statements of Cash Flows

	Year Ended December 31, 2015
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities	$193,329	$349	$—	$193,678
Cash flows from investing activities:
Additions to oil and gas properties, including acquisitions	(325,613)	1,079	—	(324,534)
Additions to furniture, fixtures and other	(1,223)	—	—	(1,223)
Proceeds from sale of properties and other investing activities	123,122	—	—	123,122
Cash paid for short-term investments	(114,883)	—	—	(114,883)
Proceeds from sale of short-term investments	115,000	—	—	115,000
Intercompany transfers	1,428	—	(1,428)	—
Cash flows from financing activities:
Proceeds from debt	—	—	—	—
Principal and redemption premium payments on debt	(25,191)	—	—	(25,191)
Intercompany transfers	—	(1,428)	1,428	—
Other financing activities	(3,037)	—	—	(3,037)
Change in cash and cash equivalents	(37,068)	—	—	(37,068)
Beginning cash and cash equivalents	165,904	—	—	165,904
Ending cash and cash equivalents	$128,836	$—	$—	$128,836

	Year Ended December 31, 2014
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities	$261,704	$13	$—	$261,717
Cash flows from investing activities:
Additions to oil and gas properties, including acquisitions	(571,215)	(9,728)	—	(580,943)
Additions to furniture, fixtures and other	(3,658)	—	—	(3,658)
Proceeds from sale of properties and other investing activities	553,477	1,819	—	555,296
Intercompany transfers	(7,896)	—	7,896	—
Cash flows from financing activities:
Proceeds from debt	165,000	—	—	165,000
Principal and redemption premium payments on debt	(283,546)	—	—	(283,546)
Intercompany transfers	—	7,896	(7,896)	—
Other financing activities	(2,557)	—	—	(2,557)
Change in cash and cash equivalents	111,309	—	—	111,309
Beginning cash and cash equivalents	54,595	—	—	54,595
Ending cash and cash equivalents	$165,904	$—	$—	$165,904

	Year Ended December 31, 2013
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities	$265,323	$(58)	$—	$265,265
Cash flows from investing activities:
Additions to oil and gas properties, including acquisitions	(439,785)	(5,694)	—	(445,479)
Additions to furniture, fixtures and other	(2,254)	—	—	(2,254)
Proceeds from sale of properties and other investing activities	310,704	—	—	310,704
Cash flows from financing activities:
Proceeds from debt	420,000	—	—	420,000
Principal and redemption premium payments on debt	(576,422)	—	—	(576,422)
Intercompany transfers	(5,752)	5,752	—	—
Other financing activities	3,336	—	—	3,336
Change in cash and cash equivalents	(24,850)	—	—	(24,850)
Beginning cash and cash equivalents	79,445	—	—	79,445
Ending cash and cash equivalents	$54,595	$—	$—	$54,595

SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Per Share Data Unless Otherwise Indicated)
(Unaudited)

Oil and Gas Producing Activities

Costs Incurred. Costs incurred in oil and gas property acquisition, exploration and development activities and related depletion per equivalent unit-of-production were as follows:

	Year Ended December 31,
	2015	2014	2013
	(in thousands, except per Boe data)
Acquisition costs:
Unproved properties (1)	$5,331	$44,121	$13,728
Proved properties (1)	2,358	49,660	370
Exploration costs	361	855	2,499
Development costs	278,028	549,982	455,543
Asset retirement obligation	693	7,264	3,455
Total costs incurred (1)	$286,771	$651,882	$475,595
Depletion per Boe of production	$31.13	$25.15	$18.78

(1)
Year ended December 31, 2014 includes $79.0 million related to property acquired through asset exchanges, consisting of $29.3 million of unproved acquisition costs and $49.7 million of proved acquisition costs.

Supplemental Oil and Gas Reserve Information. The reserve information presented below is based on estimates of net proved reserves as of December 31, 2015, 2014 and 2013 that were prepared by internal petroleum engineers in accordance with guidelines established by the SEC and were audited by the Company's independent petroleum engineering firm NSAI in 2015, 2014 and 2013.

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

Analysis of Changes in Proved Reserves. The following table sets forth information regarding the Company's estimated net total proved and proved developed oil and gas reserve quantities:

	Oil (MBbls)	Gas (MMcf)	NGLs (MBbls)	Equivalent Units (MBoe)
Proved reserves:
Balance at December 31, 2012	50,766	739,139	—	173,957
Purchases of oil and gas reserves in place	—	—	—	—
Extension, discoveries and other additions	44,505	120,231	11,076	75,620
Revisions of previous estimates (1)	(8,052)	(98,788)	26,879	2,362
Sales of reserves	(223)	(241,557)	—	(40,482)
Production	(3,495)	(52,685)	(2,199)	(14,475)
Balance at December 31, 2013	83,501	466,340	35,756	196,982
Purchases of oil and gas reserves in place	5,501	12,313	1,190	8,743
Extension, discoveries and other additions	15,665	26,103	2,188	22,204
Revisions of previous estimates	(9,866)	(47,749)	(4,342)	(22,166)
Sales of reserves	(6,951)	(281,389)	(20,479)	(74,329)
Production	(4,012)	(21,744)	(1,476)	(9,112)
Balance at December 31, 2014	83,838	153,874	12,837	122,322
Purchases of oil and gas reserves in place	—	—	—	—
Extension, discoveries and other additions	6,072	8,430	977	8,454
Revisions of previous estimates	(18,120)	(39,125)	240	(24,401)
Sales of reserves	(11,866)	(17,415)	(1,312)	(16,081)
Production	(4,401)	(7,765)	(898)	(6,593)
Balance at December 31, 2015	55,523	97,999	11,844	83,701

Proved developed reserves:
December 31, 2013	26,303	238,651	17,155	83,233
December 31, 2014	29,292	50,590	3,825	41,549
December 31, 2015	27,196	45,191	5,079	39,807
Proved undeveloped reserves:
December 31, 2013	57,199	227,688	18,602	113,749
December 31, 2014	54,546	103,284	9,013	80,773
December 31, 2015	28,327	52,808	6,765	43,894

(1)
The increase in NGL revisions of previous estimates from the year ended 2012 to the year ended 2013 includes the impact of the Company's conversion to three stream production. Prior to 2013, NGL reserves were included in natural gas data, which impacts the comparability for the periods presented.

At December 31, 2015, the Company revised its proved reserves downward by 24.4 MMBoe primarily as a result of negative price revisions of 25.0 MMBoe, as 2015 pricing was $2.59 per MMBtu and $50.28 per barrel of oil compared with pricing for 2014 of $4.35 per MMBtu and $94.99 per barrel of oil. Prices were adjusted by lease for quality, transportation fees and regional price differences.

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

For the years ended December 31, 2015, 2014 and 2013, future cash inflows are calculated by applying the 12-month average pricing (as is required by the rules of the Securities and Exchange Commission) of oil and gas relating to the Company's proved reserves to the year-end quantities of those reserves. For the year ended December 31, 2015, calculations were made using adjusted average prices of $40.03 per Bbl for oil, $10.47 per Bbl for NGLs and $2.11 per MMBtu for gas, as compared to the average benchmark prices of $50.28 per Bbl for oil, 20.37 per Bbl for NGLs and $2.59 per Mcf for gas. For the year ended December 31, 2014, calculations were made using adjusted average prices of $79.96 per Bbl for oil, $34.17 per Bbl for NGLs and $3.79 per MMBtu for gas, as compared to the average benchmark prices of $94.99 per Bbl for oil, $39.65 per Bbl for NGLs and $4.35 per Mcf for gas. For the year ended December 31, 2013, calculations were made using adjusted average prices of $83.35 per Bbl for oil, $29.60 per Bbl for NGLs and $3.14 per MMBtu for gas, as compared to the average benchmark prices of $96.91 per Bbl for oil, $39.75 per Bbl for NGLs and $3.67 per Mcf for gas. The differences between the average benchmark prices and the adjusted average prices used in the calculation of the standardized measure are attributable to adjustments made for transportation, quality and basis differentials. The Company also records an overhead charge against its future cash flows.

The assumptions used to calculate estimated future cash inflows do not necessarily reflect the Company's expectations of actual revenues or costs, nor their present worth. In addition, variations from the expected production rate also could result directly or indirectly from factors outside of the Company's control, such as unexpected delays in development, changes in prices or regulatory or environmental policies. The reserve valuation further assumes that all reserves will be disposed of by production. However, if reserves are sold in place, additional economic considerations could also affect the amount of cash eventually realized.

Future development and production costs are calculated by estimating the expenditures to be incurred in developing and producing the proved oil, gas and NGL reserves at the end of the year, based on year-end costs and assuming continuation of existing economic conditions.

Future income tax expenses are calculated by applying the appropriate year-end statutory tax rates, with consideration of future tax rates already legislated, to the future pre-tax net cash flows relating to the Company's proved oil, gas and NGL reserves. Permanent differences in oil and gas related tax credits and allowances are recognized.

The following table presents the standardized measure of discounted future net cash flows related to proved oil, gas and NGL reserves:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Future cash inflows	$2,552,844	$7,725,475	$9,482,577
Future production costs	(967,518)	(2,265,328)	(2,742,616)
Future development costs	(674,350)	(1,636,744)	(2,070,575)
Future income taxes	—	(910,446)	(1,127,818)
Future net cash flows	910,976	2,912,957	3,541,568
10% annual discount	(583,410)	(1,743,375)	(2,164,019)
Standardized measure of discounted future net cash flows	$327,566	$1,169,582	$1,377,549

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

A summary of changes in the standardized measure of discounted future net cash flows is as follows:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Standardized measure of discounted future net cash flows, beginning of period	$1,169,582	$1,377,549	$1,166,703
Sales of oil and gas, net of production costs and taxes	(127,015)	(331,559)	(393,451)
Extensions, discoveries and improved recovery, less related costs	33,085	263,383	584,379
Quantity revisions	(202,035)	(416,642)	(23,484)
Price revisions	(1,647,642)	758,863	448,883
Previously estimated development costs incurred during the period	154,985	84,995	100,320
Changes in estimated future development costs	606,736	112	(33,455)
Accretion of discount	145,387	174,925	140,120
Purchases of reserves in place	—	105,885	—
Sales of reserves	(82,081)	(901,443)	(475,396)
Changes in production rates (timing) and other	(2,747)	(4,253)	126
Net changes in future income taxes	279,311	57,767	(137,196)
Standardized measure of discounted future net cash flows, end of period	$327,566	$1,169,582	$1,377,549

Quarterly Financial Data

The following is a summary of the unaudited quarterly financial data, including income (loss) before income taxes, net income (loss) and net income (loss) per common share for the years ended December 31, 2015 and 2014.

	First Quarter	Second Quarter	Third Quarter (1)	Fourth Quarter
	(in thousands, except per share data)
Year Ended December 31, 2015
Total revenues	$49,034	$62,618	$49,679	$46,561
Less: Costs and expenses	88,488	88,425	656,737	80,254
Operating income (loss)	$(39,454)	$(25,807)	$(607,058)	$(33,693)
Income (loss) before income taxes	(18,604)	(71,528)	(553,579)	(21,145)
Net income (loss)	(11,731)	(44,581)	(410,314)	(21,145)
Net income (loss) per common share, basic	(0.24)	(0.92)	(8.49)	(0.45)
Net income (loss) per common share, diluted	(0.24)	(0.92)	(8.49)	(0.45)

(1)
The increase in expenses in the third quarter was due to recognizing a non-cash impairment charge associated with the Uinta Oil Program's proved and unproved oil and gas properties. See Note 4 for additional details.

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