Form 10-Q
period 2016-06-30
BILL BARRETT CORP
filed 2016-08-04
CIK 1172139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

There were 60,209,051 shares of $0.001 par value common stock outstanding on July 22, 2016.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

BILL BARRETT CORPORATION

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2016	December 31, 2015
	(in thousands, except share data)
Assets:
Current assets:
Cash and cash equivalents	$87,423	$128,836
Accounts receivable, net of allowance for doubtful accounts	33,917	43,461
Derivative assets	41,652	99,809
Assets held for sale, net of amortization and impairment	33,717	—
Prepayments and other current assets	2,934	2,211
Total current assets	199,643	274,317
Property and equipment - at cost, successful efforts method for oil and gas properties:
Proved oil and gas properties	1,527,729	2,000,210
Unproved oil and gas properties, excluded from amortization	36,924	79,198
Furniture, equipment and other	26,902	26,021
	1,591,555	2,105,429
Accumulated depreciation, depletion, amortization and impairment	(474,762)	(934,745)
Total property and equipment, net	1,116,793	1,170,684
Deferred income taxes	16,167	38,219
Derivative assets	6,781	19,662
Deferred financing costs and other noncurrent assets	3,211	3,638
Total	$1,342,595	$1,506,520
Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable and accrued liabilities	$33,346	$64,337
Amounts payable to oil and gas property owners	12,270	15,657
Production taxes payable	16,207	26,578
Deferred income taxes	16,167	38,219
Current portion of long-term debt	447	440
Liabilities associated with assets held for sale	4,785	—
Total current liabilities	83,222	145,231
Long-term debt, net of debt issuance costs	711,279	794,652
Asset retirement obligations	10,464	14,066
Derivatives and other noncurrent liabilities	4,106	3,155
Stockholders' equity:
Common stock, $0.001 par value; authorized 150,000,000 shares; 60,212,659 and 49,864,512 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively, with 1,371,328 and 1,471,508 shares subject to restrictions, respectively	59	48
Additional paid-in capital	1,000,330	921,318
Retained earnings (Accumulated deficit)	(466,865)	(371,950)
Treasury stock, at cost: zero shares at June 30, 2016 and December 31, 2015, respectively	—	—
Total stockholders' equity	533,524	549,416
Total	$1,342,595	$1,506,520
See notes to Unaudited Consolidated Financial Statements.

BILL BARRETT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands, except share and per share data)
Operating and Other Revenues:
Oil, gas and NGL production	$47,025	$61,382	$76,146	$109,868
Other	259	1,236	572	1,784
Total operating and other revenues	47,284	62,618	76,718	111,652
Operating Expenses:
Lease operating expense	8,479	11,405	17,306	25,196
Gathering, transportation and processing expense	611	933	1,399	1,875
Production tax expense	3,520	3,816	3,205	6,350
Exploration expense	21	92	48	125
Impairment, dry hole costs and abandonment expense	234	1,090	792	2,345
(Gain) Loss on divestitures	(708)	(644)	(708)	(682)
Depreciation, depletion and amortization	40,392	52,674	82,408	104,928
Unused commitments	4,568	4,387	9,136	8,775
General and administrative expense	9,937	14,672	22,357	28,001
Total operating expenses	67,054	88,425	135,943	176,913
Operating Income (Loss)	(19,770)	(25,807)	(59,225)	(65,261)
Other Income and Expense:
Interest and other income	57	144	94	419
Interest expense	(15,423)	(17,390)	(31,169)	(33,820)
Commodity derivative gain (loss)	(21,980)	(27,657)	(13,312)	6,781
Gain (Loss) on extinguishment of debt	8,697	(818)	8,697	1,749
Total other income and expense	(28,649)	(45,721)	(35,690)	(24,871)
Income (Loss) before Income Taxes	(48,419)	(71,528)	(94,915)	(90,132)
(Provision for) Benefit from Income Taxes	—	26,947	—	33,820
Net Income (Loss)	$(48,419)	$(44,581)	$(94,915)	$(56,312)
Net Income (Loss) Per Common Share, Basic	$(0.93)	$(0.92)	$(1.89)	$(1.17)
Net Income (Loss) Per Common Share, Diluted	$(0.93)	$(0.92)	$(1.89)	$(1.17)
Weighted Average Common Shares Outstanding, Basic	51,831,688	48,299,157	50,165,492	48,249,329
Weighted Average Common Shares Outstanding, Diluted	51,831,688	48,299,157	50,165,492	48,249,329
See notes to Unaudited Consolidated Financial Statements.

BILL BARRETT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Net Income (Loss)	$(48,419)	$(44,581)	$(94,915)	$(56,312)
Other comprehensive income (loss)	—	—	—	—
Comprehensive Income (Loss)	$(48,419)	$(44,581)	$(94,915)	$(56,312)
See notes to Unaudited Consolidated Financial Statements.

BILL BARRETT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2016	2015
	(in thousands)
Operating Activities:
Net Income (Loss)	$(94,915)	$(56,312)
Adjustments to reconcile to net cash provided by operations:
Depreciation, depletion and amortization	82,408	104,928
Deferred income tax benefit	—	(33,820)
Impairment, dry hole costs and abandonment expense	792	2,345
Total commodity derivative (gain) loss	13,312	(6,781)
Gain (Loss) on settlements of commodity derivatives	58,005	82,898
Stock compensation and other non-cash charges	5,431	5,213
Amortization of deferred financing costs	1,502	3,350
(Gain) Loss on extinguishment of debt	(8,697)	(1,749)
(Gain) Loss on sale of properties	(708)	(682)
Change in operating assets and liabilities:
Accounts receivable	9,544	17,109
Prepayments and other assets	(902)	(1,139)
Accounts payable, accrued and other liabilities	(3,943)	(13,678)
Amounts payable to oil and gas property owners	(3,387)	3,311
Production taxes payable	(9,663)	(13,852)
Net cash provided by (used in) operating activities	48,779	91,141
Investing Activities:
Additions to oil and gas properties, including acquisitions	(86,680)	(194,123)
Additions of furniture, equipment and other	(991)	(878)
Proceeds from sale of properties and other investing activities	(1,225)	66,518
Cash paid for short-term investments	—	(114,883)
Proceeds from the sale of short-term investments	—	50,000
Net cash provided by (used in) investing activities	(88,896)	(193,366)
Financing Activities:
Principal payments on debt	(218)	(24,976)
Deferred financing costs and other	(1,078)	(2,821)
Net cash provided by (used in) financing activities	(1,296)	(27,797)
Increase (Decrease) in Cash and Cash Equivalents	(41,413)	(130,022)
Beginning Cash and Cash Equivalents	128,836	165,904
Ending Cash and Cash Equivalents	$87,423	$35,882
See notes to Unaudited Consolidated Financial Statements.

BILL BARRETT CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)
(In thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Stockholders' Equity
Balance at December 31, 2014	$48	$913,619	$115,821	$—	$1,029,488
Exercise of options, restricted stock activity and shares exchanged for exercise and tax withholding	—	—	—	(1,173)	(1,173)
Stock-based compensation	—	10,468	—	—	10,468
Retirement of treasury stock	—	(1,173)	—	1,173	—
Settlement of convertible notes	—	(1,596)	—	—	(1,596)
Net income (loss)	—	—	(487,771)	—	(487,771)
Balance at December 31, 2015	48	921,318	(371,950)	—	549,416
Exercise of options, restricted stock activity and shares exchanged for exercise and tax withholding	1	—	—	(1,042)	(1,041)
Stock-based compensation	—	5,664	—	—	5,664
Retirement of treasury stock	—	(1,042)	—	1,042	—
Exchange of senior notes for shares of common stock	10	74,390	—	—	74,400
Net income (loss)	—	—	(94,915)	—	(94,915)
Balance at June 30, 2016	$59	$1,000,330	$(466,865)	$—	$533,524
See notes to Unaudited Consolidated Financial Statements.

BILL BARRETT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

June 30, 2016

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

Accounts Receivable. Accounts receivable is comprised of the following:

	As of June 30, 2016	As of December 31, 2015
	(in thousands)
Accrued oil, gas and NGL sales	$26,271	$33,594
Due from joint interest owners	5,526	8,373
Other	2,120	1,508
Allowance for doubtful accounts	—	(14)
Total accounts receivable	$33,917	$43,461

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

Unproved oil and gas property costs are transferred to proved oil and gas properties if the properties are subsequently determined to be productive or are assigned proved reserves. Proceeds from sales of partial interests in unproved leases are accounted for as a recovery of cost without recognizing any gain until all costs are recovered. Unproved oil and gas properties are assessed periodically for impairment based on remaining lease terms, drilling results, reservoir performance, commodity price outlooks, future plans to develop acreage, recent sales prices of comparable properties and other relevant matters.

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

The following table sets forth the net capitalized costs and associated accumulated DD&A and non-cash impairments relating to the Company's oil, natural gas and NGL producing activities:

	As of June 30, 2016	As of December 31, 2015
	(in thousands)
Proved properties	$300,535	$320,538
Wells and related equipment and facilities	1,163,081	1,592,716
Support equipment and facilities	58,246	77,785
Materials and supplies	5,867	9,171
Total proved oil and gas properties (1)	$1,527,729	$2,000,210
Unproved properties	32,234	33,336
Wells and facilities in progress	4,690	45,862
Total unproved oil and gas properties, excluded from amortization (1)	$36,924	$79,198
Accumulated depreciation, depletion, amortization and impairment (1)	(456,695)	(918,510)
Total oil and gas properties, net (1)	$1,107,958	$1,160,898

(1)
Excludes oil and gas properties held for sale of $33.7 million, comprised of $571.9 million of proved oil and gas properties and $3.2 million of unproved oil and gas properties, net of accumulated depreciation, depletion, amortization and impairment of $541.4 million. Held for sale balances are included in current assets as assets held for sale, net of amortization and impairment, in the Unaudited Consolidated Balance Sheet as of June 30, 2016. See Note 4 for additional information on assets held for sale.

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

The Company recognized non-cash impairment, dry hole costs and abandonment expense in the Unaudited Consolidated Statements of Operations, as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015		2016	2015
	(in thousands)
Non-cash impairment of proved oil and gas properties	$—	$272	(1)	$—	$272	(1)
Non-cash impairment of unproved oil and gas properties	—	173	(1)	183	231	(1)
Dry hole costs	13	(58)		70	(43)
Abandonment expense and lease expirations	221	703		539	1,885
Total non-cash impairment, dry hole costs and abandonment expense	$234	$1,090		$792	$2,345

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

Accounts Payable and Accrued Liabilities. Accounts payable and accrued liabilities are comprised of the following:

	As of June 30, 2016	As of December 31, 2015
	(in thousands)
Accrued drilling, completion and facility costs	$6,445	$32,895
Accrued lease operating, gathering, transportation and processing expenses	5,994	4,930
Accrued general and administrative expenses	5,893	10,962
Accrued interest payable	12,298	13,918
Trade payables and other	2,716	1,632
Total accounts payable and accrued liabilities	$33,346	$64,337

Revenue Recognition. Oil, gas and NGL revenues are recognized when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred and title has transferred, and collectability of the revenue is reasonably assured. The Company uses the sales method to account for gas and NGL imbalances. Under this method, revenues are recorded on the basis of gas and NGLs actually sold by the Company. In addition, the Company records revenues for its share of gas and NGLs sold by other owners that cannot be volumetrically balanced in the future due to insufficient remaining reserves. The Company also reduces revenues for other owners' volumetric share of gas and NGLs sold by the Company that cannot be volumetrically balanced in the future due to insufficient remaining reserves. The Company's remaining over- and under-produced gas and NGLs balancing positions are taken into account in determining the Company's proved oil, gas and NGL reserves. Imbalances at June 30, 2016 and 2015 were not material.

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

Income Taxes. Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently payable plus deferred income taxes related to certain income and expenses recognized in different periods for financial and income tax reporting purposes. Deferred income tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when assets are recovered or liabilities are settled. Deferred income taxes also include tax credits and net operating losses that are available to offset future income taxes. Deferred income taxes are measured by applying currently enacted tax rates. Deferred tax assets are regularly reviewed, considering all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, taxable strategies and results of recent operations. The assumptions about future taxable income require significant judgment to determine whether it is more likely than not that the deferred tax asset will be realized. If it is determined that the deferred tax asset will not be realized, then a valuation allowance will be recorded against the deferred tax asset.

The Company accounts for uncertainty in income taxes for tax positions taken or expected to be taken in a tax return. Only tax positions that meet the more-likely-than-not recognition threshold are recognized. The Company does not have any uncertain tax positions recorded as of June 30, 2016.

Earnings/Loss Per Share. Basic net income (loss) per common share is calculated by dividing net income (loss) attributable to common stock by the weighted average number of common shares outstanding during each period. Diluted net income per common share is calculated by dividing net income attributable to common stock by the weighted average number of common shares outstanding and other dilutive securities. Potentially dilutive securities for the diluted net income per common share calculations consist of nonvested equity shares of common stock, in-the-money outstanding stock options to purchase the Company's common stock and shares into which the Convertible Notes are convertible. No potential common shares are included in the computation of any diluted per share amount when a net loss exists, as was the case for the three and six months ended June 30, 2016 and 2015.

The following table sets forth the calculation of basic and diluted income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands, except per share amounts)
Net income (loss)	$(48,419)	$(44,581)	$(94,915)	$(56,312)
Basic weighted-average common shares outstanding in period	51,832	48,299	50,165	48,249
Diluted weighted-average common shares outstanding in period	51,832	48,299	50,165	48,249
Basic net income (loss) per common share	$(0.93)	$(0.92)	$(1.89)	$(1.17)
Diluted net income (loss) per common share	$(0.93)	$(0.92)	$(1.89)	$(1.17)

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

In February 2016, the FASB issued ASU 2016-02, Leases. The objective of this update is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods. The Company is currently evaluating the impact of adopting this standard.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. The objective of this update is to require deferred tax liabilities and assets to be classified as noncurrent in a classified statement of financial position. ASU 2015-17 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The standard will be adopted retrospectively and will not have a significant impact on the Company's disclosures and financial statements.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. The objective of this update is to require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. This ASU amends ASU 2015-03 which had not addressed the balance sheet presentation of debt issuance costs incurred in connection with line-of-credit arrangements. Under ASU 2015-15, a Company may defer debt issuance costs associated with line-of-credit arrangements and present such costs as an asset, subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings. ASU 2015-03 and ASU 2015-15 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, should be applied retrospectively and represent a change in accounting principle. The Company adopted ASU 2015-03 and ASU 2015-15 as of March 31, 2016, and as a result, $8.7 million of debt issuance costs related to the Company’s senior notes and convertible senior notes was reclassified from deferred financing costs and other noncurrent assets to long-term debt in the Company’s consolidated balance sheet as of December 31, 2015. The Company elected to continue presenting the debt issuance costs associated with its credit facility within deferred financing costs and other noncurrent assets in the consolidated balance sheets.

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

3. Supplemental Disclosures of Cash Flow Information

Supplemental cash flow information is as follows:

	Six Months Ended June 30,
	2016	2015
	(in thousands)
Cash paid for interest	$31,287	$30,839
Cash paid for income taxes	—	1,052
Supplemental disclosures of non-cash investing and financing activities:
Accrued liabilities - oil and gas properties	7,452	56,654
Accrued liabilities - equity offering costs	—	624
Change in asset retirement obligations, net of disposals	21	(138)
Retirement of treasury stock	(1,042)	(1,015)
Fair value of debt exchanged for common stock (1)	74,400	—

(1)	See Note 5 for additional information regarding the Debt Exchange.

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

During the three months ended March 31, 2016, the Company committed to a plan to sell certain non-core assets in the Uinta Basin. Therefore, the related assets and liabilities were classified as held for sale in the Unaudited Consolidated Balance Sheet as of March 31, 2016. The related assets continue to be classified as held for sale in the Unaudited Consolidated Balance Sheet as of June 30, 2016, as the sale did not close until July 14, 2016. See Note 15 for additional information regarding this subsequent event.

Assets held for sale are recorded at the lesser of their respective carrying value or fair value less estimated costs to sell. The fair value of the net assets held for sale was $28.9 million and was presented as assets held for sale, net of amortization and impairment, of $33.7 million and liabilities associated with assets held for sale of $4.8 million on the Unaudited Consolidated Balance Sheet as of June 30, 2016.

5. Long-Term Debt

The Company's outstanding debt is summarized below:

		As of June 30, 2016			As of December 31, 2015
	Maturity Date	Principal	Debt Issuance Costs	Carrying Amount	Principal	Debt Issuance Costs	Carrying Amount
		(in thousands)
Amended Credit Facility	April 9, 2020	$—	$—	$—	$—	$—	$—
Convertible Notes (1)(2)	March 15, 2028	579	—	579	579	—	579
7.625% Senior Notes (3)	October 1, 2019	315,300	(2,563)	312,737	400,000	(3,752)	396,248
7.0% Senior Notes (4)	October 15, 2022	400,000	(4,590)	395,410	400,000	(4,953)	395,047
Lease Financing Obligation (5)	August 10, 2020	3,004	(4)	3,000	3,222	(4)	3,218
Total Debt		$718,883	$(7,157)	$711,726	$803,801	$(8,709)	$795,092
Less: Current Portion of Long-Term Debt (6)		447	—	447	440	—	440
Total Long-Term Debt		$718,436	$(7,157)	$711,279	$803,361	$(8,709)	$794,652

(1)	The aggregate estimated fair value of the Convertible Notes was approximately $0.5 million as of June 30, 2016 and December 31, 2015 based on reported market trades of these instruments.

(2)
The Company has the right at any time, with at least 30 days' notice, to call the remaining Convertible Notes, and the holders have the right to require the Company to purchase the notes on each of March 20, 2018 and March 20, 2023.

(3)
The aggregate estimated fair value of the 7.625% Senior Notes was approximately $245.4 million and $270.2 million as of June 30, 2016 and December 31, 2015, respectively, based on reported market trades of these instruments.

(4)
The aggregate estimated fair value of the 7.0% Senior Notes was approximately $292.7 million and $272.0 million as of June 30, 2016 and December 31, 2015, respectively, based on reported market trades of these instruments.

(5)
The aggregate estimated fair value of the Lease Financing Obligation was approximately $3.0 million as of June 30, 2016 and $3.1 million as of December 31, 2015. Because there is no active, public market for the Lease Financing Obligation, the aggregate estimated fair value was based on market-based parameters of comparable term secured financing instruments.

(6)	The current portion of the long-term debt as of June 30, 2016 and December 31, 2015 includes the current portion of the Lease Financing Obligation.

Amended Credit Facility

The Amended Credit Facility had commitments and a borrowing base of $335.0 million from 13 lenders as of June 30, 2016. As of June 30, 2016, the Company had no amounts outstanding under the Amended Credit Facility. As credit support for future payment under a contractual obligation, a $26.0 million letter of credit was issued under the Amended Credit Facility, which reduced the available borrowing capacity of the Amended Credit Facility as of June 30, 2016 to $309.0 million. The borrowing base will not be impacted by the sale of certain non-core assets in the Uinta Basin described in Note 4 and Note 15.

Interest rates are LIBOR plus applicable margins of 1.5% to 2.5% or ABR plus 0.5% to 1.5% and the unused commitment fee is between 0.375% and 0.5% based on borrowing base utilization. There have not been any borrowings under the Amended Credit Facility in 2016.

The borrowing base under the Amended Credit Facility is determined at the discretion of the lenders, based on the collateral value of our proved reserves that have been mortgaged to such lenders, and is subject to regular re-determinations on or about April 1 and October 1 of each year, as well as following any property sales. On April 11, 2016, the borrowing base was reduced from $375.0 million to $335.0 million based on proved reserves and the commodity hedge position in place at December 31, 2015. Future borrowing bases will be computed based on proved oil, natural gas and NGL reserves, hedge positions and estimated future cash flows from those reserves calculated using future commodity pricing provided by our lenders, as well as any other outstanding debt. Lower commodity prices will impact the amount lenders will provide for a borrowing base.

The Amended Credit Facility also contains certain financial covenants. The Company is currently in compliance with all financial covenants and has complied with all financial covenants since issuance.

If the Company fails to comply with the covenants or other terms of any agreements governing the Company's debt, the Company's lenders and holders of the Company's convertible notes and senior notes may have the right to accelerate the maturity of that debt and foreclose upon the collateral, if any, securing that debt. The occurrence of any such event would adversely affect the Company's financial condition. In September 2015, the Company obtained an amendment to the Amended Credit Facility that replaced the Company's debt-to-EBITDAX (earnings before interest, taxes, depreciation, depletion, amortization and exploration expenses) covenant in the facility with a secured debt-to-EBITDAX covenant and an EBITDAX-to-interest covenant through March 31, 2018. There can be no assurance that the Company will be able to obtain similar amendments, or waivers of covenant breaches, in the future if needed.

5% Convertible Senior Notes Due 2028

On March 12, 2008, the Company issued $172.5 million aggregate principal amount of Convertible Notes. On March 20, 2012, $147.2 million of the outstanding principal amount, or approximately 85% of the outstanding Convertible Notes, were put to the Company and redeemed by the Company at par. On March 20, 2015, $24.8 million of the remaining outstanding principal amount, or approximately 98% of the remaining outstanding Convertible Notes, were put to the Company and redeemed by the Company at par. After the redemption, $0.6 million aggregate principal amount of the Convertible Notes were outstanding as of June 30, 2016. The Convertible Notes mature on March 15, 2028, unless earlier converted, redeemed or purchased by the Company. The Convertible Notes are senior unsecured obligations and rank equal in right of payment to all of the Company's existing and future senior unsecured indebtedness, are senior in right of payment to all of the Company's future subordinated indebtedness, and are effectively subordinated to all of the Company's secured indebtedness with respect to the collateral securing such indebtedness. The Convertible Notes are structurally subordinated to all present and future secured and unsecured debt and other obligations of the Company's subsidiaries. The Convertible Notes are fully and unconditionally guaranteed by the subsidiaries that guarantee the Company's indebtedness under the Amended Credit Facility, the 7.625% Senior Notes and the 7.0% Senior Notes.

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

7.625% Senior Notes Due 2019

On September 27, 2011, the Company issued $400.0 million in principal amount of 7.625% Senior Notes due 2019 at par. On June 3, 2016, the Company completed a debt exchange with a holder of the 7.625% Senior Notes (the "Debt Exchange"). The holder exchanged $84.7 million principal amount of the 7.625% Senior Notes for 10 million newly issued shares of the Company’s common stock. Based on the fair value of the shares issued, the Company recognized an $8.7 million gain on extinguishment of debt on the Consolidated Statement of Operations for the three and six months ended June 30, 2016. After the Debt Exchange, $315.3 million aggregate principal amount of the 7.625% Senior Notes were outstanding as of June 30, 2016.

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

Lease Financing Obligation Due 2020

The Company has a lease financing obligation with a balance of $3.0 million as of June 30, 2016 resulting from the Company's sale and subsequent lease back of certain compressors and related facilities owned by the Company (the "Lease Financing Obligation"). The Lease Financing Obligation expires on August 10, 2020, and the Company has the option to purchase the equipment at the end of the lease term for the then current fair market value. The Lease Financing Obligation also contains an early buyout option pursuant to which the Company may purchase the equipment for $1.8 million on February 10, 2019. The lease payments related to the equipment are recognized as principal and interest expense based on a weighted average implicit interest rate of 3.3%. See Note 13 for a discussion of aggregate minimum future lease payments.

The following table summarizes, for the periods indicated, the cash or accrued portion of interest expense related to the Amended Credit Facility, the outstanding Convertible Notes, the 7.625% Senior Notes, the 7.0% Senior Notes and the Lease Financing Obligation along with the non-cash portion resulting from the amortization of the debt discount and transaction costs through interest expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Amended Credit Facility (1)
Cash interest	$437	$437	$875	$870
Non-cash interest (2)	$449	$1,783	$656	$2,369
Convertible Notes (3)
Cash interest	$7	$10	$14	$286
Non-cash interest	$—	$2	$—	$5
7.625% Senior Notes (4)
Cash interest	$7,105	$7,625	$14,730	$15,250
Non-cash interest	$233	$273	$483	$546
7.0% Senior Notes (5)
Cash interest	$7,000	$7,000	$14,000	$14,000
Non-cash interest	$181	$204	$362	$408
Lease Financing Obligation (6)
Cash interest	$25	$28	$51	$57
Non-cash interest	$—	$24	$1	$24

(1)	Cash interest includes amounts related to interest and commitment fees incurred on the Amended Credit Facility and participation and fronting fees paid on the letter of credit.

(2)	The three and six months ended June 30, 2015 included $1.6 million related to amending the credit facility.

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

(4)	The stated interest rate for the 7.625% Senior Notes is 7.625% per annum with an effective interest rate of 8.0% per annum.

(5)	The stated interest rate for the 7.0% Senior Notes is 7.0% per annum with an effective interest rate of 7.2% per annum.

(6)	The effective interest rate for the Lease Financing Obligation is 3.3% per annum.

6. Asset Retirement Obligations

A reconciliation of the Company's asset retirement obligations for the six months ended June 30, 2016 is as follows (in thousands):

As of December 31, 2015	$15,176
Liabilities incurred	82
Liabilities settled	(10)
Disposition of properties	(51)
Accretion expense	465
Revisions to estimate	—
As of June 30, 2016	$15,662
Less: liabilities associated with assets held for sale	4,785
Less: current asset retirement obligations	413
Long-term asset retirement obligations	$10,464

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

	As of June 30, 2016
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents (1)	$40,070	$—	$—	$40,070
Deferred compensation plan (1)	1,241	—	—	1,241
Commodity derivatives (1)	—	51,686	—	51,686
Assets held for sale (2)	—	—	33,717	33,717
Liabilities
Commodity derivatives (1)	$—	$3,531	$—	$3,531
Liabilities associated with assets held for sale (2)	—	—	4,785	4,785

(1)	This represents a financial asset or liability that is measured at fair value on a recurring basis.

(2)	This represents a non-financial asset or liability that is measured at fair value on a nonrecurring basis.

	As of December 31, 2015
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents (1)	$60,065	$—	$—	$60,065
Deferred compensation plan (1)	1,231	—	—	1,231
Commodity derivatives (1)	—	119,471	—	119,471
Proved oil and gas properties (2)	—	—	178,221	178,221
Unproved oil and gas properties (2)	—	—	5,539	5,539

(1)	This represents a financial asset or liability that is measured at fair value on a recurring basis.

(2)	This represents a non-financial asset or liability that is measured at fair value on a nonrecurring basis.

Cash equivalents – The highly liquid cash equivalents are recorded at carrying value. Carrying value approximates fair value, which represents a Level 1 input.

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

Oil and gas properties – Oil and gas property costs are evaluated for impairment and reduced to fair value when there is an indication that the carrying costs may not be recoverable. If an impairment is necessary, the fair value is estimated by using either a market approach based on recent sales prices of comparable properties and/or indications from marketing activities or by using the income valuation technique, which involves calculating the present value of future revenues. The present value, net of estimated operating and development costs, is calculated using estimates of reserves, future commodity pricing, future production estimates, anticipated capital expenditures and various discount rates commensurate with the risk and current market conditions associated with realizing the projected cash flows, predominantly all of which are designated as Level 3 inputs within the fair value hierarchy. During the year ended December 31, 2015, the Company reduced its Uinta Oil Program assets to a fair value of $183.8 million, resulting in a non-cash impairment charge of $572.4 million.

Properties classified as held for sale are valued using a market approach, based on an estimated selling price, as evidenced by current marketing activities, if possible. If an estimated selling price is not available, the Company utilizes the income valuation technique discussed above. The fair value of net assets classified as held for sale was $28.9 million as of June 30, 2016. See Note 4 for additional information on assets held for sale.

Long-term Debt – Long-term debt is not presented at fair value on the Unaudited Consolidated Balance Sheets, as it is recorded at carrying value, net of unamortized debt issuance costs. The fair values of the Company's fixed rate 7.625% Senior Notes and 7.0% Senior Notes totaled $538.1 million as of June 30, 2016. The fair values of the Company's fixed rate 7.625% Senior Notes and 7.0% Senior Notes totaled $542.2 million as of December 31, 2015. The fair values of the Company's fixed rate Senior Notes are based on active market quotes, which represent Level 1 inputs.

The Company estimated the fair value of the Debt Exchange based on the fair value of the Company's common stock. The fair value of the common stock is based on active market quotes, which represent Level 1 inputs. The Company recognized an $8.7 million gain on extinguishment of debt on the Consolidated Statement of Operations for the three and six months ended June 30, 2016 as a result of the Debt Exchange. See Note 5 for additional information regarding the Debt Exchange.

There is no active, public market for the Amended Credit Facility, Convertible Notes or Lease Financing Obligation. The recorded value of the Amended Credit Facility approximates its fair value due to its floating rate structure based on the LIBOR spread and the Company's borrowing base utilization. The Amended Credit Facility had a balance of zero as of June 30, 2016 and December 31, 2015. The Convertible Notes had a fair value of $0.5 million as of June 30, 2016 and December 31, 2015. The fair value of the Convertible Notes is measured based on market-based parameters of the various components of the Convertible Notes and over the counter trades. The Lease Financing Obligation fair values of $3.0 million and $3.1 million as of June 30, 2016 and December 31, 2015, respectively, are measured based on market-based parameters of comparable term secured financing instruments. The fair value measurements for the Amended Credit Facility, Convertible Notes and Lease Financing Obligation represent Level 2 inputs.

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

	As of June 30, 2016
Balance Sheet	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet		Net Amounts of Assets Presented in the Balance Sheet
	(in thousands)
Derivative assets (current)	$44,693	$(3,041)	(1)	$41,652
Derivative assets (noncurrent)	6,993	(212)	(1)	6,781
Total derivative assets	$51,686	$(3,253)		$48,433
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet		Net Amounts of Liabilities Presented in the Balance Sheet
	(in thousands)
Derivative liabilities	$(3,041)	$3,041	(1)	$—
Derivatives and other noncurrent liabilities	(490)	212	(1)	(278)	(2)
Total derivative liabilities	$(3,531)	$3,253		$(278)

	As of December 31, 2015
Balance Sheet	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet		Net Amounts of Assets Presented in the Balance Sheet
	(in thousands)
Derivative assets (current)	$99,809	$—		$99,809
Derivative assets (noncurrent)	19,662	—		19,662
Total derivative assets	$119,471	$—		$119,471

(1)	Asset and liability balances with the same counterparty are presented as a net asset or liability on the Unaudited Consolidated Balance Sheets.

(2)	As of June 30, 2016, this line item on the Unaudited Consolidated Balance Sheet includes $3.8 million of other noncurrent liabilities.

As of June 30, 2016, the Company had financial derivative instruments in place related to the sale of a portion of the Company's production for the following volumes for the periods indicated:

	July – December 2016		For the year 2017
	Derivative Volumes	Weighted Average Price	Derivative Volumes	Weighted Average Price
Oil (Bbls)	1,426,000	$72.57	1,410,250	$62.10
Natural Gas (MMbtu)	920,000	$4.10	1,825,000	$2.96

The Company's derivative financial instruments are generally executed with major financial or commodities trading institutions. The instruments expose the Company to market and credit risks and may, at times, be concentrated with certain counterparties or groups of counterparties. The Company had derivatives in place with eight different counterparties as of June 30, 2016. Although notional amounts are used to express the volume of these contracts, the amounts potentially subject to credit risk, in the event of non-performance by the counterparties, are substantially smaller. The creditworthiness of counterparties is subject to continual review by management, and the Company believes all of these institutions currently are acceptable credit risks. Full performance is anticipated, and the Company has no past due receivables from any of these counterparties.

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

9. Income Taxes

The Company accounts for uncertainty in income taxes for tax positions taken or expected to be taken in a tax return in accordance with the FASB’s rules on income taxes. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities. During the three and six months ended June 30, 2016, the Company had no uncertain tax positions.

The Company’s policy is to classify accrued penalties and interest related to unrecognized tax benefits in the Company’s income tax provision. The Company did not record any accrued interest or penalties associated with unrecognized tax benefits during the three and six months ended June 30, 2016 and 2015.

Income tax benefit for the three and six months ended June 30, 2016 and 2015 differs from the amounts that would be provided by applying the U.S. statutory income tax rates to pretax income or loss principally due to the effect of deferred tax asset valuation allowances, stock based compensation, political lobbying expense, political contributions, nondeductible officer compensation and state income taxes. For the three and six months ended June 30, 2016, the effective tax rate remains at zero as a result of recording a full valuation allowance against our deferred tax asset balance. The Company considers all available evidence (both positive and negative) to estimate whether sufficient future taxable income will be generated to permit the use of the existing deferred tax assets. Such evidence includes the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment, and judgment is required in considering the relative weight of negative and positive evidence. The Company continues to monitor facts and circumstances in the reassessment of the likelihood that operating loss carryforwards, credits and other deferred tax assets will be utilized prior to their expiration.

10. Stockholders' Equity

On June 3, 2016, the Company issued 10 million shares of common stock pursuant to a debt exchange with a holder of the Company's 7.625% Senior Notes. The holder exchanged $84.7 million principal amount of the 7.625% Senior Notes for 10 million newly issued shares of the Company’s common stock.

11. Equity Incentive Compensation Plans and Other Long-term Incentive Programs

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

The following table presents the long-term cash and equity incentive compensation related to awards for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Common stock options (1)	$—	$149	$69	$391
Nonvested common stock (1)	1,411	1,617	3,815	3,191
Nonvested common stock units (1)	256	268	546	529
Nonvested performance-based shares (1)	557	523	1,235	953
Nonvested performance cash units (2)	361	194	846	445
Total	$2,585	$2,751	$6,511	$5,509

(1)
Unrecognized compensation cost as of June 30, 2016 was $9.3 million, which related to grants of nonvested stock options and nonvested shares of common stock that are expected to be recognized over a weighted-average period of 1.8 years.

(2)
The nonvested performance-based cash units are liability awards with $1.3 million and $0.4 million in derivatives and other noncurrent liabilities in the Unaudited Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015, respectively.

Nonvested Equity and Cash Awards. The following table presents the equity and cash awards granted pursuant to the Company's various stock compensation plans:

	Three Months Ended June 30, 2016		Three Months Ended June 30, 2015
Equity Awards	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested common stock	—	$—	9,530	$9.30
Nonvested common stock units	90,714	$7.10	122,729	$8.71
Total granted	90,714		132,259

	Three Months Ended June 30, 2016		Three Months Ended June 30, 2015
Cash Awards	Number of Units	Fair Value Per Unit	Number of Units	Fair Value Per Unit
Nonvested performance cash units	—	$—	1,855	$8.92

	Six Months Ended June 30, 2016		Six Months Ended June 30, 2015
Equity Awards	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested common stock	686,500	$5.11	632,139	$12.26
Nonvested common stock units	93,728	$7.07	124,988	$8.70
Total granted	780,228		757,127

	Six Months Ended June 30, 2016		Six Months Ended June 30, 2015
Cash Awards	Number of Units	Fair Value Per Unit	Number of Units	Fair Value Per Unit
Nonvested performance cash units	646,572	$6.39	407,691	$8.92

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

12. Equity Distribution Agreement

On June 10, 2015, the Company entered into an Equity Distribution Agreement (the "Agreement") with Goldman, Sachs and Co. (the "Manager"). Pursuant to the terms of the Agreement, the Company may sell, from time to time through or to the Manager, shares of its common stock having an aggregate gross sales price of up to $100.0 million. Sales of the shares, if any, will be made by means of ordinary brokers' transactions through the facilities of the New York Stock Exchange, at market prices, in block transactions, to or through a market maker, through an electronic communications network or as otherwise agreed by the Company and the Manager. As of June 30, 2016, no shares have been sold pursuant to the Agreement.

13. Commitments and Contingencies

Lease Financing Obligation. The Company has a Lease Financing Obligation with Bank of America Leasing & Capital, LLC as the lead bank as discussed in Note 5. The aggregate undiscounted minimum future lease payments, including both principal and interest components, are presented below. The Lease Financing Obligation contains an early buyout option pursuant to which the Company may purchase the equipment for $1.8 million on February 10, 2019.

As of June 30, 2016
(in thousands)
2016	$269
2017	537
2018	537
2019	1,825
2020	—
Thereafter	—
Total	$3,168

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

The amounts in the table below represent the Company's future minimum transportation charges:

As of June 30, 2016
(in thousands)
2016	$9,206
2017	18,692
2018	18,692
2019	18,692
2020	18,692
Thereafter	10,902
Total	$94,876

Lease and Other Commitments. The Company leases office space, vehicles and certain equipment under non-cancelable operating leases. Additionally, the Company has entered into various long-term agreements for telecommunication services as well as other drilling and throughput commitments.

Future minimum annual payments under lease and other agreements are as follows:

As of June 30, 2016
(in thousands)
2016 (1)	$4,873
2017 (1)	3,888
2018	2,611
2019	639
2020	—
Thereafter	—
Total	$12,011

(1)	Includes contractual obligations of $3.2 million and $1.0 million related to certain drilling commitments due in 2016 and 2017, respectively.

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

Condensed Consolidating Balance Sheets

	As of June 30, 2016
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Assets:
Current assets	$199,499	$144	$—	$199,643
Property and equipment, net	1,110,485	6,308	—	1,116,793
Intercompany receivable (payable)	21,074	(21,074)	—	—
Investment in subsidiaries	(14,676)	—	14,676	—
Noncurrent assets	26,159	—	—	26,159
Total assets	$1,342,541	$(14,622)	$14,676	$1,342,595
Liabilities and Stockholders' Equity:
Current liabilities	$83,222	$—	$—	$83,222
Long-term debt	711,279	—	—	711,279
Other noncurrent liabilities	14,516	54	—	14,570
Stockholders' equity	533,524	(14,676)	14,676	533,524
Total liabilities and stockholders' equity	$1,342,541	$(14,622)	$14,676	$1,342,595

	As of December 31, 2015
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Assets:
Current assets	$274,115	$202	$—	$274,317
Property and equipment, net	1,164,086	6,598	—	1,170,684
Intercompany receivable (payable)	21,412	(21,412)	—	—
Investment in subsidiaries	(14,664)	—	14,664	—
Noncurrent assets	61,519	—	—	61,519
Total assets	$1,506,468	$(14,612)	$14,664	$1,506,520
Liabilities and Stockholders' Equity:
Current liabilities	$145,231	$—	$—	$145,231
Long-term debt	794,652	—	—	794,652
Other noncurrent liabilities	17,169	52	—	17,221
Stockholders' equity	549,416	(14,664)	14,664	549,416
Total liabilities and stockholders' equity	$1,506,468	$(14,612)	$14,664	$1,506,520

Condensed Consolidating Statements of Operations

	Three Months Ended June 30, 2016
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Operating and other revenues	$47,139	$145	$—	$47,284
Operating expenses	(56,956)	(161)	—	(57,117)
General and administrative	(9,937)	—	—	(9,937)
Interest income and other income (expense)	(28,649)	—	—	(28,649)
Income (loss) before income taxes and equity in earnings of subsidiaries	(48,403)	(16)	—	(48,419)
(Provision for) Benefit from income taxes	—	—	—	—
Equity in earnings (loss) of subsidiaries	(16)	—	16	—
Net income (loss)	$(48,419)	$(16)	$16	$(48,419)

	Six Months Ended June 30, 2016
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Operating and other revenues	$76,405	$313	$—	$76,718
Operating expenses	(113,261)	(325)	—	(113,586)
General and administrative	(22,357)	—	—	(22,357)
Interest income and other income (expense)	(35,690)	—	—	(35,690)
Income (loss) before income taxes and equity in earnings of subsidiaries	(94,903)	(12)	—	(94,915)
(Provision for) Benefit from income taxes	—	—	—	—
Equity in earnings (loss) of subsidiaries	(12)	—	12	—
Net income (loss)	$(94,915)	$(12)	$12	$(94,915)

	Three Months Ended June 30, 2015
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Operating and other revenues	$62,505	$113	$—	$62,618
Operating expenses	(73,596)	(157)	—	(73,753)
General and administrative	(14,672)	—	—	(14,672)
Interest and other income (expense)	(45,721)	—	—	(45,721)
Income (loss) before income taxes and equity in earnings of subsidiaries	(71,484)	(44)	—	(71,528)
(Provision for) Benefit from income taxes	26,947	—	—	26,947
Equity in earnings of subsidiaries	(44)	—	44	—
Net income (loss)	$(44,581)	$(44)	$44	$(44,581)

	Six Months Ended June 30, 2015
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Operating and other revenues	$111,401	$251	$—	$111,652
Operating expenses	(148,594)	(318)	—	(148,912)
General and administrative	(28,001)	—	—	(28,001)
Interest and other income (expense)	(24,871)	—	—	(24,871)
Income (loss) before income taxes and equity in earnings of subsidiaries	(90,065)	(67)	—	(90,132)
(Provision for) Benefit from income taxes	33,820	—	—	33,820
Equity in earnings (loss) of subsidiaries	(67)	—	67	—
Net income (loss)	$(56,312)	$(67)	$67	$(56,312)

Condensed Consolidating Statements of Comprehensive Income (Loss)

	Three Months Ended June 30, 2016
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Net income (loss)	$(48,419)	$(16)	$16	$(48,419)
Other comprehensive income (loss)	—	—	—	—
Comprehensive income (loss)	$(48,419)	$(16)	$16	$(48,419)

	Six Months Ended June 30, 2016
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Net income (loss)	$(94,915)	$(12)	$12	$(94,915)
Other comprehensive income (loss)	—	—	—	—
Comprehensive income (loss)	$(94,915)	$(12)	$12	$(94,915)

	Three Months Ended June 30, 2015
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Net income (loss)	$(44,581)	$(44)	$44	$(44,581)
Other comprehensive income (loss)	—	—	—	—
Comprehensive income (loss)	$(44,581)	$(44)	$44	$(44,581)

	Six Months Ended June 30, 2015
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Net income (loss)	$(56,312)	$(67)	$67	$(56,312)
Other comprehensive income (loss)	—	—	—	—
Comprehensive income (loss)	$(56,312)	$(67)	$67	$(56,312)

Condensed Consolidating Statements of Cash Flows

	Six Months Ended June 30, 2016
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities	$48,426	$353	$—	$48,779
Cash flows from investing activities:
Additions to oil and gas properties, including acquisitions	(86,666)	(14)	—	(86,680)
Additions to furniture, fixtures and other	(991)	—	—	(991)
Proceeds from sale of properties and other investing activities	(1,225)	—	—	(1,225)
Intercompany transfers	339	—	(339)	—
Cash flows from financing activities:
Principal payments on debt	(218)	—	—	(218)
Intercompany transfers	—	(339)	339	—
Other financing activities	(1,078)	—	—	(1,078)
Change in cash and cash equivalents	(41,413)	—	—	(41,413)
Beginning cash and cash equivalents	128,836	—	—	128,836
Ending cash and cash equivalents	$87,423	$—	$—	$87,423

	Six Months Ended June 30, 2015
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities	$90,952	$189	$—	$91,141
Cash flows from investing activities:
Additions to oil and gas properties, including acquisitions	(195,492)	1,369	—	(194,123)
Additions to furniture, fixtures and other	(878)	—	—	(878)
Proceeds from sale of properties and other investing activities	66,518	—	—	66,518
Cash paid for short-term investments	(114,883)	—	—	(114,883)
Proceeds from sale of short-term investments	50,000	—	—	50,000
Intercompany transfers	1,558	—	(1,558)	—
Cash flows from financing activities:
Principal payments on debt	(24,976)	—	—	(24,976)
Intercompany transfers	—	(1,558)	1,558	—
Other financing activities	(2,821)	—	—	(2,821)
Change in cash and cash equivalents	(130,022)	—	—	(130,022)
Beginning cash and cash equivalents	165,904	—	—	165,904
Ending cash and cash equivalents	$35,882	$—	$—	$35,882

15. Subsequent Events

On July 14, 2016, the Company closed on the sale of certain non-core assets in the Uinta Basin. Total gross consideration, including preliminary closing adjustments, was $34.4 million, including cash proceeds of $29.6 million and $4.8 million related to relief from asset retirement obligations. The related assets and liabilities were classified as held for sale in the Unaudited Consolidated Balance Sheets as of June 30, 2016.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements as to future plans, estimates, beliefs and expected performance of Bill Barrett Corporation (the "Company", "we", "us" or "our"). Forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, risks and uncertainties relating to:

•	potential failure to achieve expected production from existing and future exploration or development projects or acquisitions;

•	volatility of market prices received for oil, natural gas and natural gas liquids ("NGLs"), and the risk of a prolonged period of depressed prices;

•	reduction of proved undeveloped reserves due to failure to develop within the five year development window defined by the Securities and Exchange Commission;

•	derivative and hedging activities;

•
legislative, judicial or regulatory changes including initiatives to impose standard setbacks from occupied structures and other sensitive areas, initiatives to give local governmental authorities the ability to regulate or to ban oil and gas development activities within their boundaries, and initiatives related to drilling and completion techniques such as hydraulic fracturing;

•	solely operating in the Rocky Mountain region;

•	compliance with environmental and other regulations;

•	economic and competitive conditions;

•	occurrence of property divestitures or acquisitions;

•	possible inability to complete planned dispositions;

•	costs and availability of third party facilities for gathering, processing, refining and transportation;

•	future processing volumes and pipeline throughput;

•	impact of health and safety issues on operations;

•	operational risks, including industrial accidents and natural disasters;

•	reductions in the borrowing base under our amended revolving credit facility (the "Amended Credit Facility");

•	debt and equity market conditions and availability of capital;

•	ability to receive drilling and other permits, regulatory approvals and required surface access and rights of way;

•	higher than expected costs and expenses including production, drilling and well equipment costs;

•	declines in the values of our oil and natural gas properties resulting in impairments;

•	changes in estimates of proved reserves;

•	the potential for production decline rates from our wells, or drilling and related costs, to be greater than we expect;

•	ability to replace natural production declines with acquisitions, new drilling or recompletion activities;

•	exploration risks such as drilling unsuccessful wells;

•	capital expenditures and contractual obligations;

•
liabilities resulting from litigation concerning alleged damages related to environmental issues, pollution, contamination, personal injury, royalties, marketing, title to properties, validity of leases, or other matters that may not be covered by an effective indemnity or insurance;

•	changes in tax laws and statutory tax rates; and

•
other uncertainties, including those factors discussed below and in our Annual Report on Form 10-K for the year ended December 31, 2015 under the headings "Cautionary Note Regarding Forward-Looking Statements" and "Risk Factors" and in Item 1A, "Risk Factors" of this Quarterly Report on Form 10-Q, all of which are difficult to predict.

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

As we go through 2016, our priority remains ensuring ample liquidity and adjusting our development plans as necessary to this end. Further, we continue to monitor debt, equity and hedging markets for opportunities to strengthen our liquidity position. On April 11, 2016, the borrowing base under our Amended Credit Facility was reduced to $335.0 million based on proved reserves in place at December 31, 2015. Our re-determined borrowing base of $335.0 million is reduced by $26.0 million to $309.0 million due to an outstanding irrevocable letter of credit related to a firm transportation agreement.

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

Commodity prices are inherently volatile and are influenced by many factors outside of our control. We currently have hedged 1,426,000 barrels of oil and 920,000 MMbtu of natural gas or approximately 48% of our expected 2016 production and 1,410,250 barrels of oil and 1,825,000 MMbtu of natural gas for our 2017 production at price levels that provide some economic certainty to our cash flows. We focus our efforts on increasing oil, natural gas and NGLs reserves and production while controlling costs at a level that is appropriate for long-term operations. Our future earnings and cash flows are dependent on our ability to manage our revenues and overall cost structure to a level that allows for profitable production.

We operate in one industry segment, which is the development and production of crude oil, natural gas and NGLs, and all of our operations are conducted in the Rocky Mountain region of the United States. Consequently, we currently report a single reportable segment.

On April 28, 2016, we entered into a purchase and sale agreement for the sale of certain non-core assets in the Uinta Basin. Total gross consideration, prior to customary closing adjustments, was $33.7 million, including cash proceeds of $28.9 million and $4.8 million related to the relief of asset retirement obligations. The transaction closed July 14, 2016. The related assets and liabilities were classified as held for sale in the Unaudited Consolidated Balance Sheet as of March 31, 2016 and June 30, 2016.

Results of Operations

The following table sets forth selected operating data for the periods indicated:

Three Months Ended June 30, 2016 Compared with Three Months Ended June 30, 2015

	Three Months Ended June 30,		Increase (Decrease)
	2016	2015	Amount	Percent
	($ in thousands, except per unit data)
Operating Results:
Operating and Other Revenues
Oil, gas and NGL production	$47,025	$61,382	$(14,357)	(23)%
Other	259	1,236	(977)	(79)%
Operating Expenses
Lease operating expense	8,479	11,405	(2,926)	(26)%
Gathering, transportation and processing expense	611	933	(322)	(35)%
Production tax expense	3,520	3,816	(296)	(8)%
Exploration expense	21	92	(71)	(77)%
Impairment, dry hole costs and abandonment expense	234	1,090	(856)	(79)%
(Gain) Loss on divestitures	(708)	(644)	(64)	(10)%
Depreciation, depletion and amortization	40,392	52,674	(12,282)	(23)%
Unused commitments	4,568	4,387	181	4%
General and administrative expense (1)	9,937	14,672	(4,735)	(32)%
Total operating expenses	$67,054	$88,425	$(21,371)	(24)%
Production Data:
Oil (MBbls)	1,023	1,120	(97)	(9)%
Natural gas (MMcf)	1,944	1,800	144	8%
NGLs (MBbls)	260	208	52	25%
Combined volumes (MBoe)	1,607	1,628	(21)	(1)%
Daily combined volumes (Boe/d)	17,659	17,890	(231)	(1)%
Average Realized Prices Before Hedging:
Oil (per Bbl)	$39.93	$48.68	$(8.75)	(18)%
Natural gas (per Mcf)	1.50	2.33	(0.83)	(36)%
NGLs (per Bbl)	12.55	12.76	(0.21)	(2)%
Combined (per Boe)	29.26	37.70	(8.44)	(22)%
Average Realized Prices with Hedging:
Oil (per Bbl)	$63.34	$78.44	$(15.10)	(19)%
Natural gas (per Mcf)	2.07	4.10	(2.03)	(50)%
NGLs (per Bbl)	12.55	12.76	(0.21)	(2)%
Combined (per Boe)	44.84	60.13	(15.29)	(25)%
Average Costs (per Boe):
Lease operating expense	$5.28	$7.01	$(1.73)	(25)%
Gathering, transportation and processing expense	0.38	0.57	(0.19)	(33)%
Production tax expense	2.19	2.34	(0.15)	(6)%
Depreciation, depletion and amortization (2)	27.05	32.36	(5.31)	(16)%
General and administrative expense (1)	6.18	9.01	(2.83)	(31)%

(1)
Included in general and administrative expense is long-term cash and equity incentive compensation of $2.6 million (or $1.61 per Boe) and $2.8 million (or $1.70 per Boe) for the three months ended June 30, 2016 and 2015, respectively.

(2)
The DD&A rate per Boe excludes production of 114 MBoe associated with our properties that were classified as held for sale in the Uinta Basin, as these were not depleted throughout the quarter ended June 30, 2016.

Production Revenues and Volumes. Production revenues decreased to $47.0 million for the three months ended June 30, 2016 from $61.4 million for the three months ended June 30, 2015. The decrease in production revenues was primarily due to a 22% decrease in average realized prices before hedging.

Total production volumes were 1.6 MMBoe for both the three months ended June 30, 2016 and June 30, 2015. Additional information concerning production is in the following table:

	Three Months Ended June 30, 2016				Three Months Ended June 30, 2015				% Increase (Decrease)
	Oil	NGL	Natural Gas	Total	Oil	NGL	Natural Gas	Total	Oil	NGL	Natural Gas	Total
	(MBbls)	(MBbls)	(MMcf)	(MBoe)	(MBbls)	(MBbls)	(MMcf)	(MBoe)	(MBbls)	(MBbls)	(MMcf)	(MBoe)
DJ Basin	783	243	1,584	1,290	729	186	1,350	1,140	7%	31%	17%	13%
Uinta Oil Program	239	16	318	308	389	22	444	485	(39)%	(27)%	(28)%	(36)%
Other	1	1	42	9	2	—	6	3	*nm	*nm	*nm	*nm
Total	1,023	260	1,944	1,607	1,120	208	1,800	1,628	(9)%	25%	8%	(1)%

*	Not meaningful.

Lease Operating Expense ("LOE"). LOE decreased to $5.28 per Boe for the three months ended June 30, 2016 from $7.01 per Boe for the three months ended June 30, 2015. The decrease per Boe for the three months ended June 30, 2016 compared with the three months ended June 30, 2015 is primarily related to operational efficiencies, a decrease in service industry costs, reduced workover activity in the Uinta Basin, our decision to shut-in certain Uinta Basin wells due to the current low commodity price environment and non-core asset sales in the DJ Basin.

Production Tax Expense. Total production taxes decreased to $3.5 million for the three months ended June 30, 2016 from $3.8 million for the three months ended June 30, 2015. Production taxes are primarily based on the wellhead values of production, which exclude gains and losses associated with hedging activities. Production taxes as a percentage of oil, natural gas and NGL sales before hedging adjustments were 7.5% and 6.2% for the three months ended June 30, 2016 and June 30, 2015, respectively.

Production tax rates vary across the different areas in which we operate. As the proportion of our production changes from area to area, our average production tax rate will vary depending on the quantities produced from each area and the production tax rates in effect for those areas.

Impairment, Dry Hole Costs and Abandonment Expense. Our impairment, dry hole costs and abandonment expense for the three months ended June 30, 2016 and 2015 is summarized below:

	Three Months Ended June 30,
	2016	2015
	(in thousands)
Non-cash impairment of proved oil and gas properties	$—	$272	(1)
Non-cash impairment of unproved oil and gas properties	—	173	(1)
Dry hole expense	13	(58)
Abandonment expense/ Lease expirations	221	703
Total non-cash impairment, dry hole costs and abandonment expense	$234	$1,090

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

Oil and gas properties are assessed for impairment once they meet the criteria to be classified as held for sale. Assets held for sale are carried at the lower of carrying cost or fair value less costs to sell. The fair value of the assets is determined using a market approach, based on an estimated selling price, as evidenced by current marketing activities, if possible. If an estimated selling price is not available, we utilize the income valuation technique, which involves calculating the present value of future revenues, as discussed above. If the carrying amount of the assets exceeds the fair value less costs to sell, an impairment will result to reduce the value of the properties down to fair value less costs to sell.

Unproved oil and gas properties are assessed periodically for impairment on a property-by-property basis based on remaining lease terms, drilling results, reservoir performance, commodity price outlooks, future plans to develop acreage, recent sales prices of comparable properties and other relevant matters. We generally expect impairments of unproved properties to be more likely to occur in periods of low commodity prices because we will be less likely to devote capital to exploration activities.

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

Our current recoverability test on our existing proved oil and gas properties as of June 30, 2016 uses commodity pricing based on a combination of assumptions, which are closely aligned with the assumptions management uses in its budgeting and forecasting process adjusted for geographical location and quality differentials as well as other factors that management believes will impact realized prices. The application of this test as of June 30, 2016 results in a surplus of future estimated net cash flows over carrying value of approximately $400.6 million and $95.4 million for the Uinta Oil Program and DJ Basin, respectively. We estimate that the surplus in the Uinta Oil program would decrease by approximately $15.0 million to $20.0 million and the DJ Basin would decrease by approximately $20.0 million to $25.0 million for every $1.00 decrease in the oil price assumptions used in the recoverability test. If impairment is necessary, we would reduce the carrying value to fair value. If future commodity prices assumed in the recoverability test are not realized, it is likely that we will incur a significant impairment.

Depreciation, Depletion and Amortization ("DD&A"). DD&A decreased to $40.4 million for the three months ended June 30, 2016 compared with $52.7 million for the three months ended June 30, 2015. The decrease of $12.3 million was primarily due to a 16% decrease in the DD&A rate for the three months ended June 30, 2016 compared with the three months ended June 30, 2015.

Under successful efforts accounting, depletion expense is calculated on a field-by-field basis based on geologic and reservoir delineation using the unit-of-production method. The capital expenditures for proved properties for each field compared to the proved reserves corresponding to each producing field determine a depletion rate for current production. For the three months ended June 30, 2016, the relationship of capital expenditures, proved reserves and production from certain producing fields yielded a depletion rate of $27.05 per Boe compared with $32.36 per Boe for the three months ended June 30, 2015.

Unused Commitments. During March 2010, we entered into two firm natural gas pipeline transportation contracts to provide a guaranteed outlet for production from the West Tavaputs area of the Uinta Basin and the Gibson Gulch area of the Piceance Basin. These transportation contracts were not included in the sales of these assets in December 2013 and September 2014, respectively. Both firm transportation contracts require the pipeline to provide transportation capacity and require us to pay transportation charges regardless of the amount of pipeline capacity utilized and expire July 31, 2021. Unused commitments expense for the three months ended June 30, 2016 and June 30, 2015 consisted of $4.6 million and $4.4 million related to these contracts, respectively.

General and Administrative Expense. General and administrative expense decreased to $9.9 million for the three months ended June 30, 2016 from $14.7 million for the three months ended June 30, 2015 primarily due to a decrease in employee compensation and benefits.

Included in general and administrative expense is long-term cash and equity incentive compensation of $2.6 million and $2.8 million for the three months ended June 30, 2016 and 2015, respectively. The components of long-term cash and equity incentive compensation for the three months ended June 30, 2016 and 2015 are shown in the following table:

	Three Months Ended June 30,
	2016	2015
	(in thousands)
Stock options and nonvested shares of common stock	$2,205	$2,557
Shares issued for directors' fees	19	18
Performance cash units	361	194
Total	$2,585	$2,769

Interest Expense. Interest expense decreased to $15.4 million for the three months ended June 30, 2016 from $17.4 million for the three months ended June 30, 2015 primarily due to recognizing additional interest expense associated with amending the credit facility during the three months ended June 30, 2015.

Interest expense will decrease in future periods due to the Debt Exchange completed on June 3, 2016 (see Note 5 to the accompanying financial statements), which reduced the principal of our 7.625% Senior Notes by $84.7 million.

Commodity Derivative Gain (Loss). Commodity derivative gain (loss) was a loss of $22.0 million for the three months ended June 30, 2016 compared with a loss of $27.7 million for the three months ended June 30, 2015. The gain or loss on commodity derivatives is related to fluctuations of oil and natural gas future pricing compared to actual pricing of commodity hedges in place as of June 30, 2016 and 2015 or during the periods then ended.

The table below summarizes our commodity derivative gains and losses that were recognized in the periods presented:

	Three Months Ended June 30,
	2016	2015
	(in thousands)
Realized gain (loss) on derivatives (1)	$25,043	$36,523
Reversal of prior year unrealized gain transferred to realized gain (1)	(27,863)	(38,234)
Unrealized gain (loss) on derivatives (1)	(19,160)	(25,946)
Total commodity derivative gain (loss)	$(21,980)	$(27,657)

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

During the three months ended June 30, 2016, approximately 65% of our oil volumes and 22% of our natural gas volumes were subject to financial hedges, which resulted in an increase in oil income of $23.9 million and natural gas income of $1.1 million after settlements for all commodity derivatives.

During the three months ended June 30, 2015, approximately 92% of our oil volumes and 96% of our natural gas volumes were subject to financial hedges, which resulted in an increase in oil income of $33.3 million and natural gas income of $3.2 million after settlements for all commodity derivatives.

Income Tax (Expense) Benefit. For the three months ended June 30, 2016, we recorded an additional valuation allowance against our deferred tax asset balance which reduced our effective tax rate to zero. The income tax benefit of $26.9 million for the three months ended June 30, 2015 resulted in an effective tax rate of 37.7%. In regard to the valuation allowance recorded against our deferred tax asset balance we considered all available evidence in assessing the need for a valuation allowance. Such evidence includes the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment, and judgment is required in considering the relative weight of negative and positive evidence. We continue to monitor facts and circumstances in the reassessment of the likelihood that operating loss carryforwards, credits and other deferred tax assets will be utilized prior to their expiration. Additionally, for both the 2016 and 2015 periods, our effective tax rate differs from the federal statutory rate primarily as a result of recording permanent differences for stock-based compensation expense, lobbying and political contributions, and officer compensation as well as the effect of state income taxes.

Six Months Ended June 30, 2016 Compared with Six Months Ended June 30, 2015

	Six Months Ended June 30,		Increase (Decrease)
	2016	2015	Amount	Percent
	($ in thousands, except per unit data)
Operating Results:
Operating and Other Revenues
Oil, gas and NGL production	$76,146	$109,868	$(33,722)	(31)%
Other	572	1,784	(1,212)	(68)%
Operating Expenses
Lease operating expense	17,306	25,196	(7,890)	(31)%
Gathering, transportation and processing expense	1,399	1,875	(476)	(25)%
Production tax expense	3,205	6,350	(3,145)	(50)%
Exploration expense	48	125	(77)	(62)%
Impairment, dry hole costs and abandonment expense	792	2,345	(1,553)	(66)%
(Gain) Loss on divestitures	(708)	(682)	(26)	(4)%
Depreciation, depletion and amortization	82,408	104,928	(22,520)	(21)%
Unused commitments	9,136	8,775	361	4%
General and administrative expense (1)	22,357	28,001	(5,644)	(20)%
Total operating expenses	$135,943	$176,913	$(40,970)	(23)%
Production Data:
Oil (MBbls)	1,909	2,245	(336)	(15)%
Natural gas (MMcf)	3,564	3,558	6	—%
NGLs (MBbls)	471	371	100	27%
Combined volumes (MBoe)	2,974	3,209	(235)	(7)%
Daily combined volumes (Boe/d)	16,341	17,729	(1,388)	(7)%
Average Realized Prices Before Hedging:
Oil (per Bbl)	$34.20	$42.89	$(8.69)	(20)%
Natural gas (per Mcf)	1.57	2.46	(0.89)	(36)%
NGLs (per Bbl)	11.15	13.00	(1.85)	(14)%
Combined (per Boe)	25.60	34.24	(8.64)	(25)%
Average Realized Prices with Hedging:
Oil (per Bbl)	$63.50	$77.35	$(13.85)	(18)%
Natural gas (per Mcf)	2.16	4.01	(1.85)	(46)%
NGLs (per Bbl)	11.15	13.00	(1.85)	(14)%
Combined (per Boe)	45.11	60.07	(14.96)	(25)%
Average Costs (per Boe):
Lease operating expense	$5.82	$7.85	$(2.03)	(26)%
Gathering, transportation and processing expense	0.47	0.58	(0.11)	(19)%
Production tax expense	1.08	1.98	(0.90)	(45)%
Depreciation, depletion and amortization (2)	28.81	32.70	(3.89)	(12)%
General and administrative expense (1)	7.52	8.73	(1.21)	(14)%

(1)
Included in general and administrative expense is long-term cash and equity incentive compensation of $6.5 million (or $2.19 per Boe) and $5.8 million (or $1.81 per Boe) for the six months ended June 30, 2016 and 2015, respectively.

(2)
The DD&A rate per Boe excludes production of 114 MBoe associated with our properties that were classified as held for sale in the Uinta Basin, as these were not depleted throughout the quarter ended June 30, 2016.

Production Revenues and Volumes. Production revenues decreased to $76.1 million for the six months ended June 30, 2016 from $109.9 million for the six months ended June 30, 2015. The decrease in production revenues was due to a 25% decrease in average realized prices before hedging and a 7% decrease in production volumes. The decrease in average realized prices before hedging decreased production revenues by approximately $27.8 million, while the decrease in production volumes reduced production revenues by approximately $6.0 million.

Total production volumes of 3.0 MMBoe for the six months ended June 30, 2016 decreased from 3.2 MMBoe for the six months ended June 30, 2015. The decrease is primarily related to a 39% decrease in production from the Uinta Oil Program due to natural production declines with no significant drilling or recompletion activities to offset these declines and our decision to shut-in certain Uinta Basin wells due to the current low commodity price environment. In addition, the increase in the DJ Basin production was offset by non-core asset sales completed during the year ended December 31, 2015. Additional information concerning production is in the following table:

	Six Months Ended June 30, 2016				Six Months Ended June 30, 2015				% Increase (Decrease)
	Oil	NGL	Natural Gas	Total	Oil	NGL	Natural Gas	Total	Oil	NGL	Natural Gas	Total
	(MBbls)	(MBbls)	(MMcf)	(MBoe)	(MBbls)	(MBbls)	(MMcf)	(MBoe)	(MBbls)	(MBbls)	(MMcf)	(MBoe)
DJ Basin	1,421	440	2,946	2,352	1,436	323	2,592	2,191	(1)%	36%	14%	7%
Uinta Oil Program	487	29	576	612	789	47	960	996	(38)%	(38)%	(40)%	(39)%
Other	1	2	42	10	20	1	6	22	*nm	*nm	*nm	*nm
Total	1,909	471	3,564	2,974	2,245	371	3,558	3,209	(15)%	27%	—%	(7)%

*	Not meaningful.

Lease Operating Expense. LOE decreased to $5.82 per Boe for the six months ended June 30, 2016 from $7.85 per Boe for the six months ended June 30, 2015. The decrease per Boe for the six months ended June 30, 2016 compared with the six months ended June 30, 2015 is primarily related to operational efficiencies, a decrease in service industry costs, reduced workover activity in the Uinta Basin, our decision to shut-in certain Uinta Basin wells due to the current low commodity price environment and non-core asset sales in the DJ Basin.

Production Tax Expense. Total production taxes decreased to $3.2 million for the six months ended June 30, 2016 from $6.4 million for the six months ended June 30, 2015. The overall decrease in production tax expense is related to the annual true-up of Colorado ad valorem tax based on actual assessments and a true-up of the Colorado severance tax based on the annual severance tax calculation. In addition, production tax expense decreased due to a 25% decrease in average realized prices before hedging. Production taxes are primarily based on the wellhead values of production, which exclude gains and losses associated with hedging activities.

Production tax rates vary across the different areas in which we operate. As the proportion of our production changes from area to area, our average production tax rate will vary depending on the quantities produced from each area and the production tax rates in effect for those areas.

Impairment, Dry Hole Costs and Abandonment Expense. Our impairment, dry hole costs and abandonment expense for the six months ended June 30, 2016 and 2015 are summarized below:

	Six Months Ended June 30,
	2016	2015
	(in thousands)
Non-cash impairment of proved oil and gas properties	$—	$272	(1)
Non-cash impairment of unproved oil and gas properties	183	231	(1)
Dry hole expense	70	(43)
Abandonment expense	539	1,885
Total non-cash impairment, dry hole costs and abandonment expense	$792	$2,345

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

Oil and gas properties are assessed for impairment once they meet the criteria to be classified as held for sale. Assets held for sale are carried at the lower of carrying cost or fair value less costs to sell. The fair value of the assets is determined using a market approach, based on an estimated selling price, as evidenced by current marketing activities, if possible. If an estimated selling price is not available, we utilize the income valuation technique, which involves calculating the present value of future revenues, as discussed above. If the carrying amount of the assets exceeds the fair value less costs to sell, an impairment will result to reduce the value of the properties down to fair value less costs to sell.

Unproved oil and gas properties are assessed periodically for impairment on a property-by-property basis based on remaining lease terms, drilling results, reservoir performance, commodity price outlooks, future plans to develop acreage, recent sales prices of comparable properties and other relevant matters. We generally expect impairments of unproved properties to be more likely to occur in periods of low commodity prices because we will be less likely to devote capital to exploration activities.

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

Our current recoverability test on our existing proved oil and gas properties as of June 30, 2016 uses commodity pricing based on a combination of assumptions, which are closely aligned with the assumptions management uses in its budgeting and forecasting process adjusted for geographical location and quality differentials as well as other factors that management believes will impact realized prices. The application of this test as of June 30, 2016 results in a surplus of future estimated net cash flows over carrying value of approximately $400.6 million and $95.4 million for the Uinta Oil Program and DJ Basin, respectively. We estimate that the surplus in the Uinta Oil program would decrease by approximately $15.0 million to $20.0 million and the DJ Basin would decrease by approximately $20.0 million to $25.0 million for every $1.00 decrease in the oil price assumptions used in the recoverability test. If impairment is necessary, we would reduce the carrying value to fair value. If future commodity prices assumed in the recoverability test are not realized, it is likely that we will incur a significant impairment.

Depreciation, Depletion and Amortization. DD&A decreased to $82.4 million for the six months ended June 30, 2016 compared with $104.9 million for the six months ended June 30, 2015. The decrease of $22.5 million was a result of the 7% decrease in production for the six months ended June 30, 2016 compared with the six months ended June 30, 2015 and a decrease in the DD&A rate. The decrease in the DD&A rate accounted for a $14.8 million decrease in DD&A expense, while the decrease in production accounted for a $7.7 million decrease in DD&A expense.

Under successful efforts accounting, depletion expense is calculated on a field-by-field basis based on geologic and reservoir delineation using the unit-of-production method. The capital expenditures for proved properties for each field compared to the proved reserves corresponding to each producing field determine a depletion rate for current production. For the six months ended June 30, 2016, the relationship of capital expenditures, proved reserves and production from certain producing fields yielded a depletion rate of $28.81 per Boe compared with $32.70 per Boe for the six months ended June 30, 2015.

Unused Commitments. During March 2010, we entered into two firm natural gas pipeline transportation contracts to provide a guaranteed outlet for production from the West Tavaputs area of the Uinta Basin and the Gibson Gulch area of the Piceance Basin. These transportation contracts were not included in the sales of these assets in December 2013 and September 2014, respectively. Both firm transportation contracts require the pipeline to provide transportation capacity and require us to pay monthly transportation charges of $1.5 million regardless of the amount of pipeline capacity utilized and expire July 31, 2021. Unused commitments expense for the six months ended June 30, 2016 and June 30, 2015 consisted of $9.1 million and $8.8 million related to these contracts, respectively.

General and Administrative Expense. General and administrative expense decreased to $22.4 million for the six months ended June 30, 2016 from $28.0 million for the six months ended June 30, 2015 primarily due to a reduction of employee related costs and benefits.

Included in general and administrative expense is long-term cash and equity incentive compensation of $6.5 million and $5.8 million for the six months ended June 30, 2016 and 2015, respectively. The components of long-term cash and equity incentive compensation for the six months ended June 30, 2016 and 2015 are shown in the following table:

	Six Months Ended June 30,
	2016	2015
	(in thousands)
Stock options and nonvested shares of common stock	$5,627	$5,064
Shares issued for 401(k) plan (1)	—	273
Shares issued for directors' fees	38	37
Performance cash units	846	445
Total	$6,511	$5,819

(1)	Beginning in the second quarter of 2015, the employer matching contribution to the employees 401(k) account was paid entirely in cash.

Interest Expense. Interest expense decreased to $31.2 million for the six months ended June 30, 2016 from $33.8 million for the six months ended June 30, 2015 primarily due to recognizing additional interest expense associated with amending the credit facility during the six months ended June 30, 2015.

Interest expense will decrease in future periods due to the Debt Exchange completed on June 3, 2016 (see Note 5 to the accompanying financial statements), which reduced the principal of our 7.625% Senior Notes by $84.7 million.

Commodity Derivative Gain (Loss). Commodity derivative gain (loss) was a loss of $13.3 million for the six months ended June 30, 2016 compared with a gain of $6.8 million for the six months ended June 30, 2015. The gain or loss on commodity derivatives is related to fluctuations of oil and natural gas future pricing compared to actual pricing of commodity hedges in place as of June 30, 2016 and 2015 and during the periods then ended.

The table below summarizes our commodity derivative gains and losses that were recognized in the periods presented:

	Six Months Ended June 30,
	2016	2015
	(in thousands)
Realized gain (loss) on derivatives (1)	$58,005	$82,898
Reversal of prior year unrealized gain transferred to realized gain (1)	(57,349)	(78,968)
Unrealized gain (loss) on derivatives (1)	(13,968)	2,851
Total commodity derivative gain (loss)	$(13,312)	$6,781

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

During the six months ended June 30, 2016, approximately 70% of our oil volumes and 24% of our natural gas volumes were subject to financial hedges, which resulted in increased oil income of $55.9 million and natural gas income of $2.1 million after settlements for all commodity derivatives.

During the six months ended June 30, 2015, approximately 91% of our oil volumes and 94% of our natural gas volumes were subject to financial hedges, which resulted in increased oil income of $77.4 million and natural gas income of $5.5 million after settlements for all commodity derivatives.

Income Tax (Expense) Benefit. For the six months ended June 30, 2016, we recorded an additional valuation allowance against our deferred tax asset balance which reduced our effective tax rate to zero. For the six months ended June 30, 2015, the income tax benefit was $33.8 million resulting in an effective tax rate of 37.5%. In regard to the valuation allowance recorded against our deferred tax asset balance, we considered all available evidence in assessing the need for a valuation allowance. Such evidence includes the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment, and judgment is required in considering the relative weight of negative and positive evidence. We continue to monitor facts and circumstances in the reassessment of the likelihood that operating loss carryforwards, credits and other deferred tax assets will be utilized prior to their expiration. Additionally, for both the 2016 and 2015 periods, our effective tax rate differs from the federal statutory rate primarily as a result of recording permanent differences for stock-based compensation expense, lobbying and political contributions, and officer compensation as well as the effect of state income taxes.

Capital Resources and Liquidity

Our primary sources of liquidity since our formation in January 2002 have been net cash provided by operating activities, sales and other issuances of equity and debt securities, notes and senior notes, bank credit facilities, proceeds from sale-leasebacks, joint exploration agreements and sales of interests in properties. Our primary use of capital has been for the development, exploration and acquisition of oil and natural gas properties. As we pursue profitable reserves and production growth, we continually monitor the capital resources, including potential issuances of equity and debt securities, available to us to meet our future financial obligations, fund planned capital expenditure activities and ensure adequate liquidity. Our future success in growing proved reserves and production will be highly dependent on capital resources available to us and our success in finding or acquiring additional reserves. We believe that we have sufficient liquidity available to us from cash on hand, cash flows from operations and under our Amended Credit Facility for our planned uses of capital for the remainder of 2016. However, we expect to pursue opportunities to further improve our liquidity position through capital markets or other transactions, such as additional property dispositions, if we believe conditions to be favorable.

At June 30, 2016, we had cash and cash equivalents of $87.4 million and no amounts outstanding under our Amended Credit Facility. At December 31, 2015, we had cash and cash equivalents of $128.8 million and no amounts outstanding under our Amended Credit Facility. Our borrowing base was $335.0 million as of June 30, 2016. Our effective borrowing capacity as of that date was reduced by $26.0 million to $309.0 million due to an outstanding irrevocable letter of credit related to a firm transportation agreement. The borrowing base is dependent on our proved reserves and hedge position and is calculated using future commodity pricing provided by our lenders, and may be adjusted in the future at the sole discretion of the lenders. The borrowing base will not be impacted by the sale of certain non-core assets in the Uinta Basin described in Note 4 and Note 15.

Cash Flow from Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2016 and 2015 was $48.8 million and $91.1 million, respectively. The decrease in net cash provided by operating activities was primarily due to a decrease in production revenues and cash from derivative settlements.

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

To mitigate some of the potential negative impact on cash flow caused by changes in oil, natural gas and NGL prices, we have entered into financial commodity swap contracts to receive fixed prices for a portion of our production revenues. At June 30, 2016, we had in place crude oil and natural gas swaps covering portions of our 2016 and 2017 production.

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

At June 30, 2016, the estimated fair value of all of our commodity derivative instruments, summarized in the following table, was a net asset of $48.2 million, comprised of current and noncurrent assets and noncurrent liabilities.

Contract	Total Hedged Volumes	Quantity Type	Weighted Average Fixed Price	Index Price (1)	Fair Market Value (in thousands)
Swap Contracts:
2016
Oil	1,426,000	Bbls	$72.57	WTI	$33,345
Natural gas	920,000	MMBtu	$4.10	NWPL	1,125
2017
Oil	1,410,250	Bbls	$62.10	WTI	13,780
Natural gas	1,825,000	MMBtu	$2.96	NWPL	(95)
Total					$48,155

(1)
WTI refers to West Texas Intermediate price as quoted on the New York Mercantile Exchange ("NYMEX"). NWPL refers to the Northwest Pipeline Corporation price as quoted in Platt's Inside FERC on the first business day of each month.

The following table includes all hedges entered into from July 1, 2016 to July 22, 2016:

Contract	Total Hedged Volumes	Quantity Type	Weighted Average Fixed Price	Index Price
Swap Contracts:
2017
Natural gas	1,825,000	MMBtu	$2.96	NWPL

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

Capital Expenditures

Our capital expenditures are summarized in the following tables for the periods indicated:

	Six Months Ended June 30,
Basin/Area	2016	2015
	(in millions)
DJ	$59.3	$158.6
Uinta Oil Program	1.0	19.1
Other	1.1	1.8
Total	$61.4	$179.5

	Six Months Ended June 30,
	2016	2015
	(in millions)
Acquisitions of proved and unproved properties and other real estate	$1.1	$3.4
Drilling, development, exploration and exploitation of oil and natural gas properties	56.3	167.7
Gathering and compression facilities	3.1	5.2
Geologic and geophysical costs	—	2.3
Furniture, fixtures and equipment	0.9	0.9
Total	$61.4	$179.5

Our current estimated capital expenditure budget in 2016 is between $75.0 million and $100.0 million, with all drilling activities targeting oil. The low end of the estimated capital expenditure budget of $75.0 million assumes that we will not drill additional wells in 2016. The budget includes facilities costs and excludes acquisitions. We may adjust capital expenditures throughout the year as business conditions and operating results warrant. The amount, timing and allocation of capital expenditures is generally discretionary and within our control. If oil, natural gas and NGL prices decline below acceptable levels or costs increase above acceptable levels, we could choose to defer a portion of our budgeted capital expenditures until later periods to achieve the desired balance between sources and uses of liquidity. We would generally do this by prioritizing capital projects to first focus on those that we believe will have the highest expected financial returns and ability to generate near-term cash flow. The 2016 capital program is designed to closely align capital expenditures with expected cash flows as certain drilling activity may be deferred to protect our liquidity position.

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

Financing Activities

Amended Credit Facility

The Amended Credit Facility had commitments and a borrowing base of $335.0 million from 13 lenders as of June 30, 2016. As of June 30, 2016, we had no amounts outstanding under the Amended Credit Facility. As credit support for future payment under a contractual obligation, a $26.0 million letter of credit has been issued under the Amended Credit Facility, which reduced the available borrowing capacity under the Amended Credit Facility as of June 30, 2016 to $309.0 million. The borrowing base will not be impacted by the sale of certain non-core assets in the Uinta Basin described in Note 4 and Note 15.

Interest rates are LIBOR plus applicable margins of 1.5% to 2.5% or ABR plus 0.5% to 1.5% and the unused commitment fee is between 0.375% to 0.5% based on borrowing base utilization. There have not been any borrowings under the Amended Credit Facility in 2016.

The borrowing base under the Amended Credit Facility is determined at the discretion of the lenders, based on the collateral value of our proved reserves that have been mortgaged to such lenders, and is subject to regular re-determinations on or about April 1 and October 1 of each year, as well as following any property sales. On April 11, 2016, the borrowing base was reduced from $375.0 million to $335.0 million based on proved reserves in place at December 31, 2015. Future borrowing bases will be computed based on proved oil, natural gas and NGL reserves, hedge positions and estimated future cash flows from those reserves calculated using future commodity pricing provided by our lenders, as well as any other outstanding debt. Lower commodity prices will impact the amount lenders will provide for a borrowing base.

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

If we fail to comply with the covenants or other terms of any agreements governing our debt, our lenders and holders of our convertible notes and our senior notes may have the right to accelerate the maturity of that debt and foreclose upon the collateral, if any, securing that debt. The occurrence of any such event would adversely affect our financial condition. In September 2015, we obtained an amendment to the Amended Credit Facility that replaced our debt-to-EBITDAX covenant in the facility with a secured debt-to-EBITDAX covenant and an EBITDAX-to-interest covenant through March 31, 2018. There can be no assurance that we will be able to obtain similar amendments, or waivers of covenant breaches, in the future if needed.

5% Convertible Senior Notes Due 2028

On March 12, 2008, we issued $172.5 million aggregate principal amount of Convertible Notes. On March 20, 2012, $147.2 million of the outstanding principal amount, or approximately 85% of the outstanding Convertible Notes, were put to us and redeemed by us at par. On March 20, 2015, $24.8 million of the remaining outstanding principal amount, or approximately 98% of the remaining outstanding Convertible Notes, were put to us and redeemed by us at par. After the redemption, $0.6 million aggregate principal amount of the Convertible Notes were outstanding as of June 30, 2016. The Convertible Notes mature on March 15, 2028, unless earlier converted, redeemed or purchased by us. The Convertible Notes are senior unsecured obligations and rank equal in right of payment to all of our existing and future senior unsecured indebtedness, are senior in right of payment to all of our future subordinated indebtedness, and are effectively subordinated to all of our secured indebtedness with respect to the collateral securing such indebtedness. The Convertible Notes are structurally subordinated to all present and future secured and unsecured debt and other obligations of our subsidiaries. The Convertible Notes are fully and unconditionally guaranteed by the subsidiaries that guarantee our indebtedness under the Amended Credit Facility, the 7.625% Senior Notes and the 7.0% Senior Notes.

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

7.625% Senior Notes Due 2019

On September 27, 2011, we issued $400.0 million in principal amount of 7.625% Senior Notes due 2019 at par. On June 3, 2016, we completed the Debt Exchange, pursuant to which a holder of the 7.625% Senior Notes exchanged $84.7 million principal amount of the 7.625% Senior Notes for 10 million newly issued shares of our common stock. Based on the fair value of the shares issued, we recognized an $8.7 million gain on extinguishment of debt on the Consolidated Statement of Operations for the three and six months ended June 30, 2016.

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

Lease Financing Obligation Due 2020

We have a Lease Financing Obligation with a balance of $3.0 million as of June 30, 2016 resulting from our sale and subsequent lease back of certain compressors and related facilities owned by us. The Lease Financing Obligation expires on August 10, 2020, and we have the option to purchase the equipment at the end of the lease term for the then current fair market value. The Lease Financing Obligation also contains an early buyout option pursuant to which we may purchase the equipment for $1.8 million on February 10, 2019. The lease payments related to the equipment are recognized as principal and interest expense based on a weighted average implicit interest rate of 3.3%. See Note 13 to the accompanying Unaudited Consolidated Financial Statements for a discussion of aggregate minimum future lease payments.

Our outstanding debt is summarized below:

		As of June 30, 2016			As of December 31, 2015
	Maturity Date	Principal	Unamortized Discount	Carrying Amount	Principal	Unamortized Discount	Carrying Amount
		(in thousands)
Amended Credit Facility	April 9, 2020	$—	$—	$—	$—	$—	$—
Convertible Notes (1)	March 15, 2028 (2)	579	—	579	579	—	579
7.625% Senior Notes (3)	October 1, 2019	315,300	(2,563)	312,737	400,000	(3,752)	396,248
7.0% Senior Notes (4)	October 15, 2022	400,000	(4,590)	395,410	400,000	(4,953)	395,047
Lease Financing Obligation (5)	August 10, 2020	3,004	(4)	3,000	3,222	(4)	3,218
Total Debt		$718,883	$(7,157)	$711,726	$803,801	$(8,709)	$795,092
Less: Current Portion of Long-Term Debt (6)		447	—	447	440	—	440
Total Long-Term Debt		$718,436	$(7,157)	$711,279	$803,361	$(8,709)	$794,652

(1)	The aggregate estimated fair value of the Convertible Notes was approximately $0.5 million as of both June 30, 2016 and December 31, 2015 based on reported market trades of these instruments.

(2)
We have the right at any time with at least 30 days' notice to call the Convertible Notes, and the holders have the right to require us to purchase the notes on each of March 20, 2018 and March 20, 2023.

(3)
The aggregate estimated fair value of the 7.625% Senior Notes was approximately $245.4 million and $270.2 million as of June 30, 2016 and December 31, 2015, respectively, based on reported market trades of these instruments.

(4)
The aggregate estimated fair value of the 7.0% Senior Notes was approximately $292.7 million and $272.0 million as of June 30, 2016 and December 31, 2015, respectively, based on reported market trades of these instruments.

(5)
The aggregate estimated fair value of the Lease Financing Obligation was approximately $3.0 million and $3.1 million as of June 30, 2016 and December 31, 2015, respectively. Because there is no active, public market for the Lease Financing Obligation, the aggregate estimated fair value was based on market-based parameters of comparable term secured financing instruments.

(6)	The current portion of the long-term debt as of June 30, 2016 and December 31, 2015 includes the current portion of the Lease Financing Obligation.

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

Contractual Obligations. A summary of our contractual obligations as of and subsequent to June 30, 2016 is provided in the following table:

	Payments Due By Year
	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter	Total
	Twelve Months Ended June 30, 2017	Twelve Months Ended June 30, 2018	Twelve Months Ended June 30, 2019	Twelve Months Ended June 30, 2020	Twelve Months Ended June 30, 2021	After June 30, 2021
	(in thousands)
Notes payable (1)	$553	$547	$—	$—	$—	$—	$1,100
7.625% Senior Notes (2)	24,042	24,042	24,042	327,321	—	—	399,447
7.0% Senior Notes (3)	28,000	28,000	28,000	28,000	28,000	456,000	596,000
Convertible Notes (4)	29	600	—	—	—	—	629
Lease Financing Obligation (5)	537	537	2,094	—	—	—	3,168
Office and office equipment leases and other (6)(7)	7,333	2,754	1,924	—	—	—	12,011
Firm transportation and processing agreements (8)	18,552	18,692	18,692	18,692	18,692	1,556	94,876
Asset retirement obligations (9)	413	450	237	40	259	14,263	15,662
Total	$79,459	$75,622	$74,989	$374,053	$46,951	$471,819	$1,122,893

(1)
Included in notes payable is a $26.0 million letter of credit that accrues interest at 2.0% and 0.125% per annum for participation fees and fronting fees, respectively. The expected term of the letter of credit is April 30, 2018. There is currently no balance outstanding under the Amended Credit Facility.

(2)
On September 27, 2011, we issued $400.0 million aggregate principal amount of 7.625% Senior Notes. On June 3, 2016, we completed the Debt Exchange, reducing our aggregate principal balance to $315.3 million. We are obligated to make annual interest payments through maturity in 2019 equal to $24.0 million.

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

(5)
The Lease Financing Obligation is calculated based on the aggregate undiscounted minimum future lease payments, which include both an interest and principal component. The Lease Financing Obligation contains an early buyout option pursuant to which we may purchase the equipment for $1.8 million on February 10, 2019.

(6)	The lease for our principal office in Denver, Colorado extends through March 2019.

(7)	Includes contractual obligations of $4.2 million related to certain drilling commitments.

(8)
We have entered into contracts that provide firm transportation capacity on pipeline systems. The remaining term on these contracts is five years. The contracts require us to pay transportation demand charges regardless of the amount of gas we deliver to the processing facility or pipeline.

(9)
This balance includes asset retirement obligations of $4.8 million at June 30, 2016 related to assets held for sale. Neither the ultimate settlement amounts nor the timing of our asset retirement obligations can be precisely determined in advance. See "Critical Accounting Policies and Estimates" in Part II, Item 7 of our Annual Report on Form 10-K for the year ended

December 31, 2015 for a more detailed discussion of the nature of the accounting estimates involved in estimating asset retirement obligations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of June 30, 2016.

Trends and Uncertainties

We refer you to the corresponding section in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015 for a discussion of trends and uncertainties that may affect our financial condition or liquidity. Also see "Risk Factors" in Part II of this report.

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

Commodity Price Risk

Our primary market risk exposure is in the prices we receive for our production. Commodity pricing is primarily driven by the prevailing worldwide price for crude oil and spot regional market prices applicable to our U.S. oil and natural gas production. Pricing for oil, natural gas and NGLs has been volatile and unpredictable for several years, and we expect this volatility to continue in the future. The prices we receive for future production depend on many factors outside of our control, including volatility in the differences between product prices at sales points and the applicable index price. Based on our average daily production and our derivative contracts in place for the six months ended June 30, 2016, our income before income taxes would have decreased by approximately $0.4 million for each $1.00 per barrel decrease in crude oil prices, approximately $0.3 million for each $0.10 decrease per MMBtu in natural gas prices and $0.4 million for each $1.00 per barrel decrease in NGL prices.

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

As of July 22, 2016, we have financial derivative instruments related to oil and natural gas volumes in place for the following periods indicated. Further detail of these hedges is summarized in the table presented under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations— Capital Resources and Liquidity— Commodity Hedging Activities."

	July – December 2016		For the year 2017
	Derivative Volumes	Weighted Average Price	Derivative Volumes	Weighted Average Price
Oil (Bbls)	1,426,000	$72.57	1,410,250	$62.10
Natural Gas (MMbtu)	920,000	$4.10	3,650,000	$2.96

Commodity Price Risk - Carrying Value of Proved Oil and Gas Properties

Our current recoverability test on our existing proved oil and gas properties as of June 30, 2016 uses commodity pricing based on a combination of assumptions, which are closely aligned with the assumptions management uses in its budgeting and forecasting process adjusted for geographical location and quality differentials as well as other factors that management believes will impact realized prices. The application of this test as of June 30, 2016 results in a surplus of future estimated net cash flows over carrying value of approximately $400.6 million and $95.4 million for the Uinta Oil Program and DJ Basin, respectively. We estimate that the surplus in the Uinta Oil program would decrease by approximately $15.0 million to $20.0 million and the DJ Basin would decrease by approximately $20.0 million to $25.0 million for every $1.00 decrease in the oil price assumptions used in the recoverability test. If impairment is necessary, we would reduce the carrying value to fair value. The factors used to determine fair value include, but are not limited to, recent sales prices of comparable properties, indications from marketing activities, the present value of future revenues, net of estimated operating and development costs using estimates of reserves, future commodity pricing, future production estimates, anticipated capital expenditures and various discount rates used by market participants that are commensurate with the risks inherent in the development and production of the underlying oil and natural gas. If future commodity prices assumed in the recoverability test are not realized, it is likely that we will incur a significant impairment.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. As of June 30, 2016, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective as of June 30, 2016.

Changes in Internal Controls. There has been no change in our internal control over financial reporting during the second fiscal quarter of 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

As of the date of this filing, there have been no material changes or updates to the risk factors previously disclosed in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2015 except as described below. An investment in our securities involves various risks. When considering an investment in our Company, you should carefully consider all of the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2015 and subsequent reports filed with the SEC. These risks and uncertainties are not the only ones facing us, and there may be additional matters that we are unaware of or that we currently consider immaterial. All of these could adversely affect our business, financial condition, results of operations and cash flows and, thus, the value of an investment in our Company.

Proposed ballot initiatives in Colorado, if approved, could have severely adverse effects on our operations, reserves and financial condition.

As previously disclosed, several statewide ballot initiatives have been filed for the 2016 election cycle that seek to restrict or limit oil and natural gas development in Colorado. Proponents are attempting to collect the required number of signatures to have two such proposals included on the ballot for the November 2016 election. One would amend the Colorado constitution to impose a 2,500 foot statewide drilling setback from occupied structures and other sensitive areas. If implemented, this proposal would have the effect of rendering the vast majority of the surface area of the state ineligible for drilling, including many of our planned future drilling locations. The second would amend the state constitution to give local governmental authorities the ability to regulate, or to ban, oil and gas development activities within their boundaries notwithstanding state rules to the contrary. If implemented, this proposal could cause us to be subject to onerous, and possibly inconsistent, regulations that vary from jurisdiction to jurisdiction, or to outright bans on our activities in the state. Because substantially all of our operations and reserves are located in Colorado, the passage and implementation of either of these proposals would likely have a materially adverse effect on our operations, reserves, financial condition and business generally.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Securities

There were no sales of unregistered equity securities during the period covered by this report except pursuant to the Debt Exchange as previously disclosed on a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

The following table contains information about our acquisitions of equity securities during the three months ended June 30, 2016:

Period	Total Number of Shares (1)	Weighted Average Price Paid Per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1 – 30, 2016	30,639	$6.18	—	—
May 1 – 31, 2016	57,876	7.94	—	—
June 1 – 30, 2016	1,243	7.27	—	—
Total	89,758	$7.33	—	—

(1)	Represents shares delivered by employees to satisfy tax withholding obligations resulting from the vesting of restricted shares of common stock issued pursuant to our employee incentive plans.

Item 3. Defaults upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit Number	Description of Exhibits
10.1	Debt Exchange Agreement.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Principal Financial Officer.

Exhibit Number	Description of Exhibits

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BILL BARRETT CORPORATION

Date:	August 4, 2016	By:	/s/ R. Scot Woodall
R. Scot Woodall
Chief Executive Officer and President
(Principal Executive Officer)

Date:	August 4, 2016	By:	/s/ David R. Macosko
David R. Macosko
Senior Vice President-Accounting
(Principal Accounting Officer)