Form 10-Q
period 2016-09-30
BILL BARRETT CORP
filed 2016-11-03
CIK 1172139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

There were 60,199,611 shares of $0.001 par value common stock outstanding on October 21, 2016.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

BILL BARRETT CORPORATION

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2016	December 31, 2015
	(in thousands, except share data)
Assets:
Current assets:
Cash and cash equivalents	$174,263	$128,836
Accounts receivable, net of allowance for doubtful accounts	29,909	43,461
Derivative assets	30,740	99,809
Prepayments and other current assets	1,948	2,211
Total current assets	236,860	274,317
Property and equipment - at cost, successful efforts method for oil and gas properties:
Proved oil and gas properties	1,531,367	2,000,210
Unproved oil and gas properties, excluded from amortization	40,735	79,198
Furniture, equipment and other	27,094	26,021
	1,599,196	2,105,429
Accumulated depreciation, depletion, amortization and impairment	(518,130)	(934,745)
Total property and equipment, net	1,081,066	1,170,684
Deferred income taxes	10,075	38,219
Derivative assets	3,338	19,662
Deferred financing costs and other noncurrent assets	4,214	3,638
Total	$1,335,553	$1,506,520
Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable and accrued liabilities	$56,604	$64,337
Amounts payable to oil and gas property owners	12,763	15,657
Production taxes payable	19,890	26,578
Deferred income taxes	10,075	38,219
Current portion of long-term debt	450	440
Total current liabilities	99,782	145,231
Long-term debt, net of debt issuance costs	711,544	794,652
Asset retirement obligations	10,632	14,066
Derivatives and other noncurrent liabilities	4,416	3,155
Stockholders' equity:
Common stock, $0.001 par value; authorized 150,000,000 shares; 60,200,546 and 49,864,512 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively, with 1,337,881 and 1,471,508 shares subject to restrictions, respectively	59	48
Additional paid-in capital	1,002,171	921,318
Retained earnings (Accumulated deficit)	(493,051)	(371,950)
Treasury stock, at cost: zero shares at September 30, 2016 and December 31, 2015, respectively	—	—
Total stockholders' equity	509,179	549,416
Total	$1,335,553	$1,506,520
See notes to Unaudited Consolidated Financial Statements.

BILL BARRETT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands, except share and per share data)
Operating and Other Revenues:
Oil, gas and NGL production	$50,133	$48,799	$126,279	$158,667
Other	348	880	920	2,664
Total operating and other revenues	50,481	49,679	127,199	161,331
Operating Expenses:
Lease operating expense	4,795	9,638	22,101	34,834
Gathering, transportation and processing expense	472	684	1,871	2,559
Production tax expense	3,832	3,670	7,037	10,020
Exploration expense	16	20	64	145
Impairment, dry hole costs and abandonment expense	974	572,651	1,766	574,996
(Gain) Loss on divestitures	1,914	(77)	1,206	(759)
Depreciation, depletion and amortization	43,083	54,738	125,491	159,666
Unused commitments	4,567	4,388	13,703	13,163
General and administrative expense	9,178	11,025	31,535	39,026
Total operating expenses	68,831	656,737	204,774	833,650
Operating Income (Loss)	(18,350)	(607,058)	(77,575)	(672,319)
Other Income and Expense:
Interest and other income	72	100	166	519
Interest expense	(13,991)	(15,754)	(45,160)	(49,574)
Commodity derivative gain (loss)	6,054	69,133	(7,258)	75,914
Gain (Loss) on extinguishment of debt	29	—	8,726	1,749
Total other income and expense	(7,836)	53,479	(43,526)	28,608
Income (Loss) before Income Taxes	(26,186)	(553,579)	(121,101)	(643,711)
(Provision for) Benefit from Income Taxes	—	143,265	—	177,085
Net Income (Loss)	$(26,186)	$(410,314)	$(121,101)	$(466,626)
Net Income (Loss) Per Common Share, Basic	$(0.44)	$(8.49)	$(2.28)	$(9.67)
Net Income (Loss) Per Common Share, Diluted	$(0.44)	$(8.49)	$(2.28)	$(9.67)
Weighted Average Common Shares Outstanding, Basic	58,851,598	48,339,639	53,081,809	48,279,763
Weighted Average Common Shares Outstanding, Diluted	58,851,598	48,339,639	53,081,809	48,279,763
See notes to Unaudited Consolidated Financial Statements.

BILL BARRETT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Net Income (Loss)	$(26,186)	$(410,314)	$(121,101)	$(466,626)
Other comprehensive income (loss)	—	—	—	—
Comprehensive Income (Loss)	$(26,186)	$(410,314)	$(121,101)	$(466,626)
See notes to Unaudited Consolidated Financial Statements.

BILL BARRETT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2016	2015
	(in thousands)
Operating Activities:
Net Income (Loss)	$(121,101)	$(466,626)
Adjustments to reconcile to net cash provided by operations:
Depreciation, depletion and amortization	125,491	159,666
Deferred income tax benefit	—	(176,797)
Impairment, dry hole costs and abandonment expense	1,766	574,996
Total commodity derivative (gain) loss	7,258	(75,914)
Gain (Loss) on settlements of commodity derivatives	78,417	128,834
Stock compensation and other non-cash charges	7,208	7,281
Amortization of deferred financing costs	2,075	3,983
(Gain) Loss on extinguishment of debt	(8,726)	(1,749)
(Gain) Loss on sale of properties	1,206	(759)
Change in operating assets and liabilities:
Accounts receivable	13,552	20,394
Prepayments and other assets	(968)	(261)
Accounts payable, accrued and other liabilities	18,903	4,347
Amounts payable to oil and gas property owners	(2,894)	(850)
Production taxes payable	(5,980)	(10,644)
Net cash provided by (used in) operating activities	116,207	165,901
Investing Activities:
Additions to oil and gas properties, including acquisitions	(93,704)	(256,059)
Additions of furniture, equipment and other	(1,184)	(1,036)
Proceeds from sale of properties and other investing activities	25,571	66,617
Cash paid for short-term investments	—	(114,883)
Proceeds from the sale of short-term investments	—	95,000
Net cash provided by (used in) investing activities	(69,317)	(210,361)
Financing Activities:
Principal payments on debt	(329)	(25,083)
Deferred financing costs and other	(1,134)	(3,525)
Net cash provided by (used in) financing activities	(1,463)	(28,608)
Increase (Decrease) in Cash and Cash Equivalents	45,427	(73,068)
Beginning Cash and Cash Equivalents	128,836	165,904
Ending Cash and Cash Equivalents	$174,263	$92,836
See notes to Unaudited Consolidated Financial Statements.

BILL BARRETT CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)
(In thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Stockholders' Equity
Balance at December 31, 2014	$48	$913,619	$115,821	$—	$1,029,488
Exercise of options, restricted stock activity and shares exchanged for exercise and tax withholding	—	—	—	(1,173)	(1,173)
Stock-based compensation	—	10,468	—	—	10,468
Retirement of treasury stock	—	(1,173)	—	1,173	—
Settlement of convertible notes	—	(1,596)	—	—	(1,596)
Net income (loss)	—	—	(487,771)	—	(487,771)
Balance at December 31, 2015	48	921,318	(371,950)	—	549,416
Exercise of options, restricted stock activity and shares exchanged for exercise and tax withholding	1	—	—	(1,098)	(1,097)
Stock-based compensation	—	7,561	—	—	7,561
Retirement of treasury stock	—	(1,098)	—	1,098	—
Exchange of senior notes for shares of common stock	10	74,390	—	—	74,400
Net income (loss)	—	—	(121,101)	—	(121,101)
Balance at September 30, 2016	$59	$1,002,171	$(493,051)	$—	$509,179
See notes to Unaudited Consolidated Financial Statements.

BILL BARRETT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

September 30, 2016

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

Accounts Receivable. Accounts receivable is comprised of the following:

	As of September 30, 2016	As of December 31, 2015
	(in thousands)
Accrued oil, gas and NGL sales	$23,707	$33,594
Due from joint interest owners	4,809	8,373
Other	1,416	1,508
Allowance for doubtful accounts	(23)	(14)
Total accounts receivable	$29,909	$43,461

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

The following table sets forth the net capitalized costs and associated accumulated DD&A and non-cash impairments relating to the Company's oil, natural gas and NGL producing activities:

	As of September 30, 2016	As of December 31, 2015
	(in thousands)
Proved properties	$300,882	$320,538
Wells and related equipment and facilities	1,163,497	1,592,716
Support equipment and facilities	60,818	77,785
Materials and supplies	6,170	9,171
Total proved oil and gas properties	$1,531,367	$2,000,210
Unproved properties	32,426	33,336
Wells and facilities in progress	8,309	45,862
Total unproved oil and gas properties, excluded from amortization	$40,735	$79,198
Accumulated depreciation, depletion, amortization and impairment	(499,177)	(918,510)
Total oil and gas properties, net	$1,072,925	$1,160,898

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

The Company recognized non-cash impairment, dry hole costs and abandonment expense in the Unaudited Consolidated Statements of Operations, as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015		2016	2015
	(in thousands)
Non-cash impairment of proved oil and gas properties	$—	$556,291	(1)	$—	$556,563	(1)
Non-cash impairment of unproved oil and gas properties	—	15,572	(1)	183	15,803	(1)
Dry hole costs	1	14		71	(29)
Abandonment expense and lease expirations	973	774		1,512	2,659
Total non-cash impairment, dry hole costs and abandonment expense	$974	$572,651		$1,766	$574,996

(1)
Due to the decline in oil prices, the Company recognized a non-cash impairment charge associated with the Company's Uinta Oil Program proved and unproved oil and gas properties for the three and nine months ended September 30, 2015.

The provision for DD&A of oil and gas properties is calculated on a field-by-field basis using the unit-of-production method. Natural gas and NGLs are converted to an oil equivalent, Boe, at the standard rate of six Mcf to one Boe and forty-two gallons to one Boe, respectively. Estimated future dismantlement, restoration and abandonment costs are taken into consideration by this calculation.

Accounts Payable and Accrued Liabilities. Accounts payable and accrued liabilities are comprised of the following:

	As of September 30, 2016	As of December 31, 2015
	(in thousands)
Accrued drilling, completion and facility costs	$7,447	$32,895
Accrued lease operating, gathering, transportation and processing expenses	5,264	4,930
Accrued general and administrative expenses	5,784	10,962
Accrued interest payable	25,267	13,918
Accrued payables for property sales	11,008	167
Trade payables	510	620
Other	1,324	845
Total accounts payable and accrued liabilities	$56,604	$64,337

Revenue Recognition. Oil, gas and NGL revenues are recognized when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred and title has transferred, and collectability of the revenue is reasonably assured. The Company uses the sales method to account for gas and NGL imbalances. Under this method, revenues are recorded on the basis of gas and NGLs actually sold by the Company. In addition, the Company records revenues for its share of gas and NGLs sold by other owners that cannot be volumetrically balanced in the future due to insufficient remaining reserves. The Company also reduces revenues for other owners' volumetric share of gas and NGLs sold by the Company that cannot be volumetrically balanced in the future due to insufficient remaining reserves. The Company's remaining over- and under-produced gas and NGLs balancing positions are taken into account in determining the Company's proved oil, gas and NGL reserves. Imbalances at September 30, 2016 and 2015 were not material.

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

The Company accounts for uncertainty in income taxes for tax positions taken or expected to be taken in a tax return. Only tax positions that meet the more-likely-than-not recognition threshold are recognized. The Company does not have any uncertain tax positions recorded as of September 30, 2016.

Earnings/Loss Per Share. Basic net income (loss) per common share is calculated by dividing net income (loss) attributable to common stock by the weighted average number of common shares outstanding during each period. Diluted net income per common share is calculated by dividing net income attributable to common stock by the weighted average number of common shares outstanding and other dilutive securities. Potentially dilutive securities for the diluted net income per common share calculations consist of nonvested equity shares of common stock, in-the-money outstanding stock options to purchase the Company's common stock and shares into which the Convertible Notes are convertible. No potential common shares are included in the computation of any diluted per share amount when a net loss exists, as was the case for the three and nine months ended September 30, 2016 and 2015.

The following table sets forth the calculation of basic and diluted income (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands, except per share amounts)
Net income (loss)	$(26,186)	$(410,314)	$(121,101)	$(466,626)
Basic weighted-average common shares outstanding in period	58,852	48,340	53,082	48,280
Diluted weighted-average common shares outstanding in period	58,852	48,340	53,082	48,280
Basic net income (loss) per common share	$(0.44)	$(8.49)	$(2.28)	$(9.67)
Diluted net income (loss) per common share	$(0.44)	$(8.49)	$(2.28)	$(9.67)

New Accounting Pronouncements. In August 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-15, Statement of Cash Flows-Classification of Certain Cash Receipts and Cash Payments. The objective of this update is to address eight specific cash flow issues in order to reduce the existing diversity in practice. ASU 2016-15 is effective for the annual periods beginning after December 15, 2017, and interim periods within those annual periods. The Company is currently evaluating the impact of adopting this standard.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. The objective of this update is to simplify the current guidance for stock compensation. The areas for simplification involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 is effective for the annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company is currently evaluating the impact of adopting this standard.

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

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. The objective of this update is to provide guidance in GAAP about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The standard will be adopted prospectively and will not have a significant impact on the Company's disclosures and financial statements.

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

3. Supplemental Disclosures of Cash Flow Information

Supplemental cash flow information is as follows:

	Nine Months Ended September 30,
	2016	2015
	(in thousands)
Cash paid for interest	$31,736	$31,323
Cash paid for income taxes	—	1,052
Supplemental disclosures of non-cash investing and financing activities:
Accrued liabilities - oil and gas properties	8,318	57,699
Change in asset retirement obligations, net of disposals	(4,788)	(241)
Retirement of treasury stock	(1,098)	(1,100)
Fair value of debt exchanged for common stock (1)	74,400	—

(1)	See Note 5 for additional information regarding the Debt Exchange.

4. Divestitures

On July 14, 2016, the Company sold certain non-core assets in the Uinta Basin, which included approximately 40,000 net mineral acres. The Company received $28.9 million in cash proceeds, after initial closing adjustments. In addition to the cash proceeds, the Company recognized non-cash proceeds of $4.8 million related to the relief of the Company's asset retirement obligation. Assets sold included $31.7 million in proved oil and gas properties, net of accumulated depreciation, depletion, amortization and impairment, and $2.0 million in unproved oil and gas properties. Liabilities sold included $4.8 million of asset retirement obligations. The transaction was accounted for as a cost recovery, therefore, no gain or loss was recognized. These assets were previously classified as held for sale in the Unaudited Consolidated Balance Sheet as of March 31, 2016 and June 30, 2016.

5. Long-Term Debt

The Company's outstanding debt is summarized below:

		As of September 30, 2016			As of December 31, 2015
	Maturity Date	Principal	Debt Issuance Costs	Carrying Amount	Principal	Debt Issuance Costs	Carrying Amount
		(in thousands)
Amended Credit Facility	April 9, 2020	$—	$—	$—	$—	$—	$—
Convertible Notes (1)(2)	March 15, 2028	579	—	579	579	—	579
7.625% Senior Notes (3)	October 1, 2019	315,300	(2,366)	312,934	400,000	(3,752)	396,248
7.0% Senior Notes (4)	October 15, 2022	400,000	(4,408)	395,592	400,000	(4,953)	395,047
Lease Financing Obligation (5)	August 10, 2020	2,893	(4)	2,889	3,222	(4)	3,218
Total Debt		$718,772	$(6,778)	$711,994	$803,801	$(8,709)	$795,092
Less: Current Portion of Long-Term Debt (6)		450	—	450	440	—	440
Total Long-Term Debt		$718,322	$(6,778)	$711,544	$803,361	$(8,709)	$794,652

(1)
The aggregate estimated fair value of the Convertible Notes was approximately $0.6 million and $0.5 million as of September 30, 2016 and December 31, 2015, respectively, based on reported market trades of these instruments.

(2)
The Company has the right at any time, with at least 30 days' notice, to call the remaining Convertible Notes, and the holders have the right to require the Company to purchase the notes on each of March 20, 2018 and March 20, 2023.

(3)
The aggregate estimated fair value of the 7.625% Senior Notes was approximately $274.3 million and $270.2 million as of September 30, 2016 and December 31, 2015, respectively, based on reported market trades of these instruments.

(4)
The aggregate estimated fair value of the 7.0% Senior Notes was approximately $310.0 million and $272.0 million as of September 30, 2016 and December 31, 2015, respectively, based on reported market trades of these instruments.

(5)
The aggregate estimated fair value of the Lease Financing Obligation was approximately $2.8 million and $3.1 million as of September 30, 2016 and December 31, 2015, respectively. Because there is no active, public market for the Lease Financing Obligation, the aggregate estimated fair value was based on market-based parameters of comparable term secured financing instruments.

(6)	The current portion of the long-term debt as of September 30, 2016 and December 31, 2015 includes the current portion of the Lease Financing Obligation.

Amended Credit Facility

The Amended Credit Facility had commitments from 13 lenders and a borrowing base of $335.0 million as of September 30, 2016. As of September 30, 2016, the Company had no amounts outstanding under the Amended Credit Facility. As credit support for future payment under a contractual obligation, a $26.0 million letter of credit was issued under the Amended Credit Facility, which reduced the available borrowing capacity of the Amended Credit Facility as of September 30, 2016 to $309.0 million.

Interest rates are LIBOR plus applicable margins of 1.5% to 2.5% or ABR plus 0.5% to 1.5% and the unused commitment fee is between 0.375% and 0.5% based on borrowing base utilization. There have not been any borrowings under the Amended Credit Facility in 2016.

The borrowing base under the Amended Credit Facility is determined at the discretion of the lenders, based on the collateral value of our proved reserves that have been mortgaged to such lenders, and is subject to regular re-determinations on or about April 1 and October 1 of each year, as well as following any property sales. On October 28, 2016, the borrowing base was reduced from $335.0 million to $300.0 million based on proved reserves and the commodity hedge position in place at July 31, 2016. Our re-determined borrowing capacity of $300.0 million is reduced by $26.0 million to $274.0 million due to the letter of credit related to an outstanding irrevocable letter of credit related to a firm transportation agreement. Future borrowing bases will be computed based on proved oil, natural gas and NGL reserves, hedge positions and estimated future cash flows from those reserves calculated using future commodity pricing provided by our lenders, as well as any other outstanding debt. Lower commodity prices will impact the amount lenders will provide for a borrowing base.

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

5% Convertible Senior Notes Due 2028

On March 12, 2008, the Company issued $172.5 million aggregate principal amount of Convertible Notes. On March 20, 2012, $147.2 million of the outstanding principal amount, or approximately 85% of the outstanding Convertible Notes, were put to the Company and redeemed by the Company at par. On March 20, 2015, $24.8 million of the remaining outstanding principal amount, or approximately 98% of the remaining outstanding Convertible Notes, were put to the Company and redeemed by the Company at par. After the redemption, $0.6 million aggregate principal amount of the Convertible Notes were outstanding as of September 30, 2016. The Convertible Notes mature on March 15, 2028, unless earlier converted, redeemed or purchased by the Company. The Convertible Notes are senior unsecured obligations and rank equal in right of payment to all of the Company's existing and future senior unsecured indebtedness, are senior in right of payment to all of the Company's future subordinated indebtedness, and are effectively subordinated to all of the Company's secured indebtedness with respect to the collateral securing such indebtedness. The Convertible Notes are structurally subordinated to all present and future secured and unsecured debt and other obligations of the Company's subsidiaries. The Convertible Notes are fully and unconditionally guaranteed by the subsidiaries that guarantee the Company's indebtedness under the Amended Credit Facility, the 7.625% Senior Notes and the 7.0% Senior Notes.

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

7.625% Senior Notes Due 2019

On September 27, 2011, the Company issued $400.0 million in principal amount of 7.625% Senior Notes due 2019 at par. On June 3, 2016, the Company completed a debt exchange with a holder of the 7.625% Senior Notes (the "Debt Exchange"). The holder exchanged $84.7 million principal amount of the 7.625% Senior Notes for 10 million newly issued shares of the Company’s common stock. Based on the fair value of the shares issued, the Company recognized an $8.7 million gain on extinguishment of debt on the Consolidated Statement of Operations for the nine months ended September 30, 2016. After the Debt Exchange, $315.3 million aggregate principal amount of the 7.625% Senior Notes was outstanding as of September 30, 2016.

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

Lease Financing Obligation Due 2020

The Company has a lease financing obligation with a balance of $2.9 million as of September 30, 2016 resulting from the Company's sale and subsequent lease back of certain compressors and related facilities owned by the Company (the "Lease Financing Obligation"). The Lease Financing Obligation expires on August 10, 2020, and the Company has the option to purchase the equipment at the end of the lease term for the then current fair market value. The Lease Financing Obligation also contains an early buyout option pursuant to which the Company may purchase the equipment for $1.8 million on February 10, 2019. The lease payments related to the equipment are recognized as principal and interest expense based on a weighted average implicit interest rate of 3.3%. See Note 13 for a discussion of aggregate minimum future lease payments.

The following table summarizes, for the periods indicated, the cash or accrued portion of interest expense related to the Amended Credit Facility, the outstanding Convertible Notes, the 7.625% Senior Notes, the 7.0% Senior Notes and the Lease Financing Obligation along with the non-cash portion resulting from the amortization of the debt discount and transaction costs through interest expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Amended Credit Facility (1)
Cash interest	$370	$443	$1,245	$1,313
Non-cash interest (2)	$195	$165	$851	$2,534
Convertible Notes (3)
Cash interest	$7	$22	$22	$308
Non-cash interest	$—	$1	$—	$6
7.625% Senior Notes (4)
Cash interest	$6,010	$7,625	$20,740	$22,875
Non-cash interest	$197	$267	$680	$813
7.0% Senior Notes (5)
Cash interest	$7,000	$7,000	$21,000	$21,000
Non-cash interest	$182	$199	$544	$607
Lease Financing Obligation (6)
Cash interest	$24	$27	$75	$84
Non-cash interest	$1	$—	$1	$24

(1)	Cash interest includes amounts related to interest and commitment fees incurred on the Amended Credit Facility and participation and fronting fees paid on the letter of credit.

(2)	The nine months ended September 30, 2015 included $1.6 million related to amending the credit facility.

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

(4)	The stated interest rate for the 7.625% Senior Notes is 7.625% per annum with an effective interest rate of 8.0% per annum.

(5)	The stated interest rate for the 7.0% Senior Notes is 7.0% per annum with an effective interest rate of 7.2% per annum.

(6)	The effective interest rate for the Lease Financing Obligation is 3.3% per annum.

6. Asset Retirement Obligations

A reconciliation of the Company's asset retirement obligations for the nine months ended September 30, 2016 is as follows (in thousands):

As of December 31, 2015	$15,176
Liabilities incurred	83
Liabilities settled	(10)
Disposition of properties	(4,835)
Accretion expense	661
Revisions to estimate	(26)
As of September 30, 2016	$11,049
Less: current asset retirement obligations	417
Long-term asset retirement obligations	$10,632

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

	As of September 30, 2016
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents (1)	$40,093	$—	$—	$40,093
Deferred compensation plan (1)	1,387	—	—	1,387
Commodity derivatives (1)	—	36,300	—	36,300
Liabilities
Commodity derivatives (1)	$—	$2,504	$—	$2,504

(1)	This represents a financial asset or liability that is measured at fair value on a recurring basis.

	As of December 31, 2015
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents (1)	$60,065	$—	$—	$60,065
Deferred compensation plan (1)	1,231	—	—	1,231
Commodity derivatives (1)	—	119,471	—	119,471
Proved oil and gas properties (2)	—	—	178,221	178,221
Unproved oil and gas properties (2)	—	—	5,539	5,539

(1)	This represents a financial asset or liability that is measured at fair value on a recurring basis.

(2)	This represents a non-financial asset or liability that is measured at fair value on a nonrecurring basis.

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

Oil and gas properties – Oil and gas property costs are evaluated for impairment and reduced to fair value when there is an indication that the carrying costs may not be recoverable. If an impairment is necessary, the fair value is estimated by using either a market approach based on recent sales prices of comparable properties and/or indications from marketing activities or by using the income valuation technique, which involves calculating the present value of future revenues. The present value, net of estimated operating and development costs, is calculated using estimates of reserves, future commodity pricing, future production estimates, anticipated capital expenditures and various discount rates commensurate with the risk and current market conditions associated with realizing the projected cash flows, predominantly all of which are designated as Level 3 inputs within the fair value hierarchy. During the nine months ended September 30, 2016, no properties were measured at fair value. During the year ended December 31, 2015, the Company reduced its Uinta Oil Program assets to a fair value of $183.8 million, resulting in a non-cash impairment charge of $572.4 million.

Long-term Debt – Long-term debt is not presented at fair value on the Unaudited Consolidated Balance Sheets, as it is recorded at carrying value, net of unamortized debt issuance costs. The fair values of the Company's fixed rate 7.625% Senior Notes and 7.0% Senior Notes totaled $584.3 million as of September 30, 2016. The fair values of the Company's fixed rate 7.625% Senior Notes and 7.0% Senior Notes totaled $542.2 million as of December 31, 2015. The fair values of the Company's fixed rate Senior Notes are based on active market quotes, which represent Level 1 inputs.

The Company estimated the fair value of the Debt Exchange based on the fair value of the Company's common stock. The fair value of the common stock is based on active market quotes, which represent Level 1 inputs. The Company recognized an $8.7 million gain on extinguishment of debt on the Consolidated Statement of Operations for the nine months ended September 30, 2016 as a result of the Debt Exchange. See Note 5 for additional information regarding the Debt Exchange.

There is no active, public market for the Amended Credit Facility, Convertible Notes or Lease Financing Obligation. The recorded value of the Amended Credit Facility approximates its fair value due to its floating rate structure based on the LIBOR spread, secured interest, and the Company's borrowing base utilization. The Amended Credit Facility had a balance of zero as of September 30, 2016 and December 31, 2015. The Convertible Notes had a fair value of $0.6 million and $0.5 million as of September 30, 2016 and December 31, 2015, respectively. The fair value of the Convertible Notes is measured based on market-based parameters of the various components of the Convertible Notes and over the counter trades. The Lease Financing Obligation fair values of $2.8 million and $3.1 million as of September 30, 2016 and December 31, 2015, respectively, are measured based on market-based parameters of comparable term secured financing instruments. The fair value measurements for the Amended Credit Facility, Convertible Notes and Lease Financing Obligation represent Level 2 inputs.

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

	As of September 30, 2016
Balance Sheet	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet		Net Amounts of Assets Presented in the Balance Sheet
	(in thousands)
Derivative assets (current)	$32,735	$(1,995)	(1)	$30,740
Derivative assets (noncurrent)	3,565	(227)	(1)	3,338
Total derivative assets	$36,300	$(2,222)		$34,078
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet		Net Amounts of Liabilities Presented in the Balance Sheet
	(in thousands)
Derivative liabilities	$(1,995)	$1,995	(1)	$—
Derivatives and other noncurrent liabilities	(509)	227	(1)	(282)	(2)
Total derivative liabilities	$(2,504)	$2,222		$(282)

	As of December 31, 2015
Balance Sheet	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet		Net Amounts of Assets Presented in the Balance Sheet
	(in thousands)
Derivative assets (current)	$99,809	$—		$99,809
Derivative assets (noncurrent)	19,662	—		19,662
Total derivative assets	$119,471	$—		$119,471

(1)	Asset and liability balances with the same counterparty are presented as a net asset or liability on the Unaudited Consolidated Balance Sheets.

(2)	As of September 30, 2016, this line item on the Unaudited Consolidated Balance Sheet includes $4.1 million of other noncurrent liabilities.

As of September 30, 2016, the Company had financial derivative instruments in place related to the sale of a portion of the Company's production for the following volumes for the periods indicated:

	October – December 2016		For the year 2017		For the year 2018
	Derivative Volumes	Weighted Average Price	Derivative Volumes	Weighted Average Price	Derivative Volumes	Weighted Average Price
Oil (Bbls)	713,000	$72.57	1,456,250	$61.71	136,500	$51.67
Natural Gas (MMbtu)	460,000	$4.10	3,650,000	$2.96	—	$—

The Company's derivative financial instruments are generally executed with major financial or commodities trading institutions. The instruments expose the Company to market and credit risks and may, at times, be concentrated with certain counterparties or groups of counterparties. The Company had derivatives in place with eight different counterparties as of September 30, 2016. Although notional amounts are used to express the volume of these contracts, the amounts potentially subject to credit risk, in the event of non-performance by the counterparties, are substantially smaller. The creditworthiness of counterparties is subject to continual review by management, and the Company believes all of these institutions currently are acceptable credit risks. Full performance is anticipated, and the Company has no past due receivables from any of these counterparties.

It is the Company's policy to enter into derivative contracts with counterparties that are lenders in the Amended Credit Facility or affiliates of lenders in the Amended Credit Facility. The Company's derivative contracts are documented using an industry standard contract known as a Schedule to the Master Agreement and International Swaps and Derivative Association, Inc. ("ISDA") Master Agreement or other contracts. Typical terms for these contracts include credit support requirements, cross default provisions, termination events and set-off provisions. The Company is not required to provide any credit support to its counterparties other than cross collateralization with the properties securing the Amended Credit Facility. The Company has set-off provisions in its derivative contracts with lenders under its Amended Credit Facility which, in the event of a counterparty default, allow the Company to set-off amounts owed to the defaulting counterparty under the Amended Credit

Facility or other obligations against monies owed to the Company under the derivative contracts. Where the counterparty is not a lender under the Company's Amended Credit Facility, the Company may not be able to set-off amounts owed by it under the Amended Credit Facility, even if such counterparty is an affiliate of a lender under such facility. The Company does not have any derivative balances that are offset by cash collateral.

9. Income Taxes

The Company accounts for uncertainty in income taxes for tax positions taken or expected to be taken in a tax return in accordance with the FASB’s rules on income taxes. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities. During the three and nine months ended September 30, 2016, the Company had no uncertain tax positions.

The Company’s policy is to classify accrued penalties and interest related to unrecognized tax benefits in the Company’s income tax provision. The Company did not record any accrued interest or penalties associated with unrecognized tax benefits during the three and nine months ended September 30, 2016 and 2015.

Income tax benefit for the three and nine months ended September 30, 2016 and 2015 differs from the amounts that would be provided by applying the U.S. statutory income tax rates to pretax income or loss principally due to the effect of deferred tax asset valuation allowances, stock-based compensation, political lobbying expense, political contributions, nondeductible officer compensation and state income taxes. For the three and nine months ended September 30, 2016, the effective tax rate remains at zero as a result of recording a full valuation allowance against our deferred tax asset balance. The Company considers all available evidence (both positive and negative) to estimate whether sufficient future taxable income will be generated to permit the use of the existing deferred tax assets. Such evidence includes the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment, and judgment is required in considering the relative weight of negative and positive evidence. The Company continues to monitor facts and circumstances in the reassessment of the likelihood that operating loss carryforwards, credits and other deferred tax assets will be utilized prior to their expiration.

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

The following table presents the long-term cash and equity incentive compensation related to awards for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Common stock options (1)	$—	$137	$69	$528
Nonvested common stock (1)	1,458	1,816	5,273	5,007
Nonvested common stock units (1)	165	250	711	779
Nonvested performance-based shares (1)	275	(50)	1,510	903
Nonvested performance cash units (2)	242	(164)	1,088	281
Total	$2,140	$1,989	$8,651	$7,498

(1)
Unrecognized compensation cost as of September 30, 2016 was $7.8 million, which related to grants of nonvested stock options and nonvested shares of common stock that are expected to be recognized over a weighted-average period of 1.6 years.

(2)
The nonvested performance-based cash units are liability awards with $1.5 million and $0.4 million in derivatives and other noncurrent liabilities in the Unaudited Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015, respectively.

Nonvested Equity and Cash Awards. The following table presents the equity and cash awards granted pursuant to the Company's various stock compensation plans:

	Three Months Ended September 30, 2016		Three Months Ended September 30, 2015
Equity Awards	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested common stock	—	$—	32,618	$5.24
Nonvested common stock units	2,922	$5.56	5,681	$3.30
Total granted	2,922		38,299

	Three Months Ended September 30, 2016		Three Months Ended September 30, 2015
Cash Awards	Number of Units	Fair Value Per Unit	Number of Units	Fair Value Per Unit
Nonvested performance cash units	—	$—	12,052	$3.40

	Nine Months Ended September 30, 2016		Nine Months Ended September 30, 2015
Equity Awards	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested common stock	686,500	$5.11	664,757	$11.91
Nonvested common stock units	96,650	$7.02	130,669	$8.47
Total granted	783,150		795,426

	Nine Months Ended September 30, 2016		Nine Months Ended September 30, 2015
Cash Awards	Number of Units	Fair Value Per Unit	Number of Units	Fair Value Per Unit
Nonvested performance cash units	646,572	$5.56	419,743	$3.40

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

12. Equity Distribution Agreement

On June 10, 2015, the Company entered into an Equity Distribution Agreement (the "Agreement") with Goldman, Sachs and Co. (the "Manager"). Pursuant to the terms of the Agreement, the Company may sell, from time to time through or to the Manager, shares of its common stock having an aggregate gross sales price of up to $100.0 million. Sales of the shares, if any, will be made by means of ordinary brokers' transactions through the facilities of the New York Stock Exchange, at market prices, in block transactions, to or through a market maker, through an electronic communications network or as otherwise agreed by the Company and the Manager. As of September 30, 2016, and the date of this filing, no shares have been sold pursuant to the Agreement.

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

As of September 30, 2016
(in thousands)
2016	$134
2017	537
2018	537
2019	1,825
2020	—
Thereafter	—
Total	$3,033

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

The amounts in the table below represent the Company's future minimum transportation charges:

As of September 30, 2016
(in thousands)
2016	$4,638
2017	18,692
2018	18,692
2019	18,692
2020	18,692
Thereafter	10,902
Total	$90,308

Lease and Other Commitments. The Company leases office space, vehicles and certain equipment under non-cancelable operating leases. Additionally, the Company has entered into various long-term agreements for telecommunication services as well as other drilling and throughput commitments.

Future minimum annual payments under lease and other agreements are as follows:

As of September 30, 2016
(in thousands)
2016	$818
2017 (1)	3,960
2018	2,683
2019	693
2020	—
Thereafter	—
Total	$8,154

(1)	Includes contractual obligation of $1.0 million related to certain drilling and completion commitments due in 2017.

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

Condensed Consolidating Balance Sheets

	As of September 30, 2016
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Assets:
Current assets	$236,721	$139	$—	$236,860
Property and equipment, net	1,074,906	6,160	—	1,081,066
Intercompany receivable (payable)	20,918	(20,918)	—	—
Investment in subsidiaries	(14,675)	—	14,675	—
Noncurrent assets	17,627	—	—	17,627
Total assets	$1,335,497	$(14,619)	$14,675	$1,335,553
Liabilities and Stockholders' Equity:
Current liabilities	$99,782	$—	$—	$99,782
Long-term debt	711,544	—	—	711,544
Other noncurrent liabilities	14,992	56	—	15,048
Stockholders' equity	509,179	(14,675)	14,675	509,179
Total liabilities and stockholders' equity	$1,335,497	$(14,619)	$14,675	$1,335,553

	As of December 31, 2015
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Assets:
Current assets	$274,115	$202	$—	$274,317
Property and equipment, net	1,164,086	6,598	—	1,170,684
Intercompany receivable (payable)	21,412	(21,412)	—	—
Investment in subsidiaries	(14,664)	—	14,664	—
Noncurrent assets	61,519	—	—	61,519
Total assets	$1,506,468	$(14,612)	$14,664	$1,506,520
Liabilities and Stockholders' Equity:
Current liabilities	$145,231	$—	$—	$145,231
Long-term debt	794,652	—	—	794,652
Other noncurrent liabilities	17,169	52	—	17,221
Stockholders' equity	549,416	(14,664)	14,664	549,416
Total liabilities and stockholders' equity	$1,506,468	$(14,612)	$14,664	$1,506,520

Condensed Consolidating Statements of Operations

	Three Months Ended September 30, 2016
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Operating and other revenues	$50,325	$156	$—	$50,481
Operating expenses	(59,498)	(155)	—	(59,653)
General and administrative	(9,178)	—	—	(9,178)
Interest income and other income (expense)	(7,836)	—	—	(7,836)
Income (loss) before income taxes and equity in earnings of subsidiaries	(26,187)	1	—	(26,186)
(Provision for) Benefit from income taxes	—	—	—	—
Equity in earnings (loss) of subsidiaries	1	—	(1)	—
Net income (loss)	$(26,186)	$1	$(1)	$(26,186)

	Nine Months Ended September 30, 2016
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Operating and other revenues	$126,730	$469	$—	$127,199
Operating expenses	(172,759)	(480)	—	(173,239)
General and administrative	(31,535)	—	—	(31,535)
Interest income and other income (expense)	(43,526)	—	—	(43,526)
Income (loss) before income taxes and equity in earnings of subsidiaries	(121,090)	(11)	—	(121,101)
(Provision for) Benefit from income taxes	—	—	—	—
Equity in earnings (loss) of subsidiaries	(11)	—	11	—
Net income (loss)	$(121,101)	$(11)	$11	$(121,101)

	Three Months Ended September 30, 2015
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Operating and other revenues	$49,562	$117	$—	$49,679
Operating expenses	(630,783)	(14,929)	—	(645,712)
General and administrative	(11,025)	—	—	(11,025)
Interest and other income (expense)	53,479	—	—	53,479
Income (loss) before income taxes and equity in earnings of subsidiaries	(538,767)	(14,812)	—	(553,579)
(Provision for) Benefit from income taxes	143,265	—	—	143,265
Equity in earnings of subsidiaries	(14,812)	—	14,812	—
Net income (loss)	$(410,314)	$(14,812)	$14,812	$(410,314)

	Nine Months Ended September 30, 2015
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Operating and other revenues	$160,963	$368	$—	$161,331
Operating expenses	(779,377)	(15,247)	—	(794,624)
General and administrative	(39,026)	—	—	(39,026)
Interest and other income (expense)	28,608	—	—	28,608
Income (loss) before income taxes and equity in earnings of subsidiaries	(628,832)	(14,879)	—	(643,711)
(Provision for) Benefit from income taxes	177,085	—	—	177,085
Equity in earnings (loss) of subsidiaries	(14,879)	—	14,879	—
Net income (loss)	$(466,626)	$(14,879)	$14,879	$(466,626)

Condensed Consolidating Statements of Comprehensive Income (Loss)

	Three Months Ended September 30, 2016
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Net income (loss)	$(26,186)	$1	$(1)	$(26,186)
Other comprehensive income (loss)	—	—	—	—
Comprehensive income (loss)	$(26,186)	$1	$(1)	$(26,186)

	Nine Months Ended September 30, 2016
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Net income (loss)	$(121,101)	$(11)	$11	$(121,101)
Other comprehensive income (loss)	—	—	—	—
Comprehensive income (loss)	$(121,101)	$(11)	$11	$(121,101)

	Three Months Ended September 30, 2015
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Net income (loss)	$(410,314)	$(14,812)	$14,812	$(410,314)
Other comprehensive income (loss)	—	—	—	—
Comprehensive income (loss)	$(410,314)	$(14,812)	$14,812	$(410,314)

	Nine Months Ended September 30, 2015
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Net income (loss)	$(466,626)	$(14,879)	$14,879	$(466,626)
Other comprehensive income (loss)	—	—	—	—
Comprehensive income (loss)	$(466,626)	$(14,879)	$14,879	$(466,626)

Condensed Consolidating Statements of Cash Flows

	Nine Months Ended September 30, 2016
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities	$115,695	$512	$—	$116,207
Cash flows from investing activities:
Additions to oil and gas properties, including acquisitions	(93,686)	(18)	—	(93,704)
Additions to furniture, fixtures and other	(1,184)	—	—	(1,184)
Proceeds from sale of properties and other investing activities	25,571	—	—	25,571
Intercompany transfers	494	—	(494)	—
Cash flows from financing activities:
Principal payments on debt	(329)	—	—	(329)
Intercompany transfers	—	(494)	494	—
Other financing activities	(1,134)	—	—	(1,134)
Change in cash and cash equivalents	45,427	—	—	45,427
Beginning cash and cash equivalents	128,836	—	—	128,836
Ending cash and cash equivalents	$174,263	$—	$—	$174,263

	Nine Months Ended September 30, 2015
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities	$165,911	$(10)	$—	$165,901
Cash flows from investing activities:
Additions to oil and gas properties, including acquisitions	(257,399)	1,340	—	(256,059)
Additions to furniture, fixtures and other	(1,036)	—	—	(1,036)
Proceeds from sale of properties and other investing activities	66,617	—	—	66,617
Cash paid for short-term investments	(114,883)	—	—	(114,883)
Proceeds from sale of short-term investments	95,000	—	—	95,000
Intercompany transfers	1,330	—	(1,330)	—
Cash flows from financing activities:
Principal payments on debt	(25,083)	—	—	(25,083)
Intercompany transfers	—	(1,330)	1,330	—
Other financing activities	(3,525)	—	—	(3,525)
Change in cash and cash equivalents	(73,068)	—	—	(73,068)
Beginning cash and cash equivalents	165,904	—	—	165,904
Ending cash and cash equivalents	$92,836	$—	$—	$92,836

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

•
legislative, judicial or regulatory changes including initiatives to impose standard setbacks from occupied structures and other sensitive areas, initiatives to give local governmental authorities the ability to further regulate or to ban oil and gas development activities within their boundaries, and initiatives related to drilling and completion techniques such as hydraulic fracturing;

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

Oil prices declined severely beginning in 2014, and price decreases continued through 2016. Natural gas and NGL prices have experienced decreases of comparable magnitude over the same period. These decreases have increased the volatility and amplitude of the other risks facing us as described in this report and in the Company's 2015 Annual Report on Form 10-K, have impacted our average realized unit price and are having an impact on our business and financial condition. Commodity prices are inherently volatile and are influenced by many factors outside of our control. We endeavor to maintain flexibility in our activities and capital budgeting using what we believe to be conservative sales price assumptions and our existing hedge position. If commodity prices continue at current or lower levels, our capital availability, liquidity and profitability are likely to be adversely affected.

As we go through 2016, our priority remains ensuring ample liquidity and adjusting our development plans as necessary to this end. Further, we continue to monitor debt, equity and hedging markets for opportunities to strengthen our liquidity position. On October 28, 2016, the borrowing base under our Amended Credit Facility was reduced to $300.0 million based on proved reserves in place at July 31, 2016. Our re-determined borrowing base of $300.0 million is reduced by $26.0 million to $274.0 million due to an outstanding irrevocable letter of credit related to a firm transportation agreement.

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

Commodity prices are inherently volatile and are influenced by many factors outside of our control. We currently have hedged 713,000 barrels of oil and 460,000 MMbtu of natural gas or approximately 52% of our expected remaining 2016 production, 1,456,250 barrels of oil and 3,650,000 MMbtu of natural gas for our 2017 production and 136,500 barrels of oil for our 2018 production at price levels that provide some economic certainty to our cash flows. We focus our efforts on increasing oil, natural gas and NGLs reserves and production while controlling costs at a level that is appropriate for long-term operations. Our future earnings and cash flows are dependent on our ability to manage our revenues and overall cost structure to a level that allows for profitable production.

We operate in one industry segment, which is the development and production of crude oil, natural gas and NGLs, and all of our operations are conducted in the Rocky Mountain region of the United States. Consequently, we currently report a single reportable segment.

On July 14, 2016, we closed on the sale of certain non-core assets in the Uinta Basin. Total gross consideration, including preliminary closing adjustments, was $33.7 million, including cash proceeds of $28.9 million and $4.8 million related to the relief of asset retirement obligations.

Results of Operations

The following table sets forth selected operating data for the periods indicated:

Three Months Ended September 30, 2016 Compared with Three Months Ended September 30, 2015

	Three Months Ended September 30,		Increase (Decrease)
	2016	2015	Amount	Percent
	($ in thousands, except per unit data)
Operating Results:
Operating and Other Revenues
Oil, gas and NGL production	$50,133	$48,799	$1,334	3%
Other	348	880	(532)	(60)%
Operating Expenses
Lease operating expense	4,795	9,638	(4,843)	(50)%
Gathering, transportation and processing expense	472	684	(212)	(31)%
Production tax expense	3,832	3,670	162	4%
Exploration expense	16	20	(4)	(20)%
Impairment, dry hole costs and abandonment expense	974	572,651	(571,677)	(100)%
(Gain) Loss on divestitures	1,914	(77)	1,991	*nm
Depreciation, depletion and amortization	43,083	54,738	(11,655)	(21)%
Unused commitments	4,567	4,388	179	4%
General and administrative expense (1)	9,178	11,025	(1,847)	(17)%
Total operating expenses	$68,831	$656,737	$(587,906)	(90)%
Production Data:
Oil (MBbls)	1,016	1,066	(50)	(5)%
Natural gas (MMcf)	1,734	2,214	(480)	(22)%
NGLs (MBbls)	261	264	(3)	(1)%
Combined volumes (MBoe)	1,566	1,699	(133)	(8)%
Daily combined volumes (Boe/d)	17,022	18,467	(1,445)	(8)%
Average Realized Prices Before Hedging:
Oil (per Bbl)	$41.92	$38.71	$3.21	8%
Natural gas (per Mcf)	2.29	2.08	0.21	10%
NGLs (per Bbl)	13.65	11.17	2.48	22%
Combined (per Boe)	32.02	28.73	3.29	11%
Average Realized Prices with Hedging:
Oil (per Bbl)	$61.30	$79.15	$(17.85)	(23)%
Natural gas (per Mcf)	2.71	3.36	(0.65)	(19)%
NGLs (per Bbl)	13.65	11.17	2.48	22%
Combined (per Boe)	45.06	55.77	(10.71)	(19)%
Average Costs (per Boe):
Lease operating expense	$3.06	$5.67	$(2.61)	(46)%
Gathering, transportation and processing expense	0.30	0.40	(0.10)	(25)%
Production tax expense	2.45	2.16	0.29	13%
Depreciation, depletion and amortization	27.51	32.22	(4.71)	(15)%
General and administrative expense (1)	5.86	6.49	(0.63)	(10)%

*	Not meaningful.

(1)
Included in general and administrative expense is long-term cash and equity incentive compensation of $2.1 million (or $1.37 per Boe) and $2.0 million (or $1.18 per Boe) for the three months ended September 30, 2016 and 2015, respectively.

Production Revenues and Volumes. Production revenues increased to $50.1 million for the three months ended September 30, 2016 from $48.8 million for the three months ended September 30, 2015. The increase in production revenues was due to an 11% increase in average realized prices before hedging, offset by an 8% decrease in production volumes. The increase in average realized prices before hedging increased production revenues by approximately $5.6 million, while the decrease in production volumes reduced production revenues by approximately $4.3 million.

Total production volumes were 1.6 MMBoe for the three months ended September 30, 2016 and 1.7 MMBoe for the three months ended September 30, 2015. The decrease is primarily related to a 41% decrease in production from the Uinta Oil Program due to the sale of certain non-core Uinta Oil Program assets during the three months ended September 30, 2016 and natural production declines in the Uinta Oil Program with no significant drilling or recompletion activities to offset these declines. The overall production volume decrease was offset by an increase in the DJ Basin production volumes, which were partially offset by non-core asset sales completed during the year ended December 31, 2015. Additional information concerning production is in the following table:

	Three Months Ended September 30, 2016				Three Months Ended September 30, 2015				% Increase (Decrease)
	Oil	NGL	Natural Gas	Total	Oil	NGL	Natural Gas	Total	Oil	NGL	Natural Gas	Total
	(MBbls)	(MBbls)	(MMcf)	(MBoe)	(MBbls)	(MBbls)	(MMcf)	(MBoe)	(MBbls)	(MBbls)	(MMcf)	(MBoe)
DJ Basin	827	252	1,554	1,338	762	246	1,818	1,311	9%	2%	(15)%	2%
Uinta Oil Program	188	9	174	226	303	18	384	385	(38)%	(50)%	(55)%	(41)%
Other	1	—	6	2	1	—	12	3	*nm	*nm	*nm	*nm
Total	1,016	261	1,734	1,566	1,066	264	2,214	1,699	(5)%	(1)%	(22)%	(8)%

*	Not meaningful.

Lease Operating Expense ("LOE"). LOE decreased to $3.06 per Boe for the three months ended September 30, 2016 from $5.67 per Boe for the three months ended September 30, 2015. The decrease per Boe for the three months ended September 30, 2016 compared with the three months ended September 30, 2015 is related to operational efficiencies, a decrease in service industry costs, the DJ Basin becoming a greater component of total corporate operations and sales of certain non-core assets in the DJ and Uinta Basins, which had higher LOE costs on a per Boe basis. We anticipate that LOE per Boe will increase for the three months ended December 31, 2016 due to an increase in LOE from seasonal costs with no new production to offset the increase.

Production Tax Expense. Total production taxes increased to $3.8 million for the three months ended September 30, 2016 from $3.7 million for the three months ended September 30, 2015. The increase in production tax expense is primarily related to the 3% increase in oil, gas and NGL production revenues. Production taxes are primarily based on the wellhead values of production, which exclude gains and losses associated with hedging activities. Production taxes as a percentage of oil, natural gas and NGL sales before hedging adjustments were 7.6% and 7.5% for the three months ended September 30, 2016 and September 30, 2015, respectively.

Production tax rates vary across the different areas in which we operate. As the proportion of our production changes from area to area, our average production tax rate will vary depending on the quantities produced from each area and the production tax rates in effect for those areas.

Impairment, Dry Hole Costs and Abandonment Expense. Our impairment, dry hole costs and abandonment expense for the three months ended September 30, 2016 and 2015 is summarized below:

	Three Months Ended September 30,
	2016	2015
	(in thousands)
Non-cash impairment of proved oil and gas properties	$—	$556,291	(1)
Non-cash impairment of unproved oil and gas properties	—	15,572	(1)
Dry hole expense	1	14
Abandonment expense/ Lease expirations	973	774
Total non-cash impairment, dry hole costs and abandonment expense	$974	$572,651

(1)
Due to the decline in oil prices, the Company recognized a non-cash impairment charge associated with the Company's Uinta Oil Program proved and unproved oil and gas properties for the three months ended September 30, 2015.

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

Given current and projected future commodity prices, we will continue to review our acreage position and future drilling plans. In addition, we will assess the carrying value of our properties relative to their estimated future net cash flows. Estimated future net cash flows from our properties are based on our aggregate best estimates of future production, commodity pricing, gathering and transportation deducts, production tax rates, lease operating expenses and future development costs as of the balance sheet date.

Our current recoverability test on our existing proved oil and gas properties as of September 30, 2016 uses commodity pricing based on a combination of assumptions, which are closely aligned with the assumptions management uses in its budgeting and forecasting process, including adjustments for geographical location and quality differentials as well as other factors that management believes will impact realized prices. The application of this test as of September 30, 2016 results in a surplus of future estimated net cash flows over carrying value of approximately $391.4 million and $114.4 million for the Uinta Oil Program and DJ Basin, respectively. We completed a sensitivity test on the surplus of future estimated net cash flows by decreasing the oil price by $1.00. Natural gas and NGL pricing were not considered in this sensitivity analysis as the majority of future cash flows from these two Basins are derived from oil revenues. As a result, we estimate that the surplus in the Uinta Oil program would decrease by approximately $15.0 million to $20.0 million and the DJ Basin would decrease by approximately $20.0 million to $25.0 million for every $1.00 decrease in the oil price assumptions used in the recoverability test. If impairment is necessary, we would reduce the carrying value to fair value. If future commodity prices assumed in the recoverability test are not realized, it is likely that we will incur a significant impairment.

(Gain) Loss on Divestitures. The loss on divestitures for the three months ended September 30, 2016 consisted of a $1.9 million loss related to a contingent contractual obligation associated with previously sold properties. The amount was previously disclosed in commitments and contingencies in Note 13 to the accompanying financial statements as of June 30, 2016.

Depreciation, Depletion and Amortization ("DD&A"). DD&A decreased to $43.1 million for the three months ended September 30, 2016 compared with $54.7 million for the three months ended September 30, 2015. The decrease of $11.7 million was primarily due to a 15% decrease in the DD&A rate and an 8% decrease in production volumes for the three months ended September 30, 2016 compared with the three months ended September 30, 2015.

Under successful efforts accounting, depletion expense is calculated on a field-by-field basis based on geologic and reservoir delineation using the unit-of-production method. The capital expenditures for proved properties for each field compared to the proved reserves corresponding to each producing field determine a depletion rate for current production. For the three months ended September 30, 2016, the relationship of capital expenditures, proved reserves and production from certain producing fields yielded a depletion rate of $27.51 per Boe compared with $32.22 per Boe for the three months ended September 30, 2015.

Unused Commitments. During March 2010, we entered into two firm natural gas pipeline transportation contracts to provide a guaranteed outlet for production from the West Tavaputs area of the Uinta Basin and the Gibson Gulch area of the Piceance Basin. These transportation contracts were not included in the sales of these assets in December 2013 and September 2014, respectively. Both firm transportation contracts require the pipeline to provide transportation capacity and require us to pay transportation charges regardless of the amount of pipeline capacity utilized and expire July 31, 2021. Unused commitments expense for the three months ended September 30, 2016 and September 30, 2015 consisted of $4.6 million and $4.4 million related to these contracts, respectively.

General and Administrative Expense. General and administrative expense decreased to $9.2 million for the three months ended September 30, 2016 from $11.0 million for the three months ended September 30, 2015 primarily due to a decrease in employee compensation and benefits.

Included in general and administrative expense is long-term cash and equity incentive compensation of $2.1 million and $2.0 million for the three months ended September 30, 2016 and 2015, respectively. The components of long-term cash and equity incentive compensation for the three months ended September 30, 2016 and 2015 are shown in the following table:

	Three Months Ended September 30,
	2016	2015
	(in thousands)
Stock options and nonvested shares of common stock	$1,882	$2,153
Shares issued for directors' fees	16	18
Performance cash units (1)	242	(164)
Total	$2,140	$2,007

(1)
The decrease for the three months ended September 30, 2015 was due to a decrease in the fair value share price used to determine the inception to date performance cash unit expense to $3.40 as of September 30, 2015 from $8.92 as of June 30, 2015.

Interest Expense. Interest expense decreased to $14.0 million for the three months ended September 30, 2016 from $15.8 million for the three months ended September 30, 2015 primarily due to the Debt Exchange completed on June 3, 2016 (see Note 5 to the accompanying financial statements), which reduced the principal of our 7.625% Senior Notes by $84.7 million.

Commodity Derivative Gain (Loss). Commodity derivative gain (loss) was a gain of $6.1 million for the three months ended September 30, 2016 compared with a gain of $69.1 million for the three months ended September 30, 2015. The gain or loss on commodity derivatives is related to fluctuations of oil and natural gas future pricing compared to actual pricing of commodity hedges in place as of September 30, 2016 and 2015 or during the periods then ended.

The table below summarizes our commodity derivative gains and losses that were recognized in the periods presented:

	Three Months Ended September 30,
	2016	2015
	(in thousands)
Realized gain (loss) on derivatives (1)	$20,412	$45,936
Reversal of prior year unrealized gain transferred to realized gain (1)	(21,706)	(34,374)
Unrealized gain (loss) on derivatives (1)	7,348	57,571
Total commodity derivative gain (loss)	$6,054	$69,133

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

During the three months ended September 30, 2016, approximately 66% of our oil volumes and 27% of our natural gas volumes were subject to financial hedges, which resulted in an increase in oil income of $19.7 million and natural gas income of $0.7 million after settlements for all commodity derivatives.

During the three months ended September 30, 2015, approximately 93% of our oil volumes and 83% of our natural gas volumes were subject to financial hedges, which resulted in an increase in oil income of $43.1 million and natural gas income of $2.8 million after settlements for all commodity derivatives.

Income Tax (Expense) Benefit. For the three months ended September 30, 2016, we recorded an additional valuation allowance of $10.0 million against our deferred tax asset balance which reduced our effective tax rate to zero. The income tax benefit of $143.3 million for the three months ended September 30, 2015 resulted in an effective tax rate of 25.9%. In regard to the valuation allowance recorded against our deferred tax asset balance we considered all available evidence in assessing the need for a valuation allowance. Such evidence includes the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment, and judgment is required in considering the relative weight of negative and positive evidence. We continue to monitor facts and circumstances in the reassessment of the likelihood that operating loss carryforwards, credits and other deferred tax assets will be utilized prior to their expiration. Additionally, for both the 2016 and 2015 periods, our effective tax rate differs from the federal statutory rate as a result of recording permanent differences for stock-based compensation expense, lobbying and political contributions, and officer compensation as well as the effect of state income taxes.

Nine Months Ended September 30, 2016 Compared with Nine Months Ended September 30, 2015

	Nine Months Ended September 30,		Increase (Decrease)
	2016	2015	Amount	Percent
	($ in thousands, except per unit data)
Operating Results:
Operating and Other Revenues
Oil, gas and NGL production	$126,279	$158,667	$(32,388)	(20)%
Other	920	2,664	(1,744)	(65)%
Operating Expenses
Lease operating expense	22,101	34,834	(12,733)	(37)%
Gathering, transportation and processing expense	1,871	2,559	(688)	(27)%
Production tax expense	7,037	10,020	(2,983)	(30)%
Exploration expense	64	145	(81)	(56)%
Impairment, dry hole costs and abandonment expense	1,766	574,996	(573,230)	(100)%
(Gain) Loss on divestitures	1,206	(759)	1,965	259%
Depreciation, depletion and amortization	125,491	159,666	(34,175)	(21)%
Unused commitments	13,703	13,163	540	4%
General and administrative expense (1)	31,535	39,026	(7,491)	(19)%
Total operating expenses	$204,774	$833,650	$(628,876)	(75)%
Production Data:
Oil (MBbls)	2,925	3,311	(386)	(12)%
Natural gas (MMcf)	5,298	5,772	(474)	(8)%
NGLs (MBbls)	732	635	97	15%
Combined volumes (MBoe)	4,540	4,908	(368)	(7)%
Daily combined volumes (Boe/d)	16,569	17,978	(1,409)	(7)%
Average Realized Prices Before Hedging:
Oil (per Bbl)	$36.88	$41.54	$(4.66)	(11)%
Natural gas (per Mcf)	1.81	2.31	(0.50)	(22)%
NGLs (per Bbl)	12.05	12.24	(0.19)	(2)%
Combined (per Boe)	27.82	32.33	(4.51)	(14)%
Average Realized Prices with Hedging:
Oil (per Bbl)	$62.74	$77.93	$(15.19)	(19)%
Natural gas (per Mcf)	2.34	3.76	(1.42)	(38)%
NGLs (per Bbl)	12.05	12.24	(0.19)	(2)%
Combined (per Boe)	45.09	58.58	(13.49)	(23)%
Average Costs (per Boe):
Lease operating expense	$4.87	$7.10	$(2.23)	(31)%
Gathering, transportation and processing expense	0.41	0.52	(0.11)	(21)%
Production tax expense	1.55	2.04	(0.49)	(24)%
Depreciation, depletion and amortization	27.64	32.53	(4.89)	(15)%
General and administrative expense (1)	6.95	7.95	(1.00)	(13)%

(1)
Included in general and administrative expense is long-term cash and equity incentive compensation of $8.7 million (or $1.91 per Boe) and $7.8 million (or $1.59 per Boe) for the nine months ended September 30, 2016 and 2015, respectively.

Production Revenues and Volumes. Production revenues decreased to $126.3 million for the nine months ended September 30, 2016 from $158.7 million for the nine months ended September 30, 2015. The decrease in production revenues was due to a 14% decrease in average realized prices before hedging and a 7% decrease in production volumes. The decrease in average realized prices before hedging decreased production revenues by approximately $22.1 million, while the decrease in production volumes reduced production revenues by approximately $10.3 million.

Total production volumes of 4.5 MMBoe for the nine months ended September 30, 2016 decreased from 4.9 MMBoe for the nine months ended September 30, 2015. The decrease is primarily related to a 39% decrease in production from the Uinta Oil Program due to natural production declines with no significant drilling or recompletion activities to offset these declines as well as the sale of certain non-core Uinta Oil Program assets during the three months ended September 30, 2016. The overall production volume decrease was offset by an increase in the DJ Basin production volumes, which were partially offset by non-core asset sales completed during the year ended December 31, 2015. Additional information concerning production is in the following table:

	Nine Months Ended September 30, 2016				Nine Months Ended September 30, 2015				% Increase (Decrease)
	Oil	NGL	Natural Gas	Total	Oil	NGL	Natural Gas	Total	Oil	NGL	Natural Gas	Total
	(MBbls)	(MBbls)	(MMcf)	(MBoe)	(MBbls)	(MBbls)	(MMcf)	(MBoe)	(MBbls)	(MBbls)	(MMcf)	(MBoe)
DJ Basin	2,247	693	4,500	3,690	2,198	569	4,410	3,502	2%	22%	2%	5%
Uinta Oil Program	674	37	762	838	1,092	65	1,344	1,381	(38)%	(43)%	(43)%	(39)%
Other	4	2	36	12	21	1	18	25	*nm	*nm	*nm	*nm
Total	2,925	732	5,298	4,540	3,311	635	5,772	4,908	(12)%	15%	(8)%	(7)%

*	Not meaningful.

Lease Operating Expense. LOE decreased to $4.87 per Boe for the nine months ended September 30, 2016 from $7.10 per Boe for the nine months ended September 30, 2015. The decrease per Boe for the nine months ended September 30, 2016 compared with the nine months ended September 30, 2015 is primarily related to operational efficiencies, a decrease in service industry costs, reduced workover activity in the Uinta Basin and sales of certain non-core assets in the DJ and Uinta Basins, which had higher LOE costs on a per Boe basis.

Production Tax Expense. Total production taxes decreased to $7.0 million for the nine months ended September 30, 2016 from $10.0 million for the nine months ended September 30, 2015. The overall decrease in production tax expense is related to the annual true-up of Colorado ad valorem tax based on actual assessments and a true-up of the Colorado severance tax based on the annual severance tax calculation. In addition, production tax expense decreased due to a 14% decrease in average realized prices before hedging. Production taxes are primarily based on the wellhead values of production, which exclude gains and losses associated with hedging activities. Production taxes as a percentage of oil, natural gas and NGL sales before hedging adjustments were 5.6% and 6.3% for the nine months ended September 30, 2016 and September 30, 2015, respectively.

Production tax rates vary across the different areas in which we operate. As the proportion of our production changes from area to area, our average production tax rate will vary depending on the quantities produced from each area and the production tax rates in effect for those areas.

Impairment, Dry Hole Costs and Abandonment Expense. Our impairment, dry hole costs and abandonment expense for the nine months ended September 30, 2016 and 2015 are summarized below:

	Nine Months Ended September 30,
	2016	2015
	(in thousands)
Non-cash impairment of proved oil and gas properties	$—	$556,563	(1)
Non-cash impairment of unproved oil and gas properties	183	15,803	(1)
Dry hole expense	71	(29)
Abandonment expense	1,512	2,659
Total non-cash impairment, dry hole costs and abandonment expense	$1,766	$574,996

(1)
Due to the decline in oil prices, the Company recognized a non-cash impairment charge associated with the Company's Uinta Oil Program proved and unproved oil and gas properties for the nine months ended September 30, 2015.

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

Given current and projected future commodity prices, we will continue to review our acreage position and future drilling plans. In addition, we will assess the carrying value of our properties relative to their estimated future net cash flows. Estimated future net cash flows from our properties are based on our aggregate best estimates of future production, commodity pricing, gathering and transportation deducts, production tax rates, lease operating expenses and future development costs as of the balance sheet date.

Our current recoverability test on our existing proved oil and gas properties as of September 30, 2016 uses commodity pricing based on a combination of assumptions, which are closely aligned with the assumptions management uses in its budgeting and forecasting process, including adjustments for geographical location and quality differentials as well as other factors that management believes will impact realized prices. The application of this test as of September 30, 2016 results in a surplus of future estimated net cash flows over carrying value of approximately $391.4 million and $114.4 million for the Uinta Oil Program and DJ Basin, respectively. We completed a sensitivity test on the surplus of future estimated net cash flows by decreasing the oil price by $1.00. Natural gas and NGL pricing were not considered in this sensitivity analysis as the majority of future cash flows from these two Basins are derived from oil revenues. We estimate that the surplus in the Uinta Oil program would decrease by approximately $15.0 million to $20.0 million and the DJ Basin would decrease by approximately $20.0 million to $25.0 million for every $1.00 decrease in the oil price assumptions used in the recoverability test. If impairment is necessary, we would reduce the carrying value to fair value. If future commodity prices assumed in the recoverability test are not realized, it is likely that we will incur a significant impairment.

(Gain) Loss on Divestitures. The loss on divestitures for the nine months ended September 30, 2016 consisted of a $1.9 million loss related to a contingent contractual obligation associated with previously sold properties, offset by a $0.7 million gain related to post-closing adjustments on previously sold properties. The gain on divestitures for the nine months ended September 30, 2015 consisted of $0.8 million related to post-closing adjustments associated with previously sold properties.

Depreciation, Depletion and Amortization. DD&A decreased to $125.5 million for the nine months ended September 30, 2016 compared with $159.7 million for the nine months ended September 30, 2015. The decrease of $34.2 million was a result of a 15% decrease in the DD&A rate and a 7% decrease in production for the nine months ended September 30, 2016 compared with the nine months ended September 30, 2015. The decrease in the DD&A rate accounted for a $22.2 million decrease in DD&A expense, while the decrease in production accounted for a $12.0 million decrease in DD&A expense.

Under successful efforts accounting, depletion expense is calculated on a field-by-field basis based on geologic and reservoir delineation using the unit-of-production method. The capital expenditures for proved properties for each field compared to the proved reserves corresponding to each producing field determine a depletion rate for current production. For the nine months ended September 30, 2016, the relationship of capital expenditures, proved reserves and production from certain producing fields yielded a depletion rate of $27.64 per Boe compared with $32.53 per Boe for the nine months ended September 30, 2015.

Unused Commitments. During March 2010, we entered into two firm natural gas pipeline transportation contracts to provide a guaranteed outlet for production from the West Tavaputs area of the Uinta Basin and the Gibson Gulch area of the Piceance Basin. These transportation contracts were not included in the sales of these assets in December 2013 and September 2014, respectively. Both firm transportation contracts require the pipeline to provide transportation capacity and require us to pay monthly transportation charges regardless of the amount of pipeline capacity utilized and expire July 31, 2021. Unused commitments expense for the nine months ended September 30, 2016 and September 30, 2015 consisted of $13.7 million and $13.2 million related to these contracts, respectively.

General and Administrative Expense. General and administrative expense decreased to $31.5 million for the nine months ended September 30, 2016 from $39.0 million for the nine months ended September 30, 2015 primarily due to a decrease in employee compensation and benefits.

Included in general and administrative expense is long-term cash and equity incentive compensation of $8.7 million and $7.8 million for the nine months ended September 30, 2016 and 2015, respectively. The components of long-term cash and equity incentive compensation for the nine months ended September 30, 2016 and 2015 are shown in the following table:

	Nine Months Ended September 30,
	2016	2015
	(in thousands)
Stock options and nonvested shares of common stock	$7,509	$7,217
Shares issued for 401(k) plan (1)	—	273
Shares issued for directors' fees	54	55
Performance cash units	1,088	281
Total	$8,651	$7,826

(1)	Beginning in the second quarter of 2015, the employer matching contribution to the employees 401(k) account was paid entirely in cash.

Interest Expense. Interest expense decreased to $45.2 million for the nine months ended September 30, 2016 from $49.6 million for the nine months ended September 30, 2015 primarily due to the Debt Exchange completed on June 3, 2016 (see Note 5 to the accompanying financial statements), which reduced the principal of our 7.625% Senior Notes by $84.7 million. In addition, we recognized additional interest expense associated with amending the credit facility during the nine months ended September 30, 2015.

Commodity Derivative Gain (Loss). Commodity derivative gain (loss) was a loss of $7.3 million for the nine months ended September 30, 2016 compared with a gain of $75.9 million for the nine months ended September 30, 2015. The gain or loss on commodity derivatives is related to fluctuations of oil and natural gas future pricing compared to actual pricing of commodity hedges in place as of September 30, 2016 and 2015 and during the periods then ended.

The table below summarizes our commodity derivative gains and losses that were recognized in the periods presented:

	Nine Months Ended September 30,
	2016	2015
	(in thousands)
Realized gain (loss) on derivatives (1)	$78,417	$128,834
Reversal of prior year unrealized gain transferred to realized gain (1)	(79,055)	(113,342)
Unrealized gain (loss) on derivatives (1)	(6,620)	60,422
Total commodity derivative gain (loss)	$(7,258)	$75,914

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

During the nine months ended September 30, 2016, approximately 68% of our oil volumes and 25% of our natural gas volumes were subject to financial hedges, which resulted in increased oil income of $75.6 million and natural gas income of $2.8 million after settlements for all commodity derivatives.

During the nine months ended September 30, 2015, approximately 92% of our oil volumes and 88% of our natural gas volumes were subject to financial hedges, which resulted in increased oil income of $120.5 million and natural gas income of $8.4 million after settlements for all commodity derivatives.

Income Tax (Expense) Benefit. For the nine months ended September 30, 2016, we recorded an additional valuation allowance of $45.8 million against our deferred tax asset balance which reduced our effective tax rate to zero. For the nine months ended September 30, 2015, the income tax benefit was $177.1 million resulting in an effective tax rate of 27.5%. In regard to the valuation allowance recorded against our deferred tax asset balance, we considered all available evidence in assessing the need for a valuation allowance. Such evidence includes the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment, and judgment is required in considering the relative weight of negative and positive evidence. We continue to monitor facts and circumstances in the reassessment of the likelihood that operating loss carryforwards, credits and other deferred tax assets will be utilized prior to their expiration. Additionally, for both the 2016 and 2015 periods, our effective tax rate differs from the federal statutory rate as a result of recording permanent differences for stock-based compensation expense, lobbying and political contributions, and officer compensation as well as the effect of state income taxes.

Capital Resources and Liquidity

Our primary sources of liquidity since our formation in January 2002 have been net cash provided by operating activities, sales and other issuances of equity and debt securities, notes and senior notes, bank credit facilities, proceeds from sale-leasebacks, joint exploration agreements and sales of interests in properties. Our primary use of capital has been for the development, exploration and acquisition of oil and natural gas properties. As we pursue profitable reserves and production growth, we continually monitor the capital resources, including potential issuances of equity and debt securities, available to us to meet our future financial obligations, fund planned capital expenditure activities and ensure adequate liquidity. Our future success in growing proved reserves and production will be highly dependent on capital resources available to us and our success in finding or acquiring additional reserves. We believe that we have sufficient liquidity available to us from cash on hand, cash flows from operations and under our Amended Credit Facility for our planned uses of capital for the remainder of 2016 and 2017. However, we expect to pursue opportunities to further improve our liquidity position through capital markets or other transactions, such as additional property dispositions, if we believe conditions to be favorable.

At September 30, 2016, we had cash and cash equivalents of $174.3 million and no amounts outstanding under our Amended Credit Facility. At December 31, 2015, we had cash and cash equivalents of $128.8 million and no amounts outstanding under our Amended Credit Facility. Our borrowing base was $335.0 million as of September 30, 2016. Our effective borrowing capacity as of that date was reduced by $26.0 million to $309.0 million due to an outstanding irrevocable letter of credit related to a firm transportation agreement. The borrowing base is dependent on our proved reserves and hedge position and is calculated using future commodity pricing provided by our lenders, and may be adjusted in the future at the sole discretion of the lenders. On October 28, 2016, the borrowing base was reduced from $335.0 million to $300.0 million based on proved reserves in place at July 31, 2016. Our re-determined borrowing capacity of $300.0 million is reduced by $26.0 million to $274.0 million due to an outstanding irrevocable letter of credit related to a firm transportation agreement.

Cash Flow from Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2016 and 2015 was $116.2 million and $165.9 million, respectively. The decrease in net cash provided by operating activities was primarily due to decreases in production revenues and cash from derivative settlements.

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

To mitigate some of the potential negative impact on cash flow caused by changes in oil, natural gas and NGL prices, we have entered into financial commodity swap contracts to receive fixed prices for a portion of our production revenues. At September 30, 2016, we had in place crude oil swaps covering portions of our 2016, 2017 and 2018 production and natural gas swaps covering portions of our 2016 and 2017 production.

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

At September 30, 2016, the estimated fair value of all of our commodity derivative instruments, summarized in the following table, was a net asset of $33.8 million, comprised of current and noncurrent assets and noncurrent liabilities.

Contract	Total Hedged Volumes	Quantity Type	Weighted Average Fixed Price	Index Price (1)	Fair Market Value (in thousands)
Swap Contracts:
2016
Oil	713,000	Bbls	$72.57	WTI	$18,368
Natural gas	460,000	MMBtu	$4.10	NWPL	555
2017
Oil	1,456,250	Bbls	$61.71	WTI	14,808
Natural gas	3,650,000	MMBtu	$2.96	NWPL	295
2018
Oil	136,500	Bbls	$51.67	WTI	(230)
Total					$33,796

(1)
WTI refers to West Texas Intermediate price as quoted on the New York Mercantile Exchange ("NYMEX"). NWPL refers to the Northwest Pipeline Corporation price as quoted in Platt's Inside FERC on the first business day of each month.

The following table includes all hedges entered into from October 1, 2016 to October 21, 2016:

Contract	Total Hedged Volumes	Quantity Type	Weighted Average Fixed Price	Index Price
Swap Contracts:
2017
Oil	216,875	Bbls	$53.10	WTI
2018
Oil	91,250	Bbls	$55.25	WTI

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

Capital Expenditures

Our capital expenditures are summarized in the following tables for the periods indicated:

	Nine Months Ended September 30,
Basin/Area	2016	2015
	(in millions)
DJ	$67.0	$214.3
Uinta Oil Program	1.1	26.3
Other	1.4	2.0
Total	$69.5	$242.6

	Nine Months Ended September 30,
	2016	2015
	(in millions)
Acquisitions of proved and unproved properties and other real estate	$2.5	$4.2
Drilling, development, exploration and exploitation of oil and natural gas properties	60.8	227.0
Gathering and compression facilities	5.0	7.4
Geologic and geophysical costs	—	3.0
Furniture, fixtures and equipment	1.2	1.0
Total	$69.5	$242.6

Our current estimated capital expenditure budget in 2016 is approximately $100.0 million, with all drilling activities targeting oil. The budget includes facilities costs and excludes acquisitions. We may adjust capital expenditures as business conditions and operating results warrant. The amount, timing and allocation of capital expenditures is generally discretionary and within our control. If oil, natural gas and NGL prices decline below acceptable levels or costs increase above acceptable levels, we could choose to defer a portion of our budgeted capital expenditures until later periods to achieve the desired balance between sources and uses of liquidity. We would generally do this by prioritizing capital projects to first focus on those that we believe will have the highest expected financial returns and ability to generate near-term cash flow. The 2016 capital program is designed to closely align capital expenditures with expected cash flows as certain drilling activity may be deferred to protect our liquidity position.

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

Financing Activities

Amended Credit Facility

The Amended Credit Facility had commitments from 13 lenders and a borrowing base of $335.0 million as of September 30, 2016. As of September 30, 2016, we had no amounts outstanding under the Amended Credit Facility. As credit support for future payment under a contractual obligation, a $26.0 million letter of credit has been issued under the Amended Credit Facility, which reduced the available borrowing capacity under the Amended Credit Facility as of September 30, 2016 to $309.0 million.

Interest rates are LIBOR plus applicable margins of 1.5% to 2.5% or ABR plus 0.5% to 1.5% and the unused commitment fee is between 0.375% to 0.5% based on borrowing base utilization. There have not been any borrowings under the Amended Credit Facility in 2016.

The borrowing base under the Amended Credit Facility is determined at the discretion of the lenders, based on the collateral value of our proved reserves that have been mortgaged to such lenders, and is subject to regular re-determinations on or about April 1 and October 1 of each year, as well as following any property sales. On October 28, 2016, the borrowing base was reduced from $335.0 million to $300.0 million based on proved reserves in place at July 31, 2016. Our re-determined borrowing capacity of $300.0 million is reduced by $26.0 million to $274.0 million due to an outstanding irrevocable letter of credit related to a firm transportation agreement. Future borrowing bases will be computed based on proved oil, natural gas and NGL reserves, hedge positions and estimated future cash flows from those reserves calculated using future commodity pricing provided by our lenders, as well as any other outstanding debt. Lower commodity prices will impact the amount lenders will provide for a borrowing base.

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

5% Convertible Senior Notes Due 2028

On March 12, 2008, we issued $172.5 million aggregate principal amount of Convertible Notes. On March 20, 2012, $147.2 million of the outstanding principal amount, or approximately 85% of the outstanding Convertible Notes, were put to us and redeemed by us at par. On March 20, 2015, $24.8 million of the remaining outstanding principal amount, or approximately 98% of the remaining outstanding Convertible Notes, were put to us and redeemed by us at par. After the redemption, $0.6 million aggregate principal amount of the Convertible Notes were outstanding as of September 30, 2016. The Convertible Notes mature on March 15, 2028, unless earlier converted, redeemed or purchased by us. The Convertible Notes are senior unsecured obligations and rank equal in right of payment to all of our existing and future senior unsecured indebtedness, are senior in right of payment to all of our future subordinated indebtedness, and are effectively subordinated to all of our secured indebtedness with respect to the collateral securing such indebtedness. The Convertible Notes are structurally subordinated to all present and future secured and unsecured debt and other obligations of our subsidiaries. The Convertible Notes are fully and unconditionally guaranteed by the subsidiaries that guarantee our indebtedness under the Amended Credit Facility, the 7.625% Senior Notes and the 7.0% Senior Notes.

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

7.625% Senior Notes Due 2019

On September 27, 2011, we issued $400.0 million in principal amount of 7.625% Senior Notes due 2019 at par. On June 3, 2016, we completed the Debt Exchange, pursuant to which a holder of the 7.625% Senior Notes exchanged $84.7 million principal amount of the 7.625% Senior Notes for 10 million newly issued shares of our common stock. Based on the fair value of the shares issued, we recognized an $8.7 million gain on extinguishment of debt on the Consolidated Statement of Operations for the nine months ended September 30, 2016. After the Debt Exchange, $315.3 million aggregate principal amount of the 7.625% Senior Notes were outstanding as of September 30, 2016.

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

Lease Financing Obligation Due 2020

We have a Lease Financing Obligation with a balance of $2.9 million as of September 30, 2016 resulting from our sale and subsequent lease back of certain compressors and related facilities owned by us. The Lease Financing Obligation expires on August 10, 2020, and we have the option to purchase the equipment at the end of the lease term for the then current fair market value. The Lease Financing Obligation also contains an early buyout option pursuant to which we may purchase the equipment for $1.8 million on February 10, 2019. The lease payments related to the equipment are recognized as principal and interest expense based on a weighted average implicit interest rate of 3.3%. See Note 13 to the accompanying Unaudited Consolidated Financial Statements for a discussion of aggregate minimum future lease payments.

Our outstanding debt is summarized below:

		As of September 30, 2016			As of December 31, 2015
	Maturity Date	Principal	Unamortized Discount	Carrying Amount	Principal	Unamortized Discount	Carrying Amount
		(in thousands)
Amended Credit Facility	April 9, 2020	$—	$—	$—	$—	$—	$—
Convertible Notes (1)(2)	March 15, 2028	579	—	579	579	—	579
7.625% Senior Notes (3)	October 1, 2019	315,300	(2,366)	312,934	400,000	(3,752)	396,248
7.0% Senior Notes (4)	October 15, 2022	400,000	(4,408)	395,592	400,000	(4,953)	395,047
Lease Financing Obligation (5)	August 10, 2020	2,893	(4)	2,889	3,222	(4)	3,218
Total Debt		$718,772	$(6,778)	$711,994	$803,801	$(8,709)	$795,092
Less: Current Portion of Long-Term Debt (6)		450	—	450	440	—	440
Total Long-Term Debt		$718,322	$(6,778)	$711,544	$803,361	$(8,709)	$794,652

(1)
The aggregate estimated fair value of the Convertible Notes was approximately $0.6 million and $0.5 million as of September 30, 2016 and December 31, 2015, respectively, based on reported market trades of these instruments.

(2)
We have the right at any time with at least 30 days' notice to call the Convertible Notes, and the holders have the right to require us to purchase the notes on each of March 20, 2018 and March 20, 2023.

(3)
The aggregate estimated fair value of the 7.625% Senior Notes was approximately $274.3 million and $270.2 million as of September 30, 2016 and December 31, 2015, respectively, based on reported market trades of these instruments.

(4)
The aggregate estimated fair value of the 7.0% Senior Notes was approximately $310.0 million and $272.0 million as of September 30, 2016 and December 31, 2015, respectively, based on reported market trades of these instruments.

(5)
The aggregate estimated fair value of the Lease Financing Obligation was approximately $2.8 million and $3.1 million as of September 30, 2016 and December 31, 2015, respectively. Because there is no active, public market for the Lease Financing Obligation, the aggregate estimated fair value was based on market-based parameters of comparable term secured financing instruments.

(6)	The current portion of the long-term debt as of September 30, 2016 and December 31, 2015 includes the current portion of the Lease Financing Obligation.

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

Contractual Obligations. A summary of our contractual obligations as of and subsequent to September 30, 2016 is provided in the following table:

	Payments Due By Year
	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter	Total
	Twelve Months Ended September 30, 2017	Twelve Months Ended September 30, 2018	Twelve Months Ended September 30, 2019	Twelve Months Ended September 30, 2020	Twelve Months Ended September 30, 2021	After September 30, 2021
	(in thousands)
Notes payable (1)	$553	$538	$—	$—	$—	$—	$1,091
7.625% Senior Notes (2)	24,042	24,042	24,042	327,321	—	—	399,447
7.0% Senior Notes (3)	28,000	28,000	28,000	28,000	28,000	442,000	582,000
Convertible Notes (4)	29	593	—	—	—	—	622
Lease Financing Obligation (5)	537	537	1,959	—	—	—	3,033
Office and office equipment leases and other (6)(7)	4,060	2,745	1,349	—	—	—	8,154
Firm transportation and processing agreements (8)	18,657	18,692	18,692	18,692	15,575	—	90,308
Asset retirement obligations (9)	417	393	238	41	250	9,710	11,049
Derivative liability (10)	—	244	38	—	—	—	282
Total	$76,295	$75,784	$74,318	$374,054	$43,825	$451,710	$1,095,986

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

(6)	The lease for our principal office in Denver, Colorado extends through March 2019.

(7)	Includes contractual obligations of $1.0 million related to certain drilling commitments.

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

(10)
Derivative liability represents the net fair value for oil, gas and NGL commodity derivatives presented as liabilities in our Unaudited Consolidated Balance Sheets as of September 30, 2016. The ultimate settlement amounts of our derivative liabilities are unknown because they are subject to continuing market fluctuations. See "Critical Accounting Policies and Estimates" in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015 and in "Commodity Hedging Activities" above in this Quarterly Report on Form 10-Q for a more detailed discussion of the nature of the accounting estimates involved in valuing derivative instruments.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of September 30, 2016.

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

Commodity Price Risk

Our primary market risk exposure is in the prices we receive for our production. Commodity pricing is primarily driven by the prevailing worldwide price for crude oil and spot regional market prices applicable to our U.S. oil and natural gas production. Pricing for oil, natural gas and NGLs has been volatile and unpredictable for several years, and we expect this volatility to continue in the future. The prices we receive for future production depend on many factors outside of our control, including volatility in the differences between product prices at sales points and the applicable index price. Based on our average daily production and our derivative contracts in place for the nine months ended September 30, 2016, our income before income taxes would have decreased by approximately $0.7 million for each $1.00 per barrel decrease in crude oil prices, approximately $0.4 million for each $0.10 decrease per MMBtu in natural gas prices and $0.1 million for each $1.00 per barrel decrease in NGL prices.

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

As of October 21, 2016, we have financial derivative instruments related to oil and natural gas volumes in place for the following periods indicated. Further detail of these hedges is summarized in the table presented under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations— Capital Resources and Liquidity— Commodity Hedging Activities."

	October – December 2016		For the year 2017		For the year 2018
	Derivative Volumes	Weighted Average Price	Derivative Volumes	Weighted Average Price	Derivative Volumes	Weighted Average Price
Oil (Bbls)	713,000	$72.57	1,673,125	$60.60	227,750	$53.11
Natural Gas (MMbtu)	460,000	$4.10	3,650,000	$2.96	—	$—

Commodity Price Risk - Carrying Value of Proved Oil and Gas Properties

Our current recoverability test on our existing proved oil and gas properties as of September 30, 2016 uses commodity pricing based on a combination of assumptions, which are closely aligned with the assumptions management uses in its budgeting and forecasting process, including adjustments for geographical location and quality differentials as well as other factors that management believes will impact realized prices. The application of this test as of September 30, 2016 results in a surplus of future estimated net cash flows over carrying value of approximately $391.4 million and $114.4 million for the Uinta Oil Program and DJ Basin, respectively. We completed a sensitivity test on the surplus of future estimated net cash flows by decreasing the oil price by $1.00. Natural gas and NGL pricing were not considered in this sensitivity analysis as the majority of future cash flows from these two Basins are derived from oil revenues. We estimate that the surplus in the Uinta Oil program would decrease by approximately $15.0 million to $20.0 million and the DJ Basin would decrease by approximately $20.0 million to $25.0 million for every $1.00 decrease in the oil price assumptions used in the recoverability test. If impairment is necessary, we would reduce the carrying value to fair value. The factors used to determine fair value include, but are not limited to, recent sales prices of comparable properties, indications from marketing activities, the present value of future revenues, net of estimated operating and development costs using estimates of reserves, future commodity pricing, future production estimates, anticipated capital expenditures and various discount rates used by market participants that are commensurate with the risks inherent in the development and production of the underlying oil and natural gas. If future commodity prices assumed in the recoverability test are not realized, it is likely that we will incur a significant impairment.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. As of September 30, 2016, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective as of September 30, 2016.

Changes in Internal Controls. There has been no change in our internal control over financial reporting during the third fiscal quarter of 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Land owner demands arising as a result of a recent decision of the Wyoming Supreme Court could have adverse effects on our business.

In December, 2015, the Wyoming Supreme Court issued its "Pennaco" decision, the essence of which is that parties to a contract, such as a surface use agreement, remain liable for the obligations under that agreement - even when the agreement and the underlying assets have been sold and assigned to a third party - unless the agreement contains express language releasing and discharging the original party upon such subsequent assignment.

Landowners across Wyoming are making Pennaco claims against companies that sold assets to other oil and gas companies that are now in default. To date, our exposure relates to coalbed methane ("CBM") leases and wells that we sold to entities which are now essentially defunct, if not in actual bankruptcy proceedings. These operators have defaulted on several annual surface use payments, as well as leaving more than 150 CBM wells acquired from the Company in non-producing (shut-in) status. The Company has been contacted by several ranches or their attorneys demanding payment of amounts in arrears, as well as conducting the plugging of the wells and land reclamation. Each case entails determining what contractual obligations are imposed by the applicable surface use agreement, taking into account state and federal plugging and reclamation requirements.

The Company obtained orders from the Wyoming Oil & Gas Conservation Commission ("WOGCC") requiring certain of the defaulting operators to "show cause" as to why the WOGCC should not authorize the Company to take over the wells in order to conduct plugging and reclamation operations. The Company is exploring a number of options including investigating third party interest in acquiring the wells, assumption of obligations related to the shallow CBM wells by operators holding "deep rights" under the leases, and negotiated settlement and release agreements with the ranches. It should also be noted that the WOGCC holds substantial plugging bonds posted by the defaulting operators. The Company is under no regulatory compulsion to plug these wells at this time.

At this time, the Company does not believe that resolving this matter will have a material financial impact. The Company believes that, if necessary, the currently identified roster of shut-in wells can be plugged, and reclaimed at cost of approximately $15,000 per well. There is no assurance, however, that this issue will not expand to wells sold to other purchasers of Wyoming assets previously owned by the Company.

Possible future ballot initiatives in Colorado, if approved, could have severely adverse effects on our operations, reserves and financial condition.

As previously disclosed, several statewide ballot initiatives were filed for the 2016 election cycle that sought to restrict or limit oil and natural gas development in Colorado. Proponents attempted to collect the required number of signatures to have two such proposals included on the ballot for the November 2016 election. One would have amended the Colorado constitution to impose a 2,500 foot statewide drilling setback from occupied structures and other sensitive areas. If implemented, this proposal would have had the effect of rendering the vast majority of the surface area of the state ineligible for drilling, including many of our planned future drilling locations. The second would have amended the state constitution to give local governmental authorities the ability to regulate, or to ban, oil and gas development activities within their boundaries notwithstanding state rules to the contrary. If implemented, this proposal could have caused us to be subject to onerous, and possibly inconsistent, regulations that vary from jurisdiction to jurisdiction, or to outright bans on our activities in the state. The Colorado Secretary of State determined that proponents of these proposals did not submit a sufficient number of valid signatures for the proposals to be included on the November 2016 ballot. However, similar proposals, or other proposals limiting oil and natural gas development activities, could be made in the future. Because substantially all of our operations and reserves are located in Colorado, the passage and implementation of any such proposal could have a materially adverse effect on our operations, reserves, financial condition and business generally.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Securities

There were no sales of unregistered equity securities during the period covered by this report.

Issuer Purchases of Equity Securities

The following table contains information about our acquisitions of equity securities during the three months ended September 30, 2016:

Period	Total Number of Shares (1)	Weighted Average Price Paid Per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1 – 31, 2016	2,873	$5.93	—	—
August 1 – 31, 2016	5,331	6.09	—	—
September 1 – 30, 2016	1,125	5.61	—	—
Total	9,329	$5.98	—	—

(1)	Represents shares delivered by employees to satisfy tax withholding obligations resulting from the vesting of restricted shares of common stock issued pursuant to our employee incentive plans.

Item 3. Defaults upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit Number	Description of Exhibits
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Principal Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit Number	Description of Exhibits

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BILL BARRETT CORPORATION

Date:	November 3, 2016	By:	/s/ R. Scot Woodall
R. Scot Woodall
Chief Executive Officer and President
(Principal Executive Officer)

Date:	November 3, 2016	By:	/s/ David R. Macosko
David R. Macosko
Senior Vice President-Accounting
(Principal Accounting Officer)