Form 10-K
period 2016-12-31
BILL BARRETT CORP
filed 2017-03-02
CIK 1172139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

 (Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016
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
☐  Yes   ☑  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2016 was $374,175,332 (based on the closing price of $6.39 per share as of the last business day of the fiscal quarter ended June 30, 2016)

As of February 14, 2017, the registrant had 75,720,644 outstanding shares of $0.001 per share par value common stock.

DOCUMENTS INCORPORATED BY REFERENCE

The information required in Part III of this Annual Report on Form 10-K is incorporated by reference from the registrant's definitive proxy statement for the registrant's Annual Meeting of Stockholders to be held in May 2017 to be filed pursuant to Regulation 14A no later than 120 days after the end of the registrant's fiscal year ended December 31, 2016.

GLOSSARY OF OIL, NATURAL GAS AND NGL TERMS

The following are abbreviations and definitions of certain terms used in this document, which are commonly used in the oil and gas industry:

Bbl. Stock tank barrel, or 42 U.S. gallons liquid volume.

Bcf. Billion cubic feet of natural gas.

Boe. Barrel of oil equivalent, determined by converting gas volumes to barrels of oil equivalent using the ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids.

Boe/d. Boe per day.

Btu or British thermal unit. The quantity of heat required to raise the temperature of one pound of water by one degree Fahrenheit.

Coalbed methane. Natural gas formed as a byproduct of the coal formation process, which is trapped in coal seams and can be produced into a pipeline.

Completion. Refers to installation of permanent equipment for production of oil or gas, or, in the case of a dry well, to reporting to the appropriate authority that the well has been abandoned.

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

Proved developed reserves. Proved reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.

Proved reserves. The quantities of oil, natural gas and natural gas liquids, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible - from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations - prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain.

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

Undeveloped acreage. Lease acreage on which wells have not been drilled or completed to a point that would permit the production of economic quantities of oil and natural gas regardless of whether such acreage contains proved reserves.

Working interest. The operating interest that gives the owner of such interest the right to drill, produce and conduct operating activities on the property and receive a share of production and requires the owner of such interest to pay a share of the costs of drilling and production operations.

WTI. West Texas Intermediate price as quoted on the New York Mercantile Exchange.

WTI Cushing. The West Texas Intermediate price at the Cushing, OK settlement point as quoted by Bloomberg, using crude oil price bulletins.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, (the "Securities Act"), Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements about our future strategy, plans, estimates, beliefs, timing and expected performance.

All statements in this report, other than statements of historical fact, are forward-looking statements. Forward-looking statements may be found in "Items 1 and 2. Business and Properties", "Item 1A. Risk Factors", "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and other sections of this Annual Report on Form 10-K. In some cases, you can identify forward-looking statements by terminology such as "expect", "seek", "believe", "upside", "will", "may", "expect", "anticipate", "plan", "will be dependent on", "project", "potential", "intend", "could", "should", "estimate", "predict", "pursue", "target", "objective", or "continue", the negative of such terms or other comparable terminology.

Forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the following risks and uncertainties:

•	volatility of market prices received for oil, natural gas and NGLs;

•	actual production being less than estimated;

•	changes in the estimates of proved reserves;

•	reductions in the borrowing base under our revolving bank credit facility (sometimes referred to as the "Amended Credit Facility");

•	availability of capital at a reasonable cost;

•	legislative or regulatory changes that can affect our ability to permit wells and conduct operations, including ballot initiatives seeking moratoria or bans on drilling or hydraulic fracturing;

•	availability of third party goods and services at reasonable rates;

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

In light of these and other risks, uncertainties and assumptions, anticipated events addressed in forward looking statements may not occur.

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

Oil prices declined significantly in 2014 and 2015 and remained depressed during 2016. Natural gas and NGL prices have experienced decreases of comparable magnitude over the same period. During the last three months of 2016, commodity prices improved slightly and stabilized at a level that could warrant increased activity, however, we expect to be flexible with our 2017 capital budget as we continue to monitor economic conditions.

In 2017, our priority remains ensuring ample liquidity and protecting the strength of our balance sheet, and we will adjust our development plans as necessary to this end. In addition, we expect to pursue opportunities to further improve our liquidity position through capital markets or other transactions, such as additional property dispositions, if we believe conditions to be favorable.

We were formed in January 2002 and are incorporated in the State of Delaware. In December 2004, we completed an initial public offering. In December 2016, we completed an additional public offering, selling 15,525,000 shares at a price of $7.40 per share, par value $0.001 per share. The sale included the full exercise by the underwriters of their option to purchase 2,025,000 shares of common stock. Net proceeds from the sale, after deducting fees and estimated expenses, were approximately $109.8 million. Our common stock is traded on the New York Stock Exchange under the symbol "BBG". The principal executive offices are located at 1099 18th Street, Suite 2300, Denver, Colorado 80202, and the telephone number at that address is (303) 293-9100.

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

The following table provides summary information by basin as of December 31, 2016:

Basin/Area	State	Estimated Net Proved Reserves (MMBoe) (1)	December 2016 Average Daily Net Production (Boe/d)	Net Producing Wells	Net Undeveloped Acreage
Denver-Julesburg	CO/WY	42.9	15,102	192.6	29,788	(2)
Uinta Oil Program	UT	12.0	1,887	88.6	12,334
Other	Various	—	14	5.9	171,791	(3)
Total		54.9	17,003	287.1	213,913

(1)
Our proved reserves were determined in accordance with SEC guidelines, using the average of the prices on the first day of each month in 2016 for natural gas (Henry Hub price) and oil (WTI Cushing price), which averaged $2.48 per MMBtu of natural gas and $42.75 per barrel of oil in 2016, respectively, without giving effect to hedging transactions. The average NGL price of $19.70 per barrel was based on Mt Belvieu pricing using a historical composite percentage. Our reserves estimates are based on a reserve report prepared by us and audited by our independent third party petroleum engineers. See "– Oil and Gas Data – Proved Reserves".

(2)	Excludes an additional 1,518 net undeveloped acres that are subject to drill-to-earn agreements.

(3)	Other includes 71,228 and 63,367 net undeveloped acres in the Paradox and Deseret Basins, respectively.

Areas of Operation

Overview

As of December 31, 2016, we have two key areas of production: The Denver-Julesburg Basin ("DJ Basin") and the Uinta Oil Program in the Uinta Basin.

The following table shows changes in the mix of oil, natural gas and NGLs for both production and reserves over the periods presented:

	Year Ended December 31,
	2016			2015			2014
	Oil	Natural Gas	NGLs	Oil	Natural Gas	NGLs	Oil	Natural Gas	NGLs
Production (1)(2)	64%	20%	16%	67%	20%	13%	44%	40%	16%
Proved reserves	57%	23%	20%	66%	20%	14%	69%	21%	10%

(1)	Our wells typically produce a higher percentage of oil at the beginning of their life cycle. During periods where fewer wells are turned to production we expect to temporarily have a higher percentage of natural gas and NGLs. As a result of limited drilling activity in 2016, we only had 23.8 net wells turned to production in 2016.

(2)	Production for the year ended December 31, 2014 includes legacy natural gas producing properties that have been sold.

Denver-Julesburg Basin

The Company's acreage positions in the DJ Basin are predominantly located in Colorado's eastern plains and parts of southeastern Wyoming.

Key Statistics

•	Estimated proved reserves as of December 31, 2016 - 42.9 MMBoe.

•	Producing wells - We had interests in 299 gross (192.6 net) producing wells as of December 31, 2016, and we serve as operator in 202 gross wells.

•	2016 net production - 5,054 MBoe.

•	Acreage - We held 29,788 net undeveloped and 26,149 net developed acres as of December 31, 2016.

•
Capital expenditures - Our capital expenditures for 2016 were $95.5 million for participation in the drilling of 17 gross (15.1 net) wells, acquisition of leasehold acres and construction of gathering facilities.

•	As of December 31, 2016, we were drilling 1 gross (1 net) well, and we were waiting to complete 7 gross (6 net) wells within the DJ Basin.

•	Based on our remaining reserves as of January 1, 2017, we have a 64% weighted average working interest in our producing wells in the DJ Basin.

Our DJ Basin acreage was acquired predominantly through two acquisitions completed in August 2011 and July 2012. During the year ended December 31, 2015, we sold certain non-core assets in two separate transactions closing on October 21, 2015 and November 30, 2015, respectively for aggregate cash proceeds of $29.5 million, after closing adjustments. These asset sales included approximately 23,000 net acres (76% proved developed) and interests in legacy vertical producing wells.

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

The DJ Basin is a core area of operation where we drilled 17 gross (15.1 net) operated wells and completed 24 gross (23.4 net) operated wells in 2016. The Company had one rig operating at the beginning of 2016 but due to the uncertainty of an oil price recovery during 2016, the Company elected to curtail drilling activity to preserve capital, and released the drilling rig during the first quarter of 2016. As industry conditions improved during the latter part of 2016, drilling resumed with a one rig program through the remainder of 2016. In 2016, we focused on drilling extended reach horizontal wells in the Niobrara B and Niobrara C formations and initial tests in the Niobrara A and Codell formations in the Northeast Wattenberg area of the DJ Basin, continuing to optimize our completion technology and establishing a scalable development program. The combination of this development along with nearby competitor activity continued to de-risk our acreage in the area.

We expect the 2017 drilling program to be more active relative to 2016. Currently we are utilizing one rig in the DJ Basin. Our capital budget contemplates adding an additional rig in the second quarter of 2017; however, we may elect to accelerate or delay drilling depending on industry conditions. The 2017 operated drilling program will focus on drilling extended reach wells (9,200 foot laterals) and assumes 53 to 64 acre well density. In addition, we anticipate minimal participation in non-operated wells. We may modify this program throughout 2017 as business conditions and operating results warrant.

Our oil production from the DJ Basin is sold at the lease and trucked to markets. Our gas production from the DJ Basin is gathered and processed by a third party and we receive residue gas and NGL revenue under percentage of proceeds contracts.

Uinta Basin

The Uinta Basin is located in northeastern Utah.

Key Statistics

•	Estimated proved reserves as of December 31, 2016 - 12.0 MMBoe.

•	Producing wells - We had interests in 118 gross (88.6 net) producing wells as of December 31, 2016, and we serve as operator in 103 gross wells.

•	2016 net production - 1,022 MBoe.

•	Acreage - We held 12,334 net undeveloped and 11,914 net developed acres as of December 31, 2016.

•	As of December 31, 2016, we were not in the process of drilling or completing any wells.

•	Based on our remaining reserves as of January 1, 2017, we have a 68.8% weighted average working interest in our producing wells in the Uinta Oil Program.

The Uinta Oil Program includes one area of development located in the Uinta Basin that we refer to as East Bluebell. On July 14, 2016, we sold certain non-core assets located in the Uinta Basin, which included approximately 40,000 net acres and interests in producing wells for cash proceeds of $28.3 million. The divestiture proceeds are subject to various purchase price adjustments incurred in the normal course of business and will be finalized in 2017.

The Uinta Oil Program has a sizable acreage position with a long-term drilling inventory and a significant resource in place. The resource is a stacked oil play with multiple pay zones, and our drilling program targets multiple zones from the Upper and Lower Green River formations with vertical wells.

In 2017, the Company has no plans to drill and develop any acreage other than a few recompletions, and we anticipate minimal participation in non-operated wells. This program may be modified throughout 2017 as business conditions and operating results warrant.

Our oil production in the Uinta Basin is sold at the lease and trucked to markets. Our gas production in the Uinta Basin is gathered and processed by various third parties, and we receive residue gas and NGL revenue under percentage of proceeds contracts.

Oil and Gas Data

Proved Reserves

The following table presents our estimated net proved oil, natural gas and NGL reserves at each of December 31, 2016, 2015 and 2014 based on reserve reports prepared by us and audited by independent third party petroleum engineers. While we are not required by the SEC or accounting regulations or pronouncements to have our reserve estimates independently audited, such an audit is required under our Amended Credit Facility. All of our proved reserves included in our reserve reports are located in North America. Netherland, Sewell & Associates, Inc., ("NSAI"), audited all of our reserves estimates at December 31, 2016, 2015 and 2014. NSAI is retained by and reports to the Reserves and EHS Committee of our Board of Directors, which is comprised of independent directors. When compared on a well-by-well or lease-by-lease basis, some of our internal estimates of net proved reserves are greater and some are less than NSAI's estimates. However, in the aggregate, NSAI's estimates of total net proved reserves are within 10% of our internal estimates. In addition to a third party audit, our reserves are reviewed by our Reserves and EHS Committee. The Reserves and EHS Committee reviews the final reserves estimates in conjunction with NSAI's audit letter and meets with the key representative of NSAI to discuss NSAI's review process and findings.

	As of December 31,
Proved Reserves: (1)(2)	2016	2015	2014
Proved Developed Reserves:
Oil (MMBbls)	21.8	27.2	29.3
Natural gas (Bcf)	47.5	45.2	50.6
NGLs (MMBbls)	6.7	5.1	3.8
Total proved developed reserves (MMBoe) (3)	36.4	39.8	41.5
Proved Undeveloped Reserves:
Oil (MMBbls)	9.3	28.3	54.5
Natural gas (Bcf)	28.7	52.8	103.3
NGLs (MMBbls)	4.4	6.8	9.0
Total proved undeveloped reserves (MMBoe) (3)	18.5	43.9	80.8
Total Proved Reserves (MMBoe) (3)	54.9	83.7	122.3

(1)
Our proved reserves were determined in accordance with SEC guidelines, using the average of the prices on the first day of each month in 2016 for natural gas (Henry Hub price) and oil (WTI Cushing price), subject to certain adjustments, or $2.48 per MMBtu of natural gas and $42.75 per barrel of oil, respectively, without giving effect to hedging transactions. The average NGL price of $19.70 per barrel was based on Mt Belvieu pricing using a historical composite percentage. We currently do not include future reclamation costs net of salvage value in the calculation of our proved reserves. Our reserves estimates are based on a reserve report prepared by us and audited by NSAI. See "– Oil and Gas Data – Proved Reserves".

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

The following tables illustrate the history of our proved undeveloped reserves from December 31, 2014 through December 31, 2016:

	As of December 31,
Proved Undeveloped Reserves:	2016	2015	2014
	(MMBoe)
Beginning balance	43.9	80.8	113.7
Additions from drilling program	8.4	2.6	12.5
Acquisitions	—	—	7.4
Engineering revisions	(0.7)	1.3	(6.0)
Price revisions	(0.3)	(18.0)	—
Converted to proved developed	(8.5)	(8.1)	(10.2)
Sold/ expired/ other (1)	(24.3)	(14.7)	(36.6)
Total proved undeveloped reserves (2)	18.5	43.9	80.8

	Year Ended December 31,
	2016	2015	2014
Proved undeveloped locations converted to proved developed wells during year	21	35	65
Proved undeveloped drilling and completion capital invested (in millions)	$55.3	$165.3	$227.5
Proved undeveloped facilities capital invested (in millions)	$5.3	$5.0	$9.5
Percentage of proved undeveloped reserves converted to proved developed (3)	19%	10%	9%
Prior year's proved undeveloped reserves remaining undeveloped at current year end (MMBoe)	9.6	40.8	66.8

(1)
The decrease in proved undeveloped reserves is the result of using discretion based on our development activity level in 2016. The downward revisions include approximately 24.3 MMboe that were removed from the proved undeveloped reserve category as these locations are not included in our near-term development plans. Of the 24.3 MMBoe revision, 18.2 MMBoe proved undeveloped reserves in the DJ Basin were removed as the planned development of these locations are outside the SEC's five-year development window, which is based on when the proved undeveloped location was added. Other than the timing of development, the DJ Basin locations technically meet the SEC proved undeveloped reserve definition and could be added if the Company's future development plan was accelerated. Additionally, 6.1 MMBoe of proved undeveloped reserves from the Uinta Oil Program were removed due to electing not to develop these locations in the current business plan. It is anticipated that with a more active development program than was employed during 2016, the Company will add additional PUD locations during 2017.

(2)
Our development plan for drilling proved undeveloped wells represents an investment decision to drill these proved undeveloped locations within the five year development window allowed at the time the applicable proved undeveloped reserve is booked. Our development plan contemplates that we will develop our DJ Basin proved undeveloped locations with a one rig program over three years. However, the timing of such drilling is subject to change based on a number of factors, many of which are unpredictable and beyond our control, such as changes in commodity prices, anticipated cash flows and projected rate of return, access to capital, new opportunities with better returns on investment that were not known at the time of the reserve report, asset acquisitions and/or sales and actions or inactions of other co-owners or industry operators. As such, the relative proportion of total proved undeveloped locations that we develop may not necessarily be uniform from year to year, but could vary by year based upon the foregoing factors. We attempt to maximize the rate of return on capital deployed, which requires that we continually review all investment options available. As a result, at times we may delay or remove the drilling of certain projects, including scheduled proved undeveloped locations, in favor of projects with a more attractive rate of return, leading us to deviate from our original development plan.

(3)
Our asset portfolio has significantly changed beginning in 2012 and continuing through 2014, resulting in a change in development focus for the years ended December 31, 2014, 2015 and 2016. During 2014 and 2015 the development program was focused on the oil assets located in the DJ and Uinta Basins which, at the time, were relatively immature in their development as compared to the divested gas assets. Given our acreage positions in both the DJ and Uinta Basins, our 2014 and 2015 development was concentrated on developing unproven locations in order to assess the extent of the plays across our acreage and to develop leases that would have expired. As a result, the conversion rate of proved undeveloped reserves was 9% and 10% for the years ended December 31, 2014 and 2015, respectively. Given the lower commodity price, the 2016 development was concentrated in areas of higher certainty. As a result, the conversion rate of proved undeveloped reserves increased to 19% for the year ended December 31, 2016.

At December 31, 2016, our proved undeveloped reserves were 18.5 MMBoe. At December 31, 2015, our proved undeveloped reserves were 43.9 MMBoe. During 2016, 8.5 MMBoe, or 19% of our December 31, 2015 proved undeveloped reserves (21 wells), were converted into proved developed reserves and required $55.3 million of drilling and completion capital and $5.3 million of facilities capital. These wells produced 1.3 MMBoe in 2016. During 2016, we added 8.4 MMBoe of proved undeveloped reserves due to drilling programs in our core oil and gas development areas. Negative engineering revisions decreased proved undeveloped reserves by 0.7 MMBoe. During 2016, 24.3 MMBoe were removed from the proved undeveloped reserves category because they were not included in our near term development plans within the five year development window allowed at the time the applicable proved undeveloped reserves were booked. Negative pricing revisions decreased proved undeveloped reserves by 0.3 MMBoe. The proved undeveloped reserves from December 31, 2015 that remained in the proved undeveloped reserves category at December 31, 2016 were 9.6 MMBoe.

At December 31, 2015, our proved undeveloped reserves were 43.9 MMBoe. At December 31, 2014, our proved undeveloped reserves were 80.8 MMBoe. During 2015, 8.1 MMBoe, or 10% of our December 31, 2014 proved undeveloped reserves (35 wells), were converted into proved developed reserves and required $165.3 million of drilling and completion capital and $5.0 million of facilities capital. These wells produced 0.9 MMBoe in 2015. During 2015, we added 2.6 MMBoe of proved undeveloped reserves due to drilling programs in our core oil and gas development areas. Positive engineering revisions increased proved undeveloped reserves by 1.3 MMBoe. During 2015, 14.7 MMBoe were removed from the proved undeveloped reserves category because they were not included in our near term development plans and were either traded, sold or removed. This volume includes 12.2 MMBoe of proved undeveloped reserves sold in the divestiture of our non-core DJ and Uinta Basin properties. Negative pricing revisions decreased proved undeveloped reserves by 18.0 MMBoe. The proved undeveloped reserves from December 31, 2014 that remained in the proved undeveloped reserves category at December 31, 2015 were 40.8 MMBoe.

At December 31, 2014, our proved undeveloped reserves were 80.8 MMBoe. At December 31, 2013, our proved undeveloped reserves were 113.7 MMBoe. During 2014, 10.2 MMBoe, or 9% of our December 31, 2013 proved undeveloped reserves (65 wells), were converted into proved developed reserves and required $227.5 million of drilling and completion capital and $9.5 million of facilities capital. These wells produced 0.9 MMBoe in 2014. During 2014, we added 12.5 MMBoe of proved undeveloped reserves due to drilling programs in our core oil and gas development areas. During 2014, 36.6 MMBoe were removed from the proved undeveloped reserves category because they were not included in our near term development plans and were either traded, sold or removed. This volume includes 27.7 MMBoe of proved undeveloped reserves sold in the divestiture of our Piceance and Powder River Basin properties. Negative engineering and pricing revisions decreased proved undeveloped reserves by 6.0 MMBoe. In addition, we added 7.4 MMBoe of proved undeveloped reserves as a result of acquired property in the DJ Basin. The proved undeveloped reserves from December 31, 2013 that remained in the proved undeveloped reserves category at December 31, 2014 were 66.8 MMBoe.

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

•
Internal reserves estimates are reviewed by well and by area by the Senior Vice President of Corporate Development and Planning. A variance by well to the previous year-end reserve report is used in this process. This review is independent of the reserves estimation process.

•
Reserves variances are discussed among the internal reservoir engineers and the Senior Vice President of Corporate Development and Planning. Our internal reserves estimates are reviewed by senior management and the Reserves and EHS Committee prior to publication.

Within our Company, the technical person primarily responsible for overseeing the preparation of the reserves estimates is William K. Stenzel. Mr. Stenzel is our Senior Vice President of Corporate Development and Planning and became responsible for our reserves estimates starting in September 2014. Mr. Stenzel earned a Bachelor of Science degree in Civil Engineering from Colorado State University in 1977. Mr. Stenzel has over 39 years of experience in reserves and economic evaluations, as well as a broad experience in production, completions, reservoir analysis and planning and development.

The reserves estimates shown herein have been independently audited by NSAI, a worldwide leader of petroleum property analysis for industry and financial organizations and government agencies. NSAI was founded in 1961 and performs consulting petroleum engineering services under Texas Board of Professional Engineers Registration No. F-2699. Within NSAI, the technical persons primarily responsible for auditing the estimates set forth in the NSAI audit letter incorporated herein are Mr. Dan Paul Smith and Mr. John G. Hattner. Mr. Smith, a Licensed Professional Engineer in the State of Texas (No. 49093), has has been practicing consulting petroleum engineering at NSAI since 1980 and has over 7 years of prior industry experience. He graduated from Mississippi State University in 1973 with a Bachelor of Science Degree in Petroleum Engineering. Mr. Hattner, a Licensed Professional Geoscientist in the State of Texas, Geology (No. 559), has been practicing consulting petroleum geoscience at NSAI since 1991, and has over 11 years of prior industry experience. He graduated from University of Miami, Florida, in 1976 with a Bachelor of Science Degree in Geology; from Florida State University in 1980 with a Master of Science Degree in Geological Oceanography; and from Saint Mary's College of California in 1989 with a Master of Business Administration Degree. Both technical principals meet or exceed the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of

Petroleum Engineers; both are proficient in judiciously applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserves definitions and guidelines.

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

The NSAI audit process is intended to determine the percentage difference, in the aggregate, of our internal net proved reserves estimate and future net revenue (discounted at 10%) and the reserves estimate and net revenue as determined by NSAI. The audit process includes the following:

•	The NSAI engineer performs an independent decline curve analysis on proved producing wells based on production and pressure data.

•	The NSAI engineer may verify the production data with public data.

•	The NSAI engineer uses his or her individual interpretation of the information and knowledge of the reservoir and area to make an independent analysis of proved producing reserves.

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

The reserves audit letter provided by NSAI states that "in our opinion the estimates shown herein of Bill Barrett's reserves and future revenue are reasonable when aggregated at the proved level and have been prepared in accordance with the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers (SPE Standards). Additionally, these estimates are within the recommended 10 percent tolerance threshold set forth in the SPE Standards." The audit letter also includes a statement of dates pertaining to the NSAI work performed, the methodology used, the assumptions made and a discussion of uncertainties that they believe are inherent in reserves estimates.

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

From time to time, we engage NSAI to review and/or evaluate the reserves of properties that we are considering purchasing and to provide technical consulting on well testing. NSAI and its employees have no interest in those properties, and the compensation for these engagements is not contingent on NSAI's estimates of reserves and future cash inflows for the subject properties. During 2016 and 2015, we paid NSAI approximately $150,000 and $200,000, respectively, for auditing our reserves estimates.

Production and Cost History

The following table sets forth information regarding net production of oil, natural gas and NGLs and certain cost information for each of the periods indicated:

	Year Ended December 31,
	2016	2015	2014
Company Production Data:
Oil (MBbls)	3,885	4,401	4,012
Natural gas (MMcf)	7,170	7,764	21,744
NGLs (MBbls)	1,010	898	1,476
Combined volumes (MBoe)	6,090	6,593	9,112
Daily combined volumes (Boe/d)	16,639	18,063	24,964
DJ Basin – Production Data (1):
Oil (MBbls)	3,050	2,958	1,682
Natural gas (MMcf)	6,228	6,012	4,224
NGLs (MBbls)	966	815	423
Combined volumes (MBoe)	5,054	4,775	2,809
Daily combined volumes (Boe/d)	13,809	13,082	7,696
Uinta Oil Program – Production Data (1):
Oil (MBbls)	830	1,420	1,821
Natural gas (MMcf)	900	1,728	2,220
NGLs (MBbls)	42	82	119
Combined volumes (MBoe)	1,022	1,790	2,310
Daily combined volumes (Boe/d)	2,792	4,904	6,329
Average Realized Prices before Hedging:
Oil (per Bbl)	$38.83	$40.06	$77.92
Natural gas (per Mcf)	1.98	2.23	4.78
NGLs (per Bbl)	13.15	12.16	31.55
Combined (per Boe)	29.28	31.02	50.82
Average Realized Prices with Hedging:
Oil (per Bbl)	$62.56	$78.19	$79.51
Natural gas (per Mcf)	2.46	3.75	4.45
NGLs (per Bbl)	13.15	12.16	31.51
Combined (per Boe)	44.98	58.27	50.73
Average Costs ($ per Boe):
Lease operating expense	$4.58	$6.48	$6.62
Gathering, transportation and processing expense (2)	0.39	0.53	3.89
Total production costs excluding production taxes	$4.97	$7.01	$10.51
Production tax expense	1.75	1.85	3.44
Depreciation, depletion and amortization	28.18	31.14	25.88
General and administrative (3)	6.92	8.17	5.86

(1)	The DJ Basin and the Uinta Oil Program in the Uinta Basin were the only development areas that contained 15% or more of our total proved reserves as of December 31, 2016, 2015 and 2014.

(2)
During March 2010, we entered into two firm natural gas pipeline transportation contracts to provide a guaranteed outlet for production from the West Tavaputs area of the Uinta Basin and the Gibson Gulch area of the Piceance Basin. These transportation contracts were not included in the sales of our Piceance Basin assets in September 2014 (see Note 4 of the Notes to Consolidated Financial Statements for more information related to these divestitures). Both firm transportation contracts require the pipeline to provide transportation capacity and require us to pay transportation charges regardless of the amount of pipeline capacity utilized and expire July 31, 2021. Beginning October 1, 2014, and as a result of our divestitures of the associated gas assets, these transportation costs were excluded from gathering, transportation and processing expense and since that date have instead been included in unused commitments expense in the Consolidated Statements of Operations.

(3)
Included in general and administrative expense is long-term cash and equity incentive compensation of $11.9 million (or $1.96 per Boe), $10.8 million (or $1.64 per Boe) and $11.4 million (or $1.25 per Boe) for the years ended December 31, 2016, 2015 and 2014, respectively.

Productive Wells

The following table sets forth information at December 31, 2016 relating to the productive wells in which we owned a working interest as of that date.

	Oil		Gas
Basin/Area	Gross Wells	Net Wells	Gross Wells	Net Wells
DJ	271.0	173.3	28.0	19.3
Uinta Oil Program	118.0	88.6	—	—
Other	11.0	4.9	3.0	1.0
Total	400.0	266.8	31.0	20.3

Developed and Undeveloped Acreage

The following table sets forth information as of December 31, 2016 relating to our leasehold acreage.

	Developed Acreage		Undeveloped Acreage
Basin/Area	Gross	Net	Gross	Net
DJ	35,539	26,149	57,427	29,788	(1)
Uinta Oil Program	14,221	11,914	21,233	12,334
Other	4,350	2,296	319,235	171,791	(2)
Total	54,110	40,359	397,895	213,913

(1)	Amounts shown for the DJ Basin do not include an additional 2,553 gross and 1,518 net undeveloped acres that are subject to drill-to-earn agreements.

(2)	Other includes 71,228 and 63,367 net undeveloped acres in the Paradox and Deseret Basins, respectively.

Substantially all of the leases comprising the undeveloped acreage set forth in the table above will expire at the end of their respective primary terms unless production from the leasehold acreage has been established prior to such date, in which event the lease will remain in effect until the cessation of production. The following table sets forth, as of December 31, 2016, the expiration periods of the net undeveloped acres by area that are subject to leases summarized in the above table of undeveloped acreage.

	Net Undeveloped Acres Expiring
Basin/Area	2017	2018	2019	2020	Thereafter	Total
DJ	5,962	2,637	3,182	4,720	13,287	29,788
Uinta Oil Program	1,305	530	365	47	10,087	12,334
Other	18,440	53,216	21,278	2,019	76,838	171,791
Total	25,707	56,383	24,825	6,786	100,212	213,913

Drilling Results

The following table sets forth information with respect to wells completed during the periods indicated. The information should not be considered indicative of future performance, nor should it be assumed that there is necessarily any correlation between the number of productive wells drilled and quantities or value of reserves found.

	Year Ended December 31,
	2016		2015		2014
	Gross	Net	Gross	Net	Gross	Net
Development
Productive	26.0	23.3	82.0	50.4	94.0	72.7
Dry	1.0	0.5	1.0	0.9	—	—
Exploratory
Productive	—	—	—	—	—	—
Dry	—	—	—	—	—	—
Total
Productive	26.0	23.3	82.0	50.4	94.0	72.7
Dry	1.0	0.5	1.0	0.9	—	—

Operations

General

In general, we serve as operator of wells in which we have a greater than 50% working interest. In addition, we seek to be operator of wells in which we have lesser interests. As operator, we obtain regulatory authorizations, design and manage the development of a well and supervise operation and maintenance activities on a day-to-day basis. We do not own drilling rigs or the majority of the other oil field service equipment used for drilling or maintaining wells on the properties we operate. Independent contractors engaged by us provide the majority of the equipment and personnel associated with these activities. We construct, operate and maintain gas gathering and water facilities associated with our operations. We employ drilling, production and reservoir engineers and geologists and other specialists who work to improve production rates, increase reserves and lower the cost of operating our oil and natural gas properties.

Marketing and Customers

We market all of the oil production from our operated properties. Our natural gas and related NGLs are generally marketed by third parties under percentage of proceeds ("POP") contracts. We sell our oil production to a variety of purchasers under contracts with daily, monthly, seasonal, annual or multi-year terms, all at market prices. Purchasers include pipelines, processors, refineries, marketing companies and end users. We normally sell production to a relatively small number of customers, as is customary in the development and production business. Our natural gas and related NGLs are sold primarily to one gas gathering and processing company. Based on where we operate and the availability of other purchasers and markets, we believe that our production can be sold in the market in the event that it is not sold to our existing customers. However, in some circumstances, a change in customers may entail significant transition costs during the transition to a new customer.

During 2016, three customers individually accounted for over 10% of the Company's oil, gas and NGL production revenues. During 2015, four customers individually accounted for over 10% of the Company's oil, gas and NGL production revenues. During 2014, two customers individually accounted for over 10% of the Company's oil, gas and NGL production revenues.

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

The following table sets forth information about material long-term firm natural gas pipeline transportation contracts, which entail a demand charge for reservation of capacity. These contracts were initiated to provide a guaranteed outlet for company marketed production from the West Tavaputs area of the Uinta Basin and the Gibson Gulch area of the Piceance Basin. These transportation contracts were not included in the sales of our Piceance Basin assets in September 2014 (see Note 4 of the Notes to Consolidated Financial Statements for more information related to these divestitures). Both firm transportation contracts require the pipeline to provide transportation capacity and require us to pay transportation charges regardless of the amount of pipeline capacity utilized and expire July 31, 2021. Beginning October 1, 2014, and as a result of our divestitures of the associated gas assets, these transportation costs were excluded from gathering, transportation and processing expense and since that date have instead been included in unused commitments expense in the Consolidated Statements of Operations.

Type of Arrangement	Pipeline System / Location	Deliverable Market	Gross Deliveries (MMBtu/d)	Term
Firm Transport	Questar Overthrust	Rocky Mountains	50,000	08/11 – 07/21
Firm Transport	Ruby Pipeline	West Coast	50,000	08/11 – 07/21

Hedging Activities

Our hedging program is intended to mitigate the risks of volatile prices of oil, natural gas, and NGLs. As of February 14, 2017, we have hedged 2,406,875 barrels of oil and 3,650,000 MMbtu of natural gas or approximately 50% of our expected 2017 production and 864,250 barrels of oil for our 2018 production at price levels that provide some economic certainty to our cash flows. To date six of our 13 lenders (or affiliates of lenders) under our credit facility are also hedging counterparties. We are not required to post collateral for these hedges other than the security for our credit facility. For additional information on our hedging activities, see "Item 7A. Quantitative and Qualitative Disclosures About Market Risk".

Competition

The oil and gas industry is intensely competitive, and we compete with a large number of other companies, some of which have greater resources. See the risk discussed below in “Item 1A. Risk Factor s” under the caption “Competition in the oil and gas industry is intense, which may adversely affect our ability to succeed”.

Title to Properties

As is customary in the oil and gas industry, we initially conduct only a cursory review of the title to our properties on which we do not have proved developed reserves. Prior to the commencement of drilling operations on those properties, we typically conduct a title examination and perform curative work for significant defects. To the extent title opinions or other investigations reflect title defects on those properties, we are typically responsible for curing such defects at our expense. We generally will not commence drilling operations on a property until we have cured any material title defects on such property. We have obtained title opinions on substantially all of our producing properties and believe that we utilize methods consistent with practices customary in the oil and gas industry and that our practices are adequately designed to enable us to acquire satisfactory title to our producing properties. Prior to completing an acquisition of producing oil and gas leases, we perform title reviews on the most significant leases and, depending on the materiality of the properties, we may obtain a title opinion or review previously obtained title opinions. Our oil, natural gas and NGL producing properties are subject to customary royalty and other interests, liens for current taxes, liens under our Amended Credit Facility and other burdens that we believe do not materially interfere with the use of our properties.

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

We believe that we are, and have historically been, in substantial compliance with all applicable environmental laws and regulations. We have made and will continue to make expenditures in our efforts to comply with all environmental regulations and requirements. We consider these a normal, recurring cost of our ongoing operations and not extraordinary. We believe that our compliance with existing requirements has been accounted for and will not have a material adverse impact on our financial condition and results of operations. However, we cannot predict the passage of or quantify the potential impact of any more stringent future laws and regulations. For the year ended December 31, 2016, we did not incur any material capital expenditures for remediation of well sites or production facilities or to retrofit emission control equipment at any of our facilities.

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

Waste Handling. The Resource Conservation and Recovery Act, or RCRA, and comparable state statutes affect oil and gas exploration and production activities by imposing regulations on the generation, transportation, treatment, storage, disposal and cleanup of "hazardous wastes" and on the disposal of non-hazardous wastes. Under the oversight of the Environmental Protection Agency, or EPA, the individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. Federal and state regulatory agencies can impose administrative penalties, civil and criminal judicial actions, as well as other enforcement mechanisms for non-compliance with RCRA or corresponding state programs. RCRA also imposes cleanup liability related to the mismanagement of regulated wastes. Drilling fluids, produced waters and most of the other wastes associated with the exploration, development and production of crude oil, natural gas, or geothermal energy are currently exempt from regulation under the hazardous waste provisions of RCRA, but there is no guarantee that the EPA or the individual states will not adopt more stringent requirements for the handling of non-hazardous wastes or categorize some non-hazardous wastes as hazardous for future regulation. Indeed, legislation has been proposed from time to time in Congress to reverse the exemption. In addition, certain environmental groups have petitioned and sued the EPA to reverse the exemption.

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

Water Discharges. The Federal Water Pollution Control Act, also known as the Clean Water Act, and analogous state laws impose restrictions and strict controls regarding the discharge of pollutants, including produced water, storm water drainage and other oil and gas wastes, into Waters of the United States. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or the state. These laws also prohibit the discharge of dredge and fill material in regulated waters, including jurisdictional wetlands, unless authorized under a permit issued by the U.S. Army Corps of Engineers ("Corps"). Federal and state regulatory agencies can impose administrative penalties, civil and criminal penalties, and take judicial action for non-compliance with discharge permits or other requirements of the federal Clean Water Act and analogous state laws and regulations. The EPA and the Corps finalized a federal rulemaking to revise the jurisdictional definition of "Waters of the United States" in June 2015. The final rule currently is stayed and not effective pending ongoing litigation. The final rule, if and when effective, may expand the definition of "Waters of the United States" to include certain waters, including wetlands and tributaries not currently regulated. This definition would subject certain activities in those waters to permitting under the Clean Water Act, including permitting under Section 404 of the Clean Water Act for various activities, including wetlands development. Obtaining permits has the potential to delay the development of oil and natural gas projects. These same regulatory programs may also limit the total volume of water or fill material that can be discharged, hence limiting the rate of development.

Air Emissions. The Federal Clean Air Act, and associated state laws and regulations, regulate emissions of various air pollutants through the issuance of permits, emission reporting, and the imposition of emission control requirements. Most of our facilities are now required to obtain permits before work can begin, and existing facilities are often required to incur additional capital costs in order to maintain compliance with laws and regulations. In 2012, the EPA issued new New Source Performance Standards (NSPS) and National Emission Standards for Hazardous Air Pollutants (NESHAP) specific to the oil and gas industry, including air standards for natural gas wells that are hydraulically fractured, and issued several amendments to the NSPS rules in 2013 and 2014, respectively. In addition, the EPA has deemed carbon dioxide ("CO2") and other greenhouse gases, including methane, to be a danger to public health, which is leading to regulation of greenhouse gases in a manner similar to other pollutants. For example, the EPA finalized new regulations focused on methane emissions from the oil and gas industry in June 2016. The Bureau of Land Management also finalized similar methane and gas-capture rules for oil and gas operations on federal and tribal leases and certain committed state or private tracts in a federally approved unit or communitized agreement. The EPA already requires reporting of greenhouse gases, such as CO2 and methane, from operations. In February 2014, Colorado expanded its oil and gas air regulations, including the adoption of the first set of fugitive methane emission control regulations in the United States and the EPA and the State of Utah currently are examining additional air quality regulations that might affect our Uinta Basin operations. In addition, the EPA has lowered the national ambient air quality standard for ozone pollution, which may require the oil and gas industry to further reduce emissions of volatile organic compounds and nitrogen oxides. Further, Colorado's ozone non-attainment status was bumped-up from "marginal" to "moderate," which triggers significant additional obligations for the State under the Clean Air Act. These state and federal regulations may increase the costs of compliance for some facilities we own or operate, and federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with air permits or other requirements of the Federal Clean Air Act and associated state laws and regulations.

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

Under the direction of Congress, the EPA has undertaken a study of the effect, if any, of hydraulic fracturing on drinking water and groundwater and released its preliminary report in 2015, finding no systematic impact on groundwater resources. In its final report, issued in late 2016, EPA removed the conclusion of no systemic impact from the executive summary of the report, although it cited no new evidence to the contrary. In April 2015, EPA has also published proposed pre-treatment standards under the Clean Water Act for wastewater discharges from shale hydraulic fracturing operations. Congress may consider legislation to amend the Federal Safe Drinking Water Act or the Toxic Substances Control Act to require the disclosure of chemicals used by the oil and gas industry in the hydraulic fracturing process. Certain states, including Colorado, Utah and Wyoming, have already issued such disclosure rules. Several environmental groups have also petitioned the EPA to extend release reporting requirements under the Emergency Planning Community Right-to-Know Act to the oil and gas extraction industry and in 2015, EPA granted, in part, one of these petitions to add the oil and gas extraction industry to the list of industries required to report releases of certain "toxic chemicals" under the Toxic Release Inventory ("TRI"). On January 6, 2017, EPA issued a proposed rule to include natural gas processing facilities within the TRI program. In addition, the Department of the Interior finalized expanded or new regulations concerning the use of hydraulic fracturing on lands under its jurisdiction, which includes some of the lands on which we conduct or plan to conduct operations. These regulations have been stayed pending ongoing litigation. In Colorado, certain local jurisdictions imposed moratoria or bans on hydraulic fracturing, all of which have been invalidated, including on appeal to the Colorado Supreme Court. In 2016, citizen initiatives to empower local governments to regulate or prohibit oil and gas development, and to impose a 2,500’ statewide setback from occupied buildings and a variety of water ways and other natural resource areas failed to attract enough signatures to be certified for the ballot. On the other hand, another ballot initiative, supported by the industry and business community, as well as a number of elected officials made the ballot and was approved by the electorate. This “Raise the Bar” initiative will make it much more difficult to qualify ballot initiatives to amend the state constitution, or to enact such measures into law. Nonetheless, disputes at the local level regarding high-intensity oil and gas development in proximity to residential areas have not subsided and local ordinances or state legislation may be proposed that could result in additional restrictions on oil and gas development in some areas of Colorado. The Company participates in industry organizations mobilized to combat such measures, including by litigation where necessary.

Climate Change. In June 2014, the U.S. Supreme Court upheld a portion of the EPA's greenhouse gas regulatory program for certain major sources in the Utility Air Regulatory Group v. EPA case. The EPA has finalized significant new rules to curb carbon emissions from power plants and other industrial activities, known as the Clean Power Plan, which in February 2016 was stayed by the U.S. Supreme Court. In addition, certain environmental groups are agitating for scaling back, or eliminating, fossil fuel extraction and use, including efforts to convince policy-makers that the majority of known oil and gas reserves must never leave the ground. These groups are mobilizing around a movement for global divestment from fossil fuel companies, which, if effective, could affect the market for our securities. Recently, the University of Colorado and the University of Denver have rejected proposed divestment measures. In addition, in December 2015 the United States reached agreement during the United Nations climate change conference in Paris to make a 26-28% reduction in its greenhouse gas emissions by 2025 against a 2005 baseline. Potential future laws, regulations or even litigation addressing greenhouse gas emissions could impact our business by limiting emissions of methane, restricting the flaring or venting of natural gas, or by reducing demand for oil or natural gas.

Homeland Security. Legislation continues to be introduced in Congress, and development of regulations continues in the Department of Homeland Security and other agencies, concerning the security of industrial facilities, including oil and natural gas facilities. Our operations may be subject to such laws and regulations. Cybersecurity has been a topic of increased focus, and we implemented several cybersecurity measures, including an emergency response plan in 2016. Presently, it is not possible to accurately estimate the costs we could incur to comply with other security laws or regulations, but such expenditures could be substantial.

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

Natural Gas Sales and Transportation. Historically, federal legislation and regulatory controls have affected the price of the natural gas we produce and the manner in which we market our production. The Federal Energy Regulatory Commission ("FERC"), has jurisdiction over the transportation and sale or resale of natural gas in interstate commerce by natural gas companies under the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978. Since 1978, various federal laws have been enacted that have resulted in the complete removal of all price and non-price controls for "first sales" of domestic natural gas, which include all of our sales of our own production.

The Energy Policy Act of 2005 (the “EPAct 2005”) was signed into law in August 2005. The EPAct 2005 amends the Natural Gas Act to make it unlawful for “any entity”, including otherwise non-jurisdictional producers, to use any deceptive or manipulative device or contrivance in connection with the purchase or sale of natural gas or the purchase or sale of transportation services subject to regulation by FERC, in contravention of rules prescribed by FERC. The EPAct 2005 also gives FERC authority to impose civil penalties for violations of the Natural Gas Act or Natural Gas Policy Act up to $1 million per day per violation. The new anti-manipulation rule does not apply to activities that relate only to intrastate or other non-jurisdictional sales, gathering or production, but does apply to activities of otherwise non-jurisdictional entities to the extent the activities are conducted “in connection with” natural gas sales, purchases or transportation subject to FERC jurisdiction, thus reflecting a significant expansion of FERC’s enforcement authority.

FERC also regulates interstate natural gas transportation rates and service conditions pursuant to the Interstate Commerce Act ("ICA"), which affects the marketing of natural gas that we produce, as well as the revenues we receive for sales of our natural gas. Commencing in 1985, FERC promulgated a series of orders, regulations and rule makings that significantly fostered competition in the business of transporting and marketing gas. Today, interstate pipeline companies are required to provide nondiscriminatory, non-preferential transportation services to producers, marketers and other shippers, regardless of whether such shippers are affiliated with an interstate pipeline company, and pursuant to the ICA and its implementing regulations are required to file the tariff rates and other terms and conditions of such services with FERC. FERC's initiatives have led to the development of a competitive, unregulated, open access market for gas purchases and sales that permits all purchasers of gas to buy gas directly from third-party sellers other than pipelines. However, the natural gas industry historically has been very heavily regulated; therefore, we cannot guarantee that the less stringent regulatory approach pursued by FERC and Congress over the past few decades will continue indefinitely into the future, nor can we determine what effect, if any, future regulatory changes may have on our natural gas-related activities.

Operations on Native American Reservations. In 2016, we divested a majority of our Utah assets located on tribal lands. Certain of our remaining assets are subject to EPA air quality regulations applied to “Indian Country” generally, and such regulations may result in permitting delays and additional expenditures on emission controls.

Employees

As of February 14, 2017, we had 111 employees of whom 76 work in our Denver office and 35 work in our field offices. We also contract for the services of independent consultants involved in land, regulatory, accounting, financial and other disciplines as needed. None of our employees are represented by labor unions or covered by any collective bargaining agreement. We believe that our relations with our employees are good.

Offices

As of December 31, 2016, we leased approximately 81,833 square feet of office space in Denver, Colorado at 1099 18th Street, where our principal offices are located. The lease for our Denver office expires in March 2019. We also own field offices in Roosevelt, Utah and Greeley, Colorado. We believe that our facilities are adequate for our current operations and that we can obtain additional leased space if needed.

Annual CEO Certification

As required by New York Stock Exchange rules, on May 23, 2016, we submitted an annual certification signed by our Chief Executive Officer certifying that he was not aware of any violation by us of New York Stock Exchange corporate governance listing standards as of the date of the certification.

Item 1A. Risk Factors.

Our business involves a high degree of risk. If any of the following risks, or any risk described elsewhere in this Form 10-K, actually occurs, our business, financial condition or results of operations could suffer. The risks described below are not the only risks facing the Company. Additional risks not presently known to us or that we currently consider immaterial also may adversely affect our Company.

Risks Related to the Oil and Natural Gas Industry and Our Business

Oil and gas prices are volatile and can significantly affect our financial results and estimated proved oil and gas reserves.

Our revenue, profitability and cash flow depend upon the prices for oil, natural gas and NGLs. The markets for these commodities are very volatile, based on supply and demand, and even relatively modest drops in prices can significantly affect our financial results and impede our growth. Changes in oil, natural gas and NGL prices have a significant impact on the value of our reserves and on our cash flow. Prices for oil, natural gas and NGLs may fluctuate widely in response to relatively minor changes in the supply of and demand for oil and gas, market uncertainty and a variety of additional factors that are beyond our control, such as:

•	the global demand for oil, natural gas and NGLs;

•	domestic and foreign governmental regulations;

•	variations between product prices at sales points and applicable index prices;

•	political and economic conditions in oil producing countries, including the Middle East and South America;

•	the ability and willingness of members of the Organization of Petroleum Exporting Countries ("OPEC") to agree to and maintain oil price and production controls;

•	weather conditions;

•	technological advances affecting energy consumption;

•	national and global economic conditions;

•	proximity and capacity of oil and gas pipelines, refineries and other transportation and processing facilities;

•	the price and availability of alternative fuels; and

•	the strength of the U.S. dollar compared to other currencies.

Lower oil, natural gas and NGL prices may not only decrease our revenues on a per unit basis, but also may reduce the amount of oil, natural gas and NGLs that we can produce economically and the estimated value of future cash flows from our reserves. This may result in our having to make substantial downward adjustments to the estimated quantity and value of our proved reserves. If this occurs or if our estimates of development costs increase, production data factors change or our exploration or development results deteriorate, successful efforts accounting rules may require us to write down or impair, as a non-cash charge to earnings, the carrying value of our oil and natural gas properties. We are required to perform impairment tests on our assets whenever events or changes in circumstances lead to a reduction of the estimated useful life or estimated future cash flows that would indicate that the carrying amount may not be recoverable or whenever management's plans change with respect to those assets. We recorded impairment charges of $572.4 million in the year ended December 31, 2015 on our proved and unproved oil and gas properties, and may record similar charges in the future.

Oil prices declined significantly in 2014 and 2015 and remained depressed during 2016. In response, we suspended drilling activities in March 2016. Drilling was resumed in August 2016. In late 2016, leading up to and following an OPEC agreement to restrict production, oil prices began to recover. Natural gas and NGL prices have also fallen significantly since mid-2014. These decreases have increased the volatility and amplitude of the other risks facing us as described in this report and have impacted our business and financial condition. If oil prices decrease from current levels, our planned drilling projects may become uneconomic, which could affect future drilling plans and growth rates. Low commodity prices impact our revenue, which we partially mitigate with our hedging program. Continued low commodity prices make it more challenging to hedge production at higher price levels. For example, the weighted average fixed price for our oil hedge contracts scheduled to settle in 2017 is $58.59 compared to $76.88 in 2016.

Our drilling efforts and our well operations may not be profitable or achieve our targeted returns.

Drilling for oil, natural gas and NGLs may involve unprofitable efforts from wells that are productive but do not produce sufficient commercial quantities to cover the drilling, operating and other costs. In addition, even a commercial well may have production that is less, or costs that are greater, than we projected. The cost of drilling, completing and operating a well is often uncertain, and many factors can adversely affect the economics of a well or property. Drilling operations may be curtailed, delayed or canceled as a result of unexpected drilling conditions, equipment failures or accidents, shortages of equipment or personnel, environmental issues and for other reasons. We rely to a significant extent on seismic data and other advanced technologies in identifying unproved property prospects. The seismic data and other technologies we use do not allow us to know conclusively, prior to acquisition of unproved property or drilling a well, whether oil, natural gas or NGLs are present or may be produced economically. The use of seismic data and other technologies also requires greater pre-drilling expenditures than traditional drilling strategies. Drilling results in some of our plays may be more uncertain than in other plays that are more mature and have longer established drilling and production histories, and we can provide no assurance that drilling and completion techniques that have proven to be successful in other formations to maximize recoveries will be ultimately successful when used in our prospects. As a result, we may incur future dry hole costs and or impairment charges due to any of these factors.

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

Market conditions or the unavailability of satisfactory oil and natural gas transportation arrangements may hinder our access to oil and natural gas markets or delay our production. The availability of a ready market for our oil, natural gas and NGL production depends on a number of factors, including the demand for and supply of oil and natural gas and the proximity of our reserves to pipelines and terminal facilities. Our ability to market our production depends in substantial part on the availability and capacity of gathering systems, pipelines, processing facilities and refineries owned and operated by third parties. Our Uinta oil production has a high paraffin content which limits the number of refiners able to purchase it as feedstock. We may be required to shut in wells for a lack of a market or because of inadequacy or unavailability of natural gas pipeline, gathering system capacity or processing facilities. If that were to occur, we would be unable to realize revenue from those wells until production arrangements were made to deliver the production to market.

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

If our revenues or the borrowing base under our Amended Credit Facility decreases as a result of lower oil, natural gas and NGLs prices, operating difficulties, declines in reserves or for any other reason, we may have limited ability to obtain the capital necessary to sustain our operations at current or planned levels. We may, from time to time, need to seek additional financing. Our Amended Credit Facility and senior note indentures place certain restrictions on our ability to obtain new financing. There can be no assurance as to the availability or terms of any additional financing. Recent commodity price decreases have made it substantially more difficult for us and other industry participants to raise capital, and will likely have an adverse effect on our borrowing base.

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

The oil and gas industry is intensely competitive, and we compete with other companies that have greater resources. Many of these companies not only explore for, develop and produce oil, natural gas and NGLs, but also carry on midstream and refining operations and market petroleum and other products on a regional, national or worldwide basis. These companies are able to pay more for producing oil, natural gas and NGLs properties and exploration and development prospects or define, evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit. In addition, these companies have a greater ability to continue exploration activities during periods of low oil, natural gas and NGLs market prices. Our larger or integrated competitors are better able than we are to absorb the burden of existing and any changes to federal, state, local and Native American tribal laws and regulations, which could adversely affect our competitive position. Our ability to acquire additional properties and to discover reserves in the future will depend on our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. In addition, because we have fewer financial resources than many companies in our industry, we may be at a disadvantage in bidding for producing properties and exploration and development prospects.

The willingness and ability of our lenders to fund their lending obligations under our revolving Amended Credit Facility may be limited, which would affect our ability to fund our operations.

Our Amended Credit Facility has commitments from 13 lenders. If credit markets become turbulent as a result of an economic downturn, delayed economic recovery, lower commodity prices or other factors, our lenders may become more restrictive in their lending practices or may be unwilling or unable to fund their commitments, which would limit our access to capital to fund our capital expenditures, operations or meet other obligations. This would limit our ability to generate revenues as well as limit our projected production and reserves growth, leading to declining production and potentially losses.

A U.S. and global economic downturn could have a material adverse effect on our business and operations.

Any or all of the following may occur if, as a result of a crisis in the global financial and securities markets, a deterioration in national or global growth prospects or other factors, an economic downturn occurs:

•
The economic slowdown could lead to lower demand for oil and natural gas by individuals and industries, which in turn could result in lower prices for the oil and natural gas sold by us, lower revenues and possibly losses. Significant recent commodity price declines have been caused in part by concerns about future global economic growth. This factor has at times been exacerbated by increases in oil and gas supply resulting from increases in U.S. oil and gas production.

•
The lenders under our Amended Credit Facility may become more restrictive in their lending practices or unable or unwilling to fund their commitments, which would limit our access to capital to fund our capital expenditures and operations. This would limit our ability to generate revenues as well as limit our projected production and reserves growth, leading to declining production and possibly losses.

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

At December 31, 2016, approximately 34% of our estimated proved reserves (by volume) were undeveloped. These reserve estimates reflected our plans to make significant capital expenditures to convert our PUDs into proved developed reserves, including approximately $170.0 million during the five years ending December 31, 2021. The estimated development costs may not be accurate, development may not occur as scheduled and results may not be as estimated. If we choose not to develop PUDs, or if we are not otherwise able to successfully develop them, we will be required to remove the associated volumes from our reported proved reserves. In addition, under the SEC's reserve reporting rules, PUDs generally may be booked only if they relate to wells scheduled to be drilled within five years of the date of booking, and we may therefore be required to downgrade to probable or possible any PUDs that are not developed within this five-year time frame.

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

Our counterparties are financial institutions that are lenders under our Amended Credit Facility or affiliates of such lenders. The risk that a counterparty may default on its obligations was heightened by the financial sector crisis of 2008-2009, and losses incurred by many banks and other financial institutions, including some of our counterparties or their affiliates. These losses may affect the ability of the counterparties to meet their obligations to us on hedge transactions, which would reduce our revenues from hedges at a time when we are also receiving a lower price for our production revenues, thus triggering the hedge payments. As a result, our financial condition could be materially adversely affected.

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

Substantially all of our accounts receivable result from oil, natural gas and NGLs sales or joint interest billings to third parties in the energy industry. This concentration of customers and joint interest owners may impact our overall credit risk in that these entities may be similarly affected by changes in economic and other conditions. In addition, our oil, natural gas and NGLs hedging arrangements expose us to credit risk in the event of nonperformance by counterparties. An economic downturn and/or an extended period of low commodity prices would increase these risks.

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

As an oil and natural gas producer, we face various security threats, including cyber-security threats to gain unauthorized access to sensitive information, acquire cash or other assets through theft or fraud or render data or systems unusable, threats to the safety of our employees, threats to the security of our facilities and infrastructure or third party facilities and infrastructure, such as processing plants and pipelines, and threats from terrorist acts. Cyber-security attacks in particular are evolving and include but are not limited to, malicious software, attempts to gain unauthorized access to data, and other electronic security breaches that could lead to disruptions in critical systems, unauthorized release of confidential or otherwise protected information, corruption of data or misappropriation of assets. There can be no assurance that the procedures and controls we use to monitor and mitigate these risks will be sufficient in preventing security threats from materializing. If any of these events were to materialize, they could lead to losses of sensitive information, assets, critical infrastructure, personnel or capabilities essential to our operations and could have a material adverse effect on our reputation, financial position, results of operations, or cash flows.

Land owner demands arising as a result of a recent decision of the Wyoming Supreme Court could have adverse effects on our business.

In December 2015, the Wyoming Supreme Court issued its "Pennaco" decision, the essence of which is that parties to a contract, such as a surface use agreement, remain liable for the obligations under that agreement - even when the agreement and the underlying assets have been sold and assigned to a third party - unless the agreement contains express language releasing and discharging the original party upon such subsequent assignment.

Landowners across Wyoming are making Pennaco claims against companies that sold assets to other oil and gas companies that are now in default. To date, our exposure relates to coalbed methane ("CBM") leases and wells that we sold to entities which are now essentially defunct, if not in actual bankruptcy proceedings. These operators have defaulted on several annual surface use payments, as well as leaving more than 150 CBM wells acquired from us in non-producing (shut-in) status. We have been contacted by several large ranches or their attorneys demanding payment of amounts in arrears, and that we conduct the plugging of the wells and land reclamation. Each case entails determining what contractual obligations are imposed by the applicable surface use agreement, taking into account state and federal plugging and reclamation requirements.

We obtained orders from the Wyoming Oil & Gas Conservation Commission ("WOGCC") requiring certain of the defaulting operators to "show cause" as to why the WOGCC should not authorize us to take over the wells in order to conduct plugging and reclamation operations. In response to these orders, we have reached contractual agreements that provide us with the authority to plug and abandon any or all of the wells at issue. We are exploring a number of options including investigating third party interest in acquiring the wells, assumption of obligations related to the shallow CBM wells by operators holding "deep rights" under the leases, and negotiated settlement and release agreements with the ranches. It should also be noted that the WOGCC holds substantial plugging bonds posted by the defaulting operators. The Company is under no regulatory compulsion to plug these wells at this time.

At this time, we do not believe that resolving this matter will have a material financial impact. We believe that, if necessary, the currently identified roster of shut-in wells can be plugged and reclaimed at cost of approximately $15,000 per well. There is no assurance, however, that this issue will not expand to wells sold to other purchasers of Wyoming assets previously owned by the Company.

Possible future ballot initiatives in Colorado, if approved, could have severely adverse effects on our operations, reserves and financial condition.

As previously disclosed, several statewide ballot initiatives were filed for the 2016 election cycle that sought to restrict or limit oil and natural gas development in Colorado. Proponents attempted to collect the required number of signatures to have two such proposals included on the ballot for the November 2016 election. One would have amended the Colorado constitution to impose a 2,500 foot statewide drilling setback from occupied structures and other sensitive areas. If implemented, this proposal would have had the effect of rendering the vast majority of the surface area of the state ineligible for drilling, including many of our planned future drilling locations. The second would have amended the state constitution to give local governmental authorities the ability to regulate, or to ban, oil and gas development activities within their boundaries notwithstanding state rules to the contrary. If implemented, this proposal could have caused us to be subject to onerous, and possibly inconsistent, regulations that vary from jurisdiction to jurisdiction, or to outright bans on our activities in the state. The Colorado Secretary of State determined that proponents of these proposals did not submit a sufficient number of valid signatures for the proposals to be included on the November 2016 ballot. However, similar proposals, or other proposals limiting oil and natural gas development activities, could be made in the future, although qualifying such initiatives to amend the state constitution is now much more difficult. Because substantially all of our operations and reserves are located in Colorado, the passage and implementation of any such proposal could have a materially adverse effect on our operations, reserves, financial condition and business generally.

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

Risks Related to our Senior Notes, Convertible Notes, Lease Financing Obligations and Amended Credit Facility

We may not be able to generate enough cash flow to meet our debt obligations, including our obligations and commitments under our senior notes and our Amended Credit Facility.

We expect our earnings and cash flow could vary significantly from year to year due to the cyclical nature of our industry. As a result, the amount of debt that we can manage in some periods may not be appropriate for us in other periods. In addition, our future cash flow may be insufficient to meet our debt obligations and commitments, including our 7.625% Senior Notes due 2019 ("7.625% Senior Notes"), our 7.0% Senior Notes due 2022 ("7.0% Senior Notes"), and our Amended Credit Facility. Any insufficiency could negatively impact our business. A range of economic, competitive, business, and industry factors will affect our future financial performance, and, as a result, our ability to generate cash flow from operations and to repay our debt. Many of these factors, such as oil and gas prices, economic and financial conditions in our industry and the global economy or competitive initiatives of our competitors, are beyond our control. In particular, these risks have been significantly exacerbated by the sustained decline in commodity prices.

As of December 31, 2016, the total outstanding principal amount of our indebtedness was approximately $718.7 million, and we had approximately $274.0 million in additional borrowing capacity under our Amended Credit Facility, which, if borrowed, would be secured debt effectively senior to the Senior Notes and Convertible Notes to the extent of the value of the collateral securing that indebtedness. The borrowing base is dependent on our proved reserves and was, as of December 31, 2016, $300.0 million based on our July 31, 2016 proved reserves and hedge position. Our borrowing capacity is reduced by a $26.0 million letter of credit. As of December 31, 2016, we had no amounts outstanding under our Amended Credit Facility.

The borrowing base is set at the sole discretion of the lenders. Our next scheduled borrowing base redetermination is scheduled on or about April 1, 2017 based on proved reserves as of December 31, 2016 at updated bank price decks and hedge position. However, in the event of lower capital investment in our properties due to a sustained cycle of low commodity prices, we could see lower quantities of proved developed reserves which would, in combination with lower oil and gas commodity pricing, lead to lower borrowing bases.

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

Our debt could have important consequences. For example, it could:

•	increase our costs of doing business;

•	increase our vulnerability to general adverse economic and industry conditions;

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

We may be prevented from taking advantage of business opportunities that arise because of the limitations that the restrictive covenants under the indentures governing the notes and our Amended Credit Facility impose on us.

The Amended Credit Facility also contains certain financial covenants. We are currently in compliance with all financial covenants and have complied with all financial covenants since issuance. We expect to be in compliance with all financial covenants based on the 2017 budget at current commodity prices. However, if commodity prices significantly decline, EBITDAX will be significantly reduced, which is a critical underpinning of our required financial covenants. If this were to occur, it will make it necessary for us to negotiate an amendment to one or more of these financial covenants.

If we fail to comply with the covenants or other terms of any agreements governing our debt, our lenders and holders of our notes may have the right to accelerate the maturity of that debt and foreclose upon the collateral, if any, securing that debt.

If that occurs, we may not be able to make all of the required payments or borrow sufficient funds to refinance such debt or take other actions to pay the accelerated debt. Even if new financing were available at that time, it may not be on terms that are acceptable to us. A breach of any covenant would also limit the funds available under our Amended Credit Facility. In September 2015, we obtained an amendment to the Amended Credit Facility that replaced our debt-to-EBITDAX covenant in the facility for a limited period of time. Through March 31, 2018, the covenants are secured debt-to-EBITDAX and EBITDAX-to-interest. There can be no assurance that we will be able to obtain similar amendments, or waivers of covenant breaches, in the future if needed.

Risks Related to Tax

We may incur more taxes if certain federal income tax deductions currently available with respect to oil and natural gas exploration and development are eliminated as a result of future legislation or if additional taxes are imposed on us.

Proposals are made from time to time to eliminate certain key U.S. federal income tax deductions and credits currently available to oil and natural gas exploration and production companies. These changes include, but are not limited to:

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

Our utilization of net operating loss and tax credit carryforwards may be limited based on current Internal Revenue Code restrictions

The Company has significant net operating loss ("NOL") carryforwards. Subject to certain limitations and applicable expiration dates, these tax attributes can be carried forward to reduce the Company's federal income tax liability for future periods. Under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), the Company's NOL carryforwards would become subject to the "section 382 limitation" if the Company were to experience an "ownership change." For this purpose, the term "ownership change" refers to an increase in ownership of at least 50% of the Company's shares by certain groups of shareholders during any three-year period, as determined under certain conventions. As of December 31, 2016, the Company believes it has not experienced an ownership change under Section 382.

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

The Company expects to have sufficient income to utilize its alternative minimum tax credit, which may be carried forward indefinitely, subject to section 383 limitations.

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

The range of high and low sales prices for our common stock for the two most recent fiscal years as reported by the New York Stock Exchange was as follows:

	High	Low
2016
First Quarter	$6.48	$2.19
Second Quarter	9.38	5.26
Third Quarter	7.02	4.88
Fourth Quarter	8.24	4.61
2015
First Quarter	$13.36	$7.90
Second Quarter	11.72	7.44
Third Quarter	8.64	2.75
Fourth Quarter	7.04	3.30

On February 14, 2017, the closing sales price for our common stock as reported by the NYSE was $5.96 per share.

Holders. On February 14, 2017, the number of holders of record of our common stock was 102.

Dividends. We have not paid any cash dividends since our inception. Because we anticipate that all earnings will be retained for the development of our business and our debt agreements limit the payment of cash dividends, we do not expect that any cash dividends will be paid on our common stock for the foreseeable future.

Unregistered Sales of Securities. There were no sales of unregistered equity securities during 2016 except pursuant to the Debt Exchange disclosed in our Current Report on Form 8-K filed with the SEC on June 2, 2016.

Issuer Purchases of Equity Securities. The following table contains information about our acquisitions of equity securities during the three months ended December 31, 2016:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
October 1 - 31, 2016	935	$5.17	0	0
November 1 - 30, 2016	808	$6.73	0	0
December 1 - 31, 2016	913	$6.68	0	0
Total	2,656	$6.16	0	0

(1)	Represents shares withheld from employees to satisfy tax withholding obligations in connection with the vesting of shares of restricted common stock issued pursuant to our employee incentive plans.

Stockholder Return Performance Presentation

As required by applicable rules of the SEC, the performance graph shown below was prepared based upon the following assumptions:

1.
$100 was invested in our common stock on December 31, 2011, and $100 was invested in each of the Standard & Poors SmallCap 600 Index-Energy Sector and the Standard & Poors 500 Index at the closing price on December 31, 2011. Due to our common stock being categorized as small cap energy as of September 30, 2014, the industry index of Standard & Poors SmallCap 600-Energy Sector replaced Standard & Poors MidCap 400 Index-Energy Sector.

2.	Dividends are reinvested on the ex-dividend dates.

	December 31, 2011	December 31, 2012	December 31, 2013	December 31, 2014	December 31, 2015	December 31, 2016
BBG	$100	$52	$79	$33	$12	$21
S&P SmallCap 600- Energy	100	100	138	88	46	63
S&P MidCap 400- Energy	100	99	124	92	60	72
S&P 500	100	113	147	164	163	178

Item 6. Selected Financial Data.

The following table presents our selected historical financial data for the years ended December 31, 2016, 2015, 2014, 2013 and 2012. Future results may differ substantially from historical results because of changes in oil and gas prices, production increases or declines, properties acquired or sold and other factors. This information should be read in conjunction with the consolidated financial statements and notes thereto and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" presented elsewhere in this Annual Report on Form 10-K.

Selected Historical Financial Information

The consolidated statement of operations information for the years ended December 31, 2016, 2015 and 2014 and the balance sheet information as of December 31, 2016 and 2015 are derived from our audited consolidated financial statements included elsewhere in this report. The consolidated statement of operations information for the years ended December 31, 2013 and 2012 and the balance sheet information at December 31, 2014, 2013 and 2012 are derived from audited consolidated financial statements that are not included in this report. The information in this table should be read in conjunction with the consolidated financial statements and accompanying notes and other financial data included herein.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except per share data)
Statement of Operations Data:
Operating Revenues:
Oil, gas and NGL production (1)	$178,328	$204,537	$464,137	$565,555	$700,639
Other operating revenues	491	3,355	8,154	2,538	(444)
Total operating revenues	178,819	207,892	472,291	568,093	700,195
Operating Expenses:
Lease operating expense	27,886	42,753	60,308	70,217	72,734
Gathering, transportation and processing expense	2,365	3,482	35,437	67,269	106,548
Production tax expense	10,638	12,197	31,333	27,172	25,513
Exploration expense	83	153	453	337	8,814
Impairment, dry hole costs and abandonment expense	4,249	575,310	46,881	238,398	67,869
(Gain) loss on sale of properties	1,078	1,745	100,407	—	—
Depreciation, depletion and amortization expense	171,641	205,275	235,805	279,775	326,842
Unused commitments	18,272	19,099	4,434	—	—
General and administrative expense (2)	42,169	53,890	53,361	64,902	68,666
Other operating expenses, net	(316)	—	—	—	—
Total operating expenses	278,065	913,904	568,419	748,070	676,986
Operating Income (Loss)	(99,246)	(706,012)	(96,128)	(179,977)	23,209
Other Income and Expense:
Interest and other income	235	565	1,294	1,646	155
Interest expense	(59,373)	(65,305)	(69,623)	(88,507)	(95,506)
Commodity derivative gain (loss)	(20,720)	104,147	197,447	(23,068)	72,759
Gain (loss) on extinguishment of debt	8,726	1,749	—	(21,460)	1,601
Total other income and expense	(71,132)	41,156	129,118	(131,389)	(20,991)
Income (Loss) before Income Taxes	(170,378)	(664,856)	32,990	(311,366)	2,218
(Provision for) Benefit from Income Taxes	—	177,085	(17,909)	118,633	(1,636)
Net Income (Loss)	$(170,378)	$(487,771)	$15,081	$(192,733)	$582
Net Income (Loss) per Common Share:
Basic	$(3.08)	$(10.10)	$0.31	$(4.06)	$0.01
Diluted	$(3.08)	$(10.10)	$0.31	$(4.06)	$0.01
Weighted average common shares outstanding, basic	55,384	48,303	48,011	47,497	47,195
Weighted average common shares outstanding, diluted	55,384	48,303	48,436	47,497	47,354

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Selected Cash Flow and Other Financial Data:
Net income (loss)	$(170,378)	$(487,771)	$15,081	$(192,733)	$582
Depreciation, depletion, impairment and amortization	171,824	777,713	275,988	506,326	364,190
Other non-cash items	124,552	(83,760)	(59,970)	(32,600)	29,281
Change in assets and liabilities	(4,262)	(12,504)	30,618	(15,728)	(5,617)
Net cash provided by operating activities	$121,736	$193,678	$261,717	$265,265	$388,436
Capital expenditures (3)(4)(5)	$98,292	$287,411	$569,312	$474,031	$962,573

(1)
The oil, gas and NGL production revenue decrease reflects the decrease in revenues due to the divestitures outlined in Note 4 to the Consolidated Financial Statements and the decrease in commodity price. In addition, oil, gas and NGL production revenues include the effects of cash flow hedging transactions for the years ended December 31, 2014, 2013 and 2012. We discontinued hedge accounting effective January 1, 2012. All accumulated gains or losses related to the discontinued cash flow hedges were recorded in accumulated other comprehensive income ("AOCI") effective January 1, 2012 and remained in AOCI until the underlying transaction occurred. As the underlying transaction occurred, these gains or losses were reclassified from AOCI into oil and gas production revenues.

(2)
Included in general and administrative expense is long-term cash and equity incentive compensation of $11.9 million, $10.8 million, $11.4 million, $15.8 million and $16.4 million for the years ended December 31, 2016, 2015, 2014, 2013 and 2012, respectively.

(3)
Excludes future reclamation liabilities, net of liabilities sold, of negative $3.7 million, negative $7.5 million, negative $8.6 million, negative $6.6 million and $7.5 million for the years ended December 31, 2016, 2015, 2014, 2013 and 2012, respectively, and includes exploration, dry hole and abandonment costs, which are expensed under successful efforts accounting, of $4.1 million, $3.0 million, $7.2 million, $12.2 million and $39.3 million for the years ended December 31, 2016, 2015, 2014, 2013 and 2012, respectively. Also includes furniture, fixtures and equipment costs of $1.1 million, $1.3 million, $3.7 million, $1.3 million and $6.9 million for the years ended December 31, 2016, 2015, 2014, 2013 and 2012, respectively.

(4)
Not deducted from the amount are $25.1 million, $123.3 million, $555.4 million, $306.3 million and $325.3 million of proceeds received principally from the sale of interests in oil and gas properties during the years ended December 31, 2016, 2015, 2014, 2013 and 2012, respectively.

(5)	Capital expenditures for the year ended December 31, 2014 exclude $79.0 million related to property acquired through property exchanges.

	As of December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$275,841	$128,836	$165,904	$54,595	$79,445
Other current assets	42,611	145,481	260,201	102,652	148,894
Oil and natural gas properties, net of accumulated depreciation, depletion, amortization and impairment	1,055,049	1,160,898	1,730,172	2,184,183	2,584,979
Other property and equipment, net of depreciation	7,100	9,786	13,715	18,313	26,358
Oil and natural gas properties held for sale, net of accumulated depreciation, depletion, amortization and impairment	—	—	9,234	—	—
Other assets (1)	4,740	61,519	54,822	9,537	12,429
Total assets	$1,385,341	$1,506,520	$2,234,048	$2,369,280	$2,852,105
Current liabilities	$85,018	$145,231	$264,687	$192,719	$213,133
Long-term debt, net of debt issuance costs (1)	711,808	794,652	792,786	966,849	1,139,310
Other long-term liabilities	16,972	17,221	147,087	203,994	316,887
Stockholders' equity	571,543	549,416	1,029,488	1,005,718	1,182,775
Total liabilities and stockholders' equity	$1,385,341	$1,506,520	$2,234,048	$2,369,280	$2,852,105

(1)
We adopted ASU 2015-03 and ASU 2015-15 effective January 1, 2016, which required that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction from the carrying amount of that debt liability and as a result, $8.7 million, $10.4 million, $12.2 million and $17.3 million of debt issuance costs related to our long-term debt were reclassified from deferred financing costs and other noncurrent assets to long-term debt in our consolidated balance sheet as of December 31, 2015, 2014, 2013 and 2012, respectively.

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

We were formed in January 2002 and are incorporated in the State of Delaware. In December 2004, we completed our initial public offering. In December 2016, we completed an additional public offering of our common stock, selling 15,525,000 shares at a price of $7.40 per share, par value $0.001 per share. The sale included the full exercise by the underwriters of their option to purchase 2,025,000 shares of common stock. Net proceeds from the sale, after deducting fees and estimated expenses, were approximately $109.8 million.

Oil prices declined significantly in 2014 and 2015 and remained depressed during 2016. Natural gas and NGL prices have experienced decreases of comparable magnitude over the same period. During the last three months of 2016, commodity prices improved slightly and stabilized at a level that could warrant increased activity, however, we expect to be flexible with our 2017 capital budget as we continue to monitor economic conditions.

In 2017, our priority remains ensuring ample liquidity and adjusting our development plans as necessary to this end. In addition, we expect to pursue opportunities to further improve our liquidity position through capital markets or other transactions, such as additional property dispositions, if we believe conditions to be favorable. On October 28, 2016, the borrowing base under our Amended Credit Facility was reduced to $300.0 million based on proved reserves in place at July 31, 2016. Our available borrowings under the re-determined borrowing base of $300.0 million is reduced by $26.0 million to $274.0 million due to an outstanding irrevocable letter of credit related to a firm transportation agreement.

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

Because of our growth through acquisitions and, more recently, development of our properties and sales of properties in 2014 and 2015, our historical results of operations and period-to-period comparisons of these results and certain financial data may not be meaningful. In addition, past results are not indicative of future results.

The following table summarizes the estimated net proved reserves and related Standardized Measure for the years indicated. The Standardized Measure is not intended to represent the current market value of our estimated oil and natural gas reserves.

	Year Ended December 31,
	2016	2015	2014
Estimated net proved reserves (MMBoe)	54.9	83.7	122.3
Standardized measure (1) (in millions)	$329.3	$327.6	$1,169.6

(1)
December 31, 2016 reserves were based on average prices of $42.75 WTI per Bbl of oil, $2.48 Henry Hub per Mcf of natural gas and $19.70 per Bbl of NGLs. December 31, 2015 reserves were based on average prices of $50.28 WTI for oil, $2.59 Henry Hub for natural gas and $20.37 for NGLs. December 31, 2014 reserves were based on average prices of $94.99 WTI for oil, $4.35 Henry Hub for natural gas and $39.65 for NGLs.

The following table summarizes the average sales prices received for oil, natural gas and NGLs, before the effects of hedging contracts, for the years indicated:

	Year Ended December 31,
	2016	2015	2014
Oil (per Bbl)	$38.83	$40.06	$77.92
Natural gas (per Mcf)	1.98	2.23	4.78
NGLs (per Bbl)	13.15	12.16	31.55

The following table summarizes the average sales prices received for oil, natural gas and NGLs, after the effects of hedging contracts, for the years indicated:

	Year Ended December 31,
	2016	2015	2014
Oil (per Bbl)	$62.56	$78.19	$79.51
Natural gas (per Mcf)	2.46	3.75	4.45
NGLs (per Bbl)	13.15	12.16	31.51

Commodity prices are inherently volatile and are influenced by many factors outside of our control. As of February 14, 2017, we have hedged 2,406,875 barrels of oil and 3,650,000 MMbtu of natural gas or approximately 50% of our expected 2017 production and 864,250 barrels of oil for our 2018 production at price levels that provide some economic certainty to our cash flows. We focus our efforts on increasing oil, natural gas and NGLs reserves and production while controlling costs at a level that is appropriate for long-term operations. Our future earnings and cash flows are dependent on our ability to manage our revenues and overall cost structure to a level that allows for profitable production.

On July 14, 2016, we closed on the sale of certain non-core assets in the Uinta Basin. Total gross consideration, after initial closing adjustments, was $33.1 million, including cash proceeds of $28.3 million and $4.8 million related to the relief of asset retirement obligations.

Results of Operations

Year Ended December 31, 2016 Compared with Year Ended December 31, 2015

The following table sets forth selected operating data for the periods indicated:

	Year Ended December 31,		Increase (Decrease)
	2016	2015	Amount	Percent
	($ in thousands, except per unit data)
Operating Results:
Operating Revenues
Oil, gas and NGL production	$178,328	$204,537	$(26,209)	(13)%
Other operating revenues	491	3,355	(2,864)	(85)%
Total operating revenues	$178,819	$207,892	$(29,073)	(14)%
Operating Expenses
Lease operating expense	$27,886	$42,753	$(14,867)	(35)%
Gathering, transportation and processing expense	2,365	3,482	(1,117)	(32)%
Production tax expense	10,638	12,197	(1,559)	(13)%
Exploration expense	83	153	(70)	(46)%
Impairment, dry hole costs and abandonment expense	4,249	575,310	(571,061)	(99)%
(Gain) loss on sale of properties	1,078	1,745	(667)	(38)%
Depreciation, depletion and amortization	171,641	205,275	(33,634)	(16)%
Unused commitments	18,272	19,099	(827)	(4)%
General and administrative expense (1)	42,169	53,890	(11,721)	(22)%
Other operating expenses, net	(316)	—	(316)	*nm
Total operating expenses	$278,065	$913,904	$(635,839)	(70)%
Production Data:
Oil (MBbls)	3,885	4,401	(516)	(12)%
Natural gas (MMcf)	7,170	7,764	(594)	(8)%
NGLs (MBbls)	1,010	898	112	12%
Combined volumes (MBoe)	6,090	6,593	(503)	(8)%
Daily combined volumes (Boe/d)	16,639	18,063	(1,424)	(8)%
Average Realized Prices before Hedging:
Oil (per Bbl)	$38.83	$40.06	$(1.23)	(3)%
Natural gas (per Mcf)	1.98	2.23	(0.25)	(11)%
NGLs (per Bbl)	13.15	12.16	0.99	8%
Combined (per Boe)	29.28	31.02	(1.74)	(6)%
Average Realized Prices with Hedging:
Oil (per Bbl)	$62.56	$78.19	$(15.63)	(20)%
Natural gas (per Mcf)	2.46	3.75	(1.29)	(34)%
NGLs (per Bbl)	13.15	12.16	0.99	8%
Combined (per Boe)	44.98	58.27	(13.29)	(23)%
Average Costs (per Boe):
Lease operating expense	$4.58	$6.48	$(1.90)	(29)%
Gathering, transportation and processing expense	0.39	0.53	(0.14)	(26)%
Production tax expense	1.75	1.85	(0.10)	(5)%
Depreciation, depletion and amortization	28.18	31.14	(2.96)	(10)%
General and administrative expense (1)	6.92	8.17	(1.25)	(15)%

*	Not meaningful.

(1)
Included in general and administrative expense is long-term cash and equity incentive compensation of $11.9 million (or $1.96 per Boe) and $10.8 million (or $1.64 per Boe) for the years ended December 31, 2016 and 2015, respectively.

Production Revenues and Volumes. Production revenues decreased to $178.3 million for the year ended December 31, 2016 from $204.5 million for the year ended December 31, 2015. The decrease in production revenues was due to an 8% decrease in production volumes and a 6% decrease in the average realized prices per Boe before hedging. The decrease in production volumes reduced production revenues by approximately $14.7 million, while the decrease in average prices decreased production revenues by approximately $11.5 million.

Total production volumes of 6.1 MMBoe for the year ended December 31, 2016 decreased from 6.6 MMBoe for the year ended December 31, 2015. The decrease is primarily related to a 43% decrease in production from the Uinta Oil Program due to natural production declines with no significant drilling or recompletion activities to offset these declines as well as the sale of certain non-core Uinta Oil Program assets during the year ended December 31, 2016. The overall production volume decrease was offset by an increase in the DJ Basin production volumes, which were partially offset by non-core asset sales completed during the year ended December 31, 2015. Additional information concerning production is in the following table:

	Year Ended December 31, 2016				Year Ended December 31, 2015				% Increase (Decrease)
	Oil	NGL	Natural Gas	Total	Oil	NGL	Natural Gas	Total	Oil	NGL	Natural Gas	Total
	(MBbls)	(MBbls)	(MMcf)	(MBoe)	(MBbls)	(MBbls)	(MMcf)	(MBoe)	(MBbls)	(MBbls)	(MMcf)	(MBoe)
DJ Basin	3,050	966	6,228	5,054	2,958	815	6,012	4,775	3%	19%	4%	6%
Uinta Oil Program	830	42	900	1,022	1,420	82	1,728	1,790	(42)%	(49)%	(48)%	(43)%
Other	5	2	42	14	23	1	24	28	(78)%	100%	75%	(50)%
Total	3,885	1,010	7,170	6,090	4,401	898	7,764	6,593	(12)%	12%	(8)%	(8)%

Other Operating Revenues. Other operating revenues decreased to $0.5 million for the year ended December 31, 2016 from $3.4 million for the year ended December 31, 2015. Other operating revenues for 2016 consisted of $1.2 million related to gathering and compression fees received from third parties, offset by revised third party gas processing statements, which reduced production revenues associated with sold properties in the Piceance Basin by $0.7 million. The Piceance Basin properties were sold in September 2014.

Other operating revenues for 2015 consisted of a $1.3 million true up related to the sold properties in the West Tavaputs area of the Uinta Basin. The West Tavaputs properties were sold in December 2013. In addition, other operating revenues for 2015 included income of $1.6 million related to gathering and compression fees received from third parties and $0.5 million related to the sale of seismic data.

Lease Operating Expense ("LOE"). LOE decreased to $4.58 per Boe for the year ended December 31, 2016 from $6.48 per Boe for the year ended December 31, 2015. The decrease per Boe for the year ended December 31, 2016 compared with the year ended December 31, 2015 is primarily related to operational efficiencies, a decrease in service industry costs, reduced workover activity in the Uinta Basin and sales of certain non-core assets in the DJ and Uinta Basins, which had higher LOE costs on a per Boe basis.

Production Tax Expense. Total production taxes decreased to $10.6 million for the year ended December 31, 2016 from $12.2 million for the year ended December 31, 2015. Production taxes are primarily based on the wellhead values of production, which exclude gains and losses associated with hedging activities. Production taxes as a percentage of oil, natural gas and NGL sales before hedging adjustments were 6.0% for the years ended December 31, 2016 and 2015.

Production tax rates vary across the different areas in which we operate. As the proportion of our production changes from area to area, our average production tax rate will vary depending on the quantities produced from each area and the production tax rates in effect for those areas.

Impairment, Dry Hole Costs and Abandonment Expense. Our impairment, dry hole costs and abandonment expense for the years ended December 31, 2016 and 2015 is summarized below:

	Year Ended December 31,
	2016	2015
	(in thousands)
Non-cash impairment of proved oil and gas properties	$—	$559,282	(1)
Non-cash impairment of unproved oil and gas properties	183	13,156	(1)
Dry hole costs	97	123
Abandonment expense	3,969	2,749
Total non-cash impairment, dry hole costs and abandonment expense	$4,249	$575,310

(1)
Due to the decline in oil prices, we recognized a non-cash impairment charge associated with the proved and unproved oil and gas properties in the Uinta Oil Program for the year ended December 31, 2015.

We review our proved oil and natural gas properties on a field-by-field basis for impairment on a quarterly basis or whenever events and circumstances indicate that a decline in the recoverability of their carrying value may have occurred. We estimate the expected undiscounted future net cash flows of our oil and gas properties based on our best estimate of development plans, future production, commodity pricing, gathering and transportation deductions, production tax rates, lease operating expenses and future development costs. We compare such undiscounted future net cash flows to the carrying amount of the oil and gas properties to determine if the carrying amount is recoverable. If the undiscounted future net cash flows exceed the carrying amount of the proved oil and gas properties, no impairment is taken. If the carrying value of a property exceeds the undiscounted future net cash flows, we will impair the carrying value to fair value based on an analysis of quantitative and qualitative factors existing as of the balance sheet date. We do not believe that the undiscounted future net cash flows analysis of our proved property represents the applicable market value. The factors used to determine fair value include, but are not limited to, recent sales prices of comparable properties, indications from marketing activities, the present value of future revenues, net of estimated operating and development costs using estimates of reserves, future commodity pricing, future production estimates, anticipated capital expenditures and various discount rates commensurate with the risk and current market conditions associated with realizing the projected cash flows.

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

Our current recoverability test on our existing proved oil and gas properties as of December 31, 2016 uses commodity pricing based on a combination of assumptions, which are closely aligned with the assumptions management uses in its budgeting and forecasting process, including adjustments for geographical location and quality differentials as well as other factors that management believes will impact realized prices. The application of this test as of December 31, 2016 results in a surplus of future estimated undiscounted net cash flows over carrying value of approximately $276.4 million and $50.1 million for the Uinta Oil Program and DJ Basin, respectively. We completed a sensitivity test on the surplus of future estimated undiscounted net cash flows by hypothetically decreasing the oil price by $1.00 per Bbl. Natural gas and NGL pricing were not considered in this sensitivity analysis as the majority of future cash flows from these two Basins are derived from oil revenues. We estimate that the surplus in the Uinta Oil program would decrease by approximately $10.0 million to $15.0 million and the DJ Basin would decrease by approximately $20.0 million to $25.0 million for every $1.00 per Bbl decrease in the oil price assumptions used in the recoverability test. Our current recoverability test does not include undiscounted net cash flows from risked probable and possible reserves. If the recoverability test described above calculated with proved reserves would result in the carrying value exceeding future estimated net cash flows, we would complete the recoverability test with risked probable and possible reserves to determine the appropriate undiscounted net cash flows for the areas described above. If impairment is necessary, we would reduce the carrying value to fair value using proved reserves and risked probable and possible reserves. If future commodity prices assumed in the recoverability test are not realized, we could incur a significant impairment.

(Gain) Loss on Sale of Properties. (Gain) loss on sale of properties decreased to a loss of $1.1 million for the year ended December 31, 2016 from a loss of $1.7 million for the year ended December 31, 2015. The loss on sale of properties for the year ended December 31, 2016 consisted of a $1.9 million loss related to a contingent contractual obligation associated with previously sold properties, offset by post-closing adjustments on previously sold properties. The loss on sale of properties for the year ended December 31, 2015 is primarily related to the loss on the sale of frac tank trailers previously used in completion operations in the amount of $2.4 million, offset by post-closing adjustments associated with previously sold properties.

Depreciation, Depletion and Amortization ("DD&A"). DD&A decreased to $171.6 million for the year ended December 31, 2016 compared with $205.3 million for the year ended December 31, 2015. The decrease of $33.6 million was the result of an 8% decrease in production for the year ended December 31, 2016 compared with the year ended December 31, 2015, as well as a 10% decrease in the DD&A rate. The decrease in production accounted for a $15.6 million decrease in DD&A expense, while the decrease in the DD&A rate accounted for a decrease of $18.0 million in DD&A expense.

Under successful efforts accounting, depletion expense is calculated on a field-by-field basis with a common geological structure using the unit-of-production method. The capital expenditures for proved properties for each field compared to the proved reserves corresponding to each producing field determine a depletion rate for current production. For the year ended December 31, 2016, the relationship of capital expenditures, proved reserves and production from certain producing fields yielded a depletion rate of $28.18 per Boe compared with $31.14 per Boe for the year ended December 31, 2015.

Unused Commitments. Unused commitments were $18.3 million for the year ended December 31, 2016 compared to $19.1 million for the year ended December 31, 2015. During March 2010, we entered into two firm natural gas pipeline transportation contracts to provide a guaranteed outlet for production from the West Tavaputs area of the Uinta Basin and the Gibson Gulch area of the Piceance Basin. These transportation contracts were not included in the sales of these assets in September 2014 (see Note 4 of the Notes to Consolidated Financial Statements for more information related to these divestitures). Both firm transportation contracts require the pipeline to provide transportation capacity and require us to pay transportation charges regardless of the amount of pipeline capacity utilized. These transportation contracts expire July 31, 2021 and have a remaining obligation of $85.6 million. Beginning October 1, 2014, and as a result of the previous divestitures of the associated gas assets, these transportation costs were excluded from gathering, transportation and processing expense and included in unused commitments expense in the Consolidated Statements of Operations.

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

General and Administrative Expense. General and administrative expense decreased to $42.2 million for the year ended December 31, 2016 from $53.9 million for the year ended December 31, 2015 primarily due to a decrease in employee compensation and benefits.

Included in general and administrative expense is long-term cash and equity incentive compensation of $11.9 million and $10.8 million for the years ended December 31, 2016 and 2015, respectively. The components of long-term cash and equity incentive compensation for each of the years ended December 31, 2016 and 2015 are shown in the following table:

	Year Ended December 31,
	2016	2015
	(in thousands)
Stock options and nonvested common stock	$8,573	$9,025
Shares issued for 401(k) plan (1)	—	273
Nonvested common stock units	883	1,115
Performance cash units (2)	2,485	427
Total	$11,941	$10,840

(1)	Beginning in the second quarter of 2015, the employer matching contribution to the employees 401(k) account was paid entirely in cash.

(2)	The performance cash units will be settled in cash for the performance metrics that are met.

Interest Expense. Interest expense decreased to $59.4 million for the year ended December 31, 2016 from $65.3 million for the year ended December 31, 2015. The decrease for the year ended December 31, 2016 was primarily due to the debt exchange for common stock to reduce our average debt balance. See Note 10 for additional information. Our weighted average interest rate for the year ended December 31, 2016 was 7.9% compared with 8.1% for the year ended December 31, 2015.

Commodity Derivative Gain (Loss). Commodity derivative gain (loss) was a loss of $20.7 million for the year ended December 31, 2016 compared to a gain of $104.1 million for the year ended December 31, 2015. The change to a loss for the year ended December 31, 2016 from a gain for the year ended December 31, 2015 is related to fluctuations of oil and natural gas future pricing compared to actual pricing of commodity hedges in place as of December 31, 2016 and December 31, 2015.

The table below summarizes our commodity derivative gains and losses that were recognized in the periods presented:

	Year Ended December 31,
	2016	2015
	(in thousands)
Realized gain (loss) on derivatives	$95,598	$179,652
Prior year unrealized (gain) loss transferred to realized (gain) loss	(99,809)	(145,226)
Unrealized gain (loss) on derivatives	(16,509)	69,721
Total commodity derivative gain (loss)	$(20,720)	$104,147

In 2016, approximately 71% of our oil volumes and 24% of our natural gas volumes were covered by financial hedges, which resulted in increases in oil revenues of $92.2 million and natural gas revenues of $3.4 million after settlements for all commodity derivatives. In 2015, approximately 91% of our oil volumes and 88% of our natural gas volumes were covered by financial hedges, which resulted in increases in oil revenues of $167.8 million and natural gas revenues of $11.8 million after settlements for all commodity derivatives.

Income Tax (Expense) Benefit. For the year ended December 31, 2016, we continue to record a full valuation allowance against our deferred tax assets, reducing our effective tax rate to zero. For the year ended December 31, 2015, the income tax benefit was $177.1 million and we had a valuation allowance of $(75.0) million, resulting in an effective tax rate of 26.6%. In regard to the valuation allowance recorded against our deferred tax asset balance, we considered all available evidence in assessing the need for a valuation allowance. Such evidence includes the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment, and judgment is required in considering the relative weight of negative and positive evidence. We continue to monitor facts and circumstances in the reassessment of the likelihood that operating loss carryforwards, credits and other deferred tax assets will be utilized prior to their expiration. Additionally, for both the 2016 and 2015 periods, our effective tax rate differs from the federal statutory rate as a result of recording permanent differences for stock-based compensation expense, lobbying and political contributions, and officer compensation as well as the effect of state income taxes.

Year Ended December 31, 2015 Compared with Year Ended December 31, 2014

The following table sets forth selected operating data for the periods indicated:

	Year Ended December 31,		Increase (Decrease)
	2015	2014	Amount	Percent
	($ in thousands, except per unit data)
Operating Results:
Operating Revenues
Oil, gas and NGL production (1)	$204,537	$464,137	$(259,600)	(56)%
Other operating revenues	3,355	8,154	(4,799)	(59)%
Total operating revenues	$207,892	$472,291	$(264,399)	(56)%
Operating Expenses
Lease operating expense	$42,753	$60,308	$(17,555)	(29)%
Gathering, transportation and processing expense (2)	3,482	35,437	(31,955)	*nm
Production tax expense	12,197	31,333	(19,136)	(61)%
Exploration expense	153	453	(300)	(66)%
Impairment, dry hole costs and abandonment expense	575,310	46,881	528,429	*nm
(Gain) loss on sale of properties	1,745	100,407	(98,662)	(98)%
Depreciation, depletion and amortization	205,275	235,805	(30,530)	(13)%
Unused commitments (2)	19,099	4,434	14,665	*nm
General and administrative expense (3)	53,890	53,361	529	1%
Total operating expenses	$913,904	$568,419	$345,485	61%
Production Data:
Oil (MBbls)	4,401	4,012	389	10%
Natural gas (MMcf)	7,764	21,744	(13,980)	(64)%
NGLs (MBbls)	898	1,476	(578)	(39)%
Combined volumes (MBoe)	6,593	9,112	(2,519)	(28)%
Daily combined volumes (Boe/d)	18,063	24,964	(6,901)	(28)%
Average Realized Prices before Hedging:
Oil (per Bbl)	$40.06	$77.92	$(37.86)	(49)%
Natural gas (per Mcf)	2.23	4.78	(2.55)	(53)%
NGLs (per Bbl)	12.16	31.55	(19.39)	(61)%
Combined (per Boe)	31.02	50.82	(19.80)	(39)%
Average Realized Prices with Hedging:
Oil (per Bbl)	$78.19	$79.51	$(1.32)	(2)%
Natural gas (per Mcf)	3.75	4.45	(0.70)	(16)%
NGLs (per Bbl)	12.16	31.51	(19.35)	(61)%
Combined (per Boe)	58.27	50.73	7.54	15%
Average Costs (per Boe):
Lease operating expense	$6.48	$6.62	$(0.14)	(2)%
Gathering, transportation and processing expense (2)	0.53	3.89	(3.36)	(86)%
Production tax expense	1.85	3.44	(1.59)	(46)%
Depreciation, depletion and amortization	31.14	25.88	5.26	20%
General and administrative expense (3)	8.17	5.86	2.31	39%

*	Not meaningful.

(1)	See the below production revenues and volumes for additional information related to revenue and production.

(2)
During March 2010, we entered into two firm natural gas pipeline transportation contracts to provide a guaranteed outlet for production from the West Tavaputs area of the Uinta Basin and the Gibson Gulch area of the Piceance Basin. These transportation contracts were not included in the sales of these assets in September 2014 (see Note 4 of the Notes to Consolidated Financial Statements for more information related to these divestitures). Both firm transportation contracts require the pipeline to provide transportation capacity and require us to pay transportation charges regardless of the amount of pipeline capacity utilized and expire July 31, 2021. Beginning October 1, 2014, and as a result of the previous divestitures of the associated gas assets, these transportation costs were excluded from gathering, transportation and processing expense and included in unused commitments expense in the Consolidated Statements of Operations.

(3)
Included in general and administrative expense is long-term cash and equity incentive compensation of $10.8 million (or $1.64 per Boe) and $11.4 million (or $1.25 per Boe) for the years ended December 31, 2015 and 2014, respectively.

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

Total production volumes of 6.6 MMBoe for the year ended December 31, 2015 decreased from 9.1 MMBoe for the year ended December 31, 2014. The decrease is primarily related to the sale of our assets in the Piceance Basin (the "Piceance Divestiture") and the sale or exchange of the majority of our Powder River Basin assets ("the Powder River Oil Divestitures"), along with a 23% decrease in production from the Uinta Oil Program due to natural production declines with no significant drilling or recompletion activities to offset these declines. The decrease in production was partially offset by a 70% overall increase in DJ Basin production. Additional information concerning production is in the following table:

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

(1)
Due to the decline in oil prices, we recognized a non-cash impairment charge associated with the proved and unproved oil and gas properties in the Uinta Oil Program for the year ended December 31, 2015.

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

(Gain) Loss on Sale of Properties. (Gain) loss on sale of properties decreased to a loss of $1.7 million for the year ended December 31, 2015 from a loss of $100.4 million for the year ended December 31, 2014. (Gain) loss on sale of properties for the year ended December 31, 2015 was primarily related to the loss on the sale of frac tank trailers previously used in completion operations in the amount of $2.4 million, offset by net gains related to purchase price adjustments for the Piceance Divestiture and Powder River Oil Divestiture. (Gain) loss on sale of properties for the year ended December 31, 2014 consisted of a $79.5 million loss related to the Piceance Divestiture and a $24.5 million loss related to the Powder River Oil Divestiture, offset by $3.6 million in net gains realized from the sale of other properties. See Note 4 to the Consolidated Financial Statements for more information related to these divestitures.

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

Under successful efforts accounting, depletion expense is calculated on a field-by-field basis with a common geological structure using the unit-of-production method. The capital expenditures for proved properties for each field compared to the proved reserves corresponding to each producing field determine a depletion rate for current production. For the year ended December 31, 2015, the relationship of capital expenditures, proved reserves and production from certain producing fields yielded a depletion rate of $31.14 per Boe compared with $25.88 per Boe for the year ended December 31, 2014. The increase in the DD&A rate during the year ended December 31, 2015 was due to an increase in oil development, which has higher capital costs per Boe compared to natural gas development, and to the 2014 sale of natural gas properties in the Piceance Divestiture which had lower capital costs per Boe compared to oil development. Due to the continued decline in oil prices, we recognized a non-cash impairment charge associated with proved oil and gas properties in the Uinta Oil Program for the year ended December 31, 2015.

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

General and Administrative Expense. General and administrative expense increased to $53.9 million for the year ended December 31, 2015 from $53.4 million for the year ended December 31, 2014. The increase of $0.5 million was the result of an increase in employee benefit costs for the year ended December 31, 2015 compared to the year ended December 31, 2014. On a per Boe basis, general and administrative expense increased to $8.17 in 2015 from $5.86 in 2014, primarily related to the 28% decrease in production from 2015 compared with 2014.

Included in general and administrative expense is long-term cash and equity incentive compensation of $10.8 million and $11.4 million for the years ended December 31, 2015 and 2014, respectively. The components of long-term cash and equity incentive compensation for each of the years ended December 31, 2015 and 2014 are shown in the following table:

	Year Ended December 31,
	2015	2014
	(in thousands)
Stock options and nonvested common stock	$9,025	$9,715
Shares issued for 401(k) plan (1)	273	600
Nonvested common stock units	1,115	1,065
Performance cash units (2)	427	—
Total	$10,840	$11,380

(1)	Beginning in the second quarter of 2015, the employer matching contribution to the employees 401(k) account was paid entirely in cash.

(2)	The performance cash units will be settled in cash for the performance metrics that are met. No cash performance units were granted during 2014.

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

Income Tax (Expense) Benefit. Income tax benefit totaled $177.1 million for the year ended December 31, 2015 compared with an income tax expense of $17.9 million for the year ended December 31, 2014, resulting in effective tax rates of 26.6% and 54.3%, respectively. For the year ended December 31, 2015, the significant increase in the tax benefit was a result of recognizing a $572.4 million non-cash impairment charge against our Uinta Oil Program's proved and unproved oil and gas properties, increasing our projected 2015 pretax loss. Our increased projected 2015 pretax loss put us in a net deferred tax asset position, before any valuation allowance, at December 31, 2015. In regard to our net deferred tax asset position, we considered all available evidence in assessing the need for a valuation allowance against the deferred tax asset. We recorded a $75.0 million valuation allowance for the year ended December 31, 2015. The valuation allowance decreased our effective tax rate by 11.3% for the year ended December 31, 2015. Additionally for both the 2015 and 2014 periods, our effective tax rate differed from the federal statutory rate primarily as a result of recording permanent differences for stock-based compensation expense, lobbying and political contributions and officer compensation, as well as the effect of state income taxes.

Capital Resources and Liquidity

Our primary sources of liquidity since our formation in January 2002 have been net cash provided by operating activities, sales and other issuances of equity and debt securities, notes and senior notes, bank credit facilities, proceeds from sale-leasebacks, joint exploration agreements and sales of interests in properties. Our primary use of capital has been for the development, exploration and acquisition of oil and natural gas properties. As we pursue profitable reserves and production growth, we continually monitor the capital resources, including potential issuances of equity and debt securities, available to us to meet our future financial obligations, fund planned capital expenditure activities and ensure adequate liquidity. Our future success in growing proved reserves and production will be highly dependent on capital resources being available to us and our success in finding or acquiring additional reserves. We believe that we have sufficient liquidity available to us from cash on hand, cash flows from operations and under our Amended Credit Facility for our planned uses of capital over the next twelve months. However, we expect to pursue opportunities to further improve our liquidity position through capital markets or other transactions, such as additional property dispositions, if we believe conditions to be favorable.

In December 2016, we completed a public offering of our common stock, selling 15,525,000 shares at a price of $7.40 per share, par value $0.001 per share. The sale included the full exercise by the underwriters of their option to purchase 2,025,000 shares of common stock. Net proceeds from the sale, after deducting fees and estimated expenses, were approximately $109.8 million.

At December 31, 2016, we had cash and cash equivalents of $275.8 million and no amounts outstanding under our Amended Credit Facility. At December 31, 2015, we had cash and cash equivalents of $128.8 million and no amounts outstanding under our Amended Credit Facility. Our borrowing base was $300.0 million as of December 31, 2016. Our effective borrowing capacity was reduced by $26.0 million to $274.0 million due to an outstanding irrevocable letter of credit related to a firm transportation agreement. The borrowing base is dependent on our proved reserves and hedge position and is calculated using future commodity pricing provided by our lenders, and may be adjusted in the future at the sole discretion of the lenders.

Cash Flow from Operating Activities

Net cash provided by operating activities was $121.7 million, $193.7 million and $261.7 million in 2016, 2015 and 2014, respectively. The changes in net cash provided by operating activities are discussed above in "Results of Operations". The continued decrease in net cash provided by operating activities from 2014 to 2015 and from 2015 to 2016 was primarily due to a decrease in production revenues related to asset sales in 2014 and 2015 and lower commodity prices in 2015 and 2016, offset by lower lease operating and production tax expenses in 2015 and 2016. We estimate that cash flows provided by hedging activities will decrease in 2017 due to lower contractual fixed prices. The weighted average fixed price for our oil hedge contracts scheduled to settle in 2017 is $58.59 compared to $76.88 in 2016.

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

To mitigate some of the potential negative impact on cash flow caused by changes in oil, natural gas and NGL prices, we have entered into financial commodity swap contracts to receive fixed prices for a portion of our production revenue. At December 31, 2016, we had in place crude oil swaps covering portions of our 2017 and 2018 production and natural gas swaps covering portions of our 2017 production.

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

At December 31, 2016, the estimated fair value of all of our commodity derivative instruments was a net asset of $3.2 million, comprised of current assets and current and long-term liabilities.

The following table summarizes all of our hedges in place as of December 31, 2016:

Contract	Total Hedged Volumes	Quantity Type	Weighted Average Fixed Price	Index Price	Fair Market Value (in thousands)
Swap Contracts:
2017
Oil	2,222,875	Bbls	$58.79	WTI	5,564
Natural gas	3,650,000	MMbtu	$2.96	NWPL	(1,511)
2018
Oil	363,500	Bbls	$54.04	WTI	(900)
Total					$3,153

The following table includes all hedges entered into subsequent to December 31, 2016 through February 14, 2017:

Contract	Total Hedged Volumes	Quantity Type	Weighted Average Fixed Price	Index Price
Swap Contracts:
2017
Oil	184,000	Bbls	$56.19	WTI
2018
Oil	500,750	Bbls	$55.69	WTI

We estimate that cash flows provided by hedging activities will decrease in 2017 due to lower contractual fixed prices. The weighted average fixed price for our oil hedge contracts scheduled to settle in 2017 is $58.59 compared to $76.88 in 2016.

By removing the price volatility from a portion of our oil and natural gas revenue, we have mitigated, but not eliminated, the potential effects of changing prices on our operating cash flow for those periods. While mitigating negative effects of falling commodity prices, these derivative contracts also limit the benefits we would receive from increases in commodity prices.

It is our policy to enter into derivative contracts with counterparties that are lenders in the Amended Credit Facility, affiliates of lenders in the Amended Credit Facility or potential lenders in the Amended Credit Facility. Our derivative contracts are documented using an industry standard contract known as a Schedule to the Master Agreement and International Swaps and Derivative Association, Inc. ("ISDA") Master Agreement or other contracts. Typical terms for these contracts include credit support requirements, cross default provisions, termination events and set-off provisions. We are not required to provide any credit support to our counterparties other than cross collateralization with the properties securing the Amended Credit Facility. We have set-off provisions in our derivative contracts with lenders under our Amended Credit Facility which, in the event of a counterparty default, allow us to set-off amounts owed to the defaulting counterparty under the Amended Credit Facility or other obligations against monies owed us under the derivative contracts. Where the counterparty is not a lender under the Amended Credit Facility, we may not be able to set-off amounts owed by us under the Amended Credit Facility, even if such counterparty is an affiliate of a lender under such facility.

Capital Expenditures

Our capital expenditures are summarized in the following tables for the periods indicated:

	Year Ended December 31,
Basin/Area	2016	2015	2014
	(in millions)
DJ	$95.5	$250.3	$384.0
Uinta Oil Program	1.4	34.6	152.9
Powder River Oil	—	1.1	29.1
Other	1.4	1.4	3.3
Total (1)(2)(3)	$98.3	$287.4	$569.3

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Acquisitions of proved and unproved properties and other real estate	$5.6	$7.7	$15.1
Drilling, development, exploration and exploitation of oil and natural gas properties	86.3	264.3	531.4
Gathering and compression facilities	5.3	11.2	18.6
Geologic and geophysical costs	—	2.9	0.5
Furniture, fixtures and equipment	1.1	1.3	3.7
Total (1)(2)(3)	$98.3	$287.4	$569.3

(1)	Capital expenditures for the year ended December 31, 2014 exclude $79.0 million related to property acquired through property exchanges.

(2)
For the years ended December 31, 2016, 2015 and 2014, we received $25.1 million, $123.3 million and $555.4 million, respectively, of proceeds principally from the sale of interests in oil and gas properties, which are not deducted from the capital expenditures presented above.

(3)
Excludes future reclamation liabilities, net of liabilities sold, of negative $3.7 million, negative $7.5 million and negative $8.6 million for the years ended December 31, 2016, 2015 and 2014, respectively, and includes exploration, dry hole and abandonment costs, which are expensed under successful efforts accounting, of $4.1 million, $3.0 million and $7.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Capital expenditures for acquisitions of proved and unproved properties and other real estate were $5.6 million for the year ended December 31, 2016. This was primarily related to acquisitions of unproved properties in the DJ Basins. The decrease in drilling, development, exploration and exploitation of oil and natural gas properties to $86.3 million for the year ended December 31, 2016 from $264.3 million for the year ended December 31, 2015 primarily related to a decrease in development drilling and completion activities within the DJ and Uinta Basins as a result of lower oil and gas commodity prices.

Capital expenditures for acquisitions of proved and unproved properties and other real estate were $7.7 million for the year ended December 31, 2015. This was primarily related to our acquisitions of proved and unproved properties in the DJ and Uinta Basins. The decrease in drilling, development, exploration and exploitation of oil and natural gas properties to $264.3 million from $531.4 million for the year ended December 31, 2014 primarily related to a decrease in development drilling and completion activities within the DJ and Uinta Basins as a result of lower oil and gas commodity prices.

Our current estimated capital expenditure budget in 2017 is $255.0 million to $285.0 million, with all drilling activities targeting oil. The budget includes facilities costs and excludes acquisitions. We may adjust capital expenditures as business conditions and operating results warrant. The amount, timing and allocation of capital expenditures is generally discretionary and within our control. If oil, natural gas and NGL prices decline to below acceptable levels or costs increase above acceptable levels, we could choose to defer a portion of our budgeted capital expenditures until later periods to achieve the desired balance between sources and uses of liquidity. We would generally do this by prioritizing capital projects to first focus on those that we believe will have the highest expected financial returns and ability to generate near-term cash flow. The 2017 capital program is designed to closely align capital expenditures with expected cash flows as certain drilling activity may be deferred to protect our liquidity position.

We believe that we have sufficient available liquidity with available cash on hand, cash under the Amended Credit Facility and cash flow from operations to fund our 2017 budgeted capital expenditures. Future cash flows are subject to a number of variables, including our level of oil and natural gas production, commodity prices and operating costs. There can be no assurance that operations and other capital resources will provide sufficient amounts of cash flow to maintain planned levels of capital expenditures.

Financing Activities

Equity Offering. In December 2016, we completed a public offering of our common stock, selling 15,525,000 shares at a price of $7.40 per share, par value $0.001 per share. The sale included the full exercise by the underwriters of their option to purchase 2,025,000 shares of common stock. Net proceeds from the sale, after deducting fees and estimated expenses, were approximately $109.8 million.

Amended Credit Facility. On March 16, 2010, we entered into the Third Amended and Restated Credit Agreement among the Company, as the borrower, JPMorgan Chase Bank, N.A., as administrative agent for the lenders, Bank of America, N.A. and Deutsche Bank Securities Inc., as syndication agents, Bank of Montreal and Wells Fargo Bank, N.A., as documentation agents, and each of the other lenders party thereto. The credit facility, as amended (the “Amended Credit Facility”). The Amended Credit Facility had commitments from 13 lenders and a borrowing base of $300.0 million as of December 31, 2016. As credit support for future payment under a contractual obligation, a $26.0 million letter of credit has been issued under the Amended Credit Facility, which reduced the available borrowing capacity under the Amended Credit Facility as of December 31, 2016 to $274.0 million. We had no borrowings outstanding under the Amended Credit Facility as of December 31, 2016 or at any time during 2016.

Interest rates under the Amended Credit Facility are LIBOR plus applicable margins of 1.5% to 2.5% or ABR plus 0.5% to 1.5%. The unused commitment fee is between 0.375% to 0.5% based on borrowing base utilization.

The borrowing base under the Amended Credit Facility is determined at the discretion of the lenders, based on the collateral value of our proved reserves that have been mortgaged to the lenders, and is subject to regular re-determinations on or about April 1 and October 1 of each year, as well as following any property sales. Future borrowing bases will be computed based on proved oil, natural gas and NGL reserves, hedge positions and estimated future cash flows from those reserves calculated using future commodity pricing provided by our lenders, as well as any other outstanding debt. Lower commodity prices could result in a decreased borrowing base.

The Amended Credit Facility contains certain financial covenants. We are currently in compliance with all financial covenants and have complied with all financial covenants since issuance. We expect to be in compliance with all financial covenants based on the 2017 budget at current commodity prices. However, if commodity prices significantly decline, EBITDAX will be significantly reduced, which is a critical underpinning of our required financial covenants. If this were to occur, it may make it necessary for us to negotiate an amendment to one or more of these financial covenants. In September 2015, we obtained an amendment to the Amended Credit Facility that replaced our debt-to-EBITDAX covenant in the facility with a secured debt-to-EBITDAX covenant and an EBITDAX-to-interest covenant through March 31, 2018. There can be no assurance that we will be able to obtain similar amendments, or waivers of covenant breaches, in the future if needed.

If we fail to comply with the covenants or other terms of any agreements governing our debt, including the Amended Credit Facility, our lenders and holders of our convertible notes and our senior notes may have the right to accelerate the maturity of that debt and foreclose upon the collateral, if any, securing that debt. The occurrence of any such event would adversely affect our financial condition.

5% Convertible Senior Notes Due 2028 (the "Convertible Notes"). On March 12, 2008, we issued $172.5 million aggregate principal amount of Convertible Notes. On March 20, 2012, $147.2 million of the outstanding principal amount, or approximately 85% of the outstanding Convertible Notes, were put to us and redeemed by us at par. On March 20, 2015, $24.8 million of the remaining outstanding principal amount, or approximately 98% of the remaining outstanding Convertible Notes, were put to us and redeemed by us at par. We settled the notes in cash and recognized a gain on extinguishment of $2.6 million in the Consolidated Statements of Operations for the year ended December 31, 2015. As of December 31, 2016, $0.6 million aggregate principal amount of the Convertible Notes was outstanding. The Convertible Notes mature on March 15, 2028, unless earlier converted, redeemed or purchased by us. The Convertible Notes are senior unsecured obligations and rank equal in right of payment to all of our existing and future senior unsecured indebtedness, are senior in right of payment to all of our future subordinated indebtedness, and are effectively subordinated to all of our secured indebtedness with respect to the collateral securing such indebtedness. The Convertible Notes are structurally subordinated to all present and future secured and unsecured debt and other obligations of our subsidiaries. The Convertible Notes are fully and unconditionally guaranteed by the subsidiaries that guarantee our indebtedness under the Amended Credit Facility, the 7.625% Senior Notes and the 7.0% Senior Notes.

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

7.625% Senior Notes Due 2019 (the “7.625% Senior Notes”). On September 27, 2011, we issued $400.0 million in principal amount of 7.625% Senior Notes due October 1, 2019 at par. On June 3, 2016, we exchanged $84.7 million principal amount of the 7.625% Senior Notes for 10 million newly issued shares of our common stock with a holder of the 7.625%

Senior Notes. Based on the fair value of the shares issued, we recognized an $8.7 million gain on extinguishment of debt on the Consolidated Statement of Operations for the year ended December 31, 2016. After the exchange, $315.3 million aggregate principal amount of the 7.625% Senior Notes was outstanding as of December 31, 2016.

The 7.625% Senior Notes mature on October 1, 2019, unless earlier redeemed or purchased by us. Interest is payable in arrears semi-annually on April 1 and October 1 of each year. The 7.625% Senior Notes are senior unsecured obligations and rank equal in right of payment with all of our other existing and future senior unsecured indebtedness, including the Convertible Notes and 7.0% Senior Notes. The 7.625% Senior Notes are redeemable at our option at a redemption price of 101.906% of the principal amount of the notes until October 1, 2017 when they will become redeemable at 100.000%. The 7.625% Senior Notes are fully and unconditionally guaranteed by our subsidiaries that guarantee our indebtedness under the Amended Credit Facility, the Convertible Notes and the 7.0% Senior Notes. The 7.625% Senior Notes include certain covenants that limit our ability to incur additional indebtedness, make restricted payments, create liens or sell assets and that generally prohibit us from paying dividends. We are currently in compliance with all financial covenants and have complied with all financial covenants since issuance.

7.0% Senior Notes Due 2022 (the “7.0% Senior Notes”). On March 12, 2012, we issued $400.0 million in aggregate principal amount of 7.0% Senior Notes due October 15, 2022 at par. The 7.0% Senior Notes mature on October 15, 2022, unless earlier redeemed or purchased by us. Interest is payable in arrears semi-annually on April 15 and October 15 of each year. The 7.0% Senior Notes are senior unsecured obligations and rank equal in right of payment with all of our other existing and future senior unsecured indebtedness, including the Convertible Notes and 7.625% Senior Notes. The 7.0% Senior Notes will become redeemable at our option on October 15, 2017 at an initial redemption price of 103.5% of the principal amount of the notes. The 7.0% Senior Notes are fully and unconditionally guaranteed by our subsidiaries that guarantee the Amended Credit Facility, the Convertible Notes and the 7.625% Senior Notes. The 7.0% Senior Notes include certain covenants that limit our ability to incur additional indebtedness, make restricted payments, create liens or sell assets and that generally prohibit us from paying dividends. We are currently in compliance with all financial covenants and have complied with all financial covenants since issuance.

Nothing in the 7.625% Senior Notes, the 7.0% Senior Notes, or the Convertible Notes prohibits us from time to time repurchasing any of the notes at any price in open market purchases or negotiated transactions or by tender offer or otherwise without any notice to or consent by holders.

Lease Financing Obligation Due 2020. We have a lease financing obligation with a balance of $2.8 million as of December 31, 2016 resulting from our sale and subsequent lease back of certain compressors and related facilities owned by us. The Lease Financing Obligation expires on August 10, 2020, and we have the option to purchase the equipment at the end of the lease term for the then current fair market value. The Lease Financing Obligation also contains an early buyout option pursuant to which we may purchase the equipment for $1.8 million on February 10, 2019. The lease payments related to the equipment are recognized as principal and interest expense based on a weighted average implicit interest rate of 3.3%. See Note 14 to the accompanying Consolidated Financial Statements for a discussion of aggregate minimum future lease payments.

Our outstanding debt is summarized below:

		As of December 31, 2016			As of December 31, 2015
	Maturity Date	Principal	Debt Issuance Costs	Carrying Amount	Principal	Debt Issuance Costs	Carrying Amount
		(in thousands)
Amended Credit Facility	April 9, 2020 (1)	$—	$—	$—	$—	$—	$—
Convertible Notes (2)	March 15, 2028 (3)	579	—	579	579	—	579
7.625% Senior Notes (4)	October 1, 2019	315,300	(2,169)	313,131	400,000	(3,752)	396,248
7.0% Senior Notes (5)	October 15, 2022	400,000	(4,227)	395,773	400,000	(4,953)	395,047
Lease Financing Obligation (6)	August 10, 2020	2,782	(3)	2,779	3,222	(4)	3,218
Total Debt		$718,661	$(6,399)	$712,262	$803,801	$(8,709)	$795,092
Less: Current Portion of Long-Term Debt (7)		454	—	454	440	—	440
Total Long-Term Debt		$718,207	$(6,399)	$711,808	$803,361	$(8,709)	$794,652

(1)
In April 2015, the definition of "Maturity Date" in the Amended Credit Facility was amended to mean the earliest of (a) April 9, 2020 or (b) the date 181 days prior to the maturity of certain unsecured senior or senior subordinated debt of ours in existence as of April 9, 2015 or that may be incurred by us as of a future date, or any permitted refinancing debt in respect thereof.

(2)	The aggregate estimated fair value of the Convertible Notes was approximately $0.5 million as of December 31, 2016 and 2015, based on reported market trades of these instruments.

(3)
We have the right at any time with at least 30 days' notice to call the Convertible Notes at par, and the holders have the right to require us to purchase the notes on each of March 20, 2018 and March 20, 2023.

(4)
The aggregate estimated fair value of the 7.625% Senior Notes was approximately $314.5 million and $270.2 million as of December 31, 2016 and 2015, respectively, based on reported market trades of these instruments.

(5)
The aggregate estimated fair value of the 7.0% Senior Notes was approximately $384.5 million and $272.0 million as of December 31, 2016 and 2015, respectively, based on reported market trades of these instruments.

(6)
The aggregate estimated fair value of the Lease Financing Obligation was approximately $2.6 million and $3.1 million as of December 31, 2016 and 2015, respectively. As there is no active, public market for the Lease Financing Obligation, the aggregate estimated fair value was based on market-based parameters of comparable term secured financing instruments.

(7)	The current portion of long-term debt as of December 31, 2016 and 2015 includes the current portion of the Lease Financing Obligation.

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

Contractual Obligations. A summary of our contractual obligations as of and subsequent to December 31, 2016 is provided in the following table:

	Payments Due By Year
	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter	Total
	(in thousands)
Notes payable (1)	$553	$530	$—	$—	$—	$—	$1,083
7.625% Senior Notes (2)	24,042	24,042	339,342	—	—	—	387,426
7.0% Senior Notes (3)	28,000	28,000	28,000	28,000	28,000	428,000	568,000
Convertible Notes (4)	29	585	—	—	—	—	614
Lease Financing Obligation (5)	537	537	1,825	—	—	—	2,899
Office and office equipment leases and other (6)(7)	5,237	2,665	693	—	—	—	8,595
Firm transportation and processing agreements (8)	18,590	18,691	18,691	18,691	10,902	—	85,565
Asset retirement obligations (9)	535	276	235	51	422	9,719	11,238
Derivative liability (10)	4,346	899	—	—	—	—	5,245
Total	$81,869	$76,225	$388,786	$46,742	$39,324	$437,719	$1,070,665

(1)
Notes payable includes interest on a $26.0 million letter of credit that accrues at 2.0% and 0.125% per annum for participation fees and fronting fees, respectively. The expected term for the letter of credit is April 30, 2018. There is currently no balance outstanding under our Amended Credit Facility due April 9, 2020.

(2)
On September 27, 2011, we issued $400.0 million aggregate principal amount of 7.625% Senior Notes. On June 3, 2016, we completed an exchange of notes for shares of our common stock, reducing our aggregate principal balance to $315.3 million. We are obligated to make annual interest payments through maturity on October 1, 2019 equal to $24.0 million.

(3)
On March 25, 2012, we issued $400.0 million aggregate principal amount of 7.0% Senior Notes. We are obligated to make annual interest payments through maturity on October 15, 2022 equal to $28.0 million.

(4)
Our aggregate remaining principal amount of Convertible Notes was $0.6 million as of December 31, 2016. We are obligated to make semi-annual interest payments on the Convertible Notes until either we call the remaining Convertible Notes or the holders put the Convertible Notes to us, which is expected to occur by 2018.

(5)	The Lease Financing Obligation is calculated based on the aggregate undiscounted minimum future lease payments, which include both an interest and principal component.

(6)	The lease for our principal offices in Denver extends through March 2019.

(7)	Includes a contractual obligation of $1.0 million related to certain drilling commitments on sold properties.

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

(10)
Derivative liabilities represent the net fair value for oil, gas and NGL commodity derivatives presented as liabilities in our Consolidated Balance Sheets as of December 31, 2016. The ultimate settlement amounts are unknown because they are subject to continuing market fluctuations. See "Critical Accounting Policies and Estimates" below for a more detailed discussion of the nature of the accounting estimates involved in valuing derivative instruments.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of December 31, 2016.

Trends and Uncertainties

Regulatory Trends

Our future Rockies operations and cost of doing business may be affected by changes in regulations and the ability to obtain drilling permits. The regulatory environment continues to become more restrictive, which limits our ability to, and increases the costs of conducting our operations. Areas in which we operate are subject to federal, state, local and to a minor extent tribal regulations. Additional and more restrictive regulations have been seen at each of these governmental levels recently and there are initiatives underway to implement additional regulations and prohibitions on oil and gas activities. New rules may further impact our ability to obtain drilling permits and other required approvals in a timely manner and/or increase the costs of such permits or approvals. This may create substantial uncertainty about our production and capital expenditure targets. In addition, the change in Presidential Administration may cause additional uncertainty,

Federal. Federal leases make up approximately 35% of our leaseholds. At the federal level, policies have been implemented that have resulted in a more restrictive regulatory environment for oil and gas activities on public lands. Leasing of Federal lands has declined along with policy directives that require additional analysis prior to leasing federal lands. Litigation seeking to halt exploration and development activities is pervasive. While the new administration is unlikely to continue on the trend established by its predecessor, and may in fact reverse certain previously implemented rules and policies, many others will remain in effect. Furthermore, environmental organizations will continue to attempt to throttle development on public lands. Litigation will likely be supplemented by civil disobedience - witness the Dakota Access Pipeline protests.

State. We also are experiencing more strict regulation of oil and gas activities at the state level. The Colorado Oil & Gas Conservation Commission ("COGCC") passed rules in 2016 that: (i) increase advance consultation requirements with local governments when large scale oil and gas facilities are proposed in "urban mitigation areas" (generally within 1000' feet of subdivisions, schools, hospitals and other public facilities) and (ii) registration with local governments and provision of development plans to municipalities upon request. We do not anticipate significant disruption to our activities from these new rules given the rural nature of the majority of our leasehold (see discussion below under Local).

Over the past several years, numerous other rules and policies have been imposed by the COGCC requiring disclosure of chemicals used in hydraulic fracturing, ground water monitoring, increased setbacks from occupied structures and existing wells, and strengthened enforcement, including increases in mandatory monetary penalties for certain violations. As discussed in "Items 1 and 2. Business and Properties - Operations - Environmental Matters and Regulation", Colorado regulators also promulgated new, statewide air emissions regulations in 2014 that are more stringent than federal requirements. Colorado continues to look at air emissions from the oil and natural gas sector and additional regulations are probable with respect to the Colorado ozone non-attainment standard, which are lower than the federal ozone standard. Other states, and the EPA, have considered Colorado's air quality rules, including the most recent rules governing methane emissions, as potential models for additional regulation of the oil and natural gas sector.

In combination, these new state rules and policies could impose additional costs on our operations, including enforcement penalties, delay permitting, and potentially impact profitability.

Local. Counties and municipalities regulate oil and gas activities primarily through local land use rules. Weld County, Colorado, the focus of nearly all of our current development activities, recently adopted an ordinance that requires permitting of essentially all oil and gas operations. This change has the potential to add 60-90 days of delay and may expose our development activities to a new level of political opposition. We expect additional attempts to regulate activities related to oil and gas operations by local governments, including moratoria or bans on hydraulic fracturing, despite 2016 decisions by the Colorado Supreme Court overturning such measures adopted by two municipalities.

Tribal. While we have divested a majority of our tribal mineral position, we continue to operate in what is described as Indian Country and are subject to EPA jurisdiction for air quality permitting on those lands. EPA jurisdiction may result in delays for permitting and additional expense for emission controls and monitoring.

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

Air Quality Regulation. The regulation of air emissions from the oil and natural gas sector continues to be a significant focus for policy makers and regulators at all levels-federal, tribal, state, and local-as well as environmental groups. A more comprehensive discussion of government regulation and potential risks related to air emissions from our operations is included above in "Items 1 and 2. Business and Properties - Operations - Environmental Matters and Regulation". New or more stringent policies, rules, or regulations governing air emissions from the oil and natural gas sector could result in our inability to obtain permits necessary to construct and operate new facilities or operate existing facilities. In addition, even if we are able to obtain necessary permits, such new requirements could substantially increase our operating expenses and reduce our profits or make certain operations uneconomic. Both EPA, regionally, and Colorado have stepped up inspection and enforcement activities. The Company has received an EPA "Section 114" mandatory information directive, usually a precursor to an enforcement proceeding. We have also received parallel "compliance advisories" from the Colorado Department of Public Health and Environment. We have engaged qualified consultants and legal counsel to respond to these air quality initiatives; however the outcome is unclear and could result in substantial penalties and related compliance costs. While we have redesigned our new production facilities to dramatically reduce air emissions, regulatory demands to retrofit legacy facilities are possible.

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

Declining Commodity Prices. The severe decline in oil prices that occurred in 2014 and 2015, and continued into 2016, increased the volatility and amplitude of the other risks facing us as described in this report and had an impact on our business and financial condition. If oil prices decrease from current levels, our planned drilling projects may become uneconomic, which could affect future drilling plans and growth rates. Low commodity prices impact our revenue, which we partially mitigate with our hedging program. Continued low commodity prices make it more challenging to hedge production at higher price levels. For example, the weighted average fixed price for our oil hedge contracts scheduled to settle in 2017 is $58.59 compared to $76.88 in 2016. In addition, commodity price declines may lead to property impairment in future periods.

The sustained decline in commodity prices may also expose us to unexpected liability for plugging and abandoning wells, and associated reclamation, for assets that were sold to other industry parties in prior years. If such third parties become unable to fulfill their contract obligations to the Company as provided for in purchase and sale agreements, regulatory agencies and landowners may demand that we perform such activities. Recent case law in Wyoming has increased such exposure for companies that have divested assets to no longer viable entities, and we have received demands from the Bureau of Land Management and a several large ranches to plug and abandon wells, and conduct associated reclamation, on properties we no longer own. The Company recognized $0.3 million associated with these obligations in other operating expenses in the Consolidated Statement of Operations for the year ended December 31, 2016.

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

Oil and Gas Properties

Our oil, natural gas and NGL exploration, development and production activities are accounted for using the successful efforts method. Under this method, all property acquisition costs and costs of exploratory and development wells are capitalized when incurred, pending determination of whether the well has found proved reserves. If an exploratory well does not find proved reserves, the costs of drilling the well are charged to expense and remain within cash flows from investing activities in the Consolidated Statements of Cash Flows. If an exploratory well does find proved reserves, the costs remain capitalized and are included within additions to oil and gas properties and remain within cash flows from investing activities in the Consolidated Statements of Cash Flows. The costs of development wells are capitalized whether proved reserves are added or not. All exploratory wells are evaluated for economic viability within one year of well completion, and the related capitalized costs are reviewed quarterly. Exploratory wells that discover potentially economic reserves in areas where a major capital expenditure would be required before production could begin and where the economic viability of that major capital expenditure depends upon the successful completion of further exploratory work in the area remain capitalized if the well finds a sufficient quantity of reserves to justify its completion as a producing well, and we are making sufficient progress assessing the reserves and the economic and operating viability of the project. Oil and gas lease acquisition costs are also capitalized. Upon sale or retirement of depreciable or depletable property, the cost and related accumulated DD&A are eliminated from the accounts and the resulting gain or loss is recognized. Interest cost is capitalized as a component of property cost for significant exploration and development projects that require greater than six months to be readied for their intended use.

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

We review our proved oil and natural gas properties on a field-by-field basis for impairment on a quarterly basis or whenever events and circumstances indicate that a decline in the recoverability of their carrying value may have occurred. We estimate the expected undiscounted future net cash flows based on the Company's best estimate of development plans, future production, commodity pricing, gathering and transportation deductions, production tax rates, lease operating expenses and future development costs. The Company compares such undiscounted future net cash flows to the carrying amount of the oil and gas properties to determine if the carrying amount is recoverable. If the undiscounted future net cash flows exceed the carrying amount of the proved oil and gas properties, no impairment is taken. If the carrying value of a property exceeds the undiscounted future net cash flows, we will impair the carrying value to fair value based on an analysis of quantitative and qualitative factors existing as of the balance sheet date. The Company does not believe that the undiscounted future net cash flows analysis of its proved property represents the applicable market value. The factors used to determine fair value include, but are not limited to, recent sales prices of comparable properties, indications from marketing activities, the present value of future revenues, net of estimated operating and development costs using estimates of reserves, future commodity pricing, future production estimates, anticipated capital expenditures and various discount rates commensurate with the risk and current market conditions associated with realizing the projected cash flows.

Oil and gas properties are also assessed for impairment once they meet the criteria to be classified as held for sale. Assets held for sale are carried at the lower of carrying cost or fair value less costs to sell. The fair value of the assets is determined using a market approach, based on an estimated selling price, as evidenced by current marketing activities, if possible. If an estimated selling price is not available, the Company utilizes the income valuation technique which involves calculating the present value of future revenues, as discussed above. If the carrying amount of the assets exceeds the fair value less costs to sell, an impairment will result to reduce the value of the properties down to fair value less costs to sell.

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

The provision for depletion of oil and gas properties is calculated on a field-by-field basis using the unit-of-production method. Natural gas and NGLs are converted to an oil equivalent, Boe, at the standard rate of six Mcf to one Boe and forty-two U.S. gallons to one Boe, respectively. Our rate of recording DD&A is dependent upon our estimates of total proved and proved developed reserves, which incorporate assumptions regarding future development and abandonment costs as well as our level of capital spending. If the estimates of total proved or proved developed reserves decline, the rate at which we record DD&A expense increases, reducing our net income. This decline may result from lower market prices, which may make it uneconomic to drill for and produce higher cost fields. We are unable to predict changes in reserve quantity estimates as such quantities are dependent on the success of our exploitation and development program, as well as future economic conditions.

Oil and Gas Reserve Quantities

Our estimate of proved reserves is based on the quantities of oil and natural gas that geological and engineering data demonstrate with reasonable certainty to be commercially recoverable in future years from known reservoirs under existing economic and operating conditions. Our proved reserves estimates are audited on a well-by-well basis by an independent third party engineering firm. In the aggregate, the independent third party petroleum engineer estimates of total net proved reserves are within 10% of our internal estimates as of December 31, 2016.

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

Revenue Recognition

Oil, gas and NGL revenues are recognized when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred and title has transferred, and collectability of the revenue is reasonably assured. We use the sales method to account for gas and NGL imbalances. Under this method, revenues are recorded on the basis of gas and NGLs actually sold by us. In addition, we record revenues for our share of gas and NGLs sold by other owners that cannot be volumetrically balanced in the future due to insufficient remaining reserves. We also reduce our revenues for other owners' gas and NGLs sold by us that cannot be volumetrically balanced in the future due to insufficient remaining reserves. Our remaining over- and under- produced gas and NGL balancing positions are taken into account in determining our proved oil, gas and NGL reserves.

Derivative Instruments and Hedging Activities

We use derivative financial instruments to achieve a more predictable cash flow from our oil and natural gas production by reducing our exposure to price fluctuations. These derivative instruments are recorded at fair market value and included in the balance sheet as assets or liabilities.

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

Accounting guidance for recognizing and measuring uncertain tax positions prescribes a more likely than not recognition threshold that a tax position must meet for any of the benefit of the uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding de-recognition, classification and disclosure of these uncertain tax positions. Based on this guidance, we regularly analyze tax positions taken or expected to be taken in a tax return based on the threshold prescribed. Tax positions that do not meet or exceed this threshold are considered uncertain tax positions. Penalties, if any, related to uncertain tax positions would be recorded in other expenses. We currently do not have any uncertain tax positions recorded as of December 31, 2016.

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

New Accounting Pronouncements

For further information on the effects of recently adopted accounting pronouncements and the potential effects of new accounting pronouncements, refer to the Summary of Significant Accounting Policies (in Note 2) of the Notes to Consolidated Financial Statements.

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

Commodity Price Risk

Our primary market risk exposure is in the prices we receive for our production. Commodity pricing is primarily driven by the prevailing worldwide price for crude oil and spot regional market prices applicable to our U.S. natural gas production. Pricing for oil, natural gas and NGLs has been volatile and unpredictable for several years, and we expect this volatility to continue in the future. The prices we receive for future production depend on many factors outside of our control, including volatility in the differences between product prices at sales points and the applicable index price. Based on our average daily production and our derivative contracts in place for the year ended December 31, 2016, our income before taxes would have decreased by approximately $0.9 million for each $1.00 per barrel decrease in crude oil prices, $0.5 million for each $0.10 decrease per MMBtu in natural gas prices and $0.9 million for each $1.00 per barrel decrease in NGL prices.

We routinely enter into commodity hedges relating to a portion of our projected production revenue through various financial transactions that hedge future prices received. These transactions may include financial price swaps whereby we will receive a fixed price and pay a variable market price to the contract counterparty. These commodity hedging activities are intended to support oil, natural gas and NGL prices at targeted levels that provide an acceptable rate of return and to manage our exposure to oil, natural gas and NGL price fluctuations. We do not enter into any market risk sensitive instruments for trading purposes.

As of February 14, 2017, we have financial derivative instruments related to oil, natural gas and NGL volumes in place for the following periods indicated. Further detail of these hedges is summarized in the table presented under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations— Capital Resources and Liquidity— Commodity Hedging Activities".

	For the Year 2017		For the Year 2018
	Derivative Volumes	Weighted Average Price	Derivative Volumes	Weighted Average Price
Oil (Bbls)	2,406,875	$58.59	864,250	$54.99
Natural Gas (MMbtu)	3,650,000	2.96	—	—

Commodity Price Risk - Carrying Value of Proved Oil and Gas Properties

Our current recoverability test on our existing proved oil and gas properties as of December 31, 2016 uses commodity pricing based on a combination of assumptions, which are closely aligned with the assumptions management uses in its budgeting and forecasting process, including adjustments for geographical location and quality differentials as well as other factors that management believes will impact realized prices. The application of this test as of December 31, 2016 results in a surplus of future estimated undiscounted net cash flows over carrying value of approximately $276.4 million and $50.1 million for the Uinta Oil Program and DJ Basin, respectively. We completed a sensitivity test on the surplus of future estimated undiscounted net cash flows by hypothetically decreasing the oil price by $1.00 per Bbl. Natural gas and NGL pricing were not considered in this sensitivity analysis as the majority of future cash flows from these two Basins are derived from oil revenues. We estimate that the surplus in the Uinta Oil program would decrease by approximately $10.0 million to $15.0 million and the DJ Basin would decrease by approximately $20.0 million to $25.0 million for every $1.00 per Bbl decrease in the oil price assumptions used in the recoverability test. Our current recoverability test does not include undiscounted net cash flows from risked probable and possible reserves. If the recoverability test described above calculated with proved reserves would result in the carrying value exceeding future estimated net cash flows, we would complete the recoverability test with risked probable and possible reserves to determine the appropriate undiscounted net cash flows for the areas described above. If impairment is necessary, we would reduce the carrying value to fair value using proved reserves and risked probable and possible reserves. If future commodity prices assumed in the recoverability test are not realized, we could incur a significant impairment.

Item 8. Financial Statements and Supplementary Data.

The information required by this item is included below in "Item 15. Exhibits, Financial Statement Schedules".

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. As of December 31, 2016, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective as of December 31, 2016.

Management's Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining internal control over financial reporting. Our internal control over financial reporting is a process designed under the supervision of our principal executive officer and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Management assessed the effectiveness of our internal control over financial reporting. In making this assessment, it used the criteria set forth by the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment we have concluded that, as of December 31, 2016, our internal control over financial reporting is effective.

Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting. That report is set forth below.

Changes in Internal Controls. There has been no change in our internal control over financial reporting during the fourth fiscal quarter of 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Bill Barrett Corporation
Denver, Colorado

We have audited the internal control over financial reporting of Bill Barrett Corporation and subsidiaries (the "Company") as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2016 of the Company and our report dated March 2, 2017 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Denver, Colorado
March 2, 2017

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be included in an amendment to this Form 10-K or in the "Directors and Executive Officers" section, the "Section 16(a) Beneficial Ownership Reporting Compliance" section, the "Code of Business Conduct and Ethics" section and the "Corporate Governance" section of the proxy statement for the 2017 annual meeting of stockholders, in either case, to be filed within 120 days after December 31, 2016, and is incorporated by reference to this report.

Item 11. Executive Compensation.

The information required by this item will be included in an amendment to this Form 10-K or in the "Executive Compensation" section and the "Director Compensation" section of the proxy statement for the 2017 annual meeting of stockholders, in either case, to be filed within 120 days after December 31, 2016, and is incorporated by reference to this report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information regarding beneficial ownership will be included in an amendment to this Form 10-K or in the "Beneficial Owners of Securities" section of the proxy statement for the 2017 annual meeting of stockholders, in either case, to be filed within 120 days after December 31, 2016, and is incorporated by reference to this report.

Equity Compensation Plan Information

The following table provides aggregate information presented as of December 31, 2016 with respect to all compensation plans under which equity securities are authorized for issuance.

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Averaged Exercise Price of Outstanding Options, Warrants and Rights (1)	Number of Securities Remaining Available for Future Issuance (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by shareholders	436,170	$30.89	2,116,505
Equity compensation plans not approved by shareholders	—	—	—
Total	436,170	$30.89	2,116,505

(1)	The weighted average exercise price relates to the 436,170 outstanding options included in column (a).

Item 13. Certain Relationships and Related Transactions and Director Independence.

The information required by this item will be included in an amendment to this Form 10-K or in the "Approval of Related Party Transactions" section and the "Corporate Governance" section of the proxy statement for the 2017 annual meeting of stockholders, in either case, to be filed within 120 days after December 31, 2016, and is incorporated by reference to this report.

Item 14. Principal Accounting Fees and Services.

The information required by this item will be included in an amendment to this Form 10-K or in the "Fees to Independent Auditors" section of the proxy statement for the 2017 annual meeting of stockholders, in either case, to be filed within 120 days after December 31, 2016, and is incorporated by reference to this report.

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

3.1*	Restated Certificate of Incorporation of Bill Barrett Corporation.

3.2	Bylaws of Bill Barrett Corporation. [Incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K filed with the Commission on May 15, 2012.]

4.1	Specimen Certificate of Common Stock. [Incorporated by reference to Exhibit 4.1 of Amendment No. 1 to our Registration Statement on Form 8-A filed with the Commission on December 20, 2004.]

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

4.5
Third Supplemental Indenture for 5.00% Convertible Senior Notes due 2028, dated August 3, 2011, by and between Bill Barrett Corporation, Circle B Land Company LLC, GB Acquisition Corporation, Elk Production Uintah, LLC, Aurora Gathering, LLC, and Deutsche Bank Trust Company Americas, as Trustee. [Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed on February 21, 2012.]

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

10.2+
Form of Indemnification Agreement, between Bill Barrett Corporation and each of the directors and certain executive officers of the Company. [Incorporated by reference to Exhibit 10.10(a) to Amendment No. 2 to our Registration Statement on Form S-1 (Registration No. 333-114554) filed with the Commission on August 31, 2004.]

10.3+
2004 Stock Incentive Plan. [Incorporated by reference to Exhibit 10.21 to Amendment No. 4 to our Registration Statement on Form S-1 (Registration No. 333-114554) filed with the Commission on October 13, 2004.]

10.4+	Revised Form of Stock Option Agreement for 2004 Stock Option Plan. [Incorporated by reference to Exhibit 10.19 to our Annual Report on Form 10-K for the year ended December 31, 2005.]

10.5+	2008 Stock Incentive Plan. [Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on May 16, 2008.]

Exhibit Number	Description of Exhibits
10.6+	Form of Stock Option Agreement for 2008 Stock Incentive Plan. [Incorporated by reference to Exhibit 10.16 to our Annual Report on Form 10-K for the year ended December 31, 2008.]

10.7+	2012 Equity Incentive Plan. [Incorporated by reference to Appendix B to our Definitive Proxy Statement filed with the Commission on April 4, 2012.]

10.8+	Form of Restricted Common Stock Unit Award for 2012 Equity Incentive Plan. [Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the Commission on July 2, 2012.]

10.9+	Performance Cash Bonus Plan. [Incorporated by reference to Appendix A to our Proxy Statement for the 2011 Annual Meeting of Stockholders filed with the Commission on March 25, 2011.]

10.10+
Form of Amended and Restated Change in Control Severance Protection Agreement. [Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on January 30, 2015.]

10.11	Debt Exchange Agreement. [Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the Commission on August 4, 2016.]

10.12+	Confidential Severance and Release Agreement dated March 17, 2016. [Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on March 18, 2016.]

10.13+	Confidential Severance and Release Agreement dated April 7, 2016. [Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on April 8, 2016.]

10.14+	Deferred Compensation Plan. [Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the Commission on May 5, 2016.]

12.1*	Computation of Ratio of Earnings to Fixed Charges

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Deloitte & Touche LLP.

23.2*	Consent of Netherland, Sewell & Associates, Inc., Independent Petroleum Engineers.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32**	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

99.1*	Report of Netherland, Sewell & Associates, Inc. dated January 16, 2017, concerning audit of oil and gas reserve estimates.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit Number	Description of Exhibits
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates a management contract or compensatory plan or arrangement, as required by Item 15(a)(3).
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BILL BARRETT CORPORATION

Date:	March 2, 2017	By:	/s/ R. Scot Woodall
R. Scot Woodall
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title		Date

/s/ R. Scot Woodall			Chief Executive Officer, President, and Director (Principal Executive Officer)	March 2, 2017
R. Scot Woodall

/s/ William M. Crawford			Senior Vice President—Treasury and Finance (Principal Financial Officer)	March 2, 2017
William M. Crawford

/s/ David R. Macosko			Senior Vice President— Accounting (Principal Accounting Officer)	March 2, 2017
David R. Macosko

/s/ William F. Owens			Director	March 2, 2017
William F. Owens

/s/ Jim W. Mogg			Director	March 2, 2017
Jim W. Mogg

/s/ Edmund P. Segner, III			Director	March 2, 2017
Edmund P. Segner, III

/s/ Randy I. Stein			Director	March 2, 2017
Randy I. Stein

/s/ Michael E. Wiley			Director	March 2, 2017
Michael E. Wiley

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Bill Barrett Corporation
Denver, Colorado

We have audited the accompanying consolidated balance sheets of Bill Barrett Corporation and subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), cash flows, and stockholders' equity for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Bill Barrett Corporation and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2017 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Denver, Colorado
March 2, 2017

BILL BARRETT CORPORATION

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2016	2015
	(in thousands, except share data)
Assets:
Current assets:
Cash and cash equivalents	$275,841	$128,836
Accounts receivable, net of allowance for doubtful accounts	32,837	43,461
Derivative assets	8,398	99,809
Prepayments and other current assets	1,376	2,211
Total current assets	318,452	274,317
Property and equipment - at cost, successful efforts method for oil and gas properties:
Proved oil and gas properties	1,539,373	2,000,210
Unproved oil and gas properties, excluded from amortization	58,830	79,198
Furniture, equipment and other	23,636	26,021
	1,621,839	2,105,429
Accumulated depreciation, depletion, amortization and impairment	(559,690)	(934,745)
Total property and equipment, net	1,062,149	1,170,684
Deferred income tax asset	1,587	38,219
Derivative assets	—	19,662
Deferred financing costs and other noncurrent assets	3,153	3,638
Total	$1,385,341	$1,506,520
Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable and accrued liabilities	$49,447	$64,337
Amounts payable to oil and gas property owners	6,192	15,657
Production taxes payable	22,992	26,578
Derivative liabilities	4,346	—
Deferred income taxes	1,587	38,219
Current portion of long-term debt	454	440
Total current liabilities	85,018	145,231
Long-term debt, net of debt issuance costs	711,808	794,652
Asset retirement obligations	10,703	14,066
Derivatives and other noncurrent liabilities	6,269	3,155
Stockholders' equity:
Common stock, $0.001 par value; authorized 150,000,000 shares; 75,721,360 and 49,864,512 shares issued and outstanding at December 31, 2016 and 2015, respectively, with 1,325,714 and 1,471,508 shares subject to restrictions, respectively	74	48
Additional paid-in capital	1,113,797	921,318
Retained earnings (Accumulated deficit)	(542,328)	(371,950)
Treasury stock, at cost: zero shares at December 31, 2016 and 2015	—	—
Total stockholders' equity	571,543	549,416
Total	$1,385,341	$1,506,520

See notes to Consolidated Financial Statements.

BILL BARRETT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2016	2015	2014
	(in thousands, except share and per share data)
Operating Revenues:
Oil, gas and NGL production	$178,328	$204,537	$464,137
Other operating revenues	491	3,355	8,154
Total operating revenues	178,819	207,892	472,291
Operating Expenses:
Lease operating expense	27,886	42,753	60,308
Gathering, transportation and processing expense	2,365	3,482	35,437
Production tax expense	10,638	12,197	31,333
Exploration expense	83	153	453
Impairment, dry hole costs and abandonment expense	4,249	575,310	46,881
(Gain) loss on sale of properties	1,078	1,745	100,407
Depreciation, depletion and amortization	171,641	205,275	235,805
Unused commitments	18,272	19,099	4,434
General and administrative expense	42,169	53,890	53,361
Other operating expenses, net	(316)	—	—
Total operating expenses	278,065	913,904	568,419
Operating Income (Loss)	(99,246)	(706,012)	(96,128)
Other Income and Expense:
Interest and other income	235	565	1,294
Interest expense	(59,373)	(65,305)	(69,623)
Commodity derivative gain (loss)	(20,720)	104,147	197,447
Gain (loss) on extinguishment of debt	8,726	1,749	—
Total other income and expense	(71,132)	41,156	129,118
Income (Loss) before Income Taxes	(170,378)	(664,856)	32,990
(Provision for) Benefit from Income Taxes	—	177,085	(17,909)
Net Income (Loss)	$(170,378)	$(487,771)	$15,081
Net Income (Loss) Per Common Share, Basic	$(3.08)	$(10.10)	$0.31
Net Income (Loss) Per Common Share, Diluted	$(3.08)	$(10.10)	$0.31
Weighted Average Common Shares Outstanding, Basic	55,384,020	48,303,276	48,010,730
Weighted Average Common Shares Outstanding, Diluted	55,384,020	48,303,276	48,435,725

See notes to Consolidated Financial Statements.

BILL BARRETT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Net Income (Loss)	$(170,378)	$(487,771)	$15,081
Other Comprehensive Income (Loss), net of tax:
Effect of derivative financial instruments	—	—	(669)
Other comprehensive income (loss)	—	—	(669)
Comprehensive Income (Loss)	$(170,378)	$(487,771)	$14,412

See notes to Consolidated Financial Statements.

BILL BARRETT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Operating Activities:
Net Income (Loss)	$(170,378)	$(487,771)	$15,081
Adjustments to reconcile to net cash provided by operations:
Depreciation, depletion and amortization	171,641	205,275	235,805
Deferred income taxes	—	(176,797)	16,644
Impairment, dry hole costs and abandonment expense	4,249	575,310	46,881
Commodity derivative (gain) loss	20,720	(104,147)	(197,447)
Settlements of commodity derivatives	95,598	179,652	(1,888)
Stock compensation and other non-cash charges	8,982	10,040	11,352
Amortization of debt discounts and deferred financing costs	2,834	4,624	4,264
(Gain) loss on extinguishment of debt	(8,726)	(1,749)	—
(Gain) loss on sale of properties	1,078	1,745	100,407
Change in operating assets and liabilities:
Accounts receivable	10,624	20,995	32,163
Prepayments and other assets	350	311	1,643
Accounts payable, accrued and other liabilities	(2,893)	(18,798)	5,119
Amounts payable to oil and gas property owners	(9,465)	(3,530)	(7,132)
Production taxes payable	(2,878)	(11,482)	(1,175)
Net cash provided by (used in) operating activities	121,736	193,678	261,717
Investing Activities:
Additions to oil and gas properties, including acquisitions	(106,870)	(324,534)	(580,943)
Additions of furniture, equipment and other	(1,195)	(1,223)	(3,658)
Proceeds from sale of properties and other investing activities	24,927	123,122	555,296
Cash paid for short-term investments	—	(114,883)	—
Proceeds from the sale of short-term investments	—	115,000	—
Net cash provided by (used in) investing activities	(83,138)	(202,518)	(29,305)
Financing Activities:
Proceeds from debt	—	—	165,000
Principal and redemption premium payments on debt	(440)	(25,191)	(283,546)
Proceeds from stock option exercises	—	—	126
Proceeds from sale of common stock, net of offering costs	110,003	—	—
Deferred financing costs and other	(1,156)	(3,037)	(2,683)
Net cash provided by (used in) financing activities	108,407	(28,228)	(121,103)
Increase (Decrease) in Cash and Cash Equivalents	147,005	(37,068)	111,309
Beginning Cash and Cash Equivalents	128,836	165,904	54,595
Ending Cash and Cash Equivalents	$275,841	$128,836	$165,904

See notes to Consolidated Financial Statements.

BILL BARRETT CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Treasury Stock	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance at December 31, 2013	$48	$904,261	$100,740	$—	$669	$1,005,718
Exercise of options, restricted stock activity and shares exchanged for exercise and tax withholding	—	126	—	(2,684)	—	(2,558)
Stock-based compensation	—	11,916	—	—	—	11,916
Retirement of treasury stock	—	(2,684)	—	2,684	—	—
Net income (loss)	—	—	15,081	—	—	15,081
Effect of derivative financial instruments, net of $410 of taxes	—	—	—	—	(669)	(669)
Balance at December 31, 2014	48	913,619	115,821	—	—	1,029,488
Exercise of options, restricted stock activity and shares exchanged for exercise and tax withholding	—	—	—	(1,173)	—	(1,173)
Stock-based compensation	—	10,468	—	—	—	10,468
Retirement of treasury stock	—	(1,173)	—	1,173	—	—
Settlement of convertible notes	—	(1,596)	—	—	—	(1,596)
Net income (loss)	—	—	(487,771)	—	—	(487,771)
Balance at December 31, 2015	48	921,318	(371,950)	—	—	549,416
Exercise of options, restricted stock activity and shares exchanged for exercise and tax withholding	1	—	—	(1,114)	—	(1,113)
Stock-based compensation	—	9,455	—	—	—	9,455
Retirement of treasury stock	—	(1,114)	—	1,114	—	—
Exchange of senior notes for shares of common stock	10	74,390	—	—	—	74,400
Issuance of common stock, net of offering costs	15	109,748	—	—	—	109,763
Net income (loss)	—	—	(170,378)	—	—	(170,378)
Balance at December 31, 2016	$74	$1,113,797	$(542,328)	$—	$—	$571,543

See notes to Consolidated Financial Statements.

BILL BARRETT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2016, 2015 and 2014

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

Short-term Investments. Short-term investments have maturities of more than three months and less than one year. The Company's held-to-maturity securities entered into during 2015 all matured as of December 31, 2015.

Accounts Receivable. Accounts receivable is comprised of the following:

	As of December 31,
	2016	2015
	(in thousands)
Accrued oil, gas and NGL sales	$26,542	$33,594
Due from joint interest owners	4,366	8,373
Other	1,952	1,508
Allowance for doubtful accounts	(23)	(14)
Total accounts receivable	$32,837	$43,461

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

The following table sets forth the net capitalized costs and associated accumulated DD&A and non-cash impairments relating to the Company's oil, natural gas and NGL producing activities:

	As of December 31,
	2016	2015
	(in thousands)
Proved properties	$306,075	$320,538
Wells and related equipment and facilities	1,164,354	1,592,716
Support equipment and facilities	63,238	77,785
Materials and supplies	5,706	9,171
Total proved oil and gas properties	$1,539,373	$2,000,210
Unproved properties	27,790	33,336
Wells and facilities in progress	31,040	45,862
Total unproved oil and gas properties, excluded from amortization	$58,830	$79,198
Accumulated depreciation, depletion, amortization and impairment	(543,154)	(918,510)
Total oil and gas properties, net	$1,055,049	$1,160,898

All exploratory wells are evaluated for economic viability within one year of well completion. Exploratory wells that discover potentially economic reserves in areas where a major capital expenditure would be required before production could begin, and where the economic viability of that major capital expenditure depends upon the successful completion of further exploratory work in the area, remain capitalized if the well finds a sufficient quantity of reserves to justify its completion as a producing well and the Company is making sufficient progress assessing the reserves and the economic and operating viability of the project. As of December 31, 2016 and 2015, there were no exploratory well costs that had been capitalized for a period greater than one year since the completion of drilling.

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

Oil and gas properties are also assessed for impairment once they meet the criteria to be classified as held for sale. Assets held for sale are carried at the lower of carrying cost or fair value less costs to sell. The fair value of the assets is determined using a market approach, based on an estimated selling price, as evidenced by current marketing activities, if possible. If an estimated selling price is not available, the Company utilizes the income valuation technique which involves calculating the present value of future revenues, as discussed above. If the carrying amount of the assets exceeds the fair value less costs to sell, an impairment will result to reduce the value of the properties down to fair value less costs to sell.

The Company recognized non-cash impairment charges, which were included within impairment, dry hole costs and abandonment expense in the Consolidated Statements of Operations, as follows:

	Year Ended December 31,
	2016	2015		2014
	(in thousands)
Non-cash impairment of proved oil and gas properties	$—	$559,282	(1)	$15,761	(2)
Non-cash impairment of unproved oil and gas properties	183	13,156	(1)	24,082	(3)
Non-cash impairment of inventory	—	—		340
Dry hole costs	97	123		101
Abandonment expense	3,969	2,749		6,597
Total non-cash impairment, dry hole costs and abandonment expense	$4,249	$575,310		$46,881

(1)
Due to the decline in oil prices, the Company recognized a non-cash impairment charge associated with the Company's Uinta Oil Program proved and unproved oil and gas properties for the year ended December 31, 2015.

(2)
As a result of the Powder River Oil Divestiture (see Note 4), the carrying values of the remaining properties were analyzed relative to their estimated fair market value. As a result, the Company recognized impairment of $14.8 million. These properties were classified as held for sale as of December 31, 2014. The remaining impairment of $1.0 million related to the sale of natural gas assets in the West Tavaputs area of the Uinta Basin in 2013 based on a true up of previously estimated carrying value.

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

Accounts Payable and Accrued Liabilities. Accounts payable and accrued liabilities are comprised of the following:

	As of December 31,
	2016	2015
	(in thousands)
Accrued drilling, completion and facility costs	$15,594	$32,895
Accrued lease operating, gathering, transportation and processing expenses	4,261	4,930
Accrued general and administrative expenses	6,375	10,962
Accrued interest payable	12,264	13,918
Trade payables	7,900	620
Other	3,053	1,012
Total accounts payable and accrued liabilities	$49,447	$64,337

Environmental Liabilities. Environmental expenditures that relate to an existing condition caused by past operations and that do not contribute to current or future revenue generation are expensed. Environmental liabilities are accrued when environmental assessments and/or clean-ups are probable, and the costs can be reasonably estimated. Recent case law in Wyoming has exposed us to potential obligations for plugging and abandoning wells, and associated reclamation, for assets that were sold to other industry parties in prior years. If such third parties become unable to fulfill their contract obligations to the Company as provided for in purchase and sale agreements, regulatory agencies and landowners may demand that the Company perform such activities. The Company recognized $0.3 million associated with these obligations in other operating expenses in the Consolidated Statement of Operations for the year ended December 31, 2016.

Revenue Recognition. Oil, gas and NGL revenues are recognized when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred and title has transferred, and collectability of the revenue is reasonably assured. The Company uses the sales method to account for gas and NGL imbalances. Under this method, revenues are recorded on the basis of gas and NGLs actually sold by the Company. In addition, the Company records revenues for its share of gas and NGLs sold by other owners that cannot be volumetrically balanced in the future due to insufficient remaining reserves. The Company also reduces revenues for other owners' gas and NGLs sold by the Company that cannot be volumetrically balanced in the future due to insufficient remaining reserves. The Company's remaining over- and under- produced gas and NGLs balancing positions are taken into account in determining the Company's proved oil, gas and NGL reserves. Imbalances at December 31, 2016 and 2015 were not material.

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

The Company accounts for uncertainty in income taxes for tax positions taken or expected to be taken in a tax return. Only tax positions that meet the more-likely-than-not recognition threshold are recognized. The Company does not have any uncertain tax positions recorded as of December 31, 2016.

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

In satisfaction of its obligation upon conversion of the Convertible Notes, the Company may elect to deliver, at its option, cash, shares of its common stock or a combination of cash and shares of its common stock. As of December 31, 2016, the Company expected to settle the remaining Convertible Notes in cash. Therefore, the treasury stock method was used to measure the potentially dilutive impact of shares associated with that remaining conversion feature. The Company has the right at any time with at least 30 days' notice to call the Convertible Notes and the holders have the right to require the Company to purchase the notes on March 20, 2018 and March 20, 2023. The Convertible Notes have not been dilutive since their issuance in March 2008 and, therefore, did not impact the diluted net income per common share calculation for the year ended December 31, 2014. When there is a loss from continuing operations, as was the case for the years ended December 31, 2016 and 2015, all potentially dilutive shares are anti-dilutive and are consequently excluded from the calculation of diluted earnings per share. The diluted net income per common share excludes the anti-dilutive effect of 1,406,938 stock options and nonvested shares of common stock for the year ended December 31, 2014.

The following table sets forth the calculation of basic and diluted net income (loss) per share:

	Year Ended December 31,
	2016	2015	2014
	(in thousands, except per share amounts)
Net income (loss)	$(170,378)	$(487,771)	$15,081
Basic weighted-average common shares outstanding in period	55,384	48,303	48,011
Add dilutive effects of stock options and nonvested shares of common stock	—	—	425
Diluted weighted-average common shares outstanding in period	55,384	48,303	48,436
Basic net income (loss) per common share	$(3.08)	$(10.10)	$0.31
Diluted net income (loss) per common share	$(3.08)	$(10.10)	$0.31

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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. The objective of this update is to simplify the current guidance for stock compensation. The areas for simplification involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 is effective for the annual periods beginning after December 15, 2016, and interim periods within those annual periods. The standard will be adopted effective January 1, 2017. The areas involving tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows will not have a significant impact on the Company's disclosures and financial statements. The Company is still evaluating an entity-wide election to account for forfeitures when they occur as opposed to estimating the number of awards that are expected to vest under current GAAP rules.

In February 2016, the FASB issued ASU 2016-02, Leases. The objective of this update is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods. The Company has performed an initial assessment by compiling and analyzing contracts and leasing arrangements that may be affected. The Company is still evaluating the impact of adopting this standard.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. The objective of this update is to require deferred tax liabilities and assets to be classified as noncurrent in a classified statement of financial position. ASU 2015-17 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The standard will be adopted retrospectively, effective January 1, 2017, and will not have a significant impact on the Company's disclosures and financial statements.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. The objective of this update is to require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. This ASU amends ASU 2015-03 which had not addressed the balance sheet presentation of debt issuance costs incurred in connection with line-of-credit arrangements. Under ASU 2015-15, a Company may defer debt issuance costs associated with line-of-credit arrangements and present such costs as an asset, subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings. ASU 2015-03 and ASU 2015-15 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, should be applied retrospectively and represent a change in accounting principle. The Company adopted ASU 2015-03 and ASU 2015-15 effective January 1, 2016, and as a result, $8.7 million of debt issuance costs related to the Company’s senior notes and convertible senior notes was reclassified from deferred financing costs and other noncurrent assets to long-term debt in the Company’s consolidated balance sheet as of December 31, 2015. The Company elected to continue presenting the debt issuance costs associated with its credit facility within deferred financing costs and other noncurrent assets in the consolidated balance sheets.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. The objective of this update is to provide guidance in GAAP about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 was effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company adopted the standard for this annual report ending December 31, 2016, and it did not have a significant impact on the Company's disclosures and financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The objective of this update is to clarify the principles for recognizing revenue and to develop a common revenue standard. The FASB subsequently issued ASU 2015-14, ASU 2016-08, ASU 2016-10 and ASU 2016-12, which deferred the effective date of ASU 2014-09 and provided additional implementation guidance. The standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The standard will be adopted effective January 1, 2018. The Company has performed an assessment of its current existing revenue contracts and does not expect the standard to have a significant impact on the Company's financial statements other than additional disclosures.

3. Supplemental Disclosures of Cash Flow Information

Supplemental cash flow information is as follows:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Cash paid for interest	$58,193	$61,047	$65,935
Cash paid for income taxes	—	2	1
Supplemental disclosures of non-cash investing and financing activities:
Accrued receivables - oil and gas properties (1)	—	—	42,872
Accrued liabilities - oil and gas properties	23,944	33,805	72,297
Change in asset retirement obligations, net of disposals	(4,799)	(9,101)	(22,740)
Fair value of debt exchanged for common stock (2)	74,400	—	—
Retirement of treasury stock	(1,114)	(1,173)	(2,684)
Fair value of properties exchanged in non-cash transactions	—	—	77,078
Transfer of lease financing obligation	—	—	36,075

(1)	Includes a receivable of $42.9 million related to a settlement agreement with the U.S. Department of Interior resulting in the cancellation of certain Cottonwood Gulch natural gas leases in 2014.

(2)	See Note 5 for additional information regarding the Debt Exchange.

4. Divestitures

2016 Divestitures.

On July 14, 2016, the Company sold certain non-core assets in the Uinta Basin, which included approximately 40,000 net mineral acres. The Company received $28.3 million in cash proceeds, after initial closing adjustments. In addition to the cash proceeds, the Company recognized non-cash proceeds of $4.8 million related to relief from the Company's asset retirement obligation. Assets sold included $31.1 million in proved oil and gas properties, net of accumulated depreciation, depletion, amortization and impairment, and $2.0 million in unproved oil and gas properties. Liabilities sold included $4.8 million of asset retirement obligations. The transaction was accounted for as a cost recovery, therefore, no gain or loss was recognized. The divestiture proceeds are subject to customary purchase price adjustments and will be finalized in 2017.

2015 Divestitures.

On February 27, 2015, the Company sold its remaining Powder River Basin assets, which included 19,492 net mineral acres. The Company received $9.3 million in cash proceeds, after closing adjustments. These assets were classified as held for sale in the Consolidated Balance Sheet as of December 31, 2014. Upon the classification as held for sale, the assets were analyzed relative to their fair market values. The Company recognized proved and unproved property impairments of $14.8 million and $6.4 million, respectively, during the year ended December 31, 2014, with respect to these properties.

Also during the year ended December 31, 2015, the Company sold certain non-core assets located in the DJ Basin in two separate transactions that closed on October 21, 2015 and November 30, 2015, respectively. In the aggregate, these non-core assets included approximately 23,000 net acres (76% proved developed) and interests in legacy vertical producing wells and were sold for cash proceeds of $29.5 million, after closing adjustments.

On November 30, 2015, the Company sold certain non-core assets located in the Uinta Basin, which included approximately 17,600 net acres and interests in producing wells for cash proceeds of $25.3 million, after closing adjustments.

2014 Divestitures.

During the year ended December 31, 2014, the Company completed the sale or exchange of the majority of its Powder River Basin assets (the "Powder River Oil Divestiture") in four separate transactions with effective dates of April 1, 2014 and closing dates during the three months ended September 30, 2014. The sales resulted in aggregate net cash proceeds of $30.0 million after closing adjustments. The divestiture proceeds were subject to customary purchase price adjustments and were finalized during 2015. Three transactions involved the cumulative sale of 17,497 net mineral acres. The fourth transaction involved an exchange of 29,015 net mineral acres in the Powder River Basin for 7,856 net mineral acres within the southern block of the Company's operated Northeast Wattenberg area of the Denver-Julesburg Basin, valued at $71.0 million. Assets sold or exchanged as part of the overall Powder River Oil Divestiture included $86.2 million in proved and $40.6 million in unproved oil and gas properties, net of accumulated depreciation, depletion, amortization and impairment of $33.1 million and $1.3 million in asset retirement obligations. A loss on sale of $24.4 million related to these transactions is included within operating expenses in the Consolidated Statements of Operations.

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

Assets:
Proved properties	$1,320,745
Furniture, equipment and other	4,907
Accumulated depreciation, depletion, amortization and impairment	(688,864)
Total assets	$636,788
Liabilities:
Asset retirement obligation	$22,448
Lease financing obligation	36,075
Other liabilities	84
Total liabilities	$58,607
Net assets	$578,181

5. Long-Term Debt

The Company's outstanding debt is summarized below:

		As of December 31, 2016			As of December 31, 2015
	Maturity Date	Principal	Debt Issuance Costs	Carrying Amount	Principal	Debt Issuance Costs	Carrying Amount
		(in thousands)
Amended Credit Facility (1)	April 9, 2020	$—	$—	$—	$—	$—	$—
Convertible Notes (2)(3)	March 15, 2028	579	—	579	579	—	579
7.625% Senior Notes (4)	October 1, 2019	315,300	(2,169)	313,131	400,000	(3,752)	396,248
7.0% Senior Notes (5)	October 15, 2022	400,000	(4,227)	395,773	400,000	(4,953)	395,047
Lease Financing Obligation (6)	August 10, 2020	2,782	(3)	2,779	3,222	(4)	3,218
Total Debt		$718,661	$(6,399)	$712,262	$803,801	$(8,709)	$795,092
Less: Current Portion of Long-Term Debt (7)		454	—	454	440	—	440
Total Long-Term Debt		$718,207	$(6,399)	$711,808	$803,361	$(8,709)	$794,652

(1)
In April 2015, the definition of "Maturity Date" in the Amended Credit Facility was amended to mean the earliest of (a) April 9, 2020 or (b) the date 181 days prior to the maturity of certain unsecured senior or senior subordinated debt of the Company in existence as of April 9, 2015 or that may be incurred by the Company as of a future date, or any permitted refinancing debt in respect thereof.

(2)	The aggregate estimated fair value of the Convertible Notes was approximately $0.5 million as of both December 31, 2016 and 2015 based on reported market trades of these instruments.

(3)
The Company has the right at any time, with at least 30 days' notice, to call the Convertible Notes, and the holders have the right to require the Company to purchase the notes on each of March 20, 2018 and March 20, 2023.

(4)
The aggregate estimated fair value of the 7.625% Senior Notes was approximately $314.5 million and $270.2 million as of December 31, 2016 and 2015, respectively, based on reported market trades of these instruments.

(5)
The aggregate estimated fair value of the 7.0% Senior Notes was approximately $384.5 million and $272.0 million as of December 31, 2016 and 2015, respectively, based on reported market trades of these instruments.

(6)
The aggregate estimated fair value of the Lease Financing Obligation was approximately $2.6 million and $3.1 million as of December 31, 2016 and 2015, respectively. As there is no active public market for the Lease Financing Obligation, the aggregate estimated fair value was based on market-based parameters of comparable term secured financing instruments.

(7)	The current portion of long-term debt as of December 31, 2016 and 2015 includes the current portion of the Lease Financing Obligation.

Amended Credit Facility

The Amended Credit Facility had commitments from 13 lenders and a borrowing base of $300.0 million as of December 31, 2016. As credit support for future payment under a contractual obligation, a $26.0 million letter of credit has been issued under the Amended Credit Facility, which reduced the current available borrowing capacity of the Amended Credit Facility, which reduced the available borrowing capacity of the Amended Credit Facility as of December 31, 2016 to $274.0 million. The Company had no borrowings outstanding under the Amended Credit Facility as of December 31, 2016 or at any time during 2016.

Interest rates under the Amended Credit Facility are LIBOR plus applicable margins of 1.5% to 2.5% or ABR plus 0.5% to 1.5% and the unused commitment fee is between 0.375% to 0.5% based on borrowing base utilization.

The borrowing base under the Amended Credit Facility is determined at the discretion of the lenders, based on the collateral value of the Company's proved reserves that have been mortgaged to the lenders, and is subject to regular re-determinations on, or about April 1 and October 1 of each year, as well as following any property sales. Future borrowing bases will be computed based on proved oil, natural gas and NGL reserves, hedge positions and estimated future cash flows from those reserves calculated using future commodity pricing provided by the Company's lenders, as well as any other outstanding debt. Lower commodity prices could result in a decreased borrowing base.

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

5% Convertible Senior Notes Due 2028

On March 12, 2008, the Company issued $172.5 million aggregate principal amount of Convertible Notes. On March 20, 2012, $147.2 million of the outstanding principal amount, or approximately 85% of the outstanding Convertible Notes, were put to the Company and redeemed by the Company at par. On March 20, 2015, $24.8 million of the remaining outstanding principal amount, or approximately 98% of the remaining outstanding Convertible Notes, were put to the Company and redeemed by the Company at par. The Company settled the notes in cash and recognized a gain on extinguishment of $2.6 million in the Consolidated Statements of Operations for the year ended December 31, 2015. As of December 31, 2016, $0.6 million aggregate principal amount of the Convertible Notes was outstanding. The Convertible Notes mature on March 15, 2028, unless earlier converted, redeemed or purchased by the Company. The Convertible Notes are senior unsecured obligations and rank equal in right of payment to all of the Company's existing and future senior unsecured indebtedness, are senior in right of payment to all of the Company's future subordinated indebtedness, and are effectively subordinated to all of the Company's secured indebtedness with respect to the collateral securing such indebtedness. The Convertible Notes are structurally subordinated to all present and future secured and unsecured debt and other obligations of the Company's subsidiaries. The Convertible Notes are fully and unconditionally guaranteed by the subsidiaries that guarantee the Company's indebtedness under the Amended Credit Facility, the 7.625% Senior Notes and the 7.0% Senior Notes.

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

7.625% Senior Notes Due 2019

On September 27, 2011, the Company issued $400.0 million in principal amount of 7.625% Senior Notes due October 1, 2019 at par. On June 3, 2016, the Company completed a debt exchange with a holder of the 7.625% Senior Notes (the "Debt Exchange"). The holder exchanged $84.7 million principal amount of the 7.625% Senior Notes for 10,000,000 newly issued shares of the Company’s common stock. Based on the fair value of the shares issued, the Company recognized an $8.7 million gain on extinguishment of debt on the Consolidated Statement of Operations for the year ended December 31, 2016. After the Debt Exchange, $315.3 million aggregate principal amount of the 7.625% Senior Notes was outstanding as of December 31, 2016.

The 7.625% Senior Notes mature on October 1, 2019, unless earlier redeemed or purchased by the Company. Interest is payable in arrears semi-annually on April 1 and October 1 of each year. The 7.625% Senior Notes are senior unsecured obligations of the Company and rank equal in right of payment with all of the Company's other existing and future senior unsecured indebtedness, including the Company's Convertible Notes and 7.0% Senior Notes. The 7.625% Senior Notes are redeemable at the Company’s option at a redemption price of 101.906% of the principal amount of the notes until October 1, 2017 when they will become redeemable at 100.000%. The 7.625% Senior Notes are fully and unconditionally guaranteed by the subsidiaries that guarantee the Company's indebtedness under the Amended Credit Facility, the Convertible Notes and the 7.0% Senior Notes. The 7.625% Senior Notes include certain covenants that limit the Company's ability to incur additional indebtedness, make restricted payments, create liens or sell assets and that generally prohibit the Company from paying dividends. The Company is currently in compliance with all financial covenants and has complied with all financial covenants since issuance.

7.0% Senior Notes Due 2022

On March 12, 2012, the Company issued $400.0 million in aggregate principal amount of 7.0% Senior Notes due October 15, 2022 at par. The 7.0% Senior Notes mature on October 15, 2022, unless earlier redeemed or purchased by the Company. Interest is payable in arrears semi-annually on April 15 and October 15 of each year. The 7.0% Senior Notes are senior unsecured obligations and rank equal in right of payment with all of the Company's other existing and future senior unsecured indebtedness, including the Convertible Notes and 7.625% Senior Notes. The 7.0% Senior Notes will become redeemable at the Company's option on October 15, 2017 at an initial redemption price of 103.5% of the principal amount of the notes. The 7.0% Senior Notes are fully and unconditionally guaranteed by the subsidiaries that guarantee the Company's indebtedness under the Amended Credit Facility, the Convertible Notes and the 7.625% Senior Notes. The 7.0% Senior Notes include certain covenants that limit the Company's ability to incur additional indebtedness, make restricted payments, create liens or sell assets and that generally prohibit the Company from paying dividends. The Company is currently in compliance with all financial covenants and has complied with all financial covenants since issuance.

Nothing in the 7.625% Senior Notes, the 7.0% Senior Notes, or the Convertible Notes prohibits the Company from time to time repurchasing any of the notes at any price in open market purchases or negotiated transactions or by tender offer or otherwise without any notice to or consent by holders.

Lease Financing Obligation Due 2020

The Company has a lease financing obligation with a balance of $2.8 million as of December 31, 2016 resulting from the Company's sale and subsequent leased back of certain compressors and related facilities owned by the Company (the "Lease Financing Obligation"). The Lease Financing Obligation expires on August 10, 2020, and the Company has the option to purchase the equipment at the end of the lease term for the then current fair market value. The Lease Financing Obligation also contains an early buyout option pursuant to which the Company may purchase the equipment for $1.8 million on February 10, 2019. The lease payments related to the equipment are recognized as principal and interest expense based on a weighted average implicit interest rate of 3.3%. See Note 13 for discussion of aggregate minimum future lease payments.

6. Asset Retirement Obligations

A reconciliation of the Company's asset retirement obligations for the year ended December 31, 2016, 2015 and 2014 is as follows:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Beginning of period	$15,176	$22,852	$43,005
Liabilities incurred	83	781	4,027
Liabilities settled	(16)	(739)	(6,283)
Disposition of properties	(4,840)	(9,056)	(23,722)
Accretion expense	861	1,425	2,587
Revisions to estimate	(26)	(87)	3,238
End of period	$11,238	$15,176	$22,852
Less: Liabilities associated with properties held for sale	—	—	146
Less: Current asset retirement obligations	535	1,110	1,114
Long-term asset retirement obligations	$10,703	$14,066	$21,592

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

The following tables set forth by level within the fair value hierarchy the Company's assets and liabilities that were measured at fair value in the Consolidated Balance Sheets.

	As of December 31, 2016
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash Equivalents (1)	$40,115	$—	$—	$40,115
Deferred Compensation Plan (1)	1,447	—	—	1,447
Commodity Derivatives (1)	—	13,156	—	13,156
Liabilities
Commodity Derivatives (1)	$—	$10,003	$—	$10,003

(1)	This represents a financial asset or liability that is measured at fair value on a recurring basis.

	As of December 31, 2015
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash Equivalents (1)	$60,065	$—	$—	$60,065
Deferred Compensation Plan (1)	1,231	—	—	1,231
Commodity Derivatives (1)	—	119,471	—	119,471
Proved oil and gas properties (2)	—	—	178,221	178,221
Unproved oil and gas properties (2)	—	—	5,539	5,539

(1)	This represents a financial asset or liability that is measured at fair value on a recurring basis.

(2)	This represents a non-financial asset or liability that is measured at fair value on a nonrecurring basis.

Cash equivalents – The highly liquid cash equivalents are recorded at carrying value. Carrying value approximates fair value, which represents a Level 1 input.

Deferred compensation plan – The Company maintains a non-qualified deferred compensation plan which allows certain management employees to defer receipt of a portion of their compensation. The Company maintains assets for the deferred compensation plan in a rabbi trust. The assets of the rabbi trust are invested in publicly traded mutual funds and are recorded in other current and other long-term assets in the Consolidated Balance Sheets. The deferred compensation plan financial assets are reported at fair value based on active market quotes, which represent Level 1 inputs.

Commodity derivatives – The fair value of crude oil, natural gas and NGL forwards are valued based on an income approach using various assumptions, such as quoted forward prices for commodities and time value factors. These assumptions are observable in the marketplace throughout the full term of the contract, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace, and are, therefore, designated as Level 2 inputs. The Company utilizes its counterparties’ valuations to assess the reasonableness of its own valuations.

The commodity derivatives have been adjusted for non-performance risk. For applicable financial assets carried at fair value, the credit standing of the counterparties is analyzed and factored into the fair value measurement of those assets. In addition, the fair value measurement of a liability has been adjusted to reflect the nonperformance risk of the Company.

Oil and gas properties – Oil and gas property costs are evaluated for impairment and reduced to fair value when there is an indication that the carrying costs may not be recoverable. If an impairment is necessary, the fair value is estimated by using either a market approach based on recent sales prices of comparable properties and/or indications from marketing activities or by using the income valuation technique, which involves calculating the present value of future revenues. The present value, net of estimated operating and development costs, is calculated using estimates of reserves, future commodity pricing, future production estimates, anticipated capital expenditures and various discount rates commensurate with the risk and current market conditions associated with realizing the projected cash flows, predominantly all of which are designated as Level 3 inputs within the fair value hierarchy. During the year ended December 31, 2016, no properties were measured at fair value. During the year ended December 31, 2015, the Company reduced its Uinta Oil Program assets to a fair value of $183.8 million, resulting in a non-cash impairment charge of $572.4 million.

Long-term Debt – Long-term debt is not presented at fair value on the Consolidated Balance Sheets, as it is recorded at carrying value, net of unamortized debt issuance costs. The fair values of the Company's fixed rate 7.625% Senior Notes and 7.0% Senior Notes totaled $699.0 million and $542.2 million as of December 31, 2016 and 2015, respectively. The fair values of the Company's fixed rate Senior Notes are based on active market quotes, which represent Level 1 inputs.

The Company estimated the fair value of the Debt Exchange based on the fair value of the Company's common stock. The fair value of the common stock was based on active market quotes, which represent Level 1 inputs. The Company recognized an $8.7 million gain on extinguishment of debt on the Consolidated Statement of Operations for the year ended December 31, 2016 as a result of the Debt Exchange. See Note 5 for additional information regarding the Debt Exchange.

There is no active, public market for the Amended Credit Facility, Convertible Notes or Lease Financing Obligation. The recorded value of the Amended Credit Facility approximates its fair value due to its floating rate structure based on the LIBOR spread, secured interest, and the Company's borrowing base utilization. The Amended Credit Facility had a balance of zero as of both December 31, 2016 and 2015. The Convertible Notes had a fair value of $0.5 million as of both December 31, 2016 and 2015. The fair value of the Convertible Notes is measured based on market-based parameters of the various components of the Convertible Notes and over the counter trades. The Lease Financing Obligation fair values of $2.6 million and $3.1 million as of December 31, 2016 and 2015, respectively, are measured based on market-based parameters of comparable term secured financing instruments. The fair value measurements for the Amended Credit Facility, Convertible Notes and Lease Financing Obligation represent Level 2 inputs.

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

	As of December 31, 2016
Balance Sheet	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet		Net Amounts of Assets Presented in the Balance Sheet
		(in thousands)
Derivative assets (current)	$13,156	$(4,758)	(1)	$8,398
Derivative assets (noncurrent)	—	—		—
Total derivative assets	$13,156	$(4,758)		$8,398
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet		Net Amounts of Liabilities Presented in the Balance Sheet
		(in thousands)
Derivative liabilities	$(9,104)	$4,758	(1)	$(4,346)
Derivatives and other noncurrent liabilities	(899)	—	(2)	(899)
Total derivative liabilities	$(10,003)	$4,758		$(5,245)

	As of December 31, 2015
Balance Sheet	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet		Net Amounts of Assets Presented in the Balance Sheet
		(in thousands)
Derivative assets (current)	$99,809	$—		$99,809
Derivative assets (noncurrent)	19,662	—		19,662
Total derivative assets	$119,471	$—		$119,471

(1)	Asset and liability balances with the same counterparty are presented as a net asset or liability on the Consolidated Balance Sheets.

(2)	As of December 31, 2016, this line item on the Consolidated Balance Sheet includes $5.4 million of other noncurrent liabilities.

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

	Derivatives Qualifying as Cash Flow Hedges	Year Ended December 31,
		2016	2015	2014
		(in thousands)
Amount of Gain (Loss) Recognized in AOCI	Commodity Hedges	$—	$—	$—
Amount of Gain (Loss) Reclassified from AOCI into Income (net of tax) (1)(2)	Commodity Hedges	$—	$—	$669
Amount of Gain (Loss) Recognized in Income on Ineffective Hedges	Commodity Hedges	$—	$—	$—

(1)	Presented net of income tax expense of $0.4 million for the year ended December 31, 2014.

(2)	Gains reclassified from AOCI into income are included in the oil, gas and NGL production revenues in the Consolidated Statements of Operations.

As of December 31, 2016, the Company had financial instruments in place to hedge the following volumes for the periods indicated:

	For the Year 2017		For the Year 2018
	Derivative Volumes	Weighted Average Price	Derivative Volumes	Weighted Average Price
Oil (Bbls)	2,222,875	$58.79	363,500	$54.04
Natural Gas (MMbtu)	3,650,000	2.96	—	—

The table below summarizes the commodity derivative gains and losses the Company recognized related to its oil, gas and NGL derivative instruments for the periods indicated:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Commodity derivative settlements on derivatives designated as cash flow hedges (1)	$—	$—	$1,070
Total commodity derivative gain (loss) (2)	(20,720)	104,147	197,447

(1)	Included in oil, gas and NGL production revenues in the Consolidated Statements of Operations.

(2)	Included in commodity derivative gain (loss) in the Consolidated Statements of Operations.

The Company's derivative financial instruments are generally executed with major financial or commodities trading institutions. The instruments expose the Company to market and credit risks and may, at times, be concentrated with certain counterparties or groups of counterparties. The Company had hedges in place with six different counterparties as of December 31, 2016. Although notional amounts are used to express the volume of these contracts, the amounts potentially subject to credit risk, in the event of non-performance by the counterparties, are substantially smaller. The creditworthiness of counterparties is subject to continual review by management, and the Company believes all of these institutions currently are acceptable credit risks. Full performance is anticipated, and the Company has no past due receivables from any of its counterparties.

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

9. Income Taxes

The (expense) benefit for income taxes consisted of the following for the periods indicated:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Current:
Federal	$—	$—	$(1,220)
State	—	—	(44)
Foreign	—	—	(1)
Deferred:
Federal	—	158,757	(10,246)
State	—	18,328	(6,398)
Total	$—	$177,085	$(17,909)

Income tax (expense) benefit differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pretax income from continuing operations as a result of the following:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Income tax (expense) benefit at the federal statutory rate	$59,632	$232,700	$(11,546)
State income taxes, net of federal tax effect	4,971	19,399	(932)
Incentive stock compensation	(8)	(69)	(199)
Nondeductible political contributions and lobbying costs	(18)	(11)	(108)
Nondeductible officer compensation	(56)	(110)	(229)
Other permanent items	(44)	(89)	(89)
Valuation allowance	(64,477)	(74,978)	—
Deferred tax related to the changes in overall state tax rates	—	(74)	(5,230)
Other, net	—	317	424
Income tax (expense) benefit	$—	$177,085	$(17,909)

The tax effects of temporary differences that give rise to significant components of the deferred tax assets and deferred tax liabilities at December 31, 2016 and 2015 are presented below:

	As of December 31,
	2016	2015
	(in thousands)
Current:
Deferred tax assets (liabilities):
Derivative instruments	$(1,537)	$(37,846)
Accrued expenses	256	230
Bad debt expense	9	5
Prepaid expenses	(324)	(615)
Other	9	7
Total current deferred tax assets (liabilities)	$(1,587)	$(38,219)

Long-term:
Deferred tax assets:
Net operating loss carryforward	$252,436	$124,828
Stock-based compensation	18,048	17,123
Deferred rent	443	622
Minimum tax credit carryforward	1,402	1,402
Deferred compensation	1,058	915
State tax credit carryforwards	5,588	5,641
Financing obligation	1,260	1,428
Other	263	269
Less: Valuation allowance	(142,032)	(80,088)
Total long-term deferred tax assets	138,466	72,140
Deferred tax liabilities:
Oil and gas properties	(137,220)	(26,466)
Long-term derivative instruments	341	(7,455)
Total long-term deferred tax assets (liabilities)	(136,879)	(33,921)
Net long-term deferred tax assets (liabilities)	$1,587	$38,219

At December 31, 2016, the Company projected approximately $674.5 million of federal tax net operating loss carryforwards which expire beginning in 2025. The Company has a federal alternative minimum tax credit carryforward of $1.4 million, which has no expiration date.

In assessing the ability to realize the benefit of the deferred tax assets, management must consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers all available evidence (both positive and negative) in determining whether a valuation allowance is required. Such evidence includes the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment, and judgment is required in considering the relative weight of negative and positive evidence. In regard to the Company's net deferred tax asset position, the Company considered all available evidence in assessing the need for a valuation allowance against the deferred tax asset. The Company recorded a $64.5 million and $75.0 million valuation allowance for the years ended December 31, 2016 and 2015, respectively. At December 31, 2016, the Company had approximately $8.7 million of state income tax credit carryforwards that begin expiring in 2018. A valuation allowance against these credits was recorded in 2011. It is currently estimated that the state income tax credits will not be utilized because the Company does not project to have sufficient future taxable income in the appropriate jurisdictions, and therefore the valuation allowance on the full amount of the credit carryforwards will remain.

At December 31, 2016 and 2015, the Consolidated Balance Sheet reflected a net deferred tax liability of zero.

The Company accounts for uncertainty in income taxes for tax positions taken or expected to be taken in a tax return. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits. The Company did not have any additions, reductions or settlements of unrecognized tax benefits in the years 2016, 2015 and 2014. In 2016, the Company generated no uncertain tax positions.

The Company's policy is to classify accrued penalties and interest related to unrecognized tax benefits in the Company's income tax provision. As of December 31, 2016, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the current year.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and in various states. With few exceptions, the Company is subject to U.S. federal tax examination for years 2013 through 2016 and is subject to state tax examination for years 2012 through 2016.

10. Stockholders' Equity

Common and Preferred Stock. The Company's authorized capital structure consists of 75,000,000 shares of preferred stock, par value $0.001 per share and 150,000,000 shares of common stock, par value $0.001 per share. There are no issued and outstanding shares of preferred stock.

On June 10, 2015, the Company entered into an Equity Distribution Agreement (the "Agreement") with Goldman, Sachs and Co. (the "Manager"). Pursuant to the terms of the Agreement, the Company may sell, from time to time through or to the Manager, shares of its common stock having an aggregate gross sales price of up to $100.0 million. Sales of the shares, if any, will be made by means of ordinary brokers' transactions through the facilities of the New York Stock Exchange, at market prices, in block transactions, to or through a market maker, through an electronic communications network or as otherwise agreed by the Company and the Manager. As of December 31, 2016, no shares have been sold pursuant to the Agreement.

On June 3, 2016, the Company issued 10,000,000 shares of common stock pursuant to a debt exchange with a holder of the Company's 7.625% Senior Notes. The holder exchanged $84.7 million principal amount of the 7.625% Senior Notes for 10,000,000 newly issued shares of the Company’s common stock.

On December 12, 2016, the Company completed a public offering of its common stock, selling 15,525,000 shares at a price of $7.40 per share, par value $0.001 per share. The sale included the full exercise by the underwriters of their option to purchase 2,025,000 shares of common stock. Net proceeds from the sale of common stock, after deducting fees and estimated expenses, were approximately $109.8 million.

Treasury Stock. The Company may occasionally acquire treasury stock, which is recorded at cost, in connection with the vesting and exercise of stock-based awards or for other reasons. As of December 31, 2016, all treasury stock held by the Company was retired.

The following table reflects the activity in the Company's common and treasury stock for the periods indicated:

	Year Ended December 31,
	2016	2015	2014
Common Stock Outstanding:
Shares at beginning of period	49,864,512	49,526,637	49,152,448
Exercise of common stock options	—	—	7,926
Shares issued for 401(k) plan	—	31,699	36,533
Shares issued for directors' fees	97,299	44,892	44,551
Shares issued for nonvested shares of common stock	686,500	673,087	857,870
Shares issued for debt exchange	10,000,000	—	—
Shares issued for equity offering	15,525,000	—	—
Shares retired or forfeited	(451,951)	(411,803)	(572,691)
Shares at end of period	75,721,360	49,864,512	49,526,637
Treasury Stock:
Shares at beginning of period	—	—	—
Treasury stock acquired	227,561	109,473	116,813
Treasury stock retired	(227,561)	(109,473)	(116,813)
Shares at end of period	—	—	—

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

The following table presents the long-term cash and equity incentive compensation related to awards for the periods indicated:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Common stock options (1)	$69	$652	$2,073
Nonvested common stock (1)	6,696	6,721	6,845
Nonvested common stock units (1)	883	1,115	1,065
Nonvested performance-based equity (1)	1,808	1,652	990
Nonvested performance cash units (2)	2,485	427	—
Total	$11,941	$10,567	$10,973

(1)
Unrecognized compensation cost as of December 31, 2016 was $6.2 million related to grants of nonvested shares of common stock that are expected to be recognized over a weighted-average period of 1.5 years.

(2)
The nonvested performance-based cash units are liability awards with $2.9 million and $0.4 million in derivatives and other noncurrent liabilities in the Consolidated Balance Sheets as of December 31, 2016 and 2015, respectively.

Stock Options and Nonvested Equity Awards. In May 2012, the Company's stockholders approved and the Company adopted its 2012 Equity Incentive Plan (the "2012 Incentive Plan"). The purpose of the 2012 Incentive Plan is to enhance the Company's ability to attract and retain officers, employees and directors and to provide such persons with an interest in the Company aligned with the interests of stockholders. The 2012 Incentive Plan provides for the grant of stock options (including incentive stock options and non-qualified stock options) and other awards, including performance units, performance shares, share awards, share units, restricted stock, cash incentive, and stock appreciation rights or SARs.

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

Currently, the Company's practice is to issue new shares upon stock option exercise. The Company does not expect to repurchase any shares in the open market or issue treasury shares to settle any such exercises. For the years ended December 31, 2016, 2015 and 2014, the Company did not pay cash to repurchase any stock option exercises.

A summary of share-based option activity under all the Company's plans as of December 31, 2016, and changes during the year then ended, is presented below:

Option Awards	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2016	917,821	$29.25
Granted (1)	—	—
Exercised	—	—
Forfeited or expired	(481,651)	27.76
Outstanding at December 31, 2016 (2)	436,170	30.89	1.16	$—

(1)	The Company has not granted any share-based option awards since 2012.

(2)	At December 31, 2016, all share-based options granted have vested and are exercisable.

The total intrinsic value of options exercised for the years ended December 31, 2016, 2015 and 2014 were zero, zero and $0.1 million, respectively. With respect to stock option exercises, the Company received zero, zero and $0.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.

The Company grants nonvested shares of common stock to employees and nonvested common stock units to non-employee, or outside directors. These awards are measured at fair value based on the closing price of the Company's common stock on the date of grant. A summary of the Company's nonvested shares of common stock as of December 31, 2016, 2015 and 2014, and changes during the years then ended, is presented below:

	Year Ended December 31,
	2016		2015		2014
Common Stock Awards	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1,	1,002,947	$15.53	793,064	$21.47	756,118	$22.17
Granted	686,500	5.11	673,087	11.85	542,209	22.00
Vested	(451,329)	15.90	(294,957)	21.69	(292,168)	24.05
Forfeited or expired	(69,019)	14.14	(168,247)	17.63	(213,095)	21.99
Outstanding at December 31,	1,169,099	9.33	1,002,947	15.53	793,064	21.47

The Company's outside directors receive annual compensation in the form of equity as common stock units, which are settled in common stock on a one-to-one basis. The outside directors may also elect to receive all or a portion of their cash compensation in the form of common stock units. Common stock units have only been granted to directors. A summary of the Company's nonvested common stock units as of December 31, 2016, 2015 and 2014, and changes during the years then ended, is presented in the table below:

	Year Ended December 31,
	2016		2015		2014
Common Stock Unit Awards	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1,	145,492	$11.07	54,945	$23.84	55,778	$19.35
Granted	98,974	7.02	135,439	8.31	45,928	24.49
Vested	(97,299)	8.43	(44,892)	18.38	(46,761)	22.25
Forfeited or expired	—	—	—	—	—	—
Outstanding at December 31,	147,167	10.09	145,492	11.07	54,945	23.84

The grant date fair value of equity awards vested for the years ended December 31, 2016, 2015 and 2014 was $8.0 million, $7.2 million and $8.0 million, respectively.

Performance Cash and Share Programs

During 2015 and 2016, the Company granted performance-based cash units that will settle in cash. These awards are accounted for as liability awards and are measured at fair value at each reporting date using a Monte Carlo simulation. A summary of the Company's nonvested performance-based cash units as of December 31, 2016 and 2015, and changes during the years then ended, is presented below:

	Year Ended December 31,
	2016		2015
Performance-Based Cash Unit Awards	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value
Outstanding at January 1,	391,278		—
Granted	646,572		422,345
Vested	—		—
Forfeited or expired	(95,524)		(31,067)
Outstanding at December 31,	942,326	$8.89	391,278	$3.95

During 2014 and in prior years, the Company granted performance-based shares that settled or will settle in common stock. These awards are accounted for as equity awards. The market-based goals or total shareholder return ("TSR") goals associated with these awards are valued at each reporting date using a Monte Carlo simulation. The non-market-based goals are measured at fair value based on the closing price of the Company's common stock on the date of grant. A summary of the Company's nonvested performance-based shares of common stock as of December 31, 2016, 2015 and 2014, and changes during the years then ended, is presented below:

	Year Ended December 31,
	2016		2015		2014
Performance-Based Common Stock Awards	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1,	468,561	$18.46	614,077	$19.62	584,032	$19.80
Granted	—	—	—	—	315,661	23.86
Vested (1)	(156,575)	19.81	(11,623)	23.07	(42,833)	19.51
Forfeited or expired	(155,371)	20.44	(133,893)	25.46	(242,783)	22.13
Outstanding at December 31,	156,615	19.54	468,561	18.46	614,077	19.62

(1)
The Compensation Committee approved a special retention award on July 18, 2013. A debt performance gate was required to be met as of December 31, 2013 in which the shares would vest on July 18, 2014, 2015 and 2016. The vested shares of 15,495, 11,623 and 11,623 are included in the vested line item for the years ended December 31, 2016, 2015 and 2014, respectively.

The grant date fair value of the performance-based shares vested in the years ended December 31, 2016, 2015 and 2014 was $3.1 million, $0.3 million and $0.8 million, respectively.

2016 Program. In March 2016, the Compensation Committee of the Board of Directors of the Company approved a performance cash program (the "2016 Program") granting performance cash units that will settle in cash and are accounted for as liability awards. The performance-based awards contingently vest in February 2019, depending on the level at which the performance goal is achieved. The performance goal, which will be measured over the three year period ending December 31, 2018, will be the Company's TSR based on a matrix measurement of the Company's absolute performance and ranking relative to a defined peer group's individual TSRs ("Relative TSR"). The Company's absolute performance is measured against the December 31, 2015 closing share price of $3.93 and if the Company's absolute performance is lower than the $3.93 share price, the payout is zero. If the Company's absolute performance is greater than the $3.93 share price, then the performance cash units will vest depending on the compound annual growth rate of the Company's absolute performance and the Relative TSR up to 200% of the original grant. A total of 646,572 units were granted under this program in during the year ended December 31, 2016.

2015 Program. In February 2015, the Compensation Committee approved a performance cash program (the "2015 Program") granting performance cash units that will settle in cash and are accounted for as liability awards. The performance-based awards contingently vest in May 2018, depending on the level at which the performance goals are achieved. The performance goals, which will be measured over the three year period ending December 31, 2017, consist of the TSR compared to Relative TSR (weighted at 60%) and the percentage change in discretionary cash flow per debt adjusted share relative to a defined peer group's percentage calculation ("DCF per Debt Adjusted Share") (weighted at 40%). The Relative TSR and DCF per Debt Adjusted Share goals will vest at 25% or 50%, respectively, of the total award for performance met at the threshold level, 100% at the target level and 200% at the stretch level. If the actual results for a metric are between the threshold and target levels or between the target and stretch levels, the vested number of units will be prorated based on the actual results compared to the threshold, target and stretch goals. If the threshold metrics are not met, no units will vest. In any event, the total number of units that could vest will not exceed 200% of the original number of performance cash units granted. At the end of the three year vesting period, any units that have not vested will be forfeited. A total of 422,345 units were granted under this program during the year ended December 31, 2015.

2014 Program. In February 2014, the Compensation Committee approved a new performance share program (the "2014 Program") pursuant to the 2012 Equity Incentive Plan. The awards in this program will settle in shares of common stock. The performance-based awards contingently vest in May 2017, depending on the level at which the performance goals are achieved. The performance goals, which will be measured over the three year period ending December 31, 2016, consist of the TSR compared to Relative TSR (weighted at 60%) and the percentage change in DCF per Debt Adjusted Share (weighted at 40%). The Relative TSR and DCF per Debt Adjusted Share goals will vest at 25% of the total award for performance met at the threshold level, 100% at the target level and 200% at the stretch level. If the actual results for a metric are between the threshold and target levels or between the target and stretch levels, the vested number of shares will be prorated based on the actual results compared to the threshold, target and stretch goals. If the threshold metrics are not met, no shares will vest. In any event, the total number of shares of common stock that could vest will not exceed 200% of the original number of performance shares granted. At the end of the three year vesting period, any shares that have not vested will be forfeited. A total of 315,661 shares were granted under this program during the year ended December 31, 2014. All compensation expense related to the TSR metric will be recognized if the requisite service period is fulfilled, even if the market condition is not achieved. All compensation expense related to the DCF per Debt Adjusted Share metric will be based on the number of shares expected to vest at the end of the three year period. Based upon the Company's performance through 2016, approximately 106.5% of the 2014 Program performance shares will vest in May 2017.

2013 Program. In February 2013, the Compensation Committee approved a new performance share program (the "2013 Program") pursuant to the 2012 Equity Incentive Plan. The performance-based awards vested in May 2016, based on the level at which the performance goals were achieved. The performance goals were measured over the three year period ending December 31, 2015, and consisted of the Relative TSR (weighted at 33 1/3%), the percentage change in DCF per Debt Adjusted Share (weighted at 33 1/3%) and percentage change in proved oil, natural gas and NGL reserves per debt adjusted share ("Reserves per Debt Adjusted Share") (weighted at 33 1/3%). The Relative TSR and DCF per Debt Adjusted Share goals were to vest at 25% of the total award for performance met at the threshold level, 100% at the target level and 200% at the stretch level. The Reserves per Debt Adjusted Share goal were to vest at 50% of the total award for performance met at the threshold level, 100% at the target level and 200% at the stretch level. If the threshold metrics were not met, no shares would vest. The total number of vested shares of common stock would not exceed 200% of the original number of performance shares granted. At the end of the three year vesting period, any shares that were not vested would be forfeited. All compensation expense related to the Relative TSR metric was recognized to the extent the requisite service period was fulfilled, even if the market condition was not achieved. All compensation expense related to the DCF per Debt Adjusted Share metric and the Reserves per Debt Adjusted Share metric was based upon the number of shares expected to vest at the end of the three year period. A total of 450,544 shares were granted under this program during the year ended December 31, 2013. Based upon the Company's performance through 2015, 59.6% or 141,080 shares of the 2013 Program vested in May 2016.

2012 Program. In March 2012, the Compensation Committee approved a new performance share program (the "2012 Program"). The awards in this program settled in shares of common stock. The performance-based awards vested in May 2015, on the level at which the performance goals were achieved. The performance goals, which were measured over the three year period ending December 31, 2014, were based on Relative TSR (weighted at 33 1/3%), the percentage change in DCF per Debt Adjusted Share relative to a defined peer group's percentage calculation (weighted at 33 1/3%) and the change in proved oil and natural gas reserves per debt adjusted share (weighted at 33 1/3%). All compensation expense related to the DCF per Debt Adjusted Share and oil and natural gas reserves per debt adjusted share metrics were based on the number of shares expected to vest at the end of the three year period. A total of 179,987 shares were granted under this program during the year ended December 31, 2012. Based on the Company's performance through 2014, none of the 2012 Program performance shares vested in May 2015.

Other Employee Benefits-401(k) Savings Plan. The Company has an employee-directed 401(k) savings plan (the "401(k) Plan") for all eligible employees over the age of 21. Under the 401(k) Plan, employees may make voluntary contributions based on a percentage of their pretax income, subject to statutory limitations.

The Company matches 100% of each employee's contribution, up to 6% of the employee's pretax income. Starting on April 1, 2015, the entire 6% match is comprised of cash only compared to the match in previous periods of 50% cash and 50% common stock. The Company's cash and common stock contributions are fully vested upon the date of match, and employees can immediately sell the portion of the match made with the Company's common stock. The Company made matching cash contributions of $1.0 million for the year ended December 31, 2016 and cash and common stock contributions of $1.2 million and $1.7 million for the years ended December 31, 2015 and 2014, respectively.

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

The table below summarizes the activity in the plan during the years ended December 31, 2016 and 2015, and the Company's ending deferred compensation liability as of December 31, 2016 and 2015:

	Year Ended December 31,
	2016	2015
	(in thousands)
Beginning deferred compensation liability balance	$1,231	$1,069
Employee contributions	275	410
Company matching contributions	165	119
Distributions	(352)	(346)
Participant earnings (losses)	128	(21)
Ending deferred compensation liability balance	$1,447	$1,231

Amount to be paid within one year	$214	$206
Remaining balance to be paid beyond one year	$1,233	$1,025

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

The following table represents the Company's activity in the investment assets held in the rabbi trust during the years ended December 31, 2016 and 2015:

	Year Ended December 31,
	2016	2015
	(in thousands)
Beginning investment balance	$1,231	$1,069
Investment purchases	440	529
Distributions	(352)	(346)
Earnings (losses)	128	(21)
Ending investment balance	$1,447	$1,231

12. Significant Customers and Other Concentrations

Significant Customers. During 2016, three customers individually accounted for over 10% of the Company's oil, gas and NGL production revenues. During 2015, four customers individually accounted for over 10% of the Company's oil, gas and NGL production revenues. During 2014, two customers individually accounted for over 10% of the Company's oil, gas and NGL production revenues. Collectability is dependent upon the financial stability of each individual company and is influenced by the general economic conditions of the industry. We normally sell production to a relatively small number of customers, as is customary in the development and production business. We sell our natural gas and related NGLs to one primary gas gathering and processing company. Based on where we operate and the availability of other purchasers and markets, we believe that our production can be sold in the market in the event that it is not sold to our existing customers. However, in some circumstances, a change in customers may entail significant transition costs during the transition to a new customer.

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

Concentrations of Credit Risk. Derivative financial instruments that hedge the price of oil, natural gas and NGLs are generally executed with major financial or commodities trading institutions which expose the Company to market and credit risks and may, at times, be concentrated with certain counterparties or groups of counterparties. The Company's policy is to execute financial derivatives only with major, creditworthy financial institutions. The Company has derivative instruments with six different counterparties, of which all are lenders or affiliates of lenders in the Amended Credit Facility.

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

As of December 31, 2016
(in thousands)
2017	$537
2018	537
2019	1,825
Thereafter	—
Total	$2,899

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

The amounts in the table below represent the Company's future minimum transportation charges.

As of December 31, 2016
(in thousands)
2017	$18,590
2018	18,691
2019	18,691
2020	18,691
2021	10,902
Thereafter	—
Total	$85,565

Lease and Other Commitments. The Company leases office space, vehicles and certain equipment under non-cancelable operating leases. Additionally, the Company has entered into various long-term agreements for telecommunication services as well as other drilling and throughput commitments.

Future minimum annual payments under lease and other agreements are as follows:

As of December 31, 2016
(in thousands)
2017 (1)	$5,237
2018	2,665
2019	693
Thereafter	—
Total	$8,595

(1)	Includes a contractual obligation of $1.0 million related to certain drilling commitments on sold properties.

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

Condensed Consolidating Balance Sheets

	As of December 31, 2016
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Assets:
Current assets	$318,274	$178	$—	$318,452
Property and equipment, net	1,056,343	5,806	—	1,062,149
Intercompany receivable	20,678	—	(20,678)	—
Investment in subsidiaries	(14,751)	—	14,751	—
Noncurrent assets	4,740	—	—	4,740
Total assets	$1,385,284	$5,984	$(5,927)	$1,385,341
Liabilities and Stockholders' Equity:
Current liabilities	$85,018	$—	$—	$85,018
Intercompany payable	—	20,678	(20,678)	—
Long-term debt	711,808	—	—	711,808
Other noncurrent liabilities	16,915	57	—	16,972
Stockholders' equity	571,543	(14,751)	14,751	571,543
Total liabilities and stockholders' equity	$1,385,284	$5,984	$(5,927)	$1,385,341

	As of December 31, 2015
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Assets:
Current assets	$274,115	$202	$—	$274,317
Property and equipment, net	1,164,086	6,598	—	1,170,684
Intercompany receivable	21,412	—	(21,412)	—
Investment in subsidiaries	(14,664)	—	14,664	—
Noncurrent assets	61,519	—	—	61,519
Total assets	$1,506,468	$6,800	$(6,748)	$1,506,520
Liabilities and Stockholders' Equity:
Current liabilities	$145,231	$—	$—	$145,231
Intercompany payable	—	21,412	(21,412)	—
Long-term debt	794,652	—	—	794,652
Other noncurrent liabilities	17,169	52	—	17,221
Stockholders' equity	549,416	(14,664)	14,664	549,416
Total liabilities and stockholders' equity	$1,506,468	$6,800	$(6,748)	$1,506,520

Condensed Consolidating Statements of Operations

	Year Ended December 31, 2016
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Operating and other revenues	$178,191	$628	$—	$178,819
Operating expenses	(235,181)	(715)	—	(235,896)
General and administrative	(42,169)	—	—	(42,169)
Interest income and other income (expense)	(71,132)	—	—	(71,132)
Income (loss) before income taxes and equity in earnings (loss) of subsidiaries	(170,291)	(87)	—	(170,378)
(Provision for) Benefit from income taxes	—	—	—	—
Equity in earnings (loss) of subsidiaries	(87)	—	87	—
Net income (loss)	$(170,378)	$(87)	$87	$(170,378)

	Year Ended December 31, 2015
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Operating and other revenues	$207,282	$610	$—	$207,892
Operating expenses	(844,577)	(15,437)	—	(860,014)
General and administrative	(53,890)	—	—	(53,890)
Interest income and other income (expense)	41,156	—	—	41,156
Income (loss) before income taxes and equity in earnings (loss) of subsidiaries	(650,029)	(14,827)	—	(664,856)
(Provision for) Benefit from income taxes	177,085	—	—	177,085
Equity in earnings (loss) of subsidiaries	(14,827)	—	14,827	—
Net income (loss)	$(487,771)	$(14,827)	$14,827	$(487,771)

	Year Ended December 31, 2014
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Operating and other revenues	$472,288	$3	$—	$472,291
Operating expenses	(514,721)	(337)	—	(515,058)
General and administrative	(53,361)	—	—	(53,361)
Interest and other income (expense)	129,118	—	—	129,118
Income (loss) before income taxes and equity in earnings (loss) of subsidiaries	33,324	(334)	—	32,990
(Provision for) Benefit from income taxes	(17,909)	—	—	(17,909)
Equity in earnings (loss) of subsidiaries	(334)	—	334	—
Net income (loss)	$15,081	$(334)	$334	$15,081

Condensed Consolidating Statements of Comprehensive Income (Loss)

	Year Ended December 31, 2016
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Net Income (Loss)	$(170,378)	$(87)	$87	$(170,378)
Other Comprehensive Income (Loss), net of tax:
Effect of derivative financial instruments	—	—	—	—
Other comprehensive income (loss)	—	—	—	—
Comprehensive Income (Loss)	$(170,378)	$(87)	$87	$(170,378)

	Year Ended December 31, 2015
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Net Income (Loss)	$(487,771)	$(14,827)	$14,827	$(487,771)
Other Comprehensive Income (Loss), net of tax:
Effect of derivative financial instruments	—	—	—	—
Other comprehensive income (loss)	—	—	—	—
Comprehensive Income (Loss)	$(487,771)	$(14,827)	$14,827	$(487,771)

	Year Ended December 31, 2014
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Net Income (Loss)	$15,081	$(334)	$334	$15,081
Other Comprehensive Income (Loss), net of tax:
Effect of derivative financial instruments	(669)	—	—	(669)
Other comprehensive income (loss)	(669)	—	—	(669)
Comprehensive Income (Loss)	$14,412	$(334)	$334	$14,412

Condensed Consolidating Statements of Cash Flows

	Year Ended December 31, 2016
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities	$121,109	$627	$—	$121,736
Cash flows from investing activities:
Additions to oil and gas properties, including acquisitions	(106,852)	(18)	—	(106,870)
Additions to furniture, fixtures and other	(1,195)	—	—	(1,195)
Proceeds from sale of properties and other investing activities	24,802	125	—	24,927
Intercompany transfers	734	—	(734)	—
Cash flows from financing activities:
Principal and redemption premium payments on debt	(440)	—	—	(440)
Proceeds from sale of common stock	110,003	—	—	110,003
Intercompany transfers	—	(734)	734	—
Other financing activities	(1,156)	—	—	(1,156)
Change in cash and cash equivalents	147,005	—	—	147,005
Beginning cash and cash equivalents	128,836	—	—	128,836
Ending cash and cash equivalents	$275,841	$—	$—	$275,841

	Year Ended December 31, 2015
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities	$193,329	$349	$—	$193,678
Cash flows from investing activities:
Additions to oil and gas properties, including acquisitions	(325,613)	1,079	—	(324,534)
Additions to furniture, fixtures and other	(1,223)	—	—	(1,223)
Proceeds from sale of properties and other investing activities	123,122	—	—	123,122
Cash paid for short-term investments	(114,883)	—	—	(114,883)
Proceeds from sale of short-term investments	115,000	—	—	115,000
Intercompany transfers	1,428	—	(1,428)	—
Cash flows from financing activities:
Principal and redemption premium payments on debt	(25,191)	—	—	(25,191)
Intercompany transfers	—	(1,428)	1,428	—
Other financing activities	(3,037)	—	—	(3,037)
Change in cash and cash equivalents	(37,068)	—	—	(37,068)
Beginning cash and cash equivalents	165,904	—	—	165,904
Ending cash and cash equivalents	$128,836	$—	$—	$128,836

	Year Ended December 31, 2014
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities	$261,704	$13	$—	$261,717
Cash flows from investing activities:
Additions to oil and gas properties, including acquisitions	(571,215)	(9,728)	—	(580,943)
Additions to furniture, fixtures and other	(3,658)	—	—	(3,658)
Proceeds from sale of properties and other investing activities	553,477	1,819	—	555,296
Intercompany transfers	(7,896)	—	7,896	—
Cash flows from financing activities:
Proceeds from debt	165,000	—	—	165,000
Principal and redemption premium payments on debt	(283,546)	—	—	(283,546)
Intercompany transfers	—	7,896	(7,896)	—
Other financing activities	(2,557)	—	—	(2,557)
Change in cash and cash equivalents	111,309	—	—	111,309
Beginning cash and cash equivalents	54,595	—	—	54,595
Ending cash and cash equivalents	$165,904	$—	$—	$165,904

SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Per Share Data Unless Otherwise Indicated)
(Unaudited)

Oil and Gas Producing Activities

Costs Incurred. Costs incurred in oil and gas property acquisition, exploration and development activities and related depletion per equivalent unit-of-production were as follows:

	Year Ended December 31,
	2016	2015	2014
	(in thousands, except per Boe data)
Acquisition costs:
Unproved properties (1)	$5,557	$5,331	$44,121
Proved properties (1)	—	2,358	49,660
Exploration costs	180	361	855
Development costs	91,471	278,028	549,982
Asset retirement obligation	57	693	7,264
Total costs incurred (1)	$97,265	$286,771	$651,882
Depletion per Boe of production	$28.18	$31.14	$25.15

(1)
Year ended December 31, 2014 includes $79.0 million related to property acquired through asset exchanges, consisting of $29.3 million of unproved acquisition costs and $49.7 million of proved acquisition costs.

Supplemental Oil and Gas Reserve Information. The reserve information presented below is based on estimates of net proved reserves as of December 31, 2016, 2015 and 2014 that were prepared by internal petroleum engineers in accordance with guidelines established by the SEC and were audited by the Company's independent petroleum engineering firm NSAI in 2016, 2015 and 2014.

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

Analysis of Changes in Proved Reserves. The following table sets forth information regarding the Company's estimated net total proved and proved developed oil and gas reserve quantities:

	Oil (MBbls)	Gas (MMcf)	NGLs (MBbls)	Equivalent Units (MBoe)
Proved reserves:
Balance at December 31, 2013	83,501	466,340	35,756	196,982
Purchases of oil and gas reserves in place	5,501	12,313	1,190	8,743
Extension, discoveries and other additions	15,665	26,103	2,188	22,204
Revisions of previous estimates	(9,866)	(47,749)	(4,342)	(22,166)
Sales of reserves	(6,951)	(281,389)	(20,479)	(74,329)
Production	(4,012)	(21,744)	(1,476)	(9,112)
Balance at December 31, 2014	83,838	153,874	12,837	122,322
Purchases of oil and gas reserves in place	—	—	—	—
Extension, discoveries and other additions	6,072	8,430	977	8,454
Revisions of previous estimates	(18,120)	(39,125)	240	(24,401)
Sales of reserves	(11,866)	(17,415)	(1,312)	(16,081)
Production	(4,401)	(7,765)	(898)	(6,593)
Balance at December 31, 2015	55,523	97,999	11,844	83,701
Purchases of oil and gas reserves in place	—	—	—	—
Extension, discoveries and other additions	4,986	14,670	2,250	9,681
Revisions of previous estimates	(24,267)	(26,143)	(1,768)	(30,392)
Sales of reserves	(1,347)	(3,153)	(174)	(2,047)
Production	(3,885)	(7,170)	(1,010)	(6,090)
Balance at December 31, 2016	31,010	76,203	11,142	54,853

Proved developed reserves:
December 31, 2014	29,292	50,590	3,825	41,549
December 31, 2015	27,196	45,191	5,079	39,807
December 31, 2016	21,748	47,510	6,718	36,384
Proved undeveloped reserves:
December 31, 2014	54,546	103,284	9,013	80,773
December 31, 2015	28,327	52,808	6,765	43,894
December 31, 2016	9,262	28,693	4,424	18,469

At December 31, 2016, the Company revised its proved reserves downward by 30.4 MMBoe primarily as a result of classifying 24.3 MMBoe of proved undeveloped reserves as probable reserves due to the timing of development within the five year window as defined by the SEC. In addition, the Company had engineering revisions of 5.8 MMBoe due to performance from existing proved developed wells.

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

For the years ended December 31, 2016, 2015 and 2014, future cash inflows are calculated by applying the 12-month average pricing (as is required by the rules of the Securities and Exchange Commission) of oil and gas relating to the Company's proved reserves to the year-end quantities of those reserves. For the year ended December 31, 2016, calculations were made using adjusted average prices of $36.52 per Bbl for oil, $9.18 per Bbl for NGLs and $2.08 per MMBtu for gas, as compared to the average benchmark prices of $42.75 per Bbl for oil, $19.70 per Bbl for NGLs and $2.48 per Mcf for gas. For the year ended December 31, 2015, calculations were made using adjusted average prices of $40.03 per Bbl for oil, $10.47 per Bbl for NGLs and $2.11 per MMBtu for gas, as compared to the average benchmark prices of $50.28 per Bbl for oil, 20.37 per Bbl for NGLs and $2.59 per Mcf for gas. For the year ended December 31, 2014, calculations were made using adjusted average prices of $79.96 per Bbl for oil, $34.17 per Bbl for NGLs and $3.79 per MMBtu for gas, as compared to the average benchmark prices of $94.99 per Bbl for oil, $39.65 per Bbl for NGLs and $4.35 per Mcf for gas. The differences between the average benchmark prices and the adjusted average prices used in the calculation of the standardized measure are attributable to adjustments made for transportation, quality and basis differentials. The Company also records an overhead charge against its future cash flows.

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

The following table presents the standardized measure of discounted future net cash flows related to proved oil, gas and NGL reserves:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Future cash inflows	$1,393,373	$2,552,844	$7,725,475
Future production costs	(557,636)	(967,518)	(2,265,328)
Future development costs	(215,077)	(674,350)	(1,636,744)
Future income taxes	—	—	(910,446)
Future net cash flows	620,660	910,976	2,912,957
10% annual discount	(291,351)	(583,410)	(1,743,375)
Standardized measure of discounted future net cash flows	$329,309	$327,566	$1,169,582

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

A summary of changes in the standardized measure of discounted future net cash flows is as follows:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Standardized measure of discounted future net cash flows, beginning of period	$327,566	$1,169,582	$1,377,549
Sales of oil and gas, net of production costs and taxes	(119,167)	(127,015)	(331,559)
Extensions, discoveries and improved recovery, less related costs	58,121	33,085	263,383
Quantity revisions	(228,538)	(202,035)	(416,642)
Price revisions	(157,414)	(1,647,642)	758,863
Previously estimated development costs incurred during the period	52,611	154,985	84,995
Changes in estimated future development costs	377,239	606,736	112
Accretion of discount	31,941	145,387	174,925
Purchases of reserves in place	—	—	105,885
Sales of reserves	(10,736)	(82,081)	(901,443)
Changes in production rates (timing) and other	(2,314)	(2,747)	(4,253)
Net changes in future income taxes	—	279,311	57,767
Standardized measure of discounted future net cash flows, end of period	$329,309	$327,566	$1,169,582

Quarterly Financial Data

The following is a summary of the unaudited quarterly financial data, including income (loss) before income taxes, net income (loss) and net income (loss) per common share for the years ended December 31, 2016 and 2015.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Year Ended December 31, 2016
Total revenues	$29,434	$47,284	$50,481	$51,620
Less: Costs and expenses	68,889	67,054	68,831	73,291
Operating income (loss)	$(39,455)	$(19,770)	$(18,350)	$(21,671)
Income (loss) before income taxes	(46,496)	(48,419)	(26,186)	(49,277)
Net income (loss)	(46,496)	(48,419)	(26,186)	(49,277)
Net income (loss) per common share, basic	(0.96)	(0.93)	(0.44)	(0.79)
Net income (loss) per common share, diluted	(0.96)	(0.93)	(0.44)	(0.79)

	First Quarter	Second Quarter	Third Quarter (1)	Fourth Quarter
	(in thousands, except per share data)
Year Ended December 31, 2015
Total revenues	$49,034	$62,618	$49,679	$46,561
Less: Costs and expenses	88,488	88,425	656,737	80,254
Operating income (loss)	$(39,454)	$(25,807)	$(607,058)	$(33,693)
Income (loss) before income taxes	(18,604)	(71,528)	(553,579)	(21,145)
Net income (loss)	(11,731)	(44,581)	(410,314)	(21,145)
Net income (loss) per common share, basic	(0.24)	(0.92)	(8.49)	(0.45)
Net income (loss) per common share, diluted	(0.24)	(0.92)	(8.49)	(0.45)

(1)
The increase in expenses in the third quarter was due to recognizing a non-cash impairment charge associated with the Uinta Oil Program's proved and unproved oil and gas properties. See Note 4 for additional details.