Form 10-Q
period 2017-03-31
BILL BARRETT CORP
filed 2017-05-02
CIK 1172139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

There were 76,295,908 shares of $0.001 par value common stock outstanding on April 18, 2017.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

BILL BARRETT CORPORATION

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2017	December 31, 2016
	(in thousands, except share data)
Assets:
Current assets:
Cash and cash equivalents	$265,887	$275,841
Accounts receivable, net of allowance for doubtful accounts	29,250	32,837
Derivative assets	14,046	8,398
Prepayments and other current assets	2,383	1,376
Total current assets	311,566	318,452
Property and equipment - at cost, successful efforts method for oil and gas properties:
Proved oil and gas properties	1,595,425	1,539,373
Unproved oil and gas properties, excluded from amortization	63,076	58,830
Furniture, equipment and other	23,796	23,636
	1,682,297	1,621,839
Accumulated depreciation, depletion, amortization and impairment	(597,219)	(559,690)
Total property and equipment, net	1,085,078	1,062,149
Deferred income tax asset	—	1,587
Derivative assets	1,939	—
Deferred financing costs and other noncurrent assets	3,161	3,153
Total	$1,401,744	$1,385,341
Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable and accrued liabilities	$72,497	$49,447
Amounts payable to oil and gas property owners	7,282	6,192
Production taxes payable	25,594	22,992
Derivative liabilities	—	4,346
Deferred income taxes	—	1,587
Current portion of long-term debt	1,037	454
Total current liabilities	106,410	85,018
Long-term debt, net of debt issuance costs	711,491	711,808
Asset retirement obligations	19,887	10,703
Derivatives and other noncurrent liabilities	4,735	6,269
Stockholders' equity:
Common stock, $0.001 par value; authorized 150,000,000 shares; 76,300,372 and 75,721,360 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively, with 1,597,512 and 1,325,714 shares subject to restrictions, respectively	75	74
Additional paid-in capital	1,115,098	1,113,797
Retained earnings (accumulated deficit)	(555,952)	(542,328)
Treasury stock, at cost: zero shares at March 31, 2017 and December 31, 2016	—	—
Total stockholders' equity	559,221	571,543
Total	$1,401,744	$1,385,341
See notes to Unaudited Consolidated Financial Statements.

BILL BARRETT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2017	2016
	(in thousands, except share and per share data)
Operating Revenues:
Oil, gas and NGL production	$50,425	$29,121
Other operating revenues	111	313
Total operating revenues	50,536	29,434
Operating Expenses:
Lease operating expense	5,862	8,827
Gathering, transportation and processing expense	489	788
Production tax expense	322	(315)
Exploration expense	27	27
Impairment, dry hole costs and abandonment expense	8,074	558
(Gain) loss on sale of properties	(92)	—
Depreciation, depletion and amortization	38,340	42,016
Unused commitments	4,572	4,568
General and administrative expense	9,349	12,420
Other operating expenses, net	(573)	—
Total operating expenses	66,370	68,889
Operating Income (Loss)	(15,834)	(39,455)
Other Income and Expense:
Interest and other income	206	37
Interest expense	(13,951)	(15,746)
Commodity derivative gain (loss)	16,464	8,668
Total other income and expense	2,719	(7,041)
Income (Loss) before Income Taxes	(13,115)	(46,496)
(Provision for) Benefit from Income Taxes	—	—
Net Income (Loss)	$(13,115)	$(46,496)
Net Income (Loss) Per Common Share, Basic	$(0.18)	$(0.96)
Net Income (Loss) Per Common Share, Diluted	$(0.18)	$(0.96)
Weighted Average Common Shares Outstanding, Basic	74,543,780	48,499,296
Weighted Average Common Shares Outstanding, Diluted	74,543,780	48,499,296
See notes to Unaudited Consolidated Financial Statements.

BILL BARRETT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Net Income (Loss)	$(13,115)	$(46,496)
Other comprehensive income (loss)	—	—
Comprehensive Income (Loss)	$(13,115)	$(46,496)
See notes to Unaudited Consolidated Financial Statements.

BILL BARRETT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Operating Activities:
Net Income (Loss)	$(13,115)	$(46,496)
Adjustments to reconcile to net cash provided by operations:
Depreciation, depletion and amortization	38,340	42,016
Impairment, dry hole costs and abandonment expense	8,074	558
Commodity derivative (gain) loss	(16,464)	(8,668)
Settlements of commodity derivatives	3,632	32,962
Stock compensation and other non-cash charges	1,968	3,329
Amortization of deferred financing costs	558	639
(Gain) loss on sale of properties	(92)	—
Change in operating assets and liabilities:
Accounts receivable	3,587	12,413
Prepayments and other assets	(1,047)	(591)
Accounts payable, accrued and other liabilities	8,965	12,253
Amounts payable to oil and gas property owners	1,090	(4,036)
Production taxes payable	2,602	(3,864)
Net cash provided by (used in) operating activities	38,098	40,515
Investing Activities:
Additions to oil and gas properties, including acquisitions	(57,963)	(61,261)
Additions of furniture, equipment and other	(11)	(782)
Proceeds from sale of properties and other investing activities	11,225	(1,238)
Net cash provided by (used in) investing activities	(46,749)	(63,281)
Financing Activities:
Principal payments on debt	(112)	(109)
Proceeds from sale of common stock, net of offering costs	(224)	—
Deferred financing costs and other	(967)	(398)
Net cash provided by (used in) financing activities	(1,303)	(507)
Increase (Decrease) in Cash and Cash Equivalents	(9,954)	(23,273)
Beginning Cash and Cash Equivalents	275,841	128,836
Ending Cash and Cash Equivalents	$265,887	$105,563
See notes to Unaudited Consolidated Financial Statements.

BILL BARRETT CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)
(In thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Stockholders' Equity
Balance at December 31, 2015	$48	$921,318	$(371,950)	$—	$549,416
Exercise of options, restricted stock activity and shares exchanged for exercise and tax withholding	1	—	—	(1,114)	(1,113)
Stock-based compensation	—	9,455	—	—	9,455
Retirement of treasury stock	—	(1,114)	—	1,114	—
Exchange of senior notes for shares of common stock	10	74,390	—	—	74,400
Issuance of common stock, net of offering costs	15	109,748	—	—	109,763
Net income (loss)	—	—	(170,378)	—	(170,378)
Balance at December 31, 2016	74	1,113,797	(542,328)	—	571,543
Cumulative effect of accounting change (1)	—	180	(509)	—	(329)
Exercise of options, restricted stock activity and shares exchanged for exercise and tax withholding	1	—	—	(967)	(966)
Stock-based compensation	—	2,088	—	—	2,088
Retirement of treasury stock	—	(967)	—	967	—
Net income (loss)	—	—	(13,115)	—	(13,115)
Balance at March 31, 2017	$75	$1,115,098	$(555,952)	$—	$559,221
See notes to Unaudited Consolidated Financial Statements.

(1)
Cumulative effect of accounting change relates to the adoption of Accounting Standards Update 2016-09. See Note 2 of the Consolidated Financial Statements for further detail on the adoption of this accounting standard.

BILL BARRETT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

March 31, 2017

1. Organization

Bill Barrett Corporation, a Delaware corporation, together with its wholly-owned subsidiaries (collectively, the "Company"), is an independent oil and gas company engaged in the exploration, development and production of oil, natural gas and natural gas liquids ("NGLs"). Since its inception in January 2002, the Company has conducted its activities principally in the Rocky Mountain region of the United States.

2. Summary of Significant Accounting Policies

Basis of Presentation. The accompanying Unaudited Consolidated Financial Statements include the accounts of the Company. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting of normal recurring accruals and adjustments) necessary to present fairly, in all material respects, the Company's interim results. However, operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year. The Company's Annual Report on Form 10-K includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this Quarterly Report on Form 10-Q. Except as disclosed herein, there have been no material changes to the information disclosed in the notes to the consolidated financial statements included in the Company's 2016 Annual Report on Form 10-K.

Use of Estimates. In the course of preparing the Company's consolidated financial statements in accordance with GAAP, management makes various assumptions, judgments and estimates to determine the reported amount of assets, liabilities, revenues and expenses and in the disclosure of commitments and contingencies. Changes in these assumptions, judgments and estimates will occur as a result of the passage of time and the occurrence of future events and, accordingly, actual results could differ from amounts initially established.

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

Accounts Receivable. Accounts receivable is comprised of the following:

	As of March 31, 2017	As of December 31, 2016
	(in thousands)
Accrued oil, gas and NGL sales	$19,675	$26,542
Due from joint interest owners	9,793	4,366
Other	41	1,952
Allowance for doubtful accounts	(259)	(23)
Total accounts receivable	$29,250	$32,837

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

Materials and supplies consist primarily of tubular goods and well equipment to be used in future drilling operations or repair operations and are carried at the lower of cost or market.

The following table sets forth the net capitalized costs and associated accumulated DD&A and non-cash impairments relating to the Company's oil, natural gas and NGL producing activities:

	As of March 31, 2017	As of December 31, 2016
	(in thousands)
Proved properties	$316,396	$306,075
Wells and related equipment and facilities	1,209,817	1,164,354
Support equipment and facilities	63,252	63,238
Materials and supplies	5,960	5,706
Total proved oil and gas properties	$1,595,425	$1,539,373
Unproved properties	32,284	27,790
Wells and facilities in progress	30,792	31,040
Total unproved oil and gas properties, excluded from amortization	$63,076	$58,830
Accumulated depreciation, depletion, amortization and impairment	(580,319)	(543,154)
Total oil and gas properties, net	$1,078,182	$1,055,049

The Company reviews oil and natural gas properties for impairment on a quarterly basis or whenever events and circumstances indicate that a decline in the recoverability of their carrying value may have occurred. The Company estimates the expected undiscounted future net cash flows of its oil and gas properties using proved and risked probable and possible reserves based on the Company's best estimate of development plans, future production, commodity pricing, reserve risking, gathering and transportation deductions, production tax rates, lease operating expenses and future development costs. The Company compares such undiscounted future net cash flows to the carrying amount of the oil and gas properties to determine if the carrying amount is recoverable. If the undiscounted future net cash flows exceed the carrying amount of the oil and gas properties, no impairment is taken. If the carrying amount of a property exceeds the undiscounted future net cash flows, the Company will impair the carrying value to fair value based on an analysis of quantitative and qualitative factors existing as of the balance sheet date. The Company does not believe that the undiscounted future net cash flows of its oil and gas properties represent the applicable market value. The factors used to determine fair value include, but are not limited to, recent sales prices of comparable properties, indications from marketing activities, the present value of future revenues, net of estimated operating and development costs using estimates of reserves, future commodity pricing, future production estimates, anticipated capital expenditures and various discount rates commensurate with the risk and current market conditions associated with realizing the projected cash flows.

In addition, oil and gas properties are assessed for impairment once they meet the criteria to be classified as held for sale. Assets held for sale are carried at the lower of carrying cost or fair value less costs to sell. The fair value of the assets is determined using a market approach, based on an estimated selling price, as evidenced by current marketing activities, if possible. If an estimated selling price is not available, the Company utilizes the income valuation technique, which involves calculating the present value of future revenues as discussed above. If the carrying amount of the assets exceeds the fair value less costs to sell, an impairment will result to reduce the value of the properties down to fair value less costs to sell.

The Company recognized non-cash impairment, dry hole costs and abandonment expense in the Unaudited Consolidated Statements of Operations, as follows:

	Three Months Ended March 31,
	2017		2016
	(in thousands)
Non-cash impairment of unproved oil and gas properties	$8,010	(1)	$183
Dry hole costs	2		57
Abandonment expense and lease expirations	62		318
Total non-cash impairment, dry hole costs and abandonment expense	$8,074		$558

(1)	The Company recognized impairment related to unproved oil and gas properties in the Cottonwood Gulch area of the Piceance Basin. The Company has no current plan to develop this acreage.

The provision for DD&A of oil and gas properties is calculated on a field-by-field basis using the unit-of-production method. Natural gas and NGLs are converted to an oil equivalent, Boe, at the standard rate of six Mcf to one Boe and forty-two gallons to one Boe, respectively. Estimated future dismantlement, restoration and abandonment costs are taken into consideration by this calculation.

Accounts Payable and Accrued Liabilities. Accounts payable and accrued liabilities are comprised of the following:

	As of March 31, 2017	As of December 31, 2016
	(in thousands)
Accrued drilling, completion and facility costs	$25,268	$15,594
Accrued lease operating, gathering, transportation and processing expenses	4,297	4,261
Accrued general and administrative expenses	3,165	6,375
Accrued interest payable	25,225	12,264
Trade payables	12,036	7,900
Other	2,506	3,053
Total accounts payable and accrued liabilities	$72,497	$49,447

Environmental Liabilities. Environmental expenditures that relate to an existing condition caused by past operations and that do not contribute to current or future revenue generation are expensed. Environmental liabilities are accrued when environmental assessments and/or clean-ups are probable, and the costs can be reasonably estimated. Recent case law in Wyoming has exposed us to potential obligations for plugging and abandoning wells, and associated reclamation, for assets that were sold to other industry parties in prior years. If such third parties become unable to fulfill their contract obligations to the Company as provided for in purchase and sale agreements, regulatory agencies and landowners may demand that the Company perform such activities. The Company recognized $0.8 million associated with these obligations in other operating expenses in the Consolidated Statement of Operations for the three months ended March 31, 2017.

Revenue Recognition. Oil, gas and NGL revenues are recognized when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred and title has transferred, and collectability of the revenue is reasonably assured. The Company uses the sales method to account for gas and NGL imbalances. Under this method, revenues are recorded on the basis of gas and NGLs actually sold by the Company. In addition, the Company records revenues for its share of gas and NGLs sold by other owners that cannot be volumetrically balanced in the future due to insufficient remaining reserves. The Company also reduces revenues for other owners' volumetric share of gas and NGLs sold by the Company that cannot be volumetrically balanced in the future due to insufficient remaining reserves. The Company's remaining over- and under-produced gas and NGLs balancing positions are taken into account in determining the Company's proved oil, gas and NGL reserves. Imbalances at March 31, 2017 and 2016 were not material.

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

The Company accounts for uncertainty in income taxes for tax positions taken or expected to be taken in a tax return. Only tax positions that meet the more-likely-than-not recognition threshold are recognized. The Company does not have any uncertain tax positions recorded as of March 31, 2017.

Earnings/Loss Per Share. Basic net income (loss) per common share is calculated by dividing net income (loss) attributable to common stock by the weighted average number of common shares outstanding during each period. Diluted net income per common share is calculated by dividing net income attributable to common stock by the weighted average number of common shares outstanding and other dilutive securities. Potentially dilutive securities for the diluted net income per common share calculations consist of nonvested equity shares of common stock, in-the-money outstanding stock options to purchase the Company's common stock and shares into which the Convertible Notes are convertible. No potential common shares are included in the computation of any diluted per share amount when a net loss exists, as was the case for the three months ended March 31, 2017 and 2016.

The following table sets forth the calculation of basic and diluted income (loss) per share:

	Three Months Ended March 31,
	2017	2016
	(in thousands, except per share amounts)
Net income (loss)	$(13,115)	$(46,496)
Basic weighted-average common shares outstanding in period	74,544	48,499
Diluted weighted-average common shares outstanding in period	74,544	48,499
Basic net income (loss) per common share	$(0.18)	$(0.96)
Diluted net income (loss) per common share	$(0.18)	$(0.96)

New Accounting Pronouncements. In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-01, Business Combinations: Clarifying the definition of a business. The objective of this update is to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. The Company does not expect the standard to have a significant impact on the Company's financial statements or disclosures.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows-Classification of Certain Cash Receipts and Cash Payments. The objective of this update is to address eight specific cash flow issues in order to reduce the existing diversity in practice. ASU 2016-15 is effective for the annual periods beginning after December 15, 2017, and interim periods within those annual periods. The Company is currently evaluating the impact of adopting this standard.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. The objective of this update is to simplify the current guidance for stock compensation. The areas for simplification involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 is effective for the annual periods beginning after December 15, 2016, and interim periods within those annual periods. The standard was adopted effective January 1, 2017 and did not have a significant impact on the Company's disclosures or financial statements. As of March 31, 2017, the Company did not have excess tax benefits associated with its stock compensation, and therefore, there was no tax impact upon adoption of this standard. In addition, the employee taxes paid on the statement of cash flows when shares were withheld for taxes have already been classified as a financing activity, therefore, there was no cash flow statement impact upon adoption of this standard. The Company elected to account for forfeitures as they occur as opposed to estimating the number of awards that are expected to vest. Per ASU 2016-09, the election is considered a change in accounting principle, with the cumulative effect of the change reported as an adjustment to the beginning equity balance. The Company reported an increase to accumulated deficit and additional paid in capital ("APIC") of $0.2 million related to equity award compensation and an increase to accumulated deficit and derivative and other noncurrent liabilities of $0.3 million related to liability award compensation. The cumulative effect of accounting change is reported in the Consolidated Statement of Stockholders' Equity as of March 31, 2017.

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

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. The objective of this update is to require deferred tax liabilities and assets to be classified as noncurrent in a classified statement of financial position. ASU 2015-17 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The standard was adopted prospectively for this interim period ended March 31, 2017 and did not have a significant impact on the Company's disclosures and financial statements. Prior periods were not retrospectively adjusted.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The objective of this update is to clarify the principles for recognizing revenue and to develop a common revenue standard. The FASB subsequently issued ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20, which provided additional implementation guidance and deferred the effective date of ASU 2014-09. The standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The standard will be adopted using the modified retrospective transition method, effective January 1, 2018. The Company has performed an initial assessment of its current existing revenue contracts and does not expect the standard to have a significant impact on the Company's financial statements or disclosures.

3. Supplemental Disclosures of Cash Flow Information

Supplemental cash flow information is as follows:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Cash paid for interest	$430	$480
Cash paid for income taxes	—	—
Supplemental disclosures of non-cash investing and financing activities:
Accrued liabilities - oil and gas properties	36,976	17,518
Change in asset retirement obligations, net of disposals	9,395	(60)
Retirement of treasury stock	(967)	(384)
Fair value of properties exchanged in non-cash transactions	11,790	—

4. Acquisitions, Exchanges and Divestitures

On February 28, 2017, the Company acquired acreage in the DJ Basin for $12.0 million, after initial closing adjustments. Under authoritative accounting guidance, the transaction was considered an asset acquisition, and therefore, the properties were recorded based on the fair value of the total consideration transferred on the acquisition date and transaction costs were capitalized as a component of the cost of the assets acquired. The acquisition included $9.1 million and $11.6 million of proved and unevaluated properties, respectively, and asset retirement obligations of $8.7 million.

During the three months ended March 31, 2017, the Company completed two acreage exchange transactions to consolidate certain acreage positions in the DJ Basin. Pursuant to the transactions, the Company exchanged leasehold acreage and, to a lesser extent, interests in certain proved undeveloped acreage. The assets exchanged were all in the same unit of production for property considerations, so it was concluded that this transaction was outside of the scope of the accounting requirements for recording the transaction at fair value and determining gain or loss on the non-monetary exchanges. The new acreage and underlying property costs were recorded at the previous historical cost of the assets the Company exchanged.

On July 14, 2016, the Company sold certain non-core assets in the Uinta Basin. The Company received $27.8 million in cash proceeds, after closing adjustments. In addition to the cash proceeds, the Company recognized non-cash proceeds of $4.8 million related to the relief from the Company's asset retirement obligation. Assets sold included $30.6 million in proved oil and gas properties, net of accumulated depreciation, depletion, amortization and impairment, and $2.0 million in unproved oil and gas properties. Liabilities sold included $4.8 million of asset retirement obligations. The transaction was accounted for as a cost recovery, therefore, no gain or loss was recognized.

5. Long-Term Debt

The Company's outstanding debt is summarized below:

		As of March 31, 2017			As of December 31, 2016
	Maturity Date	Principal	Debt Issuance Costs	Carrying Amount	Principal	Debt Issuance Costs	Carrying Amount
		(in thousands)
Amended Credit Facility	April 9, 2020	$—	$—	$—	$—	$—	$—
Convertible Notes (1)(2)	March 15, 2028	579	—	579	579	—	579
7.625% Senior Notes (3)	October 1, 2019	315,300	(1,972)	313,328	315,300	(2,169)	313,131
7.0% Senior Notes (4)	October 15, 2022	400,000	(4,046)	395,954	400,000	(4,227)	395,773
Lease Financing Obligation (5)	August 10, 2020	2,670	(3)	2,667	2,782	(3)	2,779
Total Debt		$718,549	$(6,021)	$712,528	$718,661	$(6,399)	$712,262
Less: Current Portion of Long-Term Debt (6)		1,037	—	1,037	454	—	454
Total Long-Term Debt		$717,512	$(6,021)	$711,491	$718,207	$(6,399)	$711,808

(1)	The aggregate estimated fair value of the Convertible Notes was approximately $0.5 million as of both March 31, 2017 and December 31, 2016 based on reported market trades of these instruments.

(2)
The Company has the right at any time, with at least 30 days' notice, to call the remaining Convertible Notes, and the holders have the right to require the Company to purchase the notes on each of March 20, 2018 and March 20, 2023.

(3)
The aggregate estimated fair value of the 7.625% Senior Notes was approximately $312.9 million and $314.5 million as of March 31, 2017 and December 31, 2016, respectively, based on reported market trades of these instruments.

(4)
The aggregate estimated fair value of the 7.0% Senior Notes was approximately $379.5 million and $384.5 million as of March 31, 2017 and December 31, 2016, respectively, based on reported market trades of these instruments.

(5)
The aggregate estimated fair value of the Lease Financing Obligation was approximately $2.5 million and $2.6 million as of March 31, 2017 and December 31, 2016, respectively. As there is no active, public market for the Lease Financing Obligation, the aggregate estimated fair value was based on market-based parameters of comparable term secured financing instruments.

(6)
The current portion of long-term debt as of March 31, 2017 includes the current portion of the Lease Financing Obligation and the principal amount of the Convertible Notes, as the holders may require the Company to purchase the Convertible Notes on March 20, 2018. The current portion of long-term debt as of December 31, 2016 includes the current portion of the Lease Financing Obligation.

Amended Credit Facility

The Company's amended revolving credit facility ("Amended Credit Facility") had commitments from 13 lenders and a borrowing base of $300.0 million as of March 31, 2017. As credit support for future payments under a contractual obligation, a $26.0 million letter of credit was issued under the Amended Credit Facility, which reduced the available borrowing capacity of the Amended Credit Facility as of March 31, 2017 to $274.0 million. There have not been any borrowings under the Amended Credit Facility in 2017 or 2016.

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

5% Convertible Senior Notes Due 2028

On March 12, 2008, the Company issued $172.5 million aggregate principal amount of Convertible Notes. On March 20, 2012, $147.2 million of the outstanding principal amount, or approximately 85% of the outstanding Convertible Notes, were put to the Company and redeemed by the Company at par. On March 20, 2015, $24.8 million of the remaining outstanding principal amount, or approximately 98% of the remaining outstanding Convertible Notes, were put to the Company and redeemed by the Company at par. As of March 31, 2017, $0.6 million aggregate principal amount of the Convertible Notes was outstanding. The Convertible Notes mature on March 15, 2028, unless earlier converted, redeemed or purchased by the Company. The Convertible Notes are senior unsecured obligations and rank equal in right of payment to all of the Company's existing and future senior unsecured indebtedness, are senior in right of payment to all of the Company's future subordinated indebtedness, and are effectively subordinated to all of the Company's secured indebtedness with respect to the collateral securing such indebtedness. The Convertible Notes are structurally subordinated to all present and future secured and unsecured debt and other obligations of the Company's subsidiaries. The Convertible Notes are fully and unconditionally guaranteed by the subsidiaries that guarantee the Company's indebtedness under the Amended Credit Facility, the 7.625% Senior Notes and the 7.0% Senior Notes.

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

7.625% Senior Notes Due 2019

On September 27, 2011, the Company issued $400.0 million in principal amount of 7.625% Senior Notes due October 1, 2019 at par. On June 3, 2016, the Company completed a debt exchange with a holder of the 7.625% Senior Notes (the "Debt Exchange"). The holder exchanged $84.7 million principal amount of the 7.625% Senior Notes for 10,000,000 newly issued shares of the Company’s common stock. Based on the fair value of the shares issued, the Company recognized an $8.7 million gain on extinguishment of debt on the Consolidated Statement of Operations for the year ended December 31, 2016. As of March 31, 2017, $315.3 million aggregate principal amount of the 7.625% Senior Notes was outstanding.

The 7.625% Senior Notes mature on October 1, 2019, unless earlier redeemed or purchased by the Company. Interest is payable in arrears semi-annually on April 1 and October 1 of each year. The 7.625% Senior Notes are senior unsecured obligations of the Company and rank equal in right of payment with all of the Company's other existing and future senior unsecured indebtedness, including the Company's Convertible Notes and 7.0% Senior Notes. The 7.625% Senior Notes are

redeemable at the Company's option at a redemption price of 101.906% of the principal amount of the notes until October 1, 2017 when they become redeemable at 100.000%. The 7.625% Senior Notes are fully and unconditionally guaranteed by the subsidiaries that guarantee the Company's indebtedness under the Amended Credit Facility, the Convertible Notes and the 7.0% Senior Notes. The 7.625% Senior Notes include certain covenants that limit the Company's ability to incur additional indebtedness, make restricted payments, create liens or sell assets and that generally prohibit the Company from paying dividends. The Company is currently in compliance with all financial covenants and has complied with all financial covenants since issuance.

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

Nothing in the 7.625% Senior Notes, the 7.0% Senior Notes, or the Convertible Notes prohibits the Company from repurchasing any of the notes from time to time at any price in open market purchases or negotiated transactions or by tender offer or otherwise without any notice to or consent of the holders.

Lease Financing Obligation Due 2020

The Company has a lease financing obligation with a balance of $2.7 million as of March 31, 2017 resulting from the Company's sale and subsequent lease back of certain compressors and related facilities owned by the Company (the "Lease Financing Obligation"). The Lease Financing Obligation expires on August 10, 2020, and the Company has the option to purchase the equipment at the end of the lease term for the then current fair market value. The Lease Financing Obligation also contains an early buyout option pursuant to which the Company may purchase the equipment for $1.8 million on February 10, 2019. The lease payments related to the equipment are recognized as principal and interest expense based on a weighted average implicit interest rate of 3.3%. See Note 12 for a discussion of aggregate minimum future lease payments.

6. Asset Retirement Obligations

A reconciliation of the Company's asset retirement obligations for the three months ended March 31, 2017 is as follows (in thousands):

As of December 31, 2016	$11,238
Liabilities incurred (1)	8,963
Liabilities settled	(3)
Accretion expense	224
Revisions to estimate	435
As of March 31, 2017	$20,857
Less: current asset retirement obligations	970
Long-term asset retirement obligations	$19,887

(1)	Includes $8.7 million associated with properties acquired in the DJ Basin during the three months ended March 31, 2017. See Note 4 for additional information regarding this acquisition.

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

	As of March 31, 2017
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents (1)	$180,113	$—	$—	$180,113
Deferred compensation plan (1)	1,597	—	—	1,597
Commodity derivatives (1)	—	17,313	—	17,313
Liabilities
Commodity derivatives (1)	$—	$1,328	$—	$1,328
Unproved oil and gas properties (2)	—	—	1,088	1,088

(1)	This represents a financial asset or liability that is measured at fair value on a recurring basis.

(2)	This represents a non-financial asset or liability that is measured at fair value on a nonrecurring basis.

	As of December 31, 2016
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents (1)	$40,115	$—	$—	$40,115
Deferred compensation plan (1)	1,447	—	—	1,447
Commodity derivatives (1)	—	13,156	—	13,156
Liabilities
Commodity derivatives (1)	$—	$10,003	$—	$10,003

(1)	This represents a financial asset or liability that is measured at fair value on a recurring basis.

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

Commodity derivatives – The fair value of crude oil, natural gas and NGL forwards and options are estimated using a combined income and market valuation methodology with a mid-market pricing convention based upon forward commodity price and volatility curves. The curves are obtained from independent pricing services reflecting broker market quotes. The Company did not make any adjustments to the obtained curves. The pricing services publish observable market information from multiple brokers and exchanges. No proprietary models are used by the pricing services for the inputs. The Company utilized the counterparties' valuations to assess the reasonableness of the Company's valuations. The inputs discussed above all represent Level 2 inputs.

The commodity derivatives have been adjusted for non-performance risk. For applicable financial assets carried at fair value, the credit standing of the counterparties is analyzed and factored into the fair value measurement of those assets. In addition, the fair value measurement of a liability has been adjusted to reflect the nonperformance risk of the Company.

Oil and gas properties – Oil and gas property costs are evaluated for impairment and reduced to fair value when there is an indication that the carrying costs may not be recoverable. If an impairment is necessary, the fair value is estimated by using either a market approach based on recent sales prices of comparable properties and/or indications from marketing activities or by using the income valuation technique, which involves calculating the present value of future revenues. The present value, net of estimated operating and development costs, is calculated using estimates of reserves, future commodity pricing, future production estimates, anticipated capital expenditures and various discount rates commensurate with the risk and current market conditions associated with realizing the projected cash flows, predominantly all of which are designated as Level 3 inputs within the fair value hierarchy. During the three months ended March 31, 2017, the Company reduced its Cottonwood Gulch assets in the Piceance Basin to a fair value of $1.1 million, resulting in a non-cash impairment charge of $8.0 million. During the year ended December 31, 2016, no properties were measured at fair value.

Acquisitions of proved and unproved properties – Assets acquired and liabilities assumed under transactions that meet the criteria of a business combination under ASC Topic 805, Business Combinations are recorded at fair value on the acquisition date using an income valuation technique based on inputs that are not observable in the market and therefore represent Level 3 inputs. Significant inputs to the valuation of acquired oil and gas properties include estimates of reserves, production rates, future operating and development costs, future commodity prices including price differentials, future cash flows and a market participant-based weighted average cost of capital rate. These inputs require significant judgments and estimates by the Company’s management at the time of the valuation.

Assets acquired and liabilities assumed under transactions that do not meet the criteria of a business combination under ASC Topic 805, Business Combinations are accounted for as asset acquisitions and are recorded based on the fair value of the total consideration transferred on the acquisition date using the lowest observable inputs available. The Company acquired proved and unproved properties in the DJ Basin for total cash consideration of $12.0 million during the three months ended March 31, 2017. See Note 4 for additional information regarding this asset acquisition.

Long-term Debt – Long-term debt is not presented at fair value on the Unaudited Consolidated Balance Sheets, as it is recorded at carrying value, net of unamortized debt issuance costs. The fair values of the Company's fixed rate 7.625% Senior Notes and 7.0% Senior Notes totaled $692.4 million as of March 31, 2017. The fair values of the Company's fixed rate 7.625% Senior Notes and 7.0% Senior Notes totaled $699.0 million as of December 31, 2016. The fair values of the Company's fixed rate Senior Notes are based on active market quotes, which represent Level 1 inputs.

There is no active, public market for the Amended Credit Facility, Convertible Notes or Lease Financing Obligation. The recorded value of the Amended Credit Facility approximates its fair value due to its floating rate structure based on the LIBOR spread, secured interest, and the Company's borrowing base utilization. The Amended Credit Facility had a balance of zero as of March 31, 2017 and December 31, 2016. The Convertible Notes had a fair value of $0.5 million as of both March 31, 2017 and December 31, 2016. The fair value of the Convertible Notes is measured based on market-based parameters of the various components of the Convertible Notes and over the counter trades. The Lease Financing Obligation fair values of $2.5 million and $2.6 million as of March 31, 2017 and December 31, 2016, respectively, are measured based on market-based parameters of comparable term secured financing instruments. The fair value measurements for the Amended Credit Facility, Convertible Notes and Lease Financing Obligation represent Level 2 inputs.

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

All derivative instruments, other than those that meet the normal purchase and normal sale exception as mentioned above, are recorded at fair value and included in the Unaudited Consolidated Balance Sheets as assets or liabilities. The following table summarizes the location, as well as the gross and net fair value amounts, of all derivative instruments presented in the Unaudited Consolidated Balance Sheets as of the dates indicated.

	As of March 31, 2017
Balance Sheet	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet		Net Amounts of Assets Presented in the Balance Sheet
	(in thousands)
Derivative assets (current)	$15,331	$(1,285)	(1)	$14,046
Derivative assets (noncurrent)	1,982	(43)	(1)	1,939
Total derivative assets	$17,313	$(1,328)		$15,985
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet		Net Amounts of Liabilities Presented in the Balance Sheet
	(in thousands)
Derivative liabilities	$(1,285)	$1,285	(1)	$—
Derivatives and other noncurrent liabilities	(43)	43	(1)	—	(2)
Total derivative liabilities	$(1,328)	$1,328		$—

	As of December 31, 2016
Balance Sheet	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet		Net Amounts of Assets Presented in the Balance Sheet
	(in thousands)
Derivative assets (current)	$13,156	$(4,758)	(1)	$8,398
Derivative assets (noncurrent)	—	—		—
Total derivative assets	$13,156	$(4,758)		$8,398
	Gross Amounts of Recognized Derivative Liabilities	Gross Amounts Offset in the Balance Sheet		Net Amounts of Derivative Liabilities Presented in the Balance Sheet
	(in thousands)
Derivative liabilities	$(9,104)	$4,758	(1)	$(4,346)
Derivatives and other noncurrent liabilities	(899)	—		(899)	(2)
Total derivative liabilities	$(10,003)	$4,758		$(5,245)

(1)	Asset and liability balances with the same counterparty are presented as a net asset or liability on the Unaudited Consolidated Balance Sheets.

(2)	As of March 31, 2017 and December 31, 2016, this line item on the Unaudited Consolidated Balance Sheet included $4.7 million and $5.4 million, respectively, of other noncurrent liabilities.

As of March 31, 2017, the Company had financial derivative instruments in place related to the sale of a portion of the Company's production for the following volumes for the periods indicated:

	April – December 2017		For the year 2018
	Derivative Volumes	Weighted Average Price	Derivative Volumes	Weighted Average Price
Oil (Bbls)	1,913,875	$58.56	954,750	$55.00
Natural Gas (MMbtu)	2,750,000	$2.96	—	$—

The Company's derivative financial instruments are generally executed with major financial or commodities trading institutions. The instruments expose the Company to market and credit risks and may, at times, be concentrated with certain counterparties or groups of counterparties. The Company had derivatives in place with six different counterparties as of March 31, 2017. Although notional amounts are used to express the volume of these contracts, the amounts potentially subject to credit risk, in the event of non-performance by the counterparties, are substantially smaller. The creditworthiness of counterparties is subject to continual review by management, and the Company believes all of these institutions currently are acceptable credit risks. Full performance is anticipated, and the Company has no past due receivables from any of these counterparties.

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

9. Income Taxes

The Company accounts for uncertainty in income taxes for tax positions taken or expected to be taken in a tax return in accordance with the FASB’s rules on income taxes. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities. During the three months ended March 31, 2017, the Company had no uncertain tax positions.

The Company’s policy is to classify accrued penalties and interest related to unrecognized tax benefits in the Company’s income tax provision. The Company did not record any accrued interest or penalties associated with unrecognized tax benefits during the three months ended March 31, 2017 and 2016.

Income tax benefit for the three months ended March 31, 2017 and 2016 differs from the amounts that would be provided by applying the U.S. statutory income tax rates to pretax income or loss principally due to the effect of deferred tax asset valuation allowances, stock-based compensation, political lobbying expense, political contributions, nondeductible officer compensation and state income taxes. For the three months ended March 31, 2017, the effective tax rate remains at zero as a result of recording a full valuation allowance against our deferred tax asset balance. The Company considers all available evidence (both positive and negative) to estimate whether sufficient future taxable income will be generated to permit the use of the existing deferred tax assets. Such evidence includes the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment, and judgement is required in considering the relative weight of negative and positive evidence. The Company continues to monitor facts and circumstances in the reassessment of the likelihood that operating loss carryforwards, credits and other deferred tax assets will be utilized prior to their expiration.

10. Stockholders' Equity

On June 10, 2015, the Company entered into an Equity Distribution Agreement (the "Agreement") with Goldman, Sachs and Co. (the "Manager"). Pursuant to the terms of the Agreement, the Company may sell, from time to time through or to the Manager, shares of its common stock having an aggregate gross sales price of up to $100.0 million. Sales of the shares, if any, will be made by means of ordinary brokers' transactions through the facilities of the New York Stock Exchange, at market prices, in block transactions, to or through a market maker, through an electronic communications network or as otherwise agreed by the Company and the Manager. As of March 31, 2017, and the date of this filing, no shares have been sold pursuant to the Agreement.

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

The following table presents the long-term cash and equity incentive compensation related to awards for the periods indicated:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Common stock options (1)	$—	$69
Nonvested common stock (1)	1,450	2,404
Nonvested common stock units (1)	170	290
Nonvested performance-based shares (1)	469	678
Nonvested performance cash units (2)(3)	(961)	485
Total	$1,128	$3,926

(1)
Unrecognized compensation cost as of March 31, 2017 was $9.7 million, which related to grants of nonvested shares of common stock that are expected to be recognized over a weighted-average period of 2.0 years.

(2)
The nonvested performance-based cash units are accounted for as liability awards with $2.3 million and $2.9 million in derivatives and other noncurrent liabilities in the Unaudited Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016, respectively.

(3)	Liability awards are fair valued at each reporting date. The weighted average fair value share price decreased from $8.89 as of December 31, 2016 to $4.55 as of March 31, 2017.

Nonvested Equity and Cash Awards. The following table presents the equity and cash awards granted pursuant to the Company's various stock compensation plans:

	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016
Equity Awards	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested common stock	749,227	$6.10	686,500	$5.11
Nonvested common stock units	3,571	$4.55	3,014	$6.22
Total granted	752,798		689,514

	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016
Cash Awards	Number of Units	Fair Value Per Unit	Number of Units	Fair Value Per Unit
Nonvested performance cash units	633,141	$4.55	646,572	$6.22

Performance Cash Program

2017 Program. In February 2017, the Compensation Committee approved a performance cash program (the "2017 Program") granting performance cash units that will settle in cash. The performance-based awards contingently vest in February 2020, depending on the level at which the performance goal is achieved. The performance goal, which will be measured over the three-year period ending December 31, 2019, will be the Company's total shareholder return ("TSR") based on a matrix measurement of (1) the Company's absolute performance and (2) the Company's ranking relative to a defined peer group's individual TSRs ("Relative TSR"). The Company's absolute performance is measured against the December 30, 2016 closing share price of $6.99. If the Company's absolute performance is lower than the $6.99 share price, the payout is zero for this portion. If the Company's absolute performance is greater than the $6.99 share price, the performance cash units will vest 1% for each 1% in growth, up to 100% of the original grant. If the Company's Relative TSR is less than the median, the payout is zero for this portion. If the Company's Relative TSR is above the median, the payout is equal to twice the Company's percentile rank above the median, up to 100% of the original grant. The Company's combined absolute performance and Relative TSR have a maximum vest of up to 200% of the original grant. A total of 633,141 units were granted under this program during the three months ended March 31, 2017.

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

As of March 31, 2017
(in thousands)
2017	$403
2018	537
2019	1,825
Total	$2,765

Transportation Charges. The Company is party to two firm transportation contracts, through July 2021, to provide capacity on natural gas pipeline systems. The contracts require the Company to pay transportation charges regardless of the amount of pipeline capacity utilized by the Company. These monthly transportation payments are included in unused commitments expense in the Unaudited Consolidated Statements of Operations. As a result of previous divestitures in 2013 and 2014, the Company will likely not utilize the firm capacity on the natural gas pipelines.

The amounts in the table below represent the Company's future minimum transportation charges:

As of March 31, 2017
(in thousands)
2017	$14,018
2018	18,691
2019	18,691
2020	18,691
2021	10,902
Thereafter	—
Total	$80,993

Lease and Other Commitments. The Company leases office space, vehicles and certain equipment under non-cancelable operating leases. Additionally, the Company has entered into various long-term agreements for telecommunication services as well as other drilling and throughput commitments.

Future minimum annual payments under lease and other agreements are as follows:

As of March 31, 2017
(in thousands)
2017	$2,547
2018	2,942
2019	972
2020	71
2021	6
Thereafter	—
Total	$6,538

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

Condensed Consolidating Balance Sheets

	As of March 31, 2017
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Assets:
Current assets	$311,454	$112	$—	$311,566
Property and equipment, net	1,079,424	5,654	—	1,085,078
Intercompany receivable	20,510	—	(20,510)	—
Investment in subsidiaries	(14,803)	—	14,803	—
Noncurrent assets	5,100	—	—	5,100
Total assets	$1,401,685	$5,766	$(5,707)	$1,401,744
Liabilities and Stockholders' Equity:
Current liabilities	$106,410	$—	$—	$106,410
Intercompany payable	—	20,510	(20,510)	—
Long-term debt	711,491	—	—	711,491
Other noncurrent liabilities	24,563	59	—	24,622
Stockholders' equity	559,221	(14,803)	14,803	559,221
Total liabilities and stockholders' equity	$1,401,685	$5,766	$(5,707)	$1,401,744

	As of December 31, 2016
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Assets:
Current assets	$318,274	$178	$—	$318,452
Property and equipment, net	1,056,343	5,806	—	1,062,149
Intercompany receivable	20,678	—	(20,678)	—
Investment in subsidiaries	(14,751)	—	14,751	—
Noncurrent assets	4,740	—	—	4,740
Total assets	$1,385,284	$5,984	$(5,927)	$1,385,341
Liabilities and Stockholders' Equity:
Current liabilities	$85,018	$—	$—	$85,018
Intercompany payable	—	20,678	(20,678)	—
Long-term debt	711,808	—	—	711,808
Other noncurrent liabilities	16,915	57	—	16,972
Stockholders' equity	571,543	(14,751)	14,751	571,543
Total liabilities and stockholders' equity	$1,385,284	$5,984	$(5,927)	$1,385,341

Condensed Consolidating Statements of Operations

	Three Months Ended March 31, 2017
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Operating and other revenues	$50,425	$111	$—	$50,536
Operating expenses	(56,858)	(163)	—	(57,021)
General and administrative	(9,349)	—	—	(9,349)
Interest income and other income (expense)	2,719	—	—	2,719
Income (loss) before income taxes and equity in earnings of subsidiaries	(13,063)	(52)	—	(13,115)
(Provision for) benefit from income taxes	—	—	—	—
Equity in earnings (loss) of subsidiaries	(52)	—	52	—
Net income (loss)	$(13,115)	$(52)	$52	$(13,115)

	Three Months Ended March 31, 2016
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Operating and other revenues	$29,266	$168	$—	$29,434
Operating expenses	(56,305)	(164)	—	(56,469)
General and administrative	(12,420)	—	—	(12,420)
Interest and other income (expense)	(7,041)	—	—	(7,041)
Income (loss) before income taxes and equity in earnings of subsidiaries	(46,500)	4	—	(46,496)
(Provision for) benefit from income taxes	—	—	—	—
Equity in earnings (loss) of subsidiaries	4	—	(4)	—
Net income (loss)	$(46,496)	$4	$(4)	$(46,496)

Condensed Consolidating Statements of Comprehensive Income (Loss)

	Three Months Ended March 31, 2017
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Net income (loss)	$(13,115)	$(52)	$52	$(13,115)
Other comprehensive income (loss)	—	—	—	—
Comprehensive income (loss)	$(13,115)	$(52)	$52	$(13,115)

	Three Months Ended March 31, 2016
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Net income (loss)	$(46,496)	$4	$(4)	$(46,496)
Other comprehensive income (loss)	—	—	—	—
Comprehensive income (loss)	$(46,496)	$4	$(4)	$(46,496)

Condensed Consolidating Statements of Cash Flows

	Three Months Ended March 31, 2017
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities	$37,930	$168	$—	$38,098
Cash flows from investing activities:
Additions to oil and gas properties, including acquisitions	(57,963)	—	—	(57,963)
Additions to furniture, fixtures and other	(11)	—	—	(11)
Proceeds from sale of properties and other investing activities	11,225	—	—	11,225
Intercompany transfers	168	—	(168)	—
Cash flows from financing activities:
Principal payments on debt	(112)	—	—	(112)
Proceeds from sale of common stock, net of offering costs	(224)	—	—	(224)
Intercompany transfers	—	(168)	168	—
Other financing activities	(967)	—	—	(967)
Change in cash and cash equivalents	(9,954)	—	—	(9,954)
Beginning cash and cash equivalents	275,841	—	—	275,841
Ending cash and cash equivalents	$265,887	$—	$—	$265,887

	Three Months Ended March 31, 2016
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities	$40,419	$96	$—	$40,515
Cash flows from investing activities:
Additions to oil and gas properties, including acquisitions	(61,261)	—	—	(61,261)
Additions to furniture, fixtures and other	(782)	—	—	(782)
Proceeds from sale of properties and other investing activities	(1,238)	—	—	(1,238)
Intercompany transfers	96	—	(96)	—
Cash flows from financing activities:
Principal payments on debt	(109)	—	—	(109)
Intercompany transfers	—	(96)	96	—
Other financing activities	(398)	—	—	(398)
Change in cash and cash equivalents	(23,273)	—	—	(23,273)
Beginning cash and cash equivalents	128,836	—	—	128,836
Ending cash and cash equivalents	$105,563	$—	$—	$105,563

14. Subsequent Event

On April 28, 2017, the Company closed on an offering of $275.0 million in aggregate principal amount of 8.75% senior unsecured notes due 2025, at par ("2017 Debt Offering"). The Company intends to use the net proceeds from the offering, together with available cash on hand, to fund the redemption and repurchase of all of its outstanding 7.625% Senior Notes due 2019 and all of its outstanding 5% Convertible Senior Notes due 2028.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements as to future plans, estimates, beliefs and expected performance of Bill Barrett Corporation (the "Company", "we", "us" or "our"). Forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, risks and uncertainties relating to:

•	potential failure to achieve expected production from existing and future exploration or development projects or acquisitions;

•	volatility of market prices received for oil, natural gas and natural gas liquids ("NGLs"), and the risk of a prolonged period of depressed prices;

•	reduction of proved undeveloped reserves due to failure to develop within the five-year development window defined by the Securities and Exchange Commission;

•	derivative and hedging activities;

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

•
other uncertainties, including those factors discussed below and in our Annual Report on Form 10-K for the year ended December 31, 2016 under the headings "Cautionary Note Regarding Forward-Looking Statements" and "Risk Factors" and in Item 1A, "Risk Factors" of this Quarterly Report on Form 10-Q, all of which are difficult to predict.

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

We were formed in January 2002 and are incorporated in the State of Delaware. In December 2004, we completed our initial public offering. In December 2016, we completed an additional public offering of our common stock, selling 15,525,000 shares at a price of $7.40 per share. The sale included the full exercise by the underwriters of their option to purchase 2,025,000 shares of common stock. Net proceeds from the sale, after deducting fees and estimated expenses, were approximately $109.8 million.

Oil prices declined significantly in 2014 and 2015 and remained depressed during most of 2016. Natural gas and NGL prices have experienced decreases of comparable magnitude over the same period. At the end of 2016 and into 2017 commodity prices remained volatile but improved slightly to a level that could warrant increased activity, however, we expect to be flexible with our 2017 capital budget and operating activities as we continue to monitor economic conditions.

In 2017, our priority remains ensuring ample liquidity, and we plan to adjust our development plans as necessary to this end. In addition, we expect to pursue opportunities to further improve our liquidity position through capital markets or other transactions, such as additional property dispositions, if we believe conditions to be favorable.

On April 28, 2017, we closed on an offering of $275.0 million in aggregate principal amount of 8.75% senior unsecured notes due 2025, at par. We intend to use the net proceeds from the offering, together with available cash on hand, to fund the redemption and repurchase of all of our outstanding 7.625% Senior Notes due 2019 and all of our outstanding 5% Convertible Senior Notes due 2028.

We are committed to developing and producing oil and natural gas in a responsible and safe manner. Our employees work diligently with regulatory agencies, as well as environmental, wildlife and community organizations, to ensure that exploration and development activities meet stakeholders' expectations and regulatory requirements.

Future acquisitions or dispositions could have a material impact on our financial condition and results of operations by increasing or decreasing our reserves, production and revenues as well as expenses and future capital expenditures. We currently anticipate that we would finance any future acquisitions with available borrowings under our Amended Credit Facility, other indebtedness, sales of properties, and/or the issuance of debt, equity or equity-linked securities. Our prior acquisitions and capital expenditures were financed with a combination of cash on hand, funding from the sale of our equity securities, our Amended Credit Facility, other debt financing and cash flows from operations.

Because of our growth through acquisitions and dispositions of properties, our historical results of operations and period-to-period comparisons of these results and certain financial data may not be meaningful. In addition, past results are not necessarily indicative of future results.

Commodity prices are inherently volatile and are influenced by many factors outside of our control. As of April 18, 2017, we have hedged 1,913,875 barrels of oil and 2,750,000 MMbtu of natural gas, or approximately 50% of our expected remaining 2017 production, and 1,137,250 barrels of oil for 2018 at price levels that provide some economic certainty to our cash flows. We focus our efforts on increasing oil, natural gas and NGLs reserves and production while controlling costs at a level that is appropriate for long-term operations. Our future earnings and cash flows are dependent on our ability to manage our revenues and overall cost structure to a level that allows for profitable production.

We operate in one industry segment, which is the development and production of crude oil, natural gas and NGLs, and all of our operations are conducted in the Rocky Mountain region of the United States. Consequently, we currently report a single reportable segment.

Three Months Ended March 31, 2017 Compared with Three Months Ended March 31, 2016

	Three Months Ended March 31,		Increase (Decrease)
	2017	2016	Amount	Percent
	($ in thousands, except per unit data)
Operating Results:
Operating Revenues
Oil, gas and NGL production	$50,425	$29,121	$21,304	73%
Other operating revenues	111	313	(202)	(65)%
Operating Expenses
Lease operating expense	5,862	8,827	(2,965)	(34)%
Gathering, transportation and processing expense	489	788	(299)	(38)%
Production tax expense	322	(315)	637	202%
Exploration expense	27	27	—	—%
Impairment, dry hole costs and abandonment expense	8,074	558	7,516	*nm
(Gain) loss on sale of properties	(92)	—	(92)	*nm
Depreciation, depletion and amortization	38,340	42,016	(3,676)	(9)%
Unused commitments	4,572	4,568	4	—%
General and administrative expense (1)	9,349	12,420	(3,071)	(25)%
Other operating expenses, net	(573)	—	(573)	*nm
Total operating expenses	$66,370	$68,889	$(2,519)	(4)%
Production Data:
Oil (MBbls)	825	886	(61)	(7)%
Natural gas (MMcf)	1,890	1,626	264	16%
NGLs (MBbls)	293	210	83	40%
Combined volumes (MBoe)	1,433	1,367	66	5%
Daily combined volumes (Boe/d)	15,922	15,022	900	6%
Average Realized Prices Before Hedging:
Oil (per Bbl)	$47.92	$27.60	$20.32	74%
Natural gas (per Mcf)	2.66	1.66	1.00	60%
NGLs (per Bbl)	20.04	9.43	10.61	113%
Combined (per Boe)	35.18	21.30	13.88	65%
Average Realized Prices with Hedging:
Oil (per Bbl)	$52.41	$63.69	$(11.28)	(18)%
Natural gas (per Mcf)	2.62	2.26	0.36	16%
NGLs (per Bbl)	20.04	9.43	10.61	113%
Combined (per Boe)	37.71	45.42	(7.71)	(17)%
Average Costs (per Boe):
Lease operating expense	$4.09	$6.46	$(2.37)	(37)%
Gathering, transportation and processing expense	0.34	0.58	(0.24)	(41)%
Production tax expense	0.22	(0.23)	0.45	196%
Depreciation, depletion and amortization	26.76	30.74	(3.98)	(13)%
General and administrative expense (1)	6.52	9.09	(2.57)	(28)%

*	Not meaningful.

(1)
Included in general and administrative expense is long-term cash and equity incentive compensation of $1.1 million (or $0.79 per Boe) and $3.9 million (or $2.87 per Boe) for the three months ended March 31, 2017 and 2016, respectively.

Production Revenues and Volumes. Production revenues increased to $50.4 million for the three months ended March 31, 2017 from $29.1 million for the three months ended March 31, 2016. The increase in production revenues was due to a 65% increase in average realized prices before hedging and a 5% increase in production volumes. The increase in average realized prices before hedging increased production revenues by approximately $19.0 million, while the increase in production volumes increased production revenues by approximately $2.3 million.

The 5% increase in total production from the three months ended March 31, 2016 to the three months ended March 31, 2017 was due to an increase in DJ Basin production of 20%, offset by a decrease of 49% in the Uinta Oil Program due to natural production declines and property dispositions with no significant drilling or recompletion activities to offset these declines. Additional information concerning production is set forth in the following table:

	Three Months Ended March 31, 2017				Three Months Ended March 31, 2016				% Increase (Decrease)
	Oil	NGL	Natural Gas	Total	Oil	NGL	Natural Gas	Total	Oil	NGL	Natural Gas	Total
	(MBbls)	(MBbls)	(MMcf)	(MBoe)	(MBbls)	(MBbls)	(MMcf)	(MBoe)	(MBbls)	(MBbls)	(MMcf)	(MBoe)
DJ Basin	679	291	1,842	1,277	638	198	1,356	1,062	6%	47%	36%	20%
Uinta Oil Program	145	1	48	154	247	12	270	304	(41)%	(92)%	(82)%	(49)%
Other	1	1	—	2	1	—	—	1	—%	*nm	*nm	100%
Total	825	293	1,890	1,433	886	210	1,626	1,367	(7)%	40%	16%	5%

*	Not meaningful.

Lease Operating Expense ("LOE"). LOE decreased to $4.09 per Boe for the three months ended March 31, 2017 from $6.46 per Boe for the three months ended March 31, 2016. The decrease per Boe for the three months ended March 31, 2017 compared with the three months ended March 31, 2016 is primarily related to operational efficiencies and sales of certain non-core assets in the Uinta Basin, which had higher LOE costs on a per Boe basis.

Production Tax Expense. Total production taxes increased to $0.3 million for the three months ended March 31, 2017 from a credit of $0.3 million for the three months ended March 31, 2016. Production tax expense for both periods included an annual true-up of Colorado ad valorem tax based on actual assessments and a true-up of the Colorado severance tax. Production taxes are primarily based on the wellhead values of production, which exclude gains and losses associated with hedging activities. Excluding the ad valorem and severance tax adjustments, production taxes as a percentage of oil, natural gas and NGL sales were 6.7% and 7.3% for the three months ended March 31, 2017 and March 31, 2016, respectively.

Production tax rates vary across the different areas in which we operate. As the proportion of our production changes from area to area, our average production tax rate will vary depending on the quantities produced from each area and the production tax rates in effect for those areas.

Impairment, Dry Hole Costs and Abandonment Expense. Our impairment, dry hole costs and abandonment expense for the three months ended March 31, 2017 and 2016 are summarized below:

	Three Months Ended March 31,
	2017		2016
	(in thousands)
Non-cash impairment of unproved oil and gas properties	$8,010	(1)	$183
Dry hole expense	2		57
Abandonment expense	62		318
Total non-cash impairment, dry hole costs and abandonment expense	$8,074		$558

(1)	The Company recognized an impairment related to unproved oil and gas properties in the Cottonwood Gulch area of the Piceance Basin. The Company has no current plan to develop this acreage.

We review our oil and natural gas properties for impairment on a quarterly basis or whenever events and circumstances indicate that a decline in the recoverability of their carrying value may have occurred. We estimate the expected undiscounted future net cash flows of our oil and gas properties using proved and risked probable and possible reserves based on our best estimate of development plans, future production, commodity pricing, reserve risking, gathering and transportation deductions, production tax rates, lease operating expenses and future development costs. We compare such undiscounted future net cash flows to the carrying amount of the oil and gas properties to determine if the carrying amount is recoverable. If the undiscounted future net cash flows exceed the carrying amount of the oil and gas properties, no impairment is taken. If the carrying amount exceeds the undiscounted future net cash flows, we will impair the carrying value to fair value based on an analysis of quantitative and qualitative factors existing as of the balance sheet date. We do not believe that the undiscounted future net cash flows of our oil and gas properties represent the applicable market value. The factors used to determine fair value include, but are not limited to, recent sales prices of comparable properties, indications from marketing activities, the present value of future revenues, net of estimated operating and development costs using estimates of reserves, future commodity pricing, future production estimates, anticipated capital expenditures and various discount rates commensurate with the risk and current market conditions associated with realizing the projected cash flows.

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

Our current recoverability test on our existing oil and gas properties as of March 31, 2017 uses commodity pricing based on a combination of assumptions, which are closely aligned with the assumptions management uses in its budgeting and forecasting process, including adjustments for geographical location and quality differentials as well as other factors that management believes will impact realized prices. The application of this test as of March 31, 2017 results in a surplus of undiscounted future net cash flows over the carrying amount of our oil and gas properties. If the recoverability test described above would result in the carrying amount exceeding undiscounted future estimated net cash flows, and an impairment is necessary, we would reduce the carrying value to fair value. If future commodity prices assumed in the recoverability test are not realized, we could incur a significant impairment. However, there are many other variables besides oil price that are included in the recoverability test that could impact the results.

Depreciation, Depletion and Amortization ("DD&A"). DD&A decreased to $38.3 million for the three months ended March 31, 2017 compared with $42.0 million for the three months ended March 31, 2016. The decrease of $3.7 million was a result of a 13% decrease in the DD&A rate, offset by a 5% increase in production for the three months ended March 31, 2017 compared with the three months ended March 31, 2016. The decrease in the DD&A rate accounted for a $5.7 million decrease in DD&A expense, while the increase in production accounted for a $2.0 million increase in DD&A expense.

Under successful efforts accounting, depletion expense is calculated on a field-by-field basis based on geologic and reservoir delineation using the unit-of-production method. The capital expenditures for proved properties for each field compared to the proved reserves corresponding to each producing field determine a depletion rate for current production. For the three months ended March 31, 2017, the relationship of capital expenditures, proved reserves and production from certain producing fields yielded a depletion rate of $26.76 per Boe compared with $30.74 per Boe for the three months ended March 31, 2016.

Unused Commitments. During March 2010, we entered into two firm natural gas pipeline transportation contracts to provide a guaranteed outlet for production from the West Tavaputs area of the Uinta Basin and the Gibson Gulch area of the Piceance Basin. These transportation contracts were not included in the sales of these assets in December 2013 and September 2014, respectively. Both firm transportation contracts require the pipeline to provide transportation capacity and require us to pay monthly transportation charges regardless of the amount of pipeline capacity utilized and expire July 31, 2021. Unused commitments expense for both the three months ended March 31, 2017 and 2016 consisted of $4.6 million related to these contracts.

General and Administrative Expense. General and administrative expense decreased to $9.3 million for the three months ended March 31, 2017 from $12.4 million for the three months ended March 31, 2016 primarily due to a decrease in long-term cash and equity compensation discussed below.

Included in general and administrative expense is long-term cash and equity incentive compensation of $1.1 million and $3.9 million for the three months ended March 31, 2017 and 2016, respectively. The components of long-term cash and equity incentive compensation for the three months ended March 31, 2017 and 2016 are shown in the following table:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Stock options and nonvested common stock	$1,919	$3,151
Nonvested common stock units	170	290
Performance cash units (1)(2)	(961)	485
Total	$1,128	$3,926

(1)	The performance cash units will be settled in cash for the performance metrics that are met.

(2)
The performance cash units are accounted for as liability awards and fair valued at each reporting date. The weighted average fair value share price decreased from $8.89 as of December 31, 2016 to $4.55 as of March 31, 2017.

Interest Expense. Interest expense decreased to $14.0 million for the three months ended March 31, 2017 from $15.7 million for the three months ended March 31, 2016 primarily due to the Debt Exchange completed on June 3, 2016 (see Note 5 to the accompanying financial statements), which reduced the principal of our 7.625% Senior Notes by $84.7 million.

Commodity Derivative Gain (Loss). Commodity derivative gain (loss) was a gain of $16.5 million for the three months ended March 31, 2017 compared with a gain of $8.7 million for the three months ended March 31, 2016. The gain or loss on commodity derivatives is related to fluctuations of oil and natural gas future pricing compared to actual pricing of commodity hedges in place as of March 31, 2017 and 2016 and during the periods then ended.

The table below summarizes our commodity derivative gains and losses that were recognized in the periods presented:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Realized gain (loss) on derivatives (1)	$3,632	$32,962
Prior year unrealized (gain) loss transferred to realized (gain) loss (1)	(1,377)	(29,486)
Unrealized gain (loss) on derivatives (1)	14,209	5,192
Total commodity derivative gain (loss)	$16,464	$8,668

(1)
Realized and unrealized gains and losses on commodity derivatives are presented in the table as separate line items but are combined for a total commodity derivative gain (loss) in the Unaudited Consolidated Statements of Operations. This separate presentation is a non-GAAP measure. Management believes the separate presentation of the realized and unrealized commodity derivative gains and losses is useful because the realized cash settlement portion provides a better understanding of our hedge position. We also believe that this disclosure allows for a more accurate comparison to our peers.

During the three months ended March 31, 2017, approximately 71% of our oil volumes and 45% of our natural gas volumes were subject to financial hedges, which resulted in increased oil income of $3.7 million and decreased natural gas income of $0.1 million after settlements for all commodity derivatives. During the three months ended March 31, 2016, approximately 75% of our oil volumes and 27% of our natural gas volumes were subject to financial hedges, which resulted in increased oil income of $32.0 million and natural gas income of $1.0 million after settlements for all commodity derivatives.

Income Tax (Expense) Benefit. For the three months ended March 31, 2017, the income tax benefit was $5.0 million compared with a tax benefit of $17.5 million at March 31, 2016, resulting in an effective tax rate of 37.9% and 37.7% respectively. However, we recorded a full valuation allowance against our deferred tax asset which reduces our effective tax rate to zero for both the three months ended March 31, 2017 and 2016. We consider all available evidence in assessing the need for recording a valuation allowance. Such evidence includes the scheduled reversal of deferred tax liabilities, projected future taxable income, tax planning strategies, and judgement is required in considering the relative weight of negative and positive evidence. We continue to monitor facts and circumstances in the reassessment of the likelihood that operating loss carryforward, credits and other deferred tax assets will be utilized prior to their expiration. Additionally, for both the three months ended March 31, 2017 and 2016, our effective tax rate before valuation allowance differs from the federal statutory rate because of recording permanent differences for stock-based compensation expense, lobbying and political contributions, and officer compensation as well as state income tax expense.

Capital Resources and Liquidity

Our primary sources of liquidity since our formation in January 2002 have been net cash provided by operating activities, sales and other issuances of equity and debt securities, notes and senior notes, bank credit facilities, proceeds from sale-leasebacks, joint exploration agreements and sales of interests in properties. Our primary use of capital has been for the development, exploration and acquisition of oil and natural gas properties. As we pursue profitable reserves and production growth, we continually monitor the capital resources, including potential issuances of equity and debt securities, available to us to meet our future financial obligations, fund planned capital expenditure activities and ensure adequate liquidity. Our future success in growing proved reserves and production will be highly dependent on capital resources available to us and our success in finding or acquiring additional reserves. We believe that we have sufficient liquidity available to us from cash on hand, cash flows from operations and under our Amended Credit Facility for our planned uses of capital for the remainder of 2017. However, we expect to pursue opportunities to further improve our liquidity position through capital markets or other transactions, such as additional property dispositions, if we believe conditions to be favorable.

At March 31, 2017, we had cash and cash equivalents of $265.9 million and no amounts outstanding under our Amended Credit Facility. At December 31, 2016, we had cash and cash equivalents of $275.8 million and no amounts outstanding under our Amended Credit Facility. Our effective borrowing capacity as of that date was reduced by $26.0 million to $274.0 million due to an outstanding irrevocable letter of credit related to a firm transportation agreement. The borrowing base is dependent on our proved reserves and hedge position and is calculated using future commodity pricing provided by our lenders, and may be adjusted in the future at the sole discretion of the lenders.

Cash Flow from Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2017 and 2016 was $38.1 million and $40.5 million, respectively. The decrease in net cash provided by operating activities was primarily due to decreases in cash from derivative settlements offset by an increase in production revenues.

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

To mitigate some of the potential negative impact on cash flow caused by changes in oil, natural gas and NGL prices, we have entered into financial commodity swap contracts to receive fixed prices for a portion of our production. At March 31, 2017, we had in place crude oil swaps covering portions of our 2017 and 2018 production and natural gas swaps covering portions of our 2017 production.

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

At March 31, 2017, the estimated fair value of all of our commodity derivative instruments, summarized in the following table, was a net asset of $16.0 million, comprised of current and noncurrent assets.

Contract	Total Hedged Volumes	Quantity Type	Weighted Average Fixed Price	Index Price (1)	Fair Market Value (in thousands)
Swap Contracts:
2017
Oil	1,913,875	Bbls	$58.56	WTI	$13,023
Natural gas	2,750,000	MMBtu	$2.96	NWPL	57
2018
Oil	954,750	Bbls	$55.00	WTI	2,905
Total					$15,985

(1)
WTI refers to West Texas Intermediate price as quoted on the New York Mercantile Exchange. NWPL refers to the Northwest Pipeline Corporation price as quoted in Platt's Inside FERC on the first business day of each month.

The following table includes all hedges entered into from April 1, 2017 to April 18, 2017:

Contract	Total Hedged Volumes	Quantity Type	Weighted Average Fixed Price	Index Price
Swap Contracts:
2018
Oil	182,500	Bbls	$52.18	WTI

By removing the price volatility from a portion of our oil, natural gas and NGL related revenue, we have mitigated, but not eliminated, the potential effects of changing prices on our operating cash flow for those periods. While mitigating negative effects of falling commodity prices, these derivative contracts also limit the benefits we would receive from increases in commodity prices.

It is our policy to enter into derivative contracts with counterparties that are lenders in the Amended Credit Facility, affiliates of lenders in the Amended Credit Facility or potential lenders in the Amended Credit Facility. Our derivative contracts are documented using an industry standard contract known as a Schedule to the Master Agreement and International Swaps and Derivative Association, Inc. Master Agreement or other contracts. Typical terms for these contracts include credit support requirements, cross default provisions, termination events and set-off provisions. We are not required to provide any credit support to our counterparties other than cross collateralization with the properties securing the Amended Credit Facility. We have set-off provisions in our derivative contracts with lenders under our Amended Credit Facility which, in the event of a counterparty default, allow us to set-off amounts owed to the defaulting counterparty under the Amended Credit Facility or other obligations, if any, against monies owed to us under the derivative contracts. Where the counterparty is not a lender under the Amended Credit Facility, we may not be able to set-off amounts owed by us under the Amended Credit Facility, even if such counterparty is an affiliate of a lender under such facility.

Capital Expenditures

Our capital expenditures are summarized in the following tables for the periods indicated:

	Three Months Ended March 31,
Basin/Area	2017	2016
	(in millions)
DJ	$58.6	$44.1
Uinta Oil Program	0.5	0.7
Other	0.1	1.0
Total	$59.2	$45.8

	Three Months Ended March 31,
	2017	2016
	(in millions)
Acquisitions of proved and unproved properties and other real estate	$13.5	$0.8
Drilling, development, exploration and exploitation of oil and natural gas properties	45.1	42.4
Gathering and compression facilities	0.4	1.9
Furniture, fixtures and equipment	0.2	0.7
Total	$59.2	$45.8

Our current estimated capital expenditure budget in 2017 is $255.0 million to $285.0 million, with all drilling activities targeting oil. We may adjust capital expenditures as business conditions and operating results warrant. The amount, timing and allocation of capital expenditures are generally discretionary and within our control. If oil, natural gas and NGL prices decline below acceptable levels or costs increase above acceptable levels, we could choose to defer a portion of our budgeted capital expenditures until later periods to achieve the desired balance between sources and uses of liquidity. We would generally do this by prioritizing capital projects to first focus on those that we believe will have the highest expected financial returns and ability to generate near-term cash flow. The 2017 capital program is designed to closely align capital expenditures with expected cash flows as certain drilling activities may be deferred to protect our liquidity position.

We believe that we have sufficient available liquidity with available cash on hand, available borrowing under the Amended Credit Facility and cash flow from operations to fund our 2017 budgeted capital expenditures. Future cash flows are subject to a number of variables, including our level of oil and natural gas production, commodity prices and operating costs. There can be no assurance that operations and other capital resources will provide sufficient amounts of cash flow to maintain planned levels of capital expenditures.

Financing Activities

Debt Issuance. On April 28, 2017, we closed on an offering of $275.0 million in aggregate principal amount of 8.75% senior unsecured notes due 2025, at par. We intend to use the net proceeds from the offering, together with available cash on hand, to fund the redemption and repurchase of all of our outstanding 7.625% Senior Notes due 2019 and all of our outstanding 5% Convertible Senior Notes due 2028.

Equity Offering. In December 2016, we completed a public offering of our common stock, selling 15,525,000 shares at a price of $7.40 per share. The sale included the full exercise by the underwriters of their option to purchase 2,025,000 shares of common stock. Net proceeds from the sale, after deducting fees and estimated expenses, were approximately $109.8 million.

Amended Credit Facility. The Amended Credit Facility had commitments from 13 lenders and a borrowing base of $300.0 million as of March 31, 2017. As credit support for future payment under a contractual obligation, a $26.0 million letter of credit has been issued under the Amended Credit Facility, which reduced the available borrowing capacity under the Amended Credit Facility as of March 31, 2017 to $274.0 million. There have not been any borrowings under the Amended Credit Facility in 2017 or 2016.

Interest rates are LIBOR plus applicable margins of 1.5% to 2.5% or ABR plus 0.5% to 1.5% and the unused commitment fee is between 0.375% to 0.5% based on borrowing base utilization.

The borrowing base under the Amended Credit Facility is determined at the discretion of the lenders, based on the collateral value of our proved reserves that have been mortgaged to the lenders, and is subject to regular re-determinations on or about April 1 and October 1 of each year, as well as following any property sales. The lenders are currently reviewing the $300.0 million borrowing base and we expect no change once completed. Future borrowing bases will be computed based on proved oil, natural gas and NGL reserves, hedge positions and estimated future cash flows from those reserves calculated using future commodity pricing provided by our lenders, as well as any other outstanding debt. Lower commodity prices will generally result in a lower borrowing base.

The Amended Credit Facility contains certain financial covenants. We are currently in compliance with all financial covenants and have complied with all financial covenants since issuance. We expect to be in compliance with all financial covenants based on the 2017 budget at current commodity prices. However, if commodity prices significantly decline, our EBITDAX will be significantly reduced, which is a critical underpinning of our required financial covenants. If this were to occur, it may become necessary for us to negotiate an amendment to one or more of these financial covenants. In September 2015, we obtained an amendment to the Amended Credit Facility that replaced our debt-to-EBITDAX covenant in the facility with a secured debt-to-EBITDAX covenant and an EBITDAX-to-interest covenant through March 31, 2018. There can be no assurance that we will be able to obtain similar amendments, or waivers of covenant breaches, in the future if needed.

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

5% Convertible Senior Notes Due 2028. On March 12, 2008, we issued $172.5 million aggregate principal amount of Convertible Notes. On March 20, 2012, $147.2 million of the outstanding principal amount, or approximately 85% of the outstanding Convertible Notes, were put to us and redeemed by us at par. On March 20, 2015, $24.8 million of the remaining outstanding principal amount, or approximately 98% of the remaining outstanding Convertible Notes, were put to us and redeemed by us at par. As of March 31, 2017, $0.6 million aggregate principal amount of the Convertible Notes was outstanding. The Convertible Notes mature on March 15, 2028, unless earlier converted, redeemed or purchased by us. The Convertible Notes are senior unsecured obligations and rank equal in right of payment to all of our existing and future senior unsecured indebtedness, are senior in right of payment to all of our future subordinated indebtedness, and are effectively subordinated to all of our secured indebtedness with respect to the collateral securing such indebtedness. The Convertible Notes are structurally subordinated to all present and future secured and unsecured debt and other obligations of our subsidiaries. The Convertible Notes are fully and unconditionally guaranteed by the subsidiaries that guarantee our indebtedness under the Amended Credit Facility, the 7.625% Senior Notes and the 7.0% Senior Notes.

The Convertible Notes bear interest at a rate of 5% per annum, payable semi-annually in arrears on March 15 and September 15 of each year. Holders of the remaining Convertible Notes may require us to purchase all or a portion of their Convertible Notes for cash on each of March 20, 2018 and March 20, 2023 at a purchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest, if any, up to but excluding the applicable purchase date. We have the right with at least 30 days' notice to call the Convertible Notes. We plan to redeem the outstanding Convertible Notes with the proceeds of our 2017 Debt Offering. See Note 14 to the accompanying financial statements for additional information.

7.625% Senior Notes Due 2019. On September 27, 2011, we issued $400.0 million in principal amount of 7.625% Senior Notes due October 1, 2019 at par. On June 3, 2016, we exchanged $84.7 million principal amount of the 7.625% Senior Notes for 10 million newly issued shares of our common stock with a holder of the 7.625% Senior Notes. Based on the fair value of the shares issued, we recognized an $8.7 million gain on extinguishment of debt on the Consolidated Statement of Operations during the year ended December 31, 2016. As of March 31, 2017, $315.3 million aggregate principal amount of the 7.625% Senior Notes was outstanding.

The 7.625% Senior Notes mature on October 1, 2019, unless earlier redeemed or purchased by us. Interest is payable in arrears semi-annually on April 1 and October 1 of each year. The 7.625% Senior Notes are senior unsecured obligations and rank equal in right of payment with all of our other existing and future senior unsecured indebtedness, including the Convertible Notes and 7.0% Senior Notes. The 7.625% Senior Notes are redeemable at our option at a redemption price of 101.906% of the principal amount of the notes until October 1, 2017 when they become redeemable at 100.000%. We plan to redeem the outstanding 7.0% Senior Notes with the proceeds of our 2017 Debt Offering, together with available cash on hand. See Note 14 to the accompanying financial statements for additional information. The 7.625% Senior Notes are fully and unconditionally guaranteed by our subsidiaries that guarantee our indebtedness under the Amended Credit Facility, the Convertible Notes and the 7.0% Senior Notes. The 7.625% Senior Notes include certain covenants that limit our ability to incur additional indebtedness, make restricted payments, create liens or sell assets and that generally prohibit us from paying dividends. We are currently in compliance with all financial covenants and have complied with all financial covenants since issuance.

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

Nothing in the 7.625% Senior Notes, the 7.0% Senior Notes, or the Convertible Notes prohibits us from repurchasing any of the notes from time to time at any price in open market purchases or negotiated transactions or by tender offer or otherwise without any notice to or consent of the holders.

Lease Financing Obligation Due 2020. We have a Lease Financing Obligation with a balance of $2.7 million as of March 31, 2017 resulting from our sale and subsequent lease back of certain compressors and related facilities owned by us. The Lease Financing Obligation expires on August 10, 2020, and we have the option to purchase the equipment at the end of the lease term for the then current fair market value. The Lease Financing Obligation also contains an early buyout option pursuant to which we may purchase the equipment for $1.8 million on February 10, 2019. The lease payments related to the equipment are recognized as principal and interest expense based on a weighted average implicit interest rate of 3.3%. See Note 12 to the accompanying Unaudited Consolidated Financial Statements for a discussion of aggregate minimum future lease payments.

Our outstanding debt is summarized below:

		As of March 31, 2017			As of December 31, 2016
	Maturity Date	Principal	Unamortized Discount	Carrying Amount	Principal	Unamortized Discount	Carrying Amount
		(in thousands)
Amended Credit Facility	April 9, 2020	$—	$—	$—	$—	$—	$—
Convertible Notes (1)(2)	March 15, 2028	579	—	579	579	—	579
7.625% Senior Notes (3)	October 1, 2019	315,300	(1,972)	313,328	315,300	(2,169)	313,131
7.0% Senior Notes (4)	October 15, 2022	400,000	(4,046)	395,954	400,000	(4,227)	395,773
Lease Financing Obligation (5)	August 10, 2020	2,670	(3)	2,667	2,782	(3)	2,779
Total Debt		$718,549	$(6,021)	$712,528	$718,661	$(6,399)	$712,262
Less: Current Portion of Long-Term Debt (6)		1,037	—	1,037	454	—	454
Total Long-Term Debt		$717,512	$(6,021)	$711,491	$718,207	$(6,399)	$711,808

(1)
The aggregate estimated fair value of the Convertible Notes was approximately $0.5 million as of both March 31, 2017 and December 31, 2016, respectively, based on reported market trades of these instruments.

(2)
We have the right at any time with at least 30 days' notice to call the Convertible Notes, and the holders have the right to require us to purchase the notes on each of March 20, 2018 and March 20, 2023.

(3)
The aggregate estimated fair value of the 7.625% Senior Notes was approximately $312.9 million and $314.5 million as of March 31, 2017 and December 31, 2016, respectively, based on reported market trades of these instruments.

(4)
The aggregate estimated fair value of the 7.0% Senior Notes was approximately $379.5 million and $384.5 million as of March 31, 2017 and December 31, 2016, respectively, based on reported market trades of these instruments.

(5)
The aggregate estimated fair value of the Lease Financing Obligation was approximately $2.5 million and $2.6 million as of March 31, 2017 and December 31, 2016, respectively. Because there is no active, public market for the Lease Financing Obligation, the aggregate estimated fair value was based on market-based parameters of comparable term secured financing instruments.

(6)
The current portion of long-term debt as of March 31, 2017 includes the current portion of the Lease Financing Obligation and the principal amount of the Convertible Notes, as the holders may require the Company to purchase the Convertible Notes on March 20, 2018. The current portion of long-term debt as of December 31, 2016 includes the current portion of the Lease Financing Obligation.

Credit Ratings. Our credit risk is evaluated by two independent rating agencies based on publicly available information and information obtained during our ongoing discussions with the rating agencies. Moody's Investor Services and Standard & Poor's Rating Services currently rate our 7.625% Senior Notes and 7.0% Senior Notes and have assigned a credit rating. We do not have any credit rating triggers that would accelerate the maturity of amounts due under our Amended Credit Facility, Convertible Notes, 7.625% Senior Notes or 7.0% Senior Notes. However, our ability to raise funds and the costs of any financing activities will be affected by our credit rating at the time any such financing activities are conducted.

Contractual Obligations. A summary of our contractual obligations as of and subsequent to March 31, 2017 is provided in the following table:

	Payments Due by Year
	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter	Total
	Twelve Months Ended March 31, 2018	Twelve Months Ended March 31, 2019	Twelve Months Ended March 31, 2020	Twelve Months Ended March 31, 2021	Twelve Months Ended March 31, 2022	After March 31, 2022
	(in thousands)
Notes payable (1)	$553	$46	$—	$—	$—	$—	$599
7.625% Senior Notes (2)	24,042	24,042	339,342	—	—	—	387,426
7.0% Senior Notes (3)	28,000	28,000	28,000	28,000	28,000	428,000	568,000
Convertible Notes (4)	605	—	—	—	—	—	605
Lease Financing Obligation (5)	537	2,228	—	—	—	—	2,765
Office and office equipment leases and other (6)	3,293	2,921	291	33	—	—	6,538
Firm transportation and processing agreements (7)	18,691	18,691	18,691	18,691	6,229	—	80,993
Asset retirement obligations (8)	970	3	236	51	428	19,169	20,857
Total	$76,691	$75,931	$386,560	$46,775	$34,657	$447,169	$1,067,783

(1)
Notes payable includes interest on a $26.0 million letter of credit that accrues interest at 2.0% and 0.125% per annum for participation fees and fronting fees, respectively. The expected term of the letter of credit is April 30, 2018. There is currently no balance outstanding under the Amended Credit Facility due April 9, 2020.

(2)
On September 27, 2011, we issued $400.0 million aggregate principal amount of 7.625% Senior Notes. On June 3, 2016, we completed an exchange of notes for shares of our common stock, reducing our aggregate principal balance to $315.3 million as of March 31, 2017. We are obligated to make annual interest payments through maturity on October 1, 2019 equal to $24.0 million. We plan to redeem the outstanding Convertible Notes with the proceeds of our 2017 Debt Offering, together with available cash on hand. See Note 14 to the accompanying financial statements for additional information.

(3)
On March 25, 2012, we issued $400.0 million aggregate principal amount of 7.0% Senior Notes. We are obligated to make annual interest payments through maturity on October 15, 2022 equal to $28.0 million.

(4)
Our aggregate remaining principal amount of Convertible Notes was $0.6 million as of March 31, 2017. We are obligated to make semi-annual interest payments on the Convertible Notes until either we call the remaining Convertible Notes or the holders put the Convertible Notes to us. We plan to redeem the outstanding 7.0% Senior Notes with the proceeds of our 2017 Debt Offering. See Note 14 to the accompanying financial statements for additional information.

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

(8)
Neither the ultimate settlement amounts nor the timing of our asset retirement obligations can be precisely determined in advance. See "Critical Accounting Policies and Estimates" in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016 for a more detailed discussion of the nature of the accounting estimates involved in estimating asset retirement obligations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of March 31, 2017.

Trends and Uncertainties

We refer you to the corresponding section in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016 for a discussion of trends and uncertainties that may affect our financial condition or liquidity. Also see "Risk Factors" in Part II of this report.

Critical Accounting Policies and Estimates

We refer you to the corresponding section in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016 and the notes to the Unaudited Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for a description of critical accounting policies and estimates.

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

Commodity Price Risk

Our primary market risk exposure is in the prices we receive for our production. Commodity pricing is primarily driven by the prevailing worldwide price for crude oil and spot regional market prices applicable to our U.S. oil and natural gas production. Pricing for oil, natural gas and NGLs has been volatile and unpredictable for several years, and we expect this volatility to continue in the future. The prices we receive for future production depend on many factors outside of our control, including volatility in the differences between product prices at sales points and the applicable index price. Based on our average daily production and our derivative contracts in place for the three months ended March 31, 2017, our income before income taxes would have decreased by approximately $0.2 million for each $1.00 per barrel decrease in crude oil prices, approximately $0.1 million for each $0.10 decrease per MMBtu in natural gas prices and approximately $0.3 million for each $1.00 per barrel decrease in NGL prices.

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

As of April 18, 2017, we have financial derivative instruments related to oil and natural gas volumes in place for the following periods indicated. Further detail of these hedges is summarized in the table presented under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations— Capital Resources and Liquidity— Commodity Hedging Activities."

	April – December 2017		For the year 2018
	Derivative Volumes	Weighted Average Price	Derivative Volumes	Weighted Average Price
Oil (Bbls)	1,913,875	$58.56	1,137,250	$54.54
Natural Gas (MMbtu)	2,750,000	$2.96	—	$—

Commodity Price Risk - Carrying Value of Proved Oil and Gas Properties

Our current recoverability test on our existing oil and gas properties as of March 31, 2017 uses commodity pricing based on a combination of assumptions, which are closely aligned with the assumptions management uses in its budgeting and forecasting process, including adjustments for geographical location and quality differentials as well as other factors that management believes will impact realized prices. The application of this test as of March 31, 2017 results in a surplus of undiscounted future net cash flows over the carrying amount of our oil and gas properties. If the recoverability test described above would result in the carrying amount exceeding undiscounted future estimated net cash flows, and an impairment is necessary, we would reduce the carrying value to fair value. If future commodity prices assumed in the recoverability test are not realized, we could incur a significant impairment. However, there are many other variables besides oil price that are included in the recoverability test that could impact the results.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. As of March 31, 2017, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective as of March 31, 2017.

Changes in Internal Controls. There has been no change in our internal control over financial reporting during the first fiscal quarter of 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

We are not a party to any material pending legal or governmental proceedings other than ordinary routine litigation incidental to our business. While the ultimate outcome and impact of any proceeding cannot be predicted with certainty, our management does not believe that the resolution of any currently pending proceeding will have a material effect on our financial condition or results of operations.

Item 1A. Risk Factors.

As of the date of this filing, there have been no material changes or updates to the risk factors previously disclosed in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2016. An investment in our securities involves various risks. When considering an investment in our Company, you should carefully consider all of the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2016 and subsequent reports filed with the SEC. These risks and uncertainties are not the only ones facing us, and there may be additional matters that we are unaware of or that we currently consider immaterial. All of these could adversely affect our business, financial condition, results of operations and cash flows and, thus, the value of an investment in our Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Securities

There were no sales of unregistered equity securities during the period covered by this report.

Issuer Purchases of Equity Securities

The following table contains information about our acquisitions of equity securities during the three months ended March 31, 2017:

Period	Total Number of Shares (1)	Weighted Average Price Paid Per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 – 31, 2017	166	$7.07	—	—
February 1 – 28, 2017	163,897	5.87	—	—
March 1 – 31, 2017	897	4.46	—	—
Total	164,960	$5.86	—	—

(1)	Represents shares delivered by employees to satisfy tax withholding obligations resulting from the vesting of restricted shares of common stock issued pursuant to our employee incentive plans.

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

BILL BARRETT CORPORATION

Date:	May 2, 2017	By:	/s/ R. Scot Woodall
R. Scot Woodall
Chief Executive Officer and President
(Principal Executive Officer)

Date:	May 2, 2017	By:	/s/ David R. Macosko
David R. Macosko
Senior Vice President-Accounting
(Principal Accounting Officer)