Form 10-Q
period 2017-06-30
BILL BARRETT CORP
filed 2017-08-01
CIK 1172139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

There were 76,279,645 shares of $0.001 par value common stock outstanding on July 18, 2017.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

BILL BARRETT CORPORATION

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2017	December 31, 2016
	(in thousands, except share data)
Assets:
Current assets:
Cash and cash equivalents	$155,565	$275,841
Accounts receivable, net of allowance for doubtful accounts	30,410	32,837
Derivative assets	22,405	8,398
Prepayments and other current assets	2,671	1,376
Total current assets	211,051	318,452
Property and equipment - at cost, successful efforts method for oil and gas properties:
Proved oil and gas properties	1,663,304	1,539,373
Unproved oil and gas properties, excluded from amortization	54,758	58,830
Furniture, equipment and other	23,837	23,636
	1,741,899	1,621,839
Accumulated depreciation, depletion, amortization and impairment	(635,824)	(559,690)
Total property and equipment, net	1,106,075	1,062,149
Deferred income tax asset	—	1,587
Derivative assets	3,011	—
Deferred financing costs and other noncurrent assets	3,057	3,153
Total	$1,323,194	$1,385,341
Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable and accrued liabilities	$60,026	$49,447
Amounts payable to oil and gas property owners	8,865	6,192
Production taxes payable	18,506	22,992
Derivative liabilities	—	4,346
Deferred income taxes	—	1,587
Current portion of long-term debt	462	454
Total current liabilities	87,859	85,018
Long-term debt, net of debt issuance costs	668,545	711,808
Asset retirement obligations	20,761	10,703
Derivatives and other noncurrent liabilities	3,765	6,269
Stockholders' equity:
Common stock, $0.001 par value; authorized 300,000,000 and 150,000,000 shares at June 30, 2017 and December 31, 2016, respectively; 76,281,537 and 75,721,360 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively, with 1,400,260 and 1,325,714 shares subject to restrictions, respectively	75	74
Additional paid-in capital	1,116,588	1,113,797
Retained earnings (accumulated deficit)	(574,399)	(542,328)
Treasury stock, at cost: zero shares at June 30, 2017 and December 31, 2016	—	—
Total stockholders' equity	542,264	571,543
Total	$1,323,194	$1,385,341
See notes to Unaudited Consolidated Financial Statements.

BILL BARRETT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands, except share and per share data)
Operating Revenues:
Oil, gas and NGL production	$50,941	$47,025	$101,366	$76,146
Other operating revenues	125	259	236	572
Total operating revenues	51,066	47,284	101,602	76,718
Operating Expenses:
Lease operating expense	5,506	8,479	11,368	17,306
Gathering, transportation and processing expense	535	611	1,024	1,399
Production tax expense	3,434	3,520	3,756	3,205
Exploration expense	3	21	30	48
Impairment, dry hole costs and abandonment expense	1	234	8,075	792
(Gain) loss on sale of properties	—	(708)	(92)	(708)
Depreciation, depletion and amortization	39,337	40,392	77,677	82,408
Unused commitments	4,558	4,568	9,130	9,136
General and administrative expense	8,943	9,937	18,292	22,357
Other operating expenses, net	(755)	—	(1,328)	—
Total operating expenses	61,562	67,054	127,932	135,943
Operating Income (Loss)	(10,496)	(19,770)	(26,330)	(59,225)
Other Income and Expense:
Interest and other income	492	57	698	94
Interest expense	(16,137)	(15,423)	(30,088)	(31,169)
Commodity derivative gain (loss)	15,598	(21,980)	32,062	(13,312)
Gain (loss) on extinguishment of debt	(7,904)	8,697	(7,904)	8,697
Total other income and expense	(7,951)	(28,649)	(5,232)	(35,690)
Income (Loss) before Income Taxes	(18,447)	(48,419)	(31,562)	(94,915)
(Provision for) Benefit from Income Taxes	—	—	—	—
Net Income (Loss)	$(18,447)	$(48,419)	$(31,562)	$(94,915)
Net Income (Loss) Per Common Share, Basic	$(0.25)	$(0.93)	$(0.42)	$(1.89)
Net Income (Loss) Per Common Share, Diluted	$(0.25)	$(0.93)	$(0.42)	$(1.89)
Weighted Average Common Shares Outstanding, Basic	74,794,448	51,831,688	74,669,806	50,165,492
Weighted Average Common Shares Outstanding, Diluted	74,794,448	51,831,688	74,669,806	50,165,492
See notes to Unaudited Consolidated Financial Statements.

BILL BARRETT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Net Income (Loss)	$(18,447)	$(48,419)	$(31,562)	$(94,915)
Other comprehensive income (loss)	—	—	—	—
Comprehensive Income (Loss)	$(18,447)	$(48,419)	$(31,562)	$(94,915)
See notes to Unaudited Consolidated Financial Statements.

BILL BARRETT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2017	2016
	(in thousands)
Operating Activities:
Net Income (Loss)	$(31,562)	$(94,915)
Adjustments to reconcile to net cash provided by operations:
Depreciation, depletion and amortization	77,677	82,408
Impairment, dry hole costs and abandonment expense	8,075	792
Commodity derivative (gain) loss	(32,062)	13,312
Settlements of commodity derivatives	9,798	58,005
Stock compensation and other non-cash charges	3,654	5,431
Amortization of deferred financing costs	1,155	1,502
(Gain) loss on extinguishment of debt	7,904	(8,697)
(Gain) loss on sale of properties	(92)	(708)
Change in operating assets and liabilities:
Accounts receivable	2,427	9,544
Prepayments and other assets	(1,377)	(902)
Accounts payable, accrued and other liabilities	(5,585)	(3,943)
Amounts payable to oil and gas property owners	2,673	(3,387)
Production taxes payable	(4,486)	(9,663)
Net cash provided by (used in) operating activities	38,199	48,779
Investing Activities:
Additions to oil and gas properties, including acquisitions	(104,236)	(86,680)
Additions of furniture, equipment and other	(201)	(991)
Proceeds from sale of properties and other investing activities	(615)	(1,225)
Net cash provided by (used in) investing activities	(105,052)	(88,896)
Financing Activities:
Proceeds from debt	275,000	—
Principal payments on debt	(322,113)	(218)
Proceeds from sale of common stock, net of offering costs	(298)	—
Deferred financing costs and other	(6,012)	(1,078)
Net cash provided by (used in) financing activities	(53,423)	(1,296)
Increase (Decrease) in Cash and Cash Equivalents	(120,276)	(41,413)
Beginning Cash and Cash Equivalents	275,841	128,836
Ending Cash and Cash Equivalents	$155,565	$87,423
See notes to Unaudited Consolidated Financial Statements.

BILL BARRETT CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)
(In thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Stockholders' Equity
Balance at December 31, 2015	$48	$921,318	$(371,950)	$—	$549,416
Exercise of options, restricted stock activity and shares exchanged for exercise and tax withholding	1	—	—	(1,114)	(1,113)
Stock-based compensation	—	9,455	—	—	9,455
Retirement of treasury stock	—	(1,114)	—	1,114	—
Exchange of senior notes for shares of common stock	10	74,390	—	—	74,400
Issuance of common stock, net of offering costs	15	109,748	—	—	109,763
Net income (loss)	—	—	(170,378)	—	(170,378)
Balance at December 31, 2016	74	1,113,797	(542,328)	—	571,543
Cumulative effect of accounting change (1)	—	180	(509)	—	(329)
Exercise of options, restricted stock activity and shares exchanged for exercise and tax withholding	1	—	—	(1,230)	(1,229)
Stock-based compensation	—	3,902	—	—	3,902
Retirement of treasury stock	—	(1,230)	—	1,230	—
Issuance of common stock, net of offering costs	—	(61)	—	—	(61)
Net income (loss)	—	—	(31,562)	—	(31,562)
Balance at June 30, 2017	$75	$1,116,588	$(574,399)	$—	$542,264
See notes to Unaudited Consolidated Financial Statements.

(1)
Cumulative effect of accounting change relates to the adoption of Accounting Standards Update 2016-09. See Note 2 of the Consolidated Financial Statements for further detail on the adoption of this accounting standard.

BILL BARRETT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

June 30, 2017

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

Areas requiring the use of assumptions, judgments and estimates relate to volumes of oil, natural gas and NGL reserves used in calculating depreciation, depletion and amortization ("DD&A"), the amount of expected future net cash flows used in determining possible impairments of proved oil and gas properties and the amount of future capital costs used in these calculations. Assumptions, judgments and estimates also are required in determining asset retirement obligations, the timing of dry hole costs, impairments of unproved oil and gas properties, valuing deferred tax assets and estimating fair values of derivative instruments and stock-based payment awards.

Accounts Receivable. Accounts receivable is comprised of the following:

	As of June 30, 2017	As of December 31, 2016
	(in thousands)
Accrued oil, gas and NGL sales	$22,812	$26,542
Due from joint interest owners	7,442	4,366
Other	415	1,952
Allowance for doubtful accounts	(259)	(23)
Total accounts receivable	$30,410	$32,837

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

The following table sets forth the net capitalized costs and associated accumulated DD&A and non-cash impairments relating to the Company's oil, natural gas and NGL producing activities:

	As of June 30, 2017	As of December 31, 2016
	(in thousands)
Proved properties	$319,939	$306,075
Wells and related equipment and facilities	1,274,339	1,164,354
Support equipment and facilities	63,747	63,238
Materials and supplies	5,279	5,706
Total proved oil and gas properties	$1,663,304	$1,539,373
Unproved properties	32,046	27,790
Wells and facilities in progress	22,712	31,040
Total unproved oil and gas properties, excluded from amortization	$54,758	$58,830
Accumulated depreciation, depletion, amortization and impairment	(618,548)	(543,154)
Total oil and gas properties, net	$1,099,514	$1,055,049

The Company reviews oil and natural gas properties for impairment on a quarterly basis or whenever events and circumstances indicate that a decline in the recoverability of their carrying value may have occurred. The Company estimates the expected undiscounted future net cash flows of its oil and gas properties using proved and risked probable and possible reserves based on the Company's development plans and best estimate of future production, commodity pricing, reserve risking, gathering and transportation deductions, production tax rates, lease operating expenses and future development costs. The Company compares such undiscounted future net cash flows to the carrying amount of the oil and gas properties to determine if the carrying amount is recoverable. If the undiscounted future net cash flows exceed the carrying amount of the oil and gas properties, no impairment is taken. If the carrying amount of a property exceeds the undiscounted future net cash flows, the Company will impair the carrying value to fair value based on an analysis of quantitative and qualitative factors existing as of the balance sheet date. The Company does not believe that the undiscounted future net cash flows of its oil and gas properties represent the applicable market value. The factors used to determine fair value may include, but are not limited to, recent sales prices of comparable properties, indications from marketing activities, the present value of future revenues, net of estimated operating and development costs using estimates of reserves, future commodity pricing, future production estimates, anticipated capital expenditures and various discount rates commensurate with the risk and current market conditions associated with realizing the projected cash flows.

In addition, oil and gas properties are assessed for impairment once they meet the criteria to be classified as held for sale. Assets held for sale are carried at the lower of carrying cost or fair value less costs to sell. The fair value of the assets is determined using a market approach, based on an estimated selling price, as evidenced by current marketing activities, if possible. If an estimated selling price is not available, the Company utilizes the income valuation technique, which involves calculating the present value of future net cash flows as discussed above. If the carrying amount of the assets exceeds the fair value less costs to sell, an impairment will result to reduce the value of the properties down to fair value less costs to sell.

The Company recognized non-cash impairment, dry hole costs and abandonment expense in the Unaudited Consolidated Statements of Operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Impairment of unproved oil and gas properties(1)	$—	$—	$8,010	$183
Dry hole costs	—	13	2	70
Abandonment expense and lease expirations	1	221	63	539
Total impairment, dry hole costs and abandonment expense	$1	$234	$8,075	$792

(1)
The Company recognized a non-cash impairment charge associated with unproved oil and gas properties in the Cottonwood Gulch area of the Piceance Basin during the six months ended June 30, 2017. The Company has no current plan to develop this acreage.

The provision for DD&A of oil and gas properties is calculated on a field-by-field basis using the unit-of-production method. Natural gas and NGLs are converted to an oil equivalent, Boe, at the standard rate of six Mcf to one Boe and forty-two gallons to one Boe, respectively. Estimated future dismantlement, restoration and abandonment costs are taken into consideration by this calculation.

Accounts Payable and Accrued Liabilities. Accounts payable and accrued liabilities are comprised of the following:

	As of June 30, 2017	As of December 31, 2016
	(in thousands)
Accrued drilling, completion and facility costs	$37,335	$15,594
Accrued lease operating, gathering, transportation and processing expenses	3,915	4,261
Accrued general and administrative expenses	4,725	6,375
Accrued interest payable	10,221	12,264
Trade payables	1,295	7,900
Other	2,535	3,053
Total accounts payable and accrued liabilities	$60,026	$49,447

Environmental Liabilities. Environmental expenditures that relate to an existing condition caused by past operations and that do not contribute to current or future revenue generation are expensed. Environmental liabilities are accrued when environmental assessments and/or clean-ups are probable, and the costs can be reasonably estimated. Recent case law in Wyoming has exposed us to potential obligations for plugging and abandoning wells, and associated reclamation, for assets that were sold to other industry parties in prior years. If such third parties become unable to fulfill their contract obligations to the Company as provided for in purchase and sale agreements, regulatory agencies and landowners may demand that the Company perform such activities. The Company recognized $0.8 million associated with these obligations in other operating expenses in the Consolidated Statement of Operations for the six months ended June 30, 2017.

Revenue Recognition. Oil, gas and NGL revenues are recognized when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred and title has transferred, and collectability of the revenue is reasonably assured. The Company uses the sales method to account for gas and NGL imbalances. Under this method, revenues are recorded on the basis of gas and NGLs actually sold by the Company. In addition, the Company records revenues for its share of gas and NGLs sold by other owners that cannot be volumetrically balanced in the future due to insufficient remaining reserves. The Company also reduces revenues for other owners' volumetric share of gas and NGLs sold by the Company that cannot be volumetrically balanced in the future due to insufficient remaining reserves. The Company's remaining over- and under-produced gas and NGLs balancing positions are taken into account in determining the Company's proved oil, gas and NGL reserves. Imbalances at June 30, 2017 and 2016 were not material.

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

Income Taxes. Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently payable plus deferred income taxes related to certain income and expenses recognized in different periods for financial and income tax reporting purposes. Deferred income tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when assets are recovered or liabilities are settled. Deferred income taxes also include tax credits and net operating losses that are available to offset future income taxes. Deferred income taxes are measured by applying currently enacted tax rates. Deferred tax assets are regularly reviewed, considering all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, taxable strategies and results of recent operations. The assumptions about future taxable income require significant judgment to determine whether it is more likely than not that the deferred tax asset will be realized. If it is determined that the deferred tax asset will not be realized, then a valuation allowance will be recorded against the deferred tax asset. The Company began recording a full valuation allowance against the deferred tax asset during the period ending September 30, 2015 and continues to do so as of June 30, 2017.

The Company accounts for uncertainty in income taxes for tax positions taken or expected to be taken in a tax return. Only tax positions that meet the more-likely-than-not recognition threshold are recognized. The Company does not have any uncertain tax positions recorded as of June 30, 2017.

Earnings/Loss Per Share. Basic net income (loss) per common share is calculated by dividing net income (loss) attributable to common stock by the weighted average number of common shares outstanding during each period. Diluted net income per common share is calculated by dividing net income attributable to common stock by the weighted average number of common shares outstanding and other dilutive securities. Potentially dilutive securities for the diluted net income per common share calculations consist of nonvested equity shares of common stock and in-the-money outstanding stock options to purchase the Company's common stock. No potential common shares are included in the computation of any diluted per share amount when a net loss exists, as was the case for the three and six months ended June 30, 2017 and 2016.

The following table sets forth the calculation of basic and diluted income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands, except per share amounts)
Net income (loss)	$(18,447)	$(48,419)	$(31,562)	$(94,915)
Basic weighted-average common shares outstanding in period	74,794	51,832	74,670	50,165
Diluted weighted-average common shares outstanding in period	74,794	51,832	74,670	50,165
Basic net income (loss) per common share	$(0.25)	$(0.93)	$(0.42)	$(1.89)
Diluted net income (loss) per common share	$(0.25)	$(0.93)	$(0.42)	$(1.89)

New Accounting Pronouncements. In May 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-09, Stock Compensation-Scope of Modification Accounting. The objective of this update is to provide clarity and reduce both diversity in practice and cost and complexity when applying a change to the terms or conditions of a share-based payment award. ASU 2017-09 is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. The Company does not expect the standard to have a significant impact on the Company's financial statements or disclosures.

In January 2017, the FASB issued ASU 2017-01, Business Combinations: Clarifying the definition of a business. The objective of this update is to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. The Company does not expect the standard to have a significant impact on the Company's financial statements or disclosures.

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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. The objective of this update is to simplify the current guidance for stock compensation. The areas for simplification involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 was effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The standard was adopted effective January 1, 2017 and did not have a significant impact on the Company's disclosures or financial statements. As of January 1, 2017, the Company did not have excess tax benefits associated with its stock compensation, and therefore, there was no tax impact upon adoption of this standard. In addition, the employee taxes paid on the statement of cash flows when shares were withheld for taxes were already classified as a financing activity, therefore, there was no cash flow statement impact upon adoption of this standard. The Company elected to account for forfeitures as they occur as opposed to estimating the number of awards that are expected to vest. Per ASU 2016-09, the election is considered a change in accounting principle, with the cumulative effect of the change reported as an adjustment to the beginning equity balance. The Company reported an increase to accumulated deficit and additional paid in capital ("APIC") of $0.2 million related to equity award compensation and an increase to accumulated deficit and derivative and other noncurrent liabilities of $0.3 million related to liability award compensation. The cumulative effect of accounting change is reported in the Consolidated Statement of Stockholders' Equity.

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

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. The objective of this update is to require deferred tax liabilities and assets to be classified as noncurrent in a classified statement of financial position. ASU 2015-17 was effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The standard was adopted January 1, 2017 on a prospective basis and did not have a significant impact on the Company's disclosures and financial statements. Prior periods were not retrospectively adjusted.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The objective of this update is to clarify the principles for recognizing revenue and to develop a common revenue standard. The FASB subsequently issued ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20, which provided additional implementation guidance and deferred the effective date of ASU 2014-09. The standard is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods. The standard will be adopted using the modified retrospective transition method, effective January 1, 2018. The Company has performed an initial assessment of its current existing revenue contracts and does not expect the standard to have a significant impact on the Company's financial statements or disclosures.

3. Supplemental Disclosures of Cash Flow Information

Supplemental cash flow information is as follows:

	Six Months Ended June 30,
	2017	2016
	(in thousands)
Cash paid for interest	$30,976	$31,287
Cash paid for income taxes	—	—
Supplemental disclosures of non-cash investing and financing activities:
Accrued liabilities - oil and gas properties	37,175	7,452
Change in asset retirement obligations, net of disposals	10,545	21
Retirement of treasury stock	(1,230)	(1,042)
Fair value of properties exchanged in non-cash transactions	11,790	—
Fair value of debt exchanged for common stock (1)	—	74,400

(1)	See Note 5 for additional information regarding the Debt Exchange.

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

During the six months ended June 30, 2017, the Company completed two acreage exchange transactions to consolidate certain acreage positions in the DJ Basin. Pursuant to the transactions, the Company exchanged leasehold acreage and, to a lesser extent, interests in certain proved undeveloped acreage. The assets exchanged were all in the same unit of production for property considerations, so it was concluded that this transaction was outside of the scope of the accounting requirements for recording the transaction at fair value and determining gain or loss on the non-monetary exchanges. The new acreage and underlying property costs were recorded at the previous historical cost of the assets the Company exchanged.

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

5. Long-Term Debt

The Company's outstanding debt is summarized below:

		As of June 30, 2017			As of December 31, 2016
	Maturity Date	Principal	Debt Issuance Costs	Carrying Amount	Principal	Debt Issuance Costs	Carrying Amount
		(in thousands)
Amended Credit Facility	April 9, 2020	$—	$—	$—	$—	$—	$—
Convertible Notes (1)	March 15, 2028	—	—	—	579	—	579
7.625% Senior Notes (2)	October 1, 2019	—	—	—	315,300	(2,169)	313,131
7.0% Senior Notes (3)	October 15, 2022	400,000	(3,865)	396,135	400,000	(4,227)	395,773
8.75% Senior Notes (4)	June 15, 2025	275,000	(4,684)	270,316	—	—	—
Lease Financing Obligation (5)	August 10, 2020	2,558	(2)	2,556	2,782	(3)	2,779
Total Debt		$677,558	$(8,551)	$669,007	$718,661	$(6,399)	$712,262
Less: Current Portion of Long-Term Debt (6)		462	—	462	454	—	454
Total Long-Term Debt		$677,096	$(8,551)	$668,545	$718,207	$(6,399)	$711,808

(1)
The Convertible Notes were redeemed on May 30, 2017. The aggregate estimated fair value of the Convertible Notes was approximately $0.5 million as of December 31, 2016 based on reported market trades of these instruments.

(2)
The 7.625% Senior Notes were redeemed on May 30, 2017. The aggregate estimated fair value of the 7.625% Senior Notes was approximately $314.5 million as of December 31, 2016 based on reported market trades of these instruments.

(3)
The aggregate estimated fair value of the 7.0% Senior Notes was approximately $368.8 million and $384.5 million as of June 30, 2017 and December 31, 2016, respectively, based on reported market trades of these instruments.

(4)	The aggregate estimated fair value of the 8.75% Senior Notes was approximately $234.6 million as of June 30, 2017 based on reported market trades of these instruments.

(5)
The aggregate estimated fair value of the Lease Financing Obligation was approximately $2.4 million and $2.6 million as of June 30, 2017 and December 31, 2016, respectively. As there is no active, public market for the Lease Financing Obligation, the aggregate estimated fair value was based on market-based parameters of comparable term secured financing instruments.

(6)	The current portion of long-term debt includes the current portion of the Lease Financing Obligation.

Amended Credit Facility

The Company's amended revolving credit facility ("Amended Credit Facility") had commitments from 13 lenders and a borrowing base of $300.0 million as of June 30, 2017. As credit support for future payments under a contractual obligation, a $26.0 million letter of credit was issued under the Amended Credit Facility, which reduced the available borrowing capacity of the Amended Credit Facility as of June 30, 2017 to $274.0 million. There have not been any borrowings under the Amended Credit Facility to date in 2017 and there were no such borrowings in 2016.

Interest rates are LIBOR plus applicable margins of 1.5% to 2.5% or ABR plus 0.5% to 1.5% and the unused commitment fee is between 0.375% and 0.5% based on borrowing base utilization.

The borrowing base under the Amended Credit Facility is determined at the discretion of the lenders, based on the collateral value of the Company's proved reserves that have been mortgaged to the lenders, and is subject to regular re-determinations on or about April 1 and October 1 of each year, as well as following any property sales. In April 2017, the Company's borrowing base was re-confirmed at $300.0 million based on proved reserves and the commodity hedge position in place at December 31, 2016. Future borrowing bases will be computed based on proved oil, natural gas and NGL reserves, hedge positions and estimated future cash flows from those reserves calculated using future commodity pricing provided by the Company's lenders, as well as any other outstanding debt. Lower commodity prices could result in a decreased borrowing base.

The Amended Credit Facility contains certain financial covenants. The Company is currently in compliance with all financial covenants and has complied with all financial covenants since issuance. If the Company fails to comply with the covenants or other terms of any agreements governing the Company's debt, the Company's lenders and holders of the Company's senior notes may have the right to accelerate the maturity of that debt and foreclose upon the collateral, if any, securing that debt. The occurrence of any such event would adversely affect the Company's financial condition. In September 2015, the Company obtained an amendment to the Amended Credit Facility that replaced the Company's debt-to-EBITDAX (earnings before interest, taxes, depreciation, depletion, amortization and exploration expenses) covenant in the facility with a secured debt-to-EBITDAX covenant and an EBITDAX-to-interest covenant through March 31, 2018. There can be no assurance that the Company will be able to obtain similar amendments, or waivers of covenant breaches, in the future if needed.

5% Convertible Senior Notes Due 2028

On May 30, 2017, the Company redeemed the $0.6 million of outstanding Convertible Notes with the proceeds of its 8.75% Senior Notes issued on April 28, 2017. See "8.75% Senior Notes due 2025" below for additional information.

7.625% Senior Notes Due 2019

On May 30, 2017, the Company redeemed the $315.3 million of outstanding 7.625% Senior Notes with cash on hand and proceeds from its 8.75% Senior Notes issued on April 28, 2017. See "8.75% Senior Notes due 2025" below for additional information.

Due to the redemption of the Convertible Notes and the 7.625% Senior Notes, the Company recognized a $7.9 million loss on extinguishment of debt on the Consolidated Statement of Operations for the three and six months ended June 30, 2017.

The 7.625% Senior Notes were issued at $400.0 million in principal amount on September 27, 2011. On June 3, 2016, the Company completed a debt exchange with a holder of the 7.625% Senior Notes (the "Debt Exchange"). The holder exchanged $84.7 million principal amount of the 7.625% Senior Notes for 10,000,000 newly issued shares of the Company’s common stock. Based on the fair value of the shares issued, the Company recognized an $8.7 million gain on extinguishment of debt on the Consolidated Statement of Operations for the year ended December 31, 2016. Following the Debt Exchange, the remaining aggregate principal amount was $315.3 million, which was then redeemed on May 30, 2017.

7.0% Senior Notes Due 2022

On March 12, 2012, the Company issued $400.0 million in aggregate principal amount of 7.0% Senior Notes due October 15, 2022 at par. The 7.0% Senior Notes mature on October 15, 2022, unless earlier redeemed or purchased by the Company. Interest is payable in arrears semi-annually on April 15 and October 15 of each year. The 7.0% Senior Notes are senior unsecured obligations and rank equal in right of payment with all of the Company's other existing and future senior unsecured indebtedness, including the 8.75% Senior Notes. The 7.0% Senior Notes will become redeemable at the Company's option on or after October 15, 2017, 2018, 2019 and 2020 at redemption prices of 103.500%, 102.333%, 101.167% and 100.000% of the principal amount, respectively. The 7.0% Senior Notes are fully and unconditionally guaranteed by the subsidiaries that guarantee the Company's indebtedness under the Amended Credit Facility and the 8.75% Senior Notes. The 7.0% Senior Notes include certain covenants that limit the Company's ability to incur additional indebtedness, make restricted payments, create liens or sell assets and that generally prohibit the Company from paying dividends. The Company is currently in compliance with all covenants and has complied with all covenants since issuance.

8.75% Senior Notes Due 2025

On April 28, 2017, the Company issued $275.0 million in aggregate principal amount of 8.75% Senior Notes due June 15, 2025 at par. Interest is payable in arrears semi-annually on June 15 and December 15 of each year, commencing on December 15, 2017. The 8.75% Senior Notes are senior unsecured obligations and rank equal in right of payment with all of the Company's other existing and future senior unsecured indebtedness, including the 7.0% Senior Notes.

The 8.75% Senior Notes will become redeemable at the Company's option on or after June 15, 2020, 2021, 2022 and 2023 at redemption prices of 106.563%, 104.375%, 102.188% and 100.000% of the principal amount, respectively. Prior to June 15, 2020, the Company may use proceeds of an equity offering to redeem up to 35% of the principal amount at a redemption price of 108.750% of the principal amount. In addition, prior to June 15, 2020, the Company may redeem the notes at a redemption price equal to 100.000% of the principal amount plus a specified "make-whole" premium.

The 8.75% Senior Notes are fully and unconditionally guaranteed by the subsidiaries that guarantee the Company's indebtedness under the Amended Credit Facility and the 7.0% Senior Notes. The 8.75% Senior Notes include certain covenants that limit the Company's ability to incur additional indebtedness, make restricted payments, create liens or sell assets and that generally prohibit the Company from paying dividends. The Company is currently in compliance with all covenants and has complied with all covenants since issuance.

Nothing in the 7.0% Senior Notes or the 8.75% Senior Notes prohibits the Company from repurchasing any of the notes from time to time at any price in open market purchases, negotiated transactions or by tender offer or otherwise without any notice to or consent of the holders.

Lease Financing Obligation Due 2020

The Company has a lease financing obligation with a balance of $2.6 million as of June 30, 2017 resulting from the Company's sale and subsequent lease back of certain compressors and related facilities owned by the Company (the "Lease Financing Obligation"). The Lease Financing Obligation expires on August 10, 2020, and the Company has the option to purchase the equipment at the end of the lease term for the then current fair market value. The Lease Financing Obligation also contains an early buyout option pursuant to which the Company may purchase the equipment for $1.8 million on February 10, 2019. The lease payments related to the equipment are recognized as principal and interest expense based on a weighted average implicit interest rate of 3.3%. See Note 12 for a discussion of aggregate minimum future lease payments.

6. Asset Retirement Obligations

A reconciliation of the Company's asset retirement obligations for the six months ended June 30, 2017 is as follows (in thousands):

As of December 31, 2016	$11,238
Liabilities incurred (1)	10,129
Liabilities settled	(465)
Accretion expense	490
Revisions to estimate	881
As of June 30, 2017	$22,273
Less: current asset retirement obligations	1,512
Long-term asset retirement obligations	$20,761

(1)	Includes $8.7 million associated with properties acquired in the DJ Basin during the six months ended June 30, 2017. See Note 4 for additional information regarding this acquisition.

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

	As of June 30, 2017
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents (1)	$120,520	$—	$—	$120,520
Deferred compensation plan (1)	1,642	—	—	1,642
Commodity derivatives (1)	—	25,512	—	25,512
Unproved oil and gas properties (2)	—	—	1,088	1,088
Liabilities
Commodity derivatives (1)	$—	$96	$—	$96

(1)	This represents a financial asset or liability that is measured at fair value on a recurring basis.

(2)	This represents a non-financial asset or liability that is measured at fair value on a nonrecurring basis.

	As of December 31, 2016
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents (1)	$40,115	$—	$—	$40,115
Deferred compensation plan (1)	1,447	—	—	1,447
Commodity derivatives (1)	—	13,156	—	13,156
Liabilities
Commodity derivatives (1)	$—	$10,003	$—	$10,003

(1)	This represents a financial asset or liability that is measured at fair value on a recurring basis.

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

Oil and gas properties – Oil and gas property costs are evaluated for impairment and reduced to fair value when there is an indication that the carrying costs may not be recoverable. If an impairment is necessary, the fair value is estimated by using either a market approach based on recent sales prices of comparable properties and/or indications from marketing activities or by using the income valuation technique, which involves calculating the present value of future revenues. The present value, net of estimated operating and development costs, is calculated using estimates of reserves, future commodity pricing, future production estimates, anticipated capital expenditures and various discount rates commensurate with the risk and current market conditions associated with realizing the projected cash flows, predominantly all of which are designated as Level 3 inputs within the fair value hierarchy. During the six months ended June 30, 2017, the Company reduced its unproved Cottonwood Gulch assets in the Piceance Basin to a fair value of $1.1 million, resulting in a non-cash impairment charge of $8.0 million. During the year ended December 31, 2016, no properties were measured at fair value.

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

Assets acquired and liabilities assumed under transactions that do not meet the criteria of a business combination under ASC Topic 805, Business Combinations are accounted for as asset acquisitions and are recorded based on the fair value of the total consideration transferred on the acquisition date using the lowest observable inputs available. The Company acquired proved and unproved properties in the DJ Basin for total cash consideration of $12.0 million during the six months ended June 30, 2017. See Note 4 for additional information regarding this asset acquisition.

Long-term Debt – Long-term debt is not presented at fair value on the Unaudited Consolidated Balance Sheets, as it is recorded at carrying value, net of unamortized debt issuance costs. The Company issued 8.75% Senior Notes on April 28, 2017 and redeemed its 7.625% Senior Notes on May 30, 2017. The fair values of the Company's fixed rate 7.0% Senior Notes and 8.75% Senior Notes totaled $603.4 million as of June 30, 2017. The fair values of the Company's fixed rate 7.625% Senior Notes and 7.0% Senior Notes totaled $699.0 million as of December 31, 2016. The fair values of the Company's fixed rate Senior Notes are based on active market quotes, which represent Level 1 inputs.

There is no active, public market for the Amended Credit Facility or Lease Financing Obligation and there was no such market for the Convertible Notes when they were outstanding. The recorded value of the Amended Credit Facility approximates its fair value due to its floating rate structure based on the LIBOR spread, secured interest, and the Company's borrowing base utilization. The Amended Credit Facility had a balance of zero as of June 30, 2017 and December 31, 2016. The Convertible Notes were redeemed on May 30, 2017 and had a fair value of $0.5 million as of December 31, 2016. The Lease Financing Obligation fair values of $2.4 million and $2.6 million as of June 30, 2017 and December 31, 2016, respectively, are measured based on market-based parameters of comparable term secured financing instruments. The fair value measurements for the Amended Credit Facility, Convertible Notes and Lease Financing Obligation represent Level 2 inputs.

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

	As of June 30, 2017
Balance Sheet	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet		Net Amounts of Assets Presented in the Balance Sheet
	(in thousands)
Derivative assets (current)	$22,442	$(37)	(1)	$22,405
Derivative assets (noncurrent)	3,070	(59)	(1)	3,011
Total derivative assets	$25,512	$(96)		$25,416
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet		Net Amounts of Liabilities Presented in the Balance Sheet
	(in thousands)
Derivative liabilities	$(37)	$37	(1)	$—
Derivatives and other noncurrent liabilities	(59)	59	(1)	—	(2)
Total derivative liabilities	$(96)	$96		$—

	As of December 31, 2016
Balance Sheet	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet		Net Amounts of Assets Presented in the Balance Sheet
	(in thousands)
Derivative assets (current)	$13,156	$(4,758)	(1)	$8,398
Derivative assets (noncurrent)	—	—		—
Total derivative assets	$13,156	$(4,758)		$8,398
	Gross Amounts of Recognized Derivative Liabilities	Gross Amounts Offset in the Balance Sheet		Net Amounts of Derivative Liabilities Presented in the Balance Sheet
	(in thousands)
Derivative liabilities	$(9,104)	$4,758	(1)	$(4,346)
Derivatives and other noncurrent liabilities	(899)	—		(899)	(2)
Total derivative liabilities	$(10,003)	$4,758		$(5,245)

(1)	Asset and liability balances with the same counterparty are presented as a net asset or liability on the Unaudited Consolidated Balance Sheets.

(2)	As of June 30, 2017 and December 31, 2016, this line item on the Unaudited Consolidated Balance Sheet included $3.8 million and $5.4 million, respectively, of other noncurrent liabilities.

As of June 30, 2017, the Company had financial derivative instruments in place related to the sale of a portion of the Company's production for the following volumes for the periods indicated:

	July – December 2017		For the year 2018
	Derivative Volumes	Weighted Average Price	Derivative Volumes	Weighted Average Price
Oil (Bbls)	1,311,000	$58.77	2,049,750	$52.86
Natural Gas (MMbtu)	1,840,000	$2.96	—	$—

The Company's derivative financial instruments are generally executed with major financial or commodities trading institutions. The instruments expose the Company to market and credit risks and may, at times, be concentrated with certain counterparties or groups of counterparties. The Company had derivatives in place with six different counterparties as of June 30, 2017. Although notional amounts are used to express the volume of these contracts, the amounts potentially subject to credit risk, in the event of non-performance by the counterparties, are substantially smaller. The creditworthiness of counterparties is subject to continual review by management, and the Company believes all of these institutions currently are acceptable credit risks. Full performance is anticipated, and the Company has no past due receivables from any of these counterparties.

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

9. Income Taxes

The Company accounts for uncertainty in income taxes for tax positions taken or expected to be taken in a tax return in accordance with the FASB’s rules on income taxes. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities. During the three and six months ended June 30, 2017 and 2016, the Company had no uncertain tax positions.

The Company’s policy is to classify accrued penalties and interest related to unrecognized tax benefits in the Company’s income tax provision. The Company did not record any accrued interest or penalties associated with unrecognized tax benefits during the three and six months ended June 30, 2017 and 2016.

Income tax benefit for the three and six months ended June 30, 2017 and 2016 differs from the amounts that would be provided by applying the U.S. statutory income tax rates to pretax income or loss principally due to the effect of deferred tax asset valuation allowances, stock-based compensation, political lobbying expense, political contributions, nondeductible officer compensation and state income taxes. For the three and six months ended June 30, 2017 and 2016, the effective tax rate remained at zero as a result of recording a full valuation allowance against the deferred tax asset balance. The Company considers all available evidence (both positive and negative) to estimate whether sufficient future taxable income will be generated to permit the use of the existing deferred tax assets. Such evidence includes the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment, and judgement is required in considering the relative weight of negative and positive evidence. The Company continues to monitor facts and circumstances in the reassessment of the likelihood that operating loss carryforwards, credits and other deferred tax assets will be utilized prior to their expiration.

10. Stockholders' Equity

Common and Preferred Stock. The Company's authorized capital structure consists of 75,000,000 shares of preferred stock, par value of $0.001 per share, and 300,000,000 shares of common stock, par value of $0.001 per share. At the annual meeting on May 16, 2017, the proposal to increase the number of authorized shares of common stock from 150,000,000 to 300,000,000 was approved. There are no issued and outstanding shares of preferred stock.

On June 10, 2015, the Company entered into an Equity Distribution Agreement (the "Agreement") with Goldman, Sachs and Co. (the "Manager"). Pursuant to the terms of the Agreement, the Company may sell, from time to time through or to the Manager, shares of its common stock having an aggregate gross sales price of up to $100.0 million. Sales of the shares, if any, will be made by means of ordinary brokers' transactions through the facilities of the New York Stock Exchange, at market prices, in block transactions, to or through a market maker, through an electronic communications network or as otherwise agreed by the Company and the Manager. As of June 30, 2017, and the date of this filing, no shares have been sold pursuant to the Agreement.

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

The following table presents the long-term cash and equity incentive compensation related to awards for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Common stock options (1)	$—	$—	$—	$69
Nonvested common stock (1)	1,553	1,411	3,003	3,815
Nonvested common stock units (1)	172	256	342	546
Nonvested performance-based shares (1)	89	557	558	1,235
Nonvested performance cash units (2)(3)	(139)	361	(1,100)	846
Total	$1,675	$2,585	$2,803	$6,511

(1)
Unrecognized compensation cost as of June 30, 2017 was $8.3 million, which related to grants of nonvested shares of common stock that are expected to be recognized over a weighted-average period of 1.9 years.

(2)
The nonvested performance-based cash units are accounted for as liability awards with $2.1 million and $2.9 million in derivatives and other noncurrent liabilities in the Unaudited Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016, respectively.

(3)
Liability awards are fair valued at each reporting date. For the three months ended June 30, 2017, the weighted average fair value share price decreased from $4.55 as of March 31, 2017 to $3.41 as of June 30, 2017. For the six months ended June 30, 2017, the weighted average fair value share price decreased from $8.89 as of December 31, 2016 to $3.41 as of June 30, 2017.

Nonvested Equity and Cash Awards. The following table presents the equity and cash awards granted pursuant to the Company's various stock compensation plans:

	Three Months Ended June 30, 2017		Three Months Ended June 30, 2016
Equity Awards	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested common stock	28,017	$3.62	—	$—
Nonvested common stock units	183,353	$3.50	90,714	$7.10
Total granted	211,370		90,714

	Three Months Ended June 30, 2017		Three Months Ended June 30, 2016
Cash Awards	Number of Units	Fair Value Per Unit	Number of Units	Fair Value Per Unit
Nonvested performance cash units	25,017	$3.07	—	$—

	Six Months Ended June 30, 2017		Six Months Ended June 30, 2016
Equity Awards	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested common stock	777,244	$6.01	686,500	$5.11
Nonvested common stock units	186,924	$3.52	93,728	$7.07
Total granted	964,168		780,228

	Six Months Ended June 30, 2017		Six Months Ended June 30, 2016
Cash Awards	Number of Units	Fair Value Per Unit	Number of Units	Fair Value Per Unit
Nonvested performance cash units	658,158	$3.07	646,572	$6.39

Performance Cash Program

2017 Program. In February 2017, the Compensation Committee approved a performance cash program (the "2017 Program") granting performance cash units that will settle in cash. The performance-based awards contingently vest in February 2020, depending on the level at which the performance goal is achieved. The performance goal, which will be measured over the three-year period ending December 31, 2019, will be the Company's total shareholder return ("TSR") based on a matrix measurement of (1) the Company's absolute performance and (2) the Company's ranking relative to a defined peer group's individual TSRs ("Relative TSR"). The Company's absolute performance is measured against the December 30, 2016 closing share price of $6.99. If the Company's absolute performance is lower than the $6.99 share price, the payout is zero for this portion. If the Company's absolute performance is greater than the $6.99 share price, the performance cash units will vest 1% for each 1% in growth, up to 100% of the original grant. If the Company's Relative TSR is less than the median, the payout is zero for this portion. If the Company's Relative TSR is above the median, the payout is equal to twice the Company's percentile rank above the median, up to 100% of the original grant. The Company's combined absolute performance and Relative TSR have a maximum vest of up to 200% of the original grant. A total of 658,158 units were granted under this program during the six months ended June 30, 2017.

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

As of June 30, 2017
(in thousands)
2017	$269
2018	537
2019	1,824
Total	$2,630

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

The amounts in the table below represent the Company's future minimum transportation charges:

As of June 30, 2017
(in thousands)
2017	$9,190
2018	18,691
2019	18,691
2020	18,691
2021	10,902
Thereafter	—
Total	$76,165

Lease and Other Commitments. The Company leases office space, vehicles and certain office equipment. In addition, the Company has various long-term agreements for telecommunication services. Future minimum annual payments under lease and other agreements are as follows:

As of June 30, 2017
(in thousands)
2017	$1,673
2018	3,019
2019	1,055
2020	100
2021	7
Thereafter	—
Total	$5,854

Litigation. The Company is subject to litigation, claims and governmental and regulatory proceedings arising in the ordinary course of business. It is the opinion of the Company's management that current claims and litigation involving the Company are not likely to have a material adverse effect on its Unaudited Consolidated Balance Sheet, Cash Flows or Statements of Operations.

13. Guarantor Subsidiaries

In addition to the Amended Credit Facility, the 7.0% Senior Notes and 8.75% Senior Notes, which have been registered under the Securities Act of 1933, are jointly and severally guaranteed on a full and unconditional basis by the Company's 100% owned subsidiaries ("Guarantor Subsidiaries"). Presented below are the Company's condensed consolidating balance sheets, statements of operations, statements of other comprehensive income (loss) and statements of cash flows, as required by Securities and Exchange Commission ("SEC") Rule 3-10 of Regulation S-X.

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

Condensed Consolidating Balance Sheets

	As of June 30, 2017
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Assets:
Cash and cash equivalents	$155,565	$—	$—	$155,565
Other current assets	55,297	189	—	55,486
Property and equipment, net	1,100,573	5,502	—	1,106,075
Intercompany receivable	20,454	—	(20,454)	—
Investment in subsidiaries	(14,823)	—	14,823	—
Noncurrent assets	6,068	—	—	6,068
Total assets	$1,323,134	$5,691	$(5,631)	$1,323,194
Liabilities and Stockholders' Equity:
Current liabilities	$87,859	$—	$—	$87,859
Intercompany payable	—	20,454	(20,454)	—
Long-term debt	668,545	—	—	668,545
Other noncurrent liabilities	24,466	60	—	24,526
Stockholders' equity	542,264	(14,823)	14,823	542,264
Total liabilities and stockholders' equity	$1,323,134	$5,691	$(5,631)	$1,323,194

	As of December 31, 2016
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Assets:
Cash and cash equivalents	$275,841	$—	$—	$275,841
Other current assets	42,433	178	—	42,611
Property and equipment, net	1,056,343	5,806	—	1,062,149
Intercompany receivable	20,678	—	(20,678)	—
Investment in subsidiaries	(14,751)	—	14,751	—
Noncurrent assets	4,740	—	—	4,740
Total assets	$1,385,284	$5,984	$(5,927)	$1,385,341
Liabilities and Stockholders' Equity:
Current liabilities	$85,018	$—	$—	$85,018
Intercompany payable	—	20,678	(20,678)	—
Long-term debt	711,808	—	—	711,808
Other noncurrent liabilities	16,915	57	—	16,972
Stockholders' equity	571,543	(14,751)	14,751	571,543
Total liabilities and stockholders' equity	$1,385,284	$5,984	$(5,927)	$1,385,341

Condensed Consolidating Statements of Operations

	Three Months Ended June 30, 2017
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Operating and other revenues	$50,919	$147	$—	$51,066
Operating expenses	(52,452)	(167)	—	(52,619)
General and administrative	(8,943)	—	—	(8,943)
Interest income and other income (expense)	(7,951)	—	—	(7,951)
Income (loss) before income taxes and equity in earnings of subsidiaries	(18,427)	(20)	—	(18,447)
(Provision for) Benefit from income taxes	—	—	—	—
Equity in earnings (loss) of subsidiaries	(20)	—	20	—
Net income (loss)	$(18,447)	$(20)	$20	$(18,447)

	Six Months Ended June 30, 2017
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Operating and other revenues	$101,344	$258	$—	$101,602
Operating expenses	(109,310)	(330)	—	(109,640)
General and administrative	(18,292)	—	—	(18,292)
Interest income and other income (expense)	(5,232)	—	—	(5,232)
Income (loss) before income taxes and equity in earnings of subsidiaries	(31,490)	(72)	—	(31,562)
(Provision for) benefit from income taxes	—	—	—	—
Equity in earnings (loss) of subsidiaries	(72)	—	72	—
Net income (loss)	$(31,562)	$(72)	$72	$(31,562)

	Three Months Ended June 30, 2016
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Operating and other revenues	$47,139	$145	$—	$47,284
Operating expenses	(56,956)	(161)	—	(57,117)
General and administrative	(9,937)	—	—	(9,937)
Interest and other income (expense)	(28,649)	—	—	(28,649)
Income (loss) before income taxes and equity in earnings of subsidiaries	(48,403)	(16)	—	(48,419)
(Provision for) Benefit from income taxes	—	—	—	—
Equity in earnings of subsidiaries	(16)	—	16	—
Net income (loss)	$(48,419)	$(16)	$16	$(48,419)

	Six Months Ended June 30, 2016
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Operating and other revenues	$76,405	$313	$—	$76,718
Operating expenses	(113,261)	(325)	—	(113,586)
General and administrative	(22,357)	—	—	(22,357)
Interest and other income (expense)	(35,690)	—	—	(35,690)
Income (loss) before income taxes and equity in earnings of subsidiaries	(94,903)	(12)	—	(94,915)
(Provision for) benefit from income taxes	—	—	—	—
Equity in earnings (loss) of subsidiaries	(12)	—	12	—
Net income (loss)	$(94,915)	$(12)	$12	$(94,915)

Condensed Consolidating Statements of Comprehensive Income (Loss)

	Three Months Ended June 30, 2017
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Net income (loss)	$(18,447)	$(20)	$20	$(18,447)
Other comprehensive income (loss)	—	—	—	—
Comprehensive income (loss)	$(18,447)	$(20)	$20	$(18,447)

	Six Months Ended June 30, 2017
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Net income (loss)	$(31,562)	$(72)	$72	$(31,562)
Other comprehensive income (loss)	—	—	—	—
Comprehensive income (loss)	$(31,562)	$(72)	$72	$(31,562)

	Three Months Ended June 30, 2016
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Net income (loss)	$(48,419)	$(16)	$16	$(48,419)
Other comprehensive income (loss)	—	—	—	—
Comprehensive income (loss)	$(48,419)	$(16)	$16	$(48,419)

	Six Months Ended June 30, 2016
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Net income (loss)	$(94,915)	$(12)	$12	$(94,915)
Other comprehensive income (loss)	—	—	—	—
Comprehensive income (loss)	$(94,915)	$(12)	$12	$(94,915)

Condensed Consolidating Statements of Cash Flows

	Six Months Ended June 30, 2017
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities	$37,975	$224	$—	$38,199
Cash flows from investing activities:
Additions to oil and gas properties, including acquisitions	(104,236)	—	—	(104,236)
Additions to furniture, fixtures and other	(201)	—	—	(201)
Proceeds from sale of properties and other investing activities	(615)	—	—	(615)
Intercompany transfers	224	—	(224)	—
Cash flows from financing activities:
Proceeds from debt	275,000	—	—	275,000
Principal payments on debt	(322,113)	—	—	(322,113)
Proceeds from sale of common stock, net of offering costs	(298)	—	—	(298)
Intercompany transfers	—	(224)	224	—
Other financing activities	(6,012)	—	—	(6,012)
Change in cash and cash equivalents	(120,276)	—	—	(120,276)
Beginning cash and cash equivalents	275,841	—	—	275,841
Ending cash and cash equivalents	$155,565	$—	$—	$155,565

	Six Months Ended June 30, 2016
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities	$48,426	$353	$—	$48,779
Cash flows from investing activities:
Additions to oil and gas properties, including acquisitions	(86,666)	(14)	—	(86,680)
Additions to furniture, fixtures and other	(991)	—	—	(991)
Proceeds from sale of properties and other investing activities	(1,225)	—	—	(1,225)
Intercompany transfers	339	—	(339)	—
Cash flows from financing activities:
Principal payments on debt	(218)	—	—	(218)
Intercompany transfers	—	(339)	339	—
Other financing activities	(1,078)	—	—	(1,078)
Change in cash and cash equivalents	(41,413)	—	—	(41,413)
Beginning cash and cash equivalents	128,836	—	—	128,836
Ending cash and cash equivalents	$87,423	$—	$—	$87,423

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

On April 28, 2017, we issued $275.0 million in aggregate principal amount of 8.75% senior unsecured notes due 2025, at par. We used the net proceeds from the offering, together with available cash on hand, to fund the redemption and repurchase of all of our outstanding 7.625% Senior Notes due 2019 and all of our outstanding 5% Convertible Senior Notes due 2028.

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

As a result of acquisitions and dispositions of properties, our historical results of operations and period-to-period comparisons of these results and certain financial data may not be meaningful. In addition, past results are not necessarily indicative of future results.

Commodity prices are inherently volatile and are influenced by many factors outside of our control. As of July 18, 2017, we have hedged 1,311,000 barrels of oil and 1,840,000 MMbtu of natural gas, or approximately 50% of our expected remaining 2017 production, and 2,049,750 barrels of oil for 2018 at price levels that provide some economic certainty to our cash flows. We focus our efforts on increasing oil, natural gas and NGLs reserves and production while controlling costs at a level that is appropriate for long-term operations. Our future earnings and cash flows are dependent on our ability to manage our revenues and overall cost structure to a level that allows for profitable production.

We operate in one industry segment, which is the development and production of crude oil, natural gas and NGLs, and all of our operations are conducted in the Rocky Mountain region of the United States. Consequently, we currently report a single reportable segment.

Results of Operations

The following table sets forth selected operating data for the periods indicated:

Three Months Ended June 30, 2017 Compared with Three Months Ended June 30, 2016

	Three Months Ended June 30,		Increase (Decrease)
	2017	2016	Amount	Percent
	($ in thousands, except per unit data)
Operating Results:
Operating Revenues
Oil, gas and NGL production	$50,941	$47,025	$3,916	8%
Other operating revenues	125	259	(134)	(52)%
Operating Expenses
Lease operating expense	5,506	8,479	(2,973)	(35)%
Gathering, transportation and processing expense	535	611	(76)	(12)%
Production tax expense	3,434	3,520	(86)	(2)%
Exploration expense	3	21	(18)	(86)%
Impairment, dry hole costs and abandonment expense	1	234	(233)	(100)%
(Gain) loss on sale of properties	—	(708)	708	*nm
Depreciation, depletion and amortization	39,337	40,392	(1,055)	(3)%
Unused commitments	4,558	4,568	(10)	—%
General and administrative expense (1)	8,943	9,937	(994)	(10)%
Other operating expense, net	(755)	—	(755)	*nm
Total operating expenses	$61,562	$67,054	$(5,492)	(8)%
Production Data:
Oil (MBbls)	902	1,023	(121)	(12)%
Natural gas (MMcf)	1,920	1,944	(24)	(1)%
NGLs (MBbls)	304	260	44	17%
Combined volumes (MBoe)	1,526	1,607	(81)	(5)%
Daily combined volumes (Boe/d)	16,769	17,659	(890)	(5)%
Average Realized Prices Before Hedging:
Oil (per Bbl)	$45.83	$39.93	$5.90	15%
Natural gas (per Mcf)	2.43	1.50	0.93	62%
NGLs (per Bbl)	16.20	12.55	3.65	29%
Combined (per Boe)	33.38	29.26	4.12	14%
Average Realized Prices with Hedging:
Oil (per Bbl)	$52.39	$63.34	$(10.95)	(17)%
Natural gas (per Mcf)	2.56	2.07	0.49	24%
NGLs (per Bbl)	16.20	12.55	3.65	29%
Combined (per Boe)	37.42	44.84	(7.42)	(17)%
Average Costs (per Boe):
Lease operating expense	$3.61	$5.28	$(1.67)	(32)%
Gathering, transportation and processing expense	0.35	0.38	(0.03)	(8)%
Production tax expense	2.25	2.19	0.06	3%
Depreciation, depletion and amortization (2)	25.78	27.05	(1.27)	(5)%
General and administrative expense (1)	5.86	6.18	(0.32)	(5)%

*	Not meaningful.

(1)
Included in general and administrative expense is long-term cash and equity incentive compensation of $1.7 million (or $1.10 per Boe) and $2.6 million (or $1.61 per Boe) for the three months ended June 30, 2017 and 2016, respectively.The

(2)
DD&A rate per Boe excludes production of 114 MBoe associated with our properties that were classified as held for sale in the Uinta basin, as these were not depleted throughout the quarter ended June 30, 2016.

Production Revenues and Volumes. Production revenues increased to $50.9 million for the three months ended June 30, 2017 from $47.0 million for the three months ended June 30, 2016. The increase in production revenues was due to a 14% increase in average realized prices before hedging, offset by a 5% decrease in production volumes. The increase in average realized prices before hedging increased production revenues by approximately $6.6 million, while the decrease in production volumes reduced production revenues by approximately $2.7 million.

The 5% decrease in total production from the three months ended June 30, 2016 to the three months ended June 30, 2017 was primarily due to a 32% decrease in production from the Uinta Oil Program due to the sale of certain non-core Uinta Oil Program assets during July 2016, offset by a slight increase in the DJ Basin as a result of new wells placed into production, and increased production from remaining properties in the Uinta Oil Program as a result of recompletion activity during the three months ended June 30, 2017. Additional information concerning production is in the following table:

	Three Months Ended June 30, 2017				Three Months Ended June 30, 2016				% Increase (Decrease)
	Oil	NGL	Natural Gas	Total	Oil	NGL	Natural Gas	Total	Oil	NGL	Natural Gas	Total
	(MBbls)	(MBbls)	(MMcf)	(MBoe)	(MBbls)	(MBbls)	(MMcf)	(MBoe)	(MBbls)	(MBbls)	(MMcf)	(MBoe)
DJ Basin	715	301	1,800	1,316	783	243	1,584	1,290	(9)%	24%	14%	2%
Uinta Oil Program	186	3	120	209	239	16	318	308	(22)%	(81)%	(62)%	(32)%
Other	1	—	—	1	1	1	42	9	—%	*nm	*nm	(89)%
Total	902	304	1,920	1,526	1,023	260	1,944	1,607	(12)%	17%	(1)%	(5)%

*	Not meaningful.

Lease Operating Expense ("LOE"). LOE decreased to $3.61 per Boe for the three months ended June 30, 2017 from $5.28 per Boe for the three months ended June 30, 2016. The decrease per Boe for the three months ended June 30, 2017 compared with the three months ended June 30, 2016 is primarily related to operational efficiencies and sales of certain non-core assets in the Uinta Oil Program during July 2016, which had relatively high LOE costs on a per Boe basis.

Production Tax Expense. Total production taxes decreased to $3.4 million for the three months ended June 30, 2017 from $3.5 million for the three months ended June 30, 2016. Production taxes are primarily based on the wellhead values of production, which exclude gains and losses associated with hedging activities. Production taxes as a percentage of oil, natural gas and NGL sales before hedging adjustments were 6.7% and 7.5% for the three months ended June 30, 2017 and June 30, 2016, respectively.

Production tax rates vary across the different areas in which we operate. As the proportion of our production changes from area to area, our average production tax rate will vary depending on the quantities produced from each area and the production tax rates in effect for those areas.

Impairment, Dry Hole Costs and Abandonment Expense. Our impairment, dry hole costs and abandonment expense for the three months ended June 30, 2017 and 2016 is summarized below:

	Three Months Ended June 30,
	2017	2016
	(in thousands)
Dry hole expense	$—	$13
Abandonment expense/ Lease expirations	1	221
Total impairment, dry hole costs and abandonment expense	$1	$234

We review our oil and natural gas properties for impairment on a quarterly basis or whenever events and circumstances indicate that a decline in the recoverability of their carrying value may have occurred. We estimate the expected undiscounted future net cash flows of our oil and gas properties using proved and risked probable and possible reserves based on our development plans and best estimate of future production, commodity pricing, reserve risking, gathering and transportation deductions, production tax rates, lease operating expenses and future development costs. We compare such undiscounted future net cash flows to the carrying amount of the oil and gas properties to determine if the carrying amount is recoverable. If the undiscounted future net cash flows exceed the carrying amount of the oil and gas properties, no impairment is taken. If the carrying amount of a property exceeds the undiscounted future net cash flows, we will impair the carrying value to fair value based on an analysis of quantitative and qualitative factors existing as of the balance sheet date. We do not believe that the undiscounted future net cash flows of our oil and gas properties represent the applicable market value. The factors used to determine fair value may include, but are not limited to, recent sales prices of comparable properties, indications from marketing activities, the present value of future revenues, net of estimated operating and development costs using estimates of reserves, future commodity pricing, future production estimates, anticipated capital expenditures and various discount rates commensurate with the risk and current market conditions associated with realizing the projected cash flows.

Oil and gas properties are assessed for impairment once they meet the criteria to be classified as held for sale. Assets held for sale are carried at the lower of carrying cost or fair value less costs to sell. The fair value of the assets is determined using a market approach, based on an estimated selling price, as evidenced by current marketing activities, if possible. If an estimated selling price is not available, we utilize the income valuation technique, which involves calculating the present value of future net cash flows, as discussed above. If the carrying amount of the assets exceeds the fair value less costs to sell, an impairment will result to reduce the value of the properties down to fair value less costs to sell.

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

Our current recoverability test on our existing oil and gas properties as of June 30, 2017 uses commodity pricing based on market data and a combination of assumptions, which are closely aligned with the assumptions management uses in its budgeting and forecasting process, including adjustments for geographical location and quality differentials as well as other factors that management believes will impact realized prices. The application of this test as of June 30, 2017 results in a surplus of undiscounted future net cash flows over the carrying amount of our oil and gas properties. If the recoverability test described above would result in the carrying amount exceeding undiscounted future estimated net cash flows, and an impairment is necessary, we would reduce the carrying value to fair value. If future commodity prices assumed in the recoverability test are not realized, we could incur a significant impairment. However, there are many other variables besides oil price that are included in the recoverability test that could impact the results.

Depreciation, Depletion and Amortization ("DD&A"). DD&A decreased to $39.3 million for the three months ended June 30, 2017 compared with $40.4 million for the three months ended June 30, 2016. The decrease of $1.1 million was primarily due to a 5% decrease in production volumes for the three months ended June 30, 2017 compared with the three months ended June 30, 2016.

Under successful efforts accounting, depletion expense is calculated on a field-by-field basis based on geologic and reservoir delineation using the unit-of-production method. The capital expenditures for proved properties for each field compared to the proved reserves corresponding to each producing field determine a depletion rate for current production. For the three months ended June 30, 2017, the relationship of capital expenditures, proved reserves and production from certain producing fields yielded a depletion rate of $25.78 per Boe compared with $27.05 per Boe for the three months ended June 30, 2016.

Unused Commitments. During March 2010, we entered into two firm natural gas pipeline transportation contracts to provide a guaranteed outlet for production from the West Tavaputs area of the Uinta Basin and the Gibson Gulch area of the Piceance Basin. These transportation contracts were not included in the sales of these assets in December 2013 and September 2014, respectively. Both firm transportation contracts require the pipeline to provide transportation capacity and require us to pay transportation charges regardless of the amount of pipeline capacity utilized. The agreements expire July 31, 2021. Unused commitments expense for each of the three months ended June 30, 2017 and June 30, 2016 consisted of $4.6 million related to these contracts.

General and Administrative Expense. General and administrative expense decreased to $8.9 million for the three months ended June 30, 2017 from $9.9 million for the three months ended June 30, 2016 primarily due to a decrease in long-term cash and equity compensation discussed below.

Included in general and administrative expense is long-term cash and equity incentive compensation of $1.7 million and $2.6 million for the three months ended June 30, 2017 and 2016, respectively. The components of long-term cash and equity incentive compensation for the three months ended June 30, 2017 and 2016 are shown in the following table:

	Three Months Ended June 30,
	2017	2016
	(in thousands)
Stock options and nonvested common stock	$1,642	$1,968
Nonvested common stock units	172	256
Performance cash units (1)(2)	(139)	361
Total	$1,675	$2,585

(1)	The performance cash units will be settled in cash for the performance metrics that are met.

(2)
The performance cash units are accounted for as liability awards and fair valued at each reporting date. The weighted average fair value share price decreased from $4.55 as of March 31, 2017 to $3.41 as of June 30, 2017.

Interest Expense. Interest expense increased to $16.1 million for the three months ended June 30, 2017 from $15.4 million for the three months ended June 30, 2016 primarily due to a charge to interest expense during May 2017 related to our 8.75% Senior Notes issued on April 28, 2017 (see Note 5 to the accompanying financial statements), which were outstanding along with our Convertible Notes and 7.65% Senior Notes. The Convertible Notes and 7.65% Senior Notes were redeemed on May 30, 2017. Interest expense will decrease in future periods due to the redemption of the Convertible Notes and the 7.65% Senior Notes.

Commodity Derivative Gain (Loss). Commodity derivative gain (loss) was a gain of $15.6 million for the three months ended June 30, 2017 compared with a loss of $22.0 million for the three months ended June 30, 2016. The gain or loss on commodity derivatives is related to fluctuations of oil and natural gas future pricing compared to actual pricing of commodity hedges in place as of June 30, 2017 and 2016 or during the periods then ended.

The table below summarizes our commodity derivative gains and losses that were recognized in the periods presented:

	Three Months Ended June 30,
	2017	2016
	(in thousands)
Realized gain (loss) on derivatives (1)	$6,167	$25,043
Prior year unrealized (gain) loss transferred to realized (gain) loss (1)	(737)	(27,863)
Unrealized gain (loss) on derivatives (1)	10,168	(19,160)
Total commodity derivative gain (loss)	$15,598	$(21,980)

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

During the three months ended June 30, 2017, approximately 67% of our oil volumes and 45% of our natural gas volumes were subject to financial hedges, which resulted in an increase in oil income of $5.9 million and natural gas income of $0.3 million after settlements for all commodity derivatives. During the three months ended June 30, 2016, approximately 65% of our oil volumes and 22% of our natural gas volumes were subject to financial hedges, which resulted in an increase in oil income of $23.9 million and natural gas income of $1.1 million after settlements for all commodity derivatives.

Income Tax (Expense) Benefit. We recorded an additional valuation allowance of $7.0 million and $18.2 million for the three months ended June 30, 2017 and 2016, respectively, against our deferred tax asset balance, which reduced our effective tax rate to zero. In regard to the valuation allowance recorded against our deferred tax asset balance we considered all available evidence in assessing the need for a valuation allowance. Such evidence includes the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment, and judgment is required in considering the relative weight of negative and positive evidence. We continue to monitor facts and circumstances in the reassessment of the likelihood that operating loss carryforwards, credits and other deferred tax assets will be utilized prior to their expiration. Additionally, for both the 2017 and 2016 periods, our effective tax rate differs from the federal statutory rate as a result of recording permanent differences for stock-based compensation expense, lobbying and political contributions, and officer compensation as well as the effect of state income taxes.

Six Months Ended June 30, 2017 Compared with Six Months Ended June 30, 2016

	Six Months Ended June 30,		Increase (Decrease)
	2017	2016	Amount	Percent
	($ in thousands, except per unit data)
Operating Results:
Operating Revenues
Oil, gas and NGL production	$101,366	$76,146	$25,220	33%
Other operating revenues	236	572	(336)	(59)%
Operating Expenses
Lease operating expense	11,368	17,306	(5,938)	(34)%
Gathering, transportation and processing expense	1,024	1,399	(375)	(27)%
Production tax expense	3,756	3,205	551	17%
Exploration expense	30	48	(18)	(38)%
Impairment, dry hole costs and abandonment expense	8,075	792	7,283	*nm
(Gain) loss on sale of properties	(92)	(708)	616	87%
Depreciation, depletion and amortization	77,677	82,408	(4,731)	(6)%
Unused commitments	9,130	9,136	(6)	—%
General and administrative expense (1)	18,292	22,357	(4,065)	(18)%
Other operating expenses, net	(1,328)	—	(1,328)	*nm
Total operating expenses	$127,932	$135,943	$(8,011)	(6)%
Production Data:
Oil (MBbls)	1,727	1,909	(182)	(10)%
Natural gas (MMcf)	3,810	3,564	246	7%
NGLs (MBbls)	597	471	126	27%
Combined volumes (MBoe)	2,959	2,974	(15)	(1)%
Daily combined volumes (Boe/d)	16,348	16,341	7	(1)%
Average Realized Prices Before Hedging:
Oil (per Bbl)	$46.83	$34.20	$12.63	37%
Natural gas (per Mcf)	2.54	1.57	0.97	62%
NGLs (per Bbl)	18.09	11.15	6.94	62%
Combined (per Boe)	34.25	25.60	8.65	34%
Average Realized Prices with Hedging:
Oil (per Bbl)	$52.40	$63.50	$(11.10)	(17)%
Natural gas (per Mcf)	2.59	2.16	0.43	20%
NGLs (per Bbl)	18.09	11.15	6.94	62%
Combined (per Boe)	37.56	45.11	(7.55)	(17)%
Average Costs (per Boe):
Lease operating expense	$3.84	$5.82	$(1.98)	(34)%
Gathering, transportation and processing expense	0.35	0.47	(0.12)	(26)%
Production tax expense	1.27	1.08	0.19	18%
Depreciation, depletion and amortization (2)	26.25	28.81	(2.56)	(9)%
General and administrative expense (1)	6.18	7.52	(1.34)	(18)%

*	Not meaningful.

(1)
Included in general and administrative expense is long-term cash and equity incentive compensation of $2.8 million (or $0.95 per Boe) and $6.5 million (or $2.19 per Boe) for the six months ended June 30, 2017 and 2016, respectively.

(2)
The DD&A rate per Boe excludes production of 114 MBoe associated with our properties that were classified as held for sale in the Uinta Basin, as these were not depleted throughout the quarter ended June 30, 2016.

Production Revenues and Volumes. Production revenues increased to $101.4 million for the six months ended June 30, 2017 from $76.1 million for the six months ended June 30, 2016. The increase in production revenues was due to a 34% increase in average realized prices before hedging and a 1% decrease in production volumes. The increase in average realized prices before hedging increased production revenues by approximately $25.7 million, while the decrease in production volumes decreased production revenues by approximately $0.5 million.

The 1% decrease in total production from the six months ended June 30, 2016 to the six months ended June 30, 2017 was primarily due to a 41% decrease in production from the Uinta Oil Program due to the sale of certain non-core Uinta Oil Program assets during July 2016, offset by a 10% increase in the DJ Basin as a result of new wells placed into production, and an increase in production from the remaining properties in the Uinta Oil Program as a result of recompletion activity during the six months ended June 30, 2017. Additional information concerning production is set forth in the following table:

	Six Months Ended June 30, 2017				Six Months Ended June 30, 2016				% Increase (Decrease)
	Oil	NGL	Natural Gas	Total	Oil	NGL	Natural Gas	Total	Oil	NGL	Natural Gas	Total
	(MBbls)	(MBbls)	(MMcf)	(MBoe)	(MBbls)	(MBbls)	(MMcf)	(MBoe)	(MBbls)	(MBbls)	(MMcf)	(MBoe)
DJ Basin	1,394	592	3,636	2,592	1,421	440	2,946	2,352	(2)%	35%	23%	10%
Uinta Oil Program	331	5	168	364	487	29	576	612	(32)%	(83)%	(71)%	(41)%
Other	2	—	6	3	1	2	42	10	100%	*nm	(86)%	(70)%
Total	1,727	597	3,810	2,959	1,909	471	3,564	2,974	(10)%	27%	7%	(1)%

*	Not meaningful.

Lease Operating Expense. LOE decreased to $3.84 per Boe for the six months ended June 30, 2017 from $5.82 per Boe for the six months ended June 30, 2016. The decrease per Boe for the six months ended June 30, 2017 compared with the six months ended June 30, 2016 is primarily related to operational efficiencies and sales of certain non-core assets in the Uinta Oil Program during July 2016, which had relatively high LOE costs on a per Boe basis.

Production Tax Expense. Total production taxes increased to $3.8 million for the six months ended June 30, 2017 from $3.2 million for the six months ended June 30, 2016. Production tax expense for both periods included an annual true-up of Colorado ad valorem tax based on actual assessments and a true-up of the Colorado severance tax. Production taxes are primarily based on the wellhead values of production, which exclude gains and losses associated with hedging activities. Excluding the ad valorem and severance tax adjustments, production taxes as a percentage of oil, natural gas and NGL sales were 6.7% and 7.4% for the six months ended June 30, 2017 and June 30, 2016, respectively.

Production tax rates vary across the different areas in which we operate. As the proportion of our production changes from area to area, our average production tax rate will vary depending on the quantities produced from each area and the production tax rates in effect for those areas.

Impairment, Dry Hole Costs and Abandonment Expense. Our impairment, dry hole costs and abandonment expense for the six months ended June 30, 2017 and 2016 are summarized below:

	Six Months Ended June 30,
	2017	2016
	(in thousands)
Impairment of unproved oil and gas properties (1)	$8,010	$183
Dry hole expense	2	70
Abandonment expense	63	539
Total impairment, dry hole costs and abandonment expense	$8,075	$792

(1)
We recognized a non-cash impairment charge associated with unproved oil and gas properties in the Cottonwood Gulch area of the Piceance Basin during the six months ended June 30, 2017. We have no current plan to develop this acreage.

We review our oil and natural gas properties for impairment on a quarterly basis or whenever events and circumstances indicate that a decline in the recoverability of their carrying value may have occurred. We estimate the expected undiscounted future net cash flows of our oil and gas properties using proved and risked probable and possible reserves based on our development plans and best estimate of future production, commodity pricing, reserve risking, gathering and transportation deductions, production tax rates, lease operating expenses and future development costs. We compare such undiscounted future net cash flows to the carrying amount of the oil and gas properties to determine if the carrying amount is recoverable. If the undiscounted future net cash flows exceed the carrying amount of the oil and gas properties, no impairment is taken. If the carrying amount of a property exceeds the undiscounted future net cash flows, we will impair the carrying value to fair value based on an analysis of quantitative and qualitative factors existing as of the balance sheet date. We do not believe that the undiscounted future net cash flows of our oil and gas properties represent the applicable market value. The factors used to determine fair value may include, but are not limited to, recent sales prices of comparable properties, indications from marketing activities, the present value of future revenues, net of estimated operating and development costs using estimates of reserves, future commodity pricing, future production estimates, anticipated capital expenditures and various discount rates commensurate with the risk and current market conditions associated with realizing the projected cash flows.

Oil and gas properties are assessed for impairment once they meet the criteria to be classified as held for sale. Assets held for sale are carried at the lower of carrying cost or fair value less costs to sell. The fair value of the assets is determined using a market approach, based on an estimated selling price, as evidenced by current marketing activities, if possible. If an estimated selling price is not available, we utilize the income valuation technique, which involves calculating the present value of future net cash flows, as discussed above. If the carrying amount of the assets exceeds the fair value less costs to sell, an impairment will result to reduce the value of the properties down to fair value less costs to sell.

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

Our current recoverability test on our existing oil and gas properties as of June 30, 2017 uses commodity pricing based on market data and a combination of assumptions, which are closely aligned with the assumptions management uses in its budgeting and forecasting process, including adjustments for geographical location and quality differentials as well as other factors that management believes will impact realized prices. The application of this test as of June 30, 2017 results in a surplus of undiscounted future net cash flows over the carrying amount of our oil and gas properties. If the recoverability test described above would result in the carrying amount exceeding undiscounted future estimated net cash flows, and an impairment is necessary, we would reduce the carrying value to fair value. If future commodity prices assumed in the recoverability test are not realized, we could incur a significant impairment. However, there are many other variables besides oil price that are included in the recoverability test that could impact the results.

Depreciation, Depletion and Amortization. DD&A decreased to $77.7 million for the six months ended June 30, 2017 compared with $82.4 million for the six months ended June 30, 2016. The decrease of $4.7 million was a result of a 9% decrease in the DD&A rate as well as a 1% decrease in production for the six months ended June 30, 2017 compared with the six months ended June 30, 2016. The decrease in the DD&A rate accounted for a $4.3 million decrease in DD&A expense, while the decrease in production accounted for a $0.4 million decrease in DD&A expense.

Under successful efforts accounting, depletion expense is calculated on a field-by-field basis based on geologic and reservoir delineation using the unit-of-production method. The capital expenditures for proved properties for each field compared to the proved reserves corresponding to each producing field determine a depletion rate for current production. For the six months ended June 30, 2017, the relationship of capital expenditures, proved reserves and production from certain producing fields yielded a depletion rate of $26.25 per Boe compared with $28.81 per Boe for the six months ended June 30, 2016.

Unused Commitments. During March 2010, we entered into two firm natural gas pipeline transportation contracts to provide a guaranteed outlet for production from the West Tavaputs area of the Uinta Basin and the Gibson Gulch area of the

Piceance Basin. These transportation contracts were not included in the sales of these assets in December 2013 and September 2014, respectively. Both firm transportation contracts require the pipeline to provide transportation capacity and require us to pay monthly transportation charges regardless of the amount of pipeline capacity utilized. The agreements expire July 31, 2021. Unused commitments expense for each of the six months ended June 30, 2017 and 2016 consisted of $9.1 million related to these contracts.

General and Administrative Expense. General and administrative expense decreased to $18.3 million for the six months ended June 30, 2017 from $22.4 million for the six months ended June 30, 2016, primarily due to a decrease in long-term cash and equity compensation discussed below.

Included in general and administrative expense is long-term cash and equity incentive compensation of $2.8 million and $6.5 million for the six months ended June 30, 2017 and 2016, respectively. The components of long-term cash and equity incentive compensation for the six months ended June 30, 2017 and 2016 are shown in the following table:

	Six Months Ended June 30,
	2017	2016
	(in thousands)
Stock options and nonvested common stock	$3,561	$5,119
Nonvested common stock units	342	546
Performance cash units (1)(2)	(1,100)	846
Total	$2,803	$6,511

(1)	The performance cash units will be settled in cash for the performance metrics that are met.

(2)
The performance cash units are accounted for as liability awards and fair valued at each reporting date. The weighted average fair value share price decreased from $8.89 as of December 31, 2016 to $3.41 as of June 30, 2017.

Interest Expense. Interest expense decreased to $30.1 million for the six months ended June 30, 2017 from $31.2 million for the six months ended June 30, 2016 primarily due to the Debt Exchange completed on June 3, 2016 (see Note 5 to the accompanying financial statements), which reduced the principal of our 7.625% Senior Notes by $84.7 million. This decrease was offset by an increase in interest expense during May 2017 due to the issuance of our 8.75% Senior Notes on April 28, 2017, which were outstanding along with our Convertible Notes and 7.65% Senior Notes. The Convertible Notes and 7.65% Senior Notes were redeemed on May 30, 2017.

Commodity Derivative Gain (Loss). Commodity derivative gain (loss) was a gain of $32.1 million for the six months ended June 30, 2017 compared with a loss of $13.3 million for the six months ended June 30, 2016. The gain or loss on commodity derivatives is related to fluctuations of oil and natural gas future pricing compared to actual pricing of commodity hedges in place as of June 30, 2017 and 2016 and during the periods then ended.

The table below summarizes our commodity derivative gains and losses that were recognized in the periods presented:

	Six Months Ended June 30,
	2017	2016
	(in thousands)
Realized gain (loss) on derivatives (1)	$9,799	$58,005
Prior year unrealized (gain) loss transferred to realized (gain) loss (1)	(2,114)	(57,349)
Unrealized gain (loss) on derivatives (1)	24,377	(13,968)
Total commodity derivative gain (loss)	$32,062	$(13,312)

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

During the six months ended June 30, 2017, approximately 69% of our oil volumes and 45% of our natural gas volumes were subject to financial hedges, which resulted in increased oil income of $9.6 million and natural gas income of $0.2 million after settlements for all commodity derivatives. During the six months ended June 30, 2016, approximately 70% of our oil volumes and 24% of our natural gas volumes were subject to financial hedges, which resulted in increased oil income of $55.9 million and natural gas income of $2.1 million after settlements for all commodity derivatives.

Income Tax (Expense) Benefit. We recorded an additional valuation allowance of $11.9 million and $35.8 million for the six months ended June 30, 2017 and 2016, respectively, against our deferred tax asset balance, which reduced our effective tax rate to zero. We consider all available evidence in assessing the need for recording a valuation allowance. Such evidence includes the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment, and judgment is required in considering the relative weight of negative and positive evidence. We continue to monitor facts and circumstances in the reassessment of the likelihood that operating loss carryforward, credits and other deferred tax assets will be utilized prior to their expiration. Additionally, for both the six months ended June 30, 2017 and 2016, our effective tax rate before valuation allowance differs from the federal statutory rate because of recording permanent differences for stock-based compensation expense, lobbying and political contributions, and officer compensation as well as state income tax expense.

Capital Resources and Liquidity

Our primary sources of liquidity since our formation in January 2002 have been net cash provided by operating activities, sales and other issuances of equity and debt securities, bank credit facilities, proceeds from sale-leasebacks, joint exploration agreements and sales of interests in properties. Our primary use of capital has been for the development, exploration and acquisition of oil and natural gas properties. As we pursue profitable reserves and production growth, we continually monitor the capital resources, including potential issuances of equity and debt securities, available to us to meet our future financial obligations, fund planned capital expenditure activities and ensure adequate liquidity. Our future success in growing proved reserves and production will be highly dependent on capital resources available to us and our success in finding or acquiring additional reserves. We believe that we have sufficient liquidity available to us from cash on hand, cash flows from operations and under our Amended Credit Facility for our planned uses of capital for the remainder of 2017. However, we expect to pursue opportunities to further improve our liquidity position through capital markets or other transactions, such as additional property dispositions, if we believe conditions to be favorable.

At June 30, 2017, we had cash and cash equivalents of $155.6 million and no amounts outstanding under our Amended Credit Facility. At December 31, 2016, we had cash and cash equivalents of $275.8 million and no amounts outstanding under our Amended Credit Facility. In April 2017, our borrowing base was re-confirmed at $300.0 million based on proved reserves and the commodity hedge position in place at December 31, 2016. Our effective borrowing capacity is reduced by $26.0 million to $274.0 million due to an outstanding irrevocable letter of credit related to a firm transportation agreement. The borrowing base is dependent on our proved reserves and hedge position and is calculated using future commodity pricing provided by our lenders, and may be adjusted in the future at the sole discretion of the lenders.

Cash Flow from Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2017 and 2016 was $38.2 million and $48.8 million, respectively. The decrease in net cash provided by operating activities was primarily due to decreases in cash from derivative settlements offset by an increase in production revenues.

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

To mitigate some of the potential negative impact on cash flow caused by changes in oil, natural gas and NGL prices, we have entered into financial commodity swap contracts to receive fixed prices for a portion of our production. At June 30, 2017, we had in place crude oil swaps covering portions of our 2017 and 2018 production and natural gas swaps covering portions of our 2017 production.

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

At June 30, 2017, the estimated fair value of all of our commodity derivative instruments, summarized in the following table, was a net asset of $25.4 million, comprised of current and noncurrent assets. We did not enter into any hedges subsequent to June 30, 2017 through July 18, 2017.

Contract	Total Hedged Volumes	Quantity Type	Weighted Average Fixed Price	Index Price (1)	Fair Market Value (in thousands)
Swap Contracts:
2017
Oil	1,311,000	Bbls	$58.77	WTI	$15,680
Natural gas	1,840,000	MMBtu	$2.96	NWPL	364
2018
Oil	2,049,750	Bbls	$52.86	WTI	9,371
Total					$25,415

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

Capital Expenditures

Our capital expenditures are summarized in the following tables for the periods indicated:

	Six Months Ended June 30,
Basin/Area	2017	2016
	(in millions)
DJ	$107.5	$59.3
Uinta Oil Program	10.0	1.0
Other	0.2	1.1
Total	$117.7	$61.4

	Six Months Ended June 30,
	2017	2016
	(in millions)
Acquisitions of proved and unproved properties and other real estate	$15.6	$1.1
Drilling, development, exploration and exploitation of oil and natural gas properties	99.2	56.3
Gathering and compression facilities	2.7	3.1
Furniture, fixtures and equipment	0.2	0.9
Total	$117.7	$61.4

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

Financing Activities

Amended Credit Facility. The Amended Credit Facility had commitments from 13 lenders and a borrowing base of $300.0 million as of June 30, 2017. As credit support for future payment under a contractual obligation, a $26.0 million letter of credit has been issued under the Amended Credit Facility, which reduced the available borrowing capacity under the Amended Credit Facility as of June 30, 2017 to $274.0 million. There have not been any borrowings under the Amended Credit Facility to date in 2017 and there were no such borrowings in 2016.

Interest rates are LIBOR plus applicable margins of 1.5% to 2.5% or ABR plus 0.5% to 1.5% and the unused commitment fee is between 0.375% to 0.5% based on borrowing base utilization.

The borrowing base under the Amended Credit Facility is determined at the discretion of the lenders, based on the collateral value of our proved reserves that have been mortgaged to the lenders, and is subject to regular re-determinations on or about April 1 and October 1 of each year, as well as following any property sales. In April 2017, our borrowing base was re-confirmed at $300.0 million based on proved reserves and the commodity hedge position in place at December 31, 2016. Future borrowing bases will be computed based on proved oil, natural gas and NGL reserves, hedge positions and estimated future cash flows from those reserves calculated using future commodity pricing provided by our lenders, as well as any other outstanding debt. Lower commodity prices will generally result in a lower borrowing base.

The Amended Credit Facility contains certain financial covenants. We are currently in compliance with all financial covenants and have complied with all financial covenants since issuance. We expect to be in compliance with all financial covenants based on the 2017 budget at current commodity prices. However, if commodity prices significantly decline, our EBITDAX, which is a critical underpinning of our required financial covenants, will be significantly reduced. If this were to occur, it may become necessary for us to negotiate an amendment to one or more of these financial covenants. In September

2015, we obtained an amendment to the Amended Credit Facility that replaced our debt-to-EBITDAX covenant in the facility with a secured debt-to-EBITDAX covenant and an EBITDAX-to-interest covenant through March 31, 2018. There can be no assurance that we will be able to obtain similar amendments, or waivers of covenant breaches, in the future if needed.

If we fail to comply with the covenants or other terms of any agreements governing our debt, including the Amended Credit Facility, our lenders and holders of our senior notes may have the right to accelerate the maturity of that debt and foreclose upon the collateral, if any, securing that debt. The occurrence of any such event would adversely affect our financial condition.

5% Convertible Senior Notes Due 2028. On May 30, 2017, we redeemed our $0.6 million of outstanding Convertible Notes with the proceeds of our 8.75% Senior Notes issued on April 28, 2017. See "8.75% Senior Notes Due 2025" below for additional information.

7.625% Senior Notes Due 2019. On May 30, 2017, we redeemed our $315.3 million of outstanding 7.625% Senior Notes with cash on hand and proceeds from our 8.75% Senior Notes issued on April 28, 2017. See "8.75% Senior Notes Due 2025" below for additional information.

Due to the redemption of the Convertible Notes and the 7.625% Senior Notes, the Company recognized a $7.9 million loss on extinguishment of debt on the Consolidated Statement of Operations for the three and six months ended June 30, 2017.

7.0% Senior Notes Due 2022. On March 12, 2012, we issued $400.0 million in aggregate principal amount of 7.0% Senior Notes due October 15, 2022 at par. The 7.0% Senior Notes mature on October 15, 2022, unless earlier redeemed or purchased by us. Interest is payable in arrears semi-annually on April 15 and October 15 of each year. The 7.0% Senior Notes are senior unsecured obligations and rank equal in right of payment with all of our other existing and future senior unsecured indebtedness, including the 8.75% Senior Notes. The 7.0% Senior Notes will become redeemable at our option on or after October 15, 2017, 2018, 2019 and 2020 at redemption prices of 103.500%, 102.333%, 101.167% and 100.000% of the principal amount, respectively. The 7.0% Senior Notes are fully and unconditionally guaranteed by our subsidiaries that guarantee the Amended Credit Facility and the 8.75% Senior Notes. The 7.0% Senior Notes include certain covenants that limit our ability to incur additional indebtedness, make restricted payments, create liens or sell assets and that generally prohibit us from paying dividends. We are currently in compliance with all covenants and have complied with all covenants since issuance.

8.75% Senior Notes Due 2025. On April 28, 2017, we issued $275.0 million in aggregate principal amount of 8.75% Senior Notes due June 15, 2025 at par. Interest is payable in arrears semi-annually on June 15 and December 15 of each year, commencing on December 15, 2017. The 8.75% Senior Notes are senior unsecured obligations and rank equal in right of payment with all of our other existing and future senior unsecured indebtedness, including the 7.0% Senior Notes.

The 8.75% Senior Notes will become redeemable at our option on or after June 15, 2020, 2021, 2022 and 2023 at redemption prices of 106.563%, 104.375%, 102.188% and 100.000% of the principal amount, respectively. Prior to June 15, 2020, we may use proceeds of an equity offering to redeem up to 35% of the principal amount at a redemption price of 108.750% of the principal amount. In addition, prior to June 15, 2020, we may redeem the notes at a redemption price equal to 100% of the principal amount plus a specified "make-whole" premium.

The 8.75% Senior Notes are fully and unconditionally guaranteed by the subsidiaries that guarantee our indebtedness under the Amended Credit Facility and the 7.0% Senior Notes. The 8.75% Senior Notes include certain covenants that limit our ability to incur additional indebtedness, make restricted payments, create liens or sell assets and that generally prohibit us from paying dividends. We are currently in compliance with all covenants and have complied with all covenants since issuance.

Nothing in the 7.0% Senior Notes or the 8.75% Senior Notes prohibits us from repurchasing any of the notes from time to time at any price in open market purchases or negotiated transactions or by tender offer or otherwise without any notice to or consent of the holders.

Lease Financing Obligation Due 2020. We have a Lease Financing Obligation with a balance of $2.6 million as of June 30, 2017 resulting from our sale and subsequent lease back of certain compressors and related facilities owned by us. The Lease Financing Obligation expires on August 10, 2020, and we have the option to purchase the equipment at the end of the lease term for the then current fair market value. The Lease Financing Obligation also contains an early buyout option pursuant to which we may purchase the equipment for $1.8 million on February 10, 2019. The lease payments related to the equipment are recognized as principal and interest expense based on a weighted average implicit interest rate of 3.3%. See Note 12 to the accompanying Unaudited Consolidated Financial Statements for a discussion of aggregate minimum future lease payments.

Our outstanding debt is summarized below:

		As of June 30, 2017			As of December 31, 2016
	Maturity Date	Principal	Unamortized Discount	Carrying Amount	Principal	Unamortized Discount	Carrying Amount
		(in thousands)
Amended Credit Facility	April 9, 2020	$—	$—	$—	$—	$—	$—
Convertible Notes (1)	March 15, 2028	—	—	—	579	—	579
7.625% Senior Notes (2)	October 1, 2019	—	—	—	315,300	(2,169)	313,131
7.0% Senior Notes (3)	October 15, 2022	400,000	(3,865)	396,135	400,000	(4,227)	395,773
8.75% Senior Notes (4)	June 15, 2025	275,000	(4,684)	270,316	—	—	—
Lease Financing Obligation (5)	August 10, 2020	2,558	(2)	2,556	2,782	(3)	2,779
Total Debt		$677,558	$(8,551)	$669,007	$718,661	$(6,399)	$712,262
Less: Current Portion of Long-Term Debt (6)		462	—	462	454	—	454
Total Long-Term Debt		$677,096	$(8,551)	$668,545	$718,207	$(6,399)	$711,808

(1)
The Convertible Notes were redeemed on May 30, 2017. The aggregate estimated fair value of the Convertible Notes was approximately $0.5 million as of December 31, 2016 based on reported market trades of these instruments.

(2)
The 7.625% Senior Notes were redeemed on May 30, 2017. The aggregate estimated fair value of the 7.625% Senior Notes was approximately $314.5 million as of December 31, 2016 based on reported market trades of these instruments.

(3)
The aggregate estimated fair value of the 7.0% Senior Notes was approximately $368.8 million and $384.5 million as of June 30, 2017 and December 31, 2016, respectively, based on reported market trades of these instruments.

(4)	The aggregate estimated fair value of the 8.75% Senior Notes was approximately $234.6 million as of June 30, 2017 based on reported market trades of these instruments.

(5)
The aggregate estimated fair value of the Lease Financing Obligation was approximately $2.4 million and $2.6 million as of June 30, 2017 and December 31, 2016, respectively. Because there is no active, public market for the Lease Financing Obligation, the aggregate estimated fair value was based on market-based parameters of comparable term secured financing instruments.

(6)	The current portion of long-term debt includes the current portion of the Lease Financing Obligation.

Credit Ratings. Our credit risk is evaluated by two independent rating agencies based on publicly available information and information obtained during our ongoing discussions with the rating agencies. Moody's Investor Services and Standard & Poor's Rating Services currently rate our 7.0% Senior Notes and 8.75% Senior Notes and have assigned a credit rating. We do not have any credit rating triggers that would accelerate the maturity of amounts due under our Amended Credit Facility, 7.0% Senior Notes or 8.75% Senior Notes. However, our ability to raise funds and the costs of any financing activities will be affected by our credit rating at the time any such financing activities are conducted.

Contractual Obligations. A summary of our contractual obligations as of and subsequent to June 30, 2017 is provided in the following table:

	Payments Due by Year
	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter	Total
	Twelve Months Ended June 30, 2018	Twelve Months Ended June 30, 2019	Twelve Months Ended June 30, 2020	Twelve Months Ended June 30, 2021	Twelve Months Ended June 30, 2022	After June 30, 2022
	(in thousands)
Notes payable (1)	$460	$—	$—	$—	$—	$—	$460
7.0% Senior Notes (2)	28,000	28,000	28,000	28,000	28,000	414,000	554,000
8.75% Senior Notes (3)	27,334	24,063	24,063	24,063	24,063	347,188	470,774
Lease Financing Obligation (4)	537	2,093	—	—	—	—	2,630
Office and office equipment leases and other (5)	3,195	2,354	280	25	—	—	5,854
Firm transportation and processing agreements (6)	18,536	18,691	18,691	18,691	1,556	—	76,165
Asset retirement obligations (7)	1,512	240	120	470	393	19,538	22,273
Total	$79,574	$75,441	$71,154	$71,249	$54,012	$780,726	$1,132,156

(1)
Notes payable includes interest on a $26.0 million letter of credit that accrues interest at 2.0% and 0.125% per annum for participation fees and fronting fees, respectively. The expected term of the letter of credit is April 30, 2018. There is currently no balance outstanding under the Amended Credit Facility due April 9, 2020.

(2)
On March 25, 2012, we issued $400.0 million aggregate principal amount of 7.0% Senior Notes. We are obligated to make semi-annual interest payments through maturity on October 15, 2022 equal to $14.0 million.

(3)
On April 28, 2017, we issued $275.0 million aggregate principal amount of 8.75% Senior Notes. We are obligated to make semi-annual interest payments through maturity on June 15, 2025 equal to $12.0 million. See Note 5 to the accompanying financial statements for additional information.

(4)	The Lease Financing Obligation is calculated based on the aggregate undiscounted minimum future lease payments, which include both an interest and principal component.

(5)	The lease for our principal office in Denver, Colorado extends through March 2019.

(6)
We have entered into contracts that provide firm transportation capacity on pipeline systems. The contracts require us to pay transportation demand charges regardless of the amount of gas we deliver to the processing facility or pipeline.

(7)
Neither the ultimate settlement amounts nor the timing of our asset retirement obligations can be precisely determined in advance. See "Critical Accounting Policies and Estimates" in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016 for a more detailed discussion of the nature of the accounting estimates involved in estimating asset retirement obligations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of June 30, 2017.

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

Commodity Price Risk

Our primary market risk exposure is in the prices we receive for our production. Commodity pricing is primarily driven by the prevailing worldwide price for crude oil and spot regional market prices applicable to our U.S. oil and natural gas production. Pricing for oil, natural gas and NGLs has been volatile and unpredictable for several years, and we expect this volatility to continue in the future. The prices we receive for future production depend on many factors outside of our control, including volatility in the differences between product prices at sales points and the applicable index price. Based on our average daily production and our derivative contracts in place for the six months ended June 30, 2017, our income before income taxes would have decreased by approximately $0.4 million for each $1.00 per barrel decrease in crude oil prices, approximately $0.2 million for each $0.10 decrease per MMBtu in natural gas prices and approximately $0.5 million for each $1.00 per barrel decrease in NGL prices.

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

As of July 18, 2017, we have financial derivative instruments related to oil and natural gas volumes in place for the following periods indicated. Further detail of these hedges is summarized in the table presented under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations— Capital Resources and Liquidity— Commodity Hedging Activities."

	July – December 2017		For the year 2018
	Derivative Volumes	Weighted Average Price	Derivative Volumes	Weighted Average Price
Oil (Bbls)	1,311,000	$58.77	2,049,750	$52.86
Natural Gas (MMbtu)	1,840,000	$2.96	—	$—

Commodity Price Risk - Carrying Value of Proved Oil and Gas Properties

Our current recoverability test on our existing oil and gas properties as of June 30, 2017 uses commodity pricing based on market data and a combination of assumptions, which are closely aligned with the assumptions management uses in its budgeting and forecasting process, including adjustments for geographical location and quality differentials as well as other factors that management believes will impact realized prices. The application of this test as of June 30, 2017 results in a surplus of undiscounted future net cash flows over the carrying amount of our oil and gas properties. If the recoverability test described above would result in the carrying amount exceeding undiscounted future estimated net cash flows, and an impairment is necessary, we would reduce the carrying value to fair value. If future commodity prices assumed in the recoverability test are not realized, we could incur a significant impairment. However, there are many other variables besides oil price that are included in the recoverability test that could impact the results.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. As of June 30, 2017, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective as of June 30, 2017.

Changes in Internal Controls. There has been no change in our internal control over financial reporting during the second fiscal quarter of 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Securities

There were no sales of unregistered equity securities during the period covered by this report.

Issuer Purchases of Equity Securities

The following table contains information about our acquisitions of equity securities during the three months ended June 30, 2017:

Period	Total Number of Shares (1)	Weighted Average Price Paid Per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1 – 30, 2017	1,893	$4.02	—	—
May 1 – 31, 2017	63,441	3.69	—	—
June 1 – 30, 2017	6,522	3.20	—	—
Total	71,856	$3.66	—	—

(1)	Represents shares delivered by employees to satisfy tax withholding obligations resulting from the vesting of restricted shares of common stock issued pursuant to our employee incentive plans.

Item 3. Defaults upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit Number	Description of Exhibits
3.1	Amended and Restated Certificate of Incorporation of Bill Barrett Corporation. [Incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K filed with the Commission on March 2, 2017.]

3.1.1
Certificate of Amendment to Amended and Restated Certificate of Incorporation of Bill Barrett Corporation. [Incorporated by reference to Exhibit 3.3 to our Amended Registration Statement on Form S-4/A filed with the Commission on June 14, 2017.]

4.1
Indenture for Senior Debt Securities, dated April 28, 2017, between Bill Barrett Corporation and Deutsche Bank Trust Company Americas, as Trustee. [Incorporated by reference to Exhibit 25.1 to our Registration Statement on Form S-4 filed with the Commission on June 1, 2017.]

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

Exhibit Number	Description of Exhibits

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Principal Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BILL BARRETT CORPORATION

Date:	August 1, 2017	By:	/s/ R. Scot Woodall
R. Scot Woodall
Chief Executive Officer and President
(Principal Executive Officer)

Date:	August 1, 2017	By:	/s/ David R. Macosko
David R. Macosko
Senior Vice President-Accounting
(Principal Accounting Officer)