Form 10-Q
period 2017-09-30
BILL BARRETT CORP
filed 2017-10-31
CIK 1172139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

There were 76,283,870 shares of $0.001 par value common stock outstanding on October 17, 2017.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

BILL BARRETT CORPORATION

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2017	December 31, 2016
	(in thousands, except share data)
Assets:
Current assets:
Cash and cash equivalents	$155,885	$275,841
Accounts receivable, net of allowance for doubtful accounts	42,089	32,837
Derivative assets	5,782	8,398
Assets held for sale, net of depreciation, depletion, amortization and impairment	145,553	—
Prepayments and other current assets	2,209	1,376
Total current assets	351,518	318,452
Property and equipment - at cost, successful efforts method for oil and gas properties:
Proved oil and gas properties	1,292,786	1,539,373
Unproved oil and gas properties, excluded from amortization	70,535	58,830
Furniture, equipment and other	17,217	23,636
	1,380,538	1,621,839
Accumulated depreciation, depletion, amortization and impairment	(404,693)	(559,690)
Total property and equipment, net	975,845	1,062,149
Deferred income tax asset	—	1,587
Deferred financing costs and other noncurrent assets	3,143	3,153
Total	$1,330,506	$1,385,341
Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable and accrued liabilities	$85,678	$49,447
Amounts payable to oil and gas property owners	12,563	6,192
Production taxes payable	22,805	22,992
Derivative liabilities	—	4,346
Deferred income taxes	—	1,587
Current portion of long-term debt	465	454
Liabilities associated with assets held for sale	4,856	—
Total current liabilities	126,367	85,018
Long-term debt, net of debt issuance costs	668,744	711,808
Asset retirement obligations	15,771	10,703
Derivatives and other noncurrent liabilities	4,610	6,269
Stockholders' equity:
Common stock, $0.001 par value; authorized 300,000,000 and 150,000,000 shares at September 30, 2017 and December 31, 2016, respectively; 76,284,992 and 75,721,360 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively, with 1,391,256 and 1,325,714 shares subject to restrictions, respectively	75	74
Additional paid-in capital	1,118,180	1,113,797
Retained earnings (accumulated deficit)	(603,241)	(542,328)
Treasury stock, at cost: zero shares at September 30, 2017 and December 31, 2016	—	—
Total stockholders' equity	515,014	571,543
Total	$1,330,506	$1,385,341
See notes to Unaudited Consolidated Financial Statements.

BILL BARRETT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands, except share and per share data)
Operating Revenues:
Oil, gas and NGL production	$67,175	$50,133	$168,541	$126,279
Other operating revenues	690	348	926	920
Total operating revenues	67,865	50,481	169,467	127,199
Operating Expenses:
Lease operating expense	5,919	4,795	17,287	22,101
Gathering, transportation and processing expense	620	472	1,644	1,871
Production tax expense	5,384	3,832	9,140	7,037
Exploration expense	18	16	48	64
Impairment, dry hole costs and abandonment expense	261	974	8,336	1,766
(Gain) loss on sale of properties	—	1,914	(92)	1,206
Depreciation, depletion and amortization	41,732	43,083	119,409	125,491
Unused commitments	4,557	4,567	13,687	13,703
General and administrative expense	12,496	9,178	30,788	31,535
Other operating expenses, net	(282)	—	(1,610)	—
Total operating expenses	70,705	68,831	198,637	204,774
Operating Income (Loss)	(2,840)	(18,350)	(29,170)	(77,575)
Other Income and Expense:
Interest and other income	332	72	1,030	166
Interest expense	(13,926)	(13,991)	(44,014)	(45,160)
Commodity derivative gain (loss)	(12,408)	6,054	19,654	(7,258)
Gain (loss) on extinguishment of debt	—	29	(7,904)	8,726
Total other income and expense	(26,002)	(7,836)	(31,234)	(43,526)
Income (Loss) before Income Taxes	(28,842)	(26,186)	(60,404)	(121,101)
(Provision for) Benefit from Income Taxes	—	—	—	—
Net Income (Loss)	$(28,842)	$(26,186)	$(60,404)	$(121,101)
Net Income (Loss) Per Common Share, Basic	$(0.39)	$(0.44)	$(0.81)	$(2.28)
Net Income (Loss) Per Common Share, Diluted	$(0.39)	$(0.44)	$(0.81)	$(2.28)
Weighted Average Common Shares Outstanding, Basic	74,886,107	58,851,598	74,742,699	53,081,809
Weighted Average Common Shares Outstanding, Diluted	74,886,107	58,851,598	74,742,699	53,081,809
See notes to Unaudited Consolidated Financial Statements.

BILL BARRETT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Net Income (Loss)	$(28,842)	$(26,186)	$(60,404)	$(121,101)
Other comprehensive income (loss)	—	—	—	—
Comprehensive Income (Loss)	$(28,842)	$(26,186)	$(60,404)	$(121,101)
See notes to Unaudited Consolidated Financial Statements.

BILL BARRETT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2017	2016
	(in thousands)
Operating Activities:
Net Income (Loss)	$(60,404)	$(121,101)
Adjustments to reconcile to net cash provided by operations:
Depreciation, depletion and amortization	119,409	125,491
Impairment, dry hole costs and abandonment expense	8,336	1,766
Commodity derivative (gain) loss	(19,654)	7,258
Settlements of commodity derivatives	17,062	78,417
Stock compensation and other non-cash charges	5,134	7,208
Amortization of deferred financing costs	1,665	2,075
(Gain) loss on extinguishment of debt	7,904	(8,726)
(Gain) loss on sale of properties	(92)	1,206
Change in operating assets and liabilities:
Accounts receivable	(9,252)	13,552
Prepayments and other assets	(980)	(968)
Accounts payable, accrued and other liabilities	20,071	18,903
Amounts payable to oil and gas property owners	6,371	(2,894)
Production taxes payable	(187)	(5,980)
Net cash provided by (used in) operating activities	95,383	116,207
Investing Activities:
Additions to oil and gas properties, including acquisitions	(160,788)	(93,704)
Additions of furniture, equipment and other	(268)	(1,184)
Proceeds from sale of properties and other investing activities	(712)	25,571
Net cash provided by (used in) investing activities	(161,768)	(69,317)
Financing Activities:
Proceeds from debt	275,000	—
Principal payments on debt	(322,228)	(329)
Proceeds from sale of common stock, net of offering costs	(298)	—
Deferred financing costs and other	(6,045)	(1,134)
Net cash provided by (used in) financing activities	(53,571)	(1,463)
Increase (Decrease) in Cash and Cash Equivalents	(119,956)	45,427
Beginning Cash and Cash Equivalents	275,841	128,836
Ending Cash and Cash Equivalents	$155,885	$174,263
See notes to Unaudited Consolidated Financial Statements.

BILL BARRETT CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)
(In thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Stockholders' Equity
Balance at December 31, 2015	$48	$921,318	$(371,950)	$—	$549,416
Exercise of options, restricted stock activity and shares exchanged for exercise and tax withholding	1	—	—	(1,114)	(1,113)
Stock-based compensation	—	9,455	—	—	9,455
Retirement of treasury stock	—	(1,114)	—	1,114	—
Exchange of senior notes for shares of common stock	10	74,390	—	—	74,400
Issuance of common stock, net of offering costs	15	109,748	—	—	109,763
Net income (loss)	—	—	(170,378)	—	(170,378)
Balance at December 31, 2016	74	1,113,797	(542,328)	—	571,543
Cumulative effect of accounting change (1)	—	180	(509)	—	(329)
Exercise of options, restricted stock activity and shares exchanged for exercise and tax withholding	1	—	—	(1,246)	(1,245)
Stock-based compensation	—	5,510	—	—	5,510
Retirement of treasury stock	—	(1,246)	—	1,246	—
Issuance of common stock, net of offering costs	—	(61)	—	—	(61)
Net income (loss)	—	—	(60,404)	—	(60,404)
Balance at September 30, 2017	$75	$1,118,180	$(603,241)	$—	$515,014
See notes to Unaudited Consolidated Financial Statements.

(1)
Cumulative effect of accounting change relates to the adoption of Accounting Standards Update 2016-09. See Note 2 of the Consolidated Financial Statements for further detail on the adoption of this accounting standard.

BILL BARRETT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

September 30, 2017

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

2. Summary of Significant Accounting Policies

Basis of Presentation. The accompanying Unaudited Consolidated Financial Statements include the accounts of the Company. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting of normal recurring accruals and adjustments) necessary to present fairly, in all material respects, the Company's interim results. However, operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year. The Company's 2016 Annual Report on Form 10-K includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this Quarterly Report on Form 10-Q. Except as disclosed herein, there have been no material changes to the information disclosed in the notes to the consolidated financial statements included in the Company's 2016 Annual Report on Form 10-K.

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

Areas requiring the use of assumptions, judgments and estimates include volumes of oil, natural gas and NGL reserves used in calculating depreciation, depletion and amortization ("DD&A"), the amount of expected future net cash flows used in determining possible impairments of proved oil and gas properties and the amount of future capital costs used in these calculations. Assumptions, judgments and estimates also are required in determining asset retirement obligations, the timing of dry hole costs, impairments of unproved oil and gas properties, valuing deferred tax assets and estimating fair values of derivative instruments and stock-based payment awards.

Accounts Receivable. Accounts receivable is comprised of the following:

	As of September 30, 2017	As of December 31, 2016
	(in thousands)
Accrued oil, gas and NGL sales	$33,170	$26,542
Due from joint interest owners	9,164	4,366
Other	14	1,952
Allowance for doubtful accounts	(259)	(23)
Total accounts receivable	$42,089	$32,837

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

The following table sets forth the net capitalized costs and associated accumulated DD&A and non-cash impairments relating to the Company's oil, natural gas and NGL producing activities:

	As of September 30, 2017	As of December 31, 2016
	(in thousands)
Proved properties	$218,746	$306,075
Wells and related equipment and facilities	1,035,764	1,164,354
Support equipment and facilities	34,317	63,238
Materials and supplies	3,959	5,706
Total proved oil and gas properties (1)	$1,292,786	$1,539,373
Unproved properties	33,713	27,790
Wells and facilities in progress	36,822	31,040
Total unproved oil and gas properties, excluded from amortization (1)	$70,535	$58,830
Accumulated depreciation, depletion, amortization and impairment (1)	(393,340)	(543,154)
Total oil and gas properties, net (1)	$969,981	$1,055,049

(1)
Excludes oil and gas properties held for sale of $145.1 million, comprised of $410.7 million of proved oil and gas properties and $0.4 million of unproved oil and gas properties, net of accumulated depreciation, depletion, amortization and impairment of $266.0 million. Held for sale balances are included in current assets as assets held for sale, net of amortization and impairment, in the Unaudited Consolidated Balance Sheet as of September 30, 2017. See Note 4 for additional information on assets held for sale.

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

The Company recognized non-cash impairment, dry hole costs and abandonment expense in the Unaudited Consolidated Statements of Operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Impairment of unproved oil and gas properties (1)	$—	$—	$8,010	$183
Dry hole costs	—	1	—	71
Abandonment expense and lease expirations	261	973	326	1,512
Total impairment, dry hole costs and abandonment expense	$261	$974	$8,336	$1,766

(1)
The Company recognized a non-cash impairment charge associated with unproved oil and gas properties in the Cottonwood Gulch area of the Piceance Basin during the nine months ended September 30, 2017. The Company has no current plan to develop this acreage.

The provision for DD&A of oil and gas properties is calculated on a field-by-field basis using the unit-of-production method. Natural gas and NGLs are converted to an oil equivalent, Boe, at the standard rate of six Mcf to one Boe and forty-two gallons to one Boe, respectively. Estimated future dismantlement, restoration and abandonment costs are taken into consideration by this calculation.

Accounts Payable and Accrued Liabilities. Accounts payable and accrued liabilities are comprised of the following:

	As of September 30, 2017	As of December 31, 2016
	(in thousands)
Accrued drilling, completion and facility costs	$33,325	$15,594
Accrued lease operating, gathering, transportation and processing expenses	4,589	4,261
Accrued general and administrative expenses	8,653	6,375
Accrued interest payable	23,500	12,264
Prepayments from partners	11,249	332
Trade payables	2,323	7,900
Other	2,039	2,721
Total accounts payable and accrued liabilities	$85,678	$49,447

Environmental Liabilities. Environmental expenditures that relate to an existing condition caused by past operations and that do not contribute to current or future revenue generation are expensed. Environmental liabilities are accrued when environmental assessments and/or clean-ups are probable, and the costs can be reasonably estimated. Recent case law in Wyoming has exposed the Company to potential obligations for plugging and abandoning wells, and associated reclamation, for assets that were sold to other industry parties in prior years. If such third parties become unable to fulfill their contractual obligations to the Company as provided for in the applicable purchase and sale agreements, regulatory agencies and landowners may demand that the Company perform such activities. The Company recognized $0.8 million associated with these obligations in other operating expenses in the Consolidated Statement of Operations for the nine months ended September 30, 2017.

Revenue Recognition. Oil, gas and NGL revenues are recognized when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred and title has transferred, and collectability of the revenue is reasonably assured.

The Company uses the sales method to account for gas and NGL imbalances. Under this method, revenues are recorded on the basis of gas and NGLs actually sold by the Company. In addition, the Company records revenues for its share of gas and NGLs sold by other owners that cannot be volumetrically balanced in the future due to insufficient remaining reserves. The Company also reduces revenues for other owners' volumetric share of gas and NGLs sold by the Company that cannot be volumetrically balanced in the future due to insufficient remaining reserves. The Company's remaining over- and under-produced gas and NGLs balancing positions are taken into account in determining the Company's proved oil, gas and NGL reserves. Imbalances at September 30, 2017 and 2016 were not material.

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

Income Taxes. Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently payable plus deferred income taxes related to certain income and expenses recognized in different periods for financial and income tax reporting purposes. Deferred income tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when assets are recovered or liabilities are settled. Deferred income taxes also include tax credits and net operating losses that are available to offset future income taxes. Deferred income taxes are measured by applying currently enacted tax rates. Deferred tax assets are regularly reviewed, considering all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, taxable strategies and results of recent operations. The assumptions about future taxable income require significant judgment to determine whether it is more likely than not that the deferred tax asset will be realized. If it is determined that the deferred tax asset will not be realized, then a valuation allowance will be recorded against the deferred tax asset. The Company began recording a full valuation allowance against the deferred tax asset during the period ending September 30, 2015 and continues to do so as of September 30, 2017.

The Company accounts for uncertainty in income taxes for tax positions taken or expected to be taken in a tax return. Only tax positions that meet the more-likely-than-not recognition threshold are recognized. The Company does not have any uncertain tax positions recorded as of September 30, 2017.

Earnings/Loss Per Share. Basic net income (loss) per common share is calculated by dividing net income (loss) attributable to common stock by the weighted average number of common shares outstanding during each period. Diluted net income per common share is calculated by dividing net income attributable to common stock by the weighted average number of common shares outstanding and other dilutive securities. Potentially dilutive securities for the diluted net income per common share calculations consist of nonvested equity shares of common stock and in-the-money outstanding stock options to purchase the Company's common stock. No potential common shares are included in the computation of any diluted per share amount when a net loss exists, as was the case for the three and nine months ended September 30, 2017 and 2016.

The following table sets forth the calculation of basic and diluted income (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands, except per share amounts)
Net income (loss)	$(28,842)	$(26,186)	$(60,404)	$(121,101)
Basic weighted-average common shares outstanding in period	74,886	58,852	74,743	53,082
Diluted weighted-average common shares outstanding in period	74,886	58,852	74,743	53,082
Basic net income (loss) per common share	$(0.39)	$(0.44)	$(0.81)	$(2.28)
Diluted net income (loss) per common share	$(0.39)	$(0.44)	$(0.81)	$(2.28)

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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. The objective of this update is to simplify the current guidance for stock compensation. The areas for simplification involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 was effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The standard was adopted effective January 1, 2017 and did not have a significant impact on the Company's disclosures or financial statements. As of January 1, 2017, the Company did not have excess tax benefits associated with its stock compensation and therefore there was no tax impact upon adoption of this standard. In addition, the employee taxes paid on the statement of cash flows when shares were withheld for taxes were already classified as a financing activity; therefore, there was no cash flow statement impact upon adoption of this standard. The Company elected to account for forfeitures as they occur as opposed to estimating the number of awards that are expected to vest. Per ASU 2016-09, the election is considered a change in accounting principle, with the cumulative effect of the change reported as an adjustment to the beginning equity balance. The Company reported an increase to accumulated deficit and additional paid in capital ("APIC") of $0.2 million related to equity award compensation and an increase to accumulated deficit and derivative and other noncurrent liabilities of $0.3 million related to liability award compensation. The cumulative effect of accounting change is reported in the Consolidated Statement of Stockholders' Equity.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The objective of this update is to clarify the principles for recognizing revenue and to develop a common revenue standard. The FASB subsequently issued ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20, which provided additional implementation guidance and deferred the effective date of ASU 2014-09. The standard is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods. The standard will be adopted using the modified retrospective transition method, effective January 1, 2018. The Company has performed an assessment of its current existing revenue contracts and is in the process of implementing additional control procedures. The Company does not expect the standard to have a significant impact on the Company's financial statements or disclosures.

3. Supplemental Disclosures of Cash Flow Information

Supplemental cash flow information is as follows:

	Nine Months Ended September 30,
	2017	2016
	(in thousands)
Cash paid for interest	$31,113	$31,736
Cash paid for income taxes	—	—
Supplemental disclosures of non-cash investing and financing activities:
Accrued liabilities - oil and gas properties	37,319	8,318
Change in asset retirement obligations, net of disposals	10,453	(4,788)
Retirement of treasury stock	(1,246)	(1,098)
Properties exchanged in non-cash transactions	13,323	—
Fair value of debt exchanged for common stock (1)	—	74,400

(1)	See Note 5 for additional information regarding the Debt Exchange.

4. Acquisitions, Exchanges, Divestitures and Assets Held for Sale

During the three months ended September 30, 2017, the Company committed to a plan to sell the Company's remaining assets in the Uinta Basin. Therefore, the related assets and liabilities were classified as held for sale in the Unaudited Consolidated Balance Sheet as of September 30, 2017. Assets held for sale are recorded at the lesser of their respective carrying value or fair value less estimated costs to sell. The fair value of the net assets held for sale was in excess of the net carrying value as of September 30, 2017. The net carrying value was presented as assets held for sale, net of depreciation, depletion, amortization and impairment, of $145.6 million and liabilities associated with assets held for sale of $4.9 million on the Unaudited Consolidated Balance Sheet as of September 30, 2017.

On February 28, 2017, the Company acquired acreage in the DJ Basin for $11.6 million, after final closing adjustments. The transaction was considered an asset acquisition and therefore the properties were recorded based on the fair value of the total consideration transferred on the acquisition date and transaction costs were capitalized as a component of the cost of the assets acquired. The acquisition included $9.1 million and $11.2 million of proved and unevaluated properties, respectively, and asset retirement obligations of $8.7 million.

During the nine months ended September 30, 2017, the Company completed two acreage exchange transactions to consolidate certain acreage positions in the DJ Basin. Pursuant to the transactions, the Company exchanged leasehold interests in certain proved undeveloped acreage. The Company’s future cash flows are not expected to significantly change as a result of the exchange transactions, therefore, the non-monetary exchanges were measured based on the carrying values and not on the fair values of the assets exchanged.

On July 14, 2016, the Company sold certain non-core assets in the Uinta Basin. The Company received $27.8 million in cash proceeds, after final closing adjustments. In addition to the cash proceeds, the Company recognized non-cash proceeds of $4.8 million related to the relief from the Company's asset retirement obligation. Assets sold included $30.6 million in proved oil and gas properties, net of accumulated depreciation, depletion, amortization and impairment, and $2.0 million in unproved oil and gas properties. Liabilities sold included $4.8 million of asset retirement obligations. The transaction was accounted for as a cost recovery. Therefore, no gain or loss was recognized.

5. Long-Term Debt

The Company's outstanding debt is summarized below:

		As of September 30, 2017			As of December 31, 2016
	Maturity Date	Principal	Debt Issuance Costs	Carrying Amount	Principal	Debt Issuance Costs	Carrying Amount
		(in thousands)
Amended Credit Facility	April 9, 2020	$—	$—	$—	$—	$—	$—
Convertible Notes (1)	March 15, 2028	—	—	—	579	—	579
7.625% Senior Notes (2)	October 1, 2019	—	—	—	315,300	(2,169)	313,131
7.0% Senior Notes (3)	October 15, 2022	400,000	(3,684)	396,316	400,000	(4,227)	395,773
8.75% Senior Notes (4)	June 15, 2025	275,000	(4,548)	270,452	—	—	—
Lease Financing Obligation (5)	August 10, 2020	2,443	(2)	2,441	2,782	(3)	2,779
Total Debt		$677,443	$(8,234)	$669,209	$718,661	$(6,399)	$712,262
Less: Current Portion of Long-Term Debt (6)		465	—	465	454	—	454
Total Long-Term Debt		$676,978	$(8,234)	$668,744	$718,207	$(6,399)	$711,808

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

(3)
The aggregate estimated fair value of the 7.0% Senior Notes was approximately $386.3 million and $384.5 million as of September 30, 2017 and December 31, 2016, respectively, based on reported market trades of these instruments.

(4)	The aggregate estimated fair value of the 8.75% Senior Notes was approximately $266.8 million as of September 30, 2017 based on reported market trades of these instruments.

(5)
The aggregate estimated fair value of the Lease Financing Obligation was approximately $2.3 million and $2.6 million as of September 30, 2017 and December 31, 2016, respectively. As there is no active, public market for the Lease Financing Obligation, the aggregate estimated fair value was based on market-based parameters of comparable term secured financing instruments.

(6)	The current portion of long-term debt includes the current portion of the Lease Financing Obligation.

Amended Credit Facility

The Company's amended revolving credit facility ("Amended Credit Facility") had commitments from 13 lenders and a borrowing base of $300.0 million as of September 30, 2017. As credit support for future payments under a contractual obligation, a $26.0 million letter of credit was issued under the Amended Credit Facility, which reduced the available borrowing capacity of the Amended Credit Facility as of September 30, 2017 to $274.0 million. There have not been any borrowings under the Amended Credit Facility to date in 2017 and there were no such borrowings in 2016.

Interest rates are LIBOR plus applicable margins of 1.5% to 2.5% or ABR plus 0.5% to 1.5% and the unused commitment fee is between 0.375% and 0.5% based on borrowing base utilization.

The borrowing base under the Amended Credit Facility is determined at the discretion of the lenders, based on the collateral value of the Company's proved reserves that have been mortgaged to the lenders, and is subject to regular re-determinations on or about April 1 and October 1 of each year, as well as following any property sales. In October 2017, the Company's borrowing base was re-confirmed at $300.0 million based on proved reserves and the commodity hedge position in place at June 30, 2017. Future borrowing bases will be computed based on proved oil, natural gas and NGL reserves, hedge positions and estimated future cash flows from those reserves calculated using future commodity pricing provided by the Company's lenders, as well as any other outstanding debt. Lower commodity prices could result in a decreased borrowing base.

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

7.625% Senior Notes Due 2019

On May 30, 2017, the Company redeemed the $315.3 million of outstanding 7.625% Senior Notes with cash on hand and proceeds from the issuance of its 8.75% Senior Notes on April 28, 2017. See "8.75% Senior Notes due 2025" below for additional information.

Due to the redemption of the Convertible Notes and the 7.625% Senior Notes, the Company recognized a $7.9 million loss on extinguishment of debt on the Consolidated Statement of Operations for the nine months ended September 30, 2017.

The 7.625% Senior Notes were issued at $400.0 million in principal amount on September 27, 2011. On June 3, 2016, the Company completed a debt exchange with a holder of the 7.625% Senior Notes (the "Debt Exchange"). The holder exchanged $84.7 million principal amount of the 7.625% Senior Notes for 10,000,000 newly issued shares of the Company’s common stock. Based on the fair value of the shares issued, the Company recognized an $8.7 million gain on extinguishment of debt on the Consolidated Statement of Operations for the year ended December 31, 2016. Following the Debt Exchange, the remaining aggregate principal amount was $315.3 million, which, as indicated above, was then redeemed on May 30, 2017.

7.0% Senior Notes Due 2022

On March 12, 2012, the Company issued $400.0 million in aggregate principal amount of 7.0% Senior Notes due October 15, 2022 at par. The 7.0% Senior Notes mature on October 15, 2022 unless earlier redeemed or purchased by the Company. Interest is payable in arrears semi-annually on April 15 and October 15 of each year. The 7.0% Senior Notes are senior unsecured obligations and rank equal in right of payment with all of the Company's other existing and future senior unsecured indebtedness, including the 8.75% Senior Notes. The 7.0% Senior Notes became redeemable at the Company's option on October 15, 2017 at a redemption price of 103.500% of the principal amount. The redemption price will decrease to 102.333%, 101.167% and 100.000% of the principal amount in 2018, 2019 and 2022, respectively. The 7.0% Senior Notes are fully and unconditionally guaranteed by the subsidiaries that guarantee the Company's indebtedness under the Amended Credit Facility and the 8.75% Senior Notes. The 7.0% Senior Notes include certain covenants that limit the Company's ability to incur additional indebtedness, make restricted payments, create liens or sell assets and that generally prohibit the Company from paying dividends. The Company is currently in compliance with all covenants and has complied with all covenants since issuance.

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

Nothing in the indentures governing the 7.0% Senior Notes or the 8.75% Senior Notes prohibits the Company from repurchasing any of the notes from time to time at any price in open market purchases, negotiated transactions or by tender offer or otherwise without any notice to or consent of the holders.

Lease Financing Obligation Due 2020

The Company has a lease financing obligation with a balance of $2.4 million as of September 30, 2017 resulting from the Company's sale and subsequent lease back of certain compressors and related facilities owned by the Company (the "Lease Financing Obligation"). The Lease Financing Obligation expires on August 10, 2020, and the Company has the option to purchase the equipment at the end of the lease term for the then current fair market value. The Lease Financing Obligation also contains an early buyout option pursuant to which the Company may purchase the equipment for $1.8 million on February 10, 2019. The lease payments related to the equipment are recognized as principal and interest expense based on a weighted average implicit interest rate of 3.3%. See Note 12 for a discussion of aggregate minimum future lease payments.

6. Asset Retirement Obligations

A reconciliation of the Company's asset retirement obligations for the nine months ended September 30, 2017 is as follows (in thousands):

As of December 31, 2016	$11,238
Liabilities incurred (1)	10,379
Liabilities settled	(814)
Disposition of properties	(6)
Accretion expense	765
Revisions to estimate	894
As of September 30, 2017	$22,456
Less: liabilities associated with assets held for sale	4,856
Less: current asset retirement obligations	1,829
Long-term asset retirement obligations	$15,771

(1)	Includes $8.7 million associated with properties acquired in the DJ Basin during the nine months ended September 30, 2017. See Note 4 for additional information regarding this acquisition.

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

	As of September 30, 2017
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents (1)	$110,772	$—	$—	$110,772
Deferred compensation plan (1)	1,719	—	—	1,719
Commodity derivatives (1)	—	8,211	—	8,211
Unproved oil and gas properties (2)	—	—	1,088	1,088
Liabilities
Commodity derivatives (1)	$—	$2,466	$—	$2,466

(1)	This represents a financial asset or liability that is measured at fair value on a recurring basis.

(2)	This represents a non-financial asset or liability that is measured at fair value on a nonrecurring basis.

	As of December 31, 2016
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents (1)	$40,115	$—	$—	$40,115
Deferred compensation plan (1)	1,447	—	—	1,447
Commodity derivatives (1)	—	13,156	—	13,156
Liabilities
Commodity derivatives (1)	$—	$10,003	$—	$10,003

(1)	This represents a financial asset or liability that is measured at fair value on a recurring basis.

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

Oil and gas properties – Oil and gas property costs are evaluated for impairment and reduced to fair value when there is an indication that the carrying costs may not be recoverable. If an impairment is necessary, the fair value is estimated by using either a market approach based on recent sales prices of comparable properties and/or indications from marketing activities or by using the income valuation technique, which involves calculating the present value of future revenues. The present value, net of estimated operating and development costs, is calculated using estimates of reserves, future commodity pricing, future production estimates, anticipated capital expenditures and various discount rates commensurate with the risk and current market conditions associated with realizing the projected cash flows, predominantly all of which are designated as Level 3 inputs within the fair value hierarchy. During the nine months ended September 30, 2017, the Company reduced its unproved Cottonwood Gulch assets in the Piceance Basin to a fair value of $1.1 million, resulting in a non-cash impairment charge of $8.0 million. During the year ended December 31, 2016, no properties were measured at fair value.

Properties classified as held for sale are recorded at the lesser of their respective carrying value or fair value less estimated costs to sell. The fair value is determined using a market approach, based on an estimated selling price, as evidenced by current marketing activities, if possible. If an estimated selling price is not available, the Company utilizes the income valuation technique discussed above. The fair value of the assets held for sale as of September 30, 2017 was in excess of the net carrying value, therefore, no impairment was necessary. See Note 4 for additional information on assets held for sale.

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

Assets acquired and liabilities assumed under transactions that do not meet the criteria of a business combination under ASC Topic 805, Business Combinations are accounted for as asset acquisitions and are recorded based on the fair value of the total consideration transferred on the acquisition date using the lowest observable inputs available. The Company acquired proved and unproved properties in the DJ Basin for total cash consideration of $11.6 million during the nine months ended September 30, 2017. See Note 4 for additional information regarding this asset acquisition.

Long-term Debt – Long-term debt is not presented at fair value on the Unaudited Consolidated Balance Sheets, as it is recorded at carrying value, net of unamortized debt issuance costs. The Company issued the 8.75% Senior Notes on April 28, 2017 and redeemed its 7.625% Senior Notes on May 30, 2017. The fair values of the Company's fixed rate 7.0% Senior Notes and 8.75% Senior Notes totaled $653.1 million as of September 30, 2017. The fair values of the Company's fixed rate 7.625% Senior Notes and 7.0% Senior Notes totaled $699.0 million as of December 31, 2016. The fair values of the Company's fixed rate Senior Notes are based on active market quotes, which represent Level 1 inputs.

There is no active, public market for the Amended Credit Facility or Lease Financing Obligation and there was no such market for the Convertible Notes when they were outstanding. The recorded value of the Amended Credit Facility approximates its fair value due to its floating rate structure based on the LIBOR spread, secured interest, and the Company's borrowing base utilization. The Amended Credit Facility had a balance of zero as of September 30, 2017 and December 31, 2016. The Convertible Notes were redeemed on May 30, 2017 and had a fair value of $0.5 million as of December 31, 2016. The Lease Financing Obligation fair values of $2.3 million and $2.6 million as of September 30, 2017 and December 31, 2016, respectively, are measured based on market-based parameters of comparable term secured financing instruments. The fair value measurements for the Amended Credit Facility, Convertible Notes and Lease Financing Obligation represent Level 2 inputs.

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

In addition to financial contracts, the Company may at times be party to various physical commodity contracts for the sale of oil, natural gas and NGLs that have varying terms and pricing provisions. These physical commodity contracts qualify for the normal purchase and normal sale exception and therefore are not subject to hedge or mark-to-market accounting. The financial impact of physical commodity contracts is included in oil, natural gas and NGL production revenues at the time of settlement.

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

	As of September 30, 2017
Balance Sheet	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet		Net Amounts of Assets Presented in the Balance Sheet
	(in thousands)
Derivative assets	$7,608	$(1,826)	(1)	$5,782
Deferred financing costs and other noncurrent assets	603	(482)	(1)	121
Total derivative assets	$8,211	$(2,308)		$5,903

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet		Net Amounts of Liabilities Presented in the Balance Sheet
	(in thousands)
Derivative liabilities	$(1,826)	$1,826	(1)	$—
Derivatives and other noncurrent liabilities	(640)	482	(1)	(158)
Total derivative liabilities	$(2,466)	$2,308		$(158)

	As of December 31, 2016
Balance Sheet	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet		Net Amounts of Assets Presented in the Balance Sheet
	(in thousands)
Derivative assets	$13,156	$(4,758)	(1)	$8,398
Deferred financing costs and other noncurrent assets	—	—		—
Total derivative assets	$13,156	$(4,758)		$8,398

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet		Net Amounts of Liabilities Presented in the Balance Sheet
	(in thousands)
Derivative liabilities	$(9,104)	$4,758	(1)	$(4,346)
Derivatives and other noncurrent liabilities	(899)	—		(899)
Total derivative liabilities	$(10,003)	$4,758		$(5,245)

(1)	Asset and liability balances with the same counterparty are presented as a net asset or liability on the Unaudited Consolidated Balance Sheets.

As of September 30, 2017, the Company had financial derivative instruments in place related to the sale of a portion of the Company's production for the following volumes for the periods indicated:

	October – December 2017		For the year 2018		For the year 2019
	Derivative Volumes	Weighted Average Price	Derivative Volumes	Weighted Average Price	Derivative Volumes	Weighted Average Price
Oil (Bbls)	747,500	$57.69	2,506,750	$52.47	547,500	$50.38
Natural Gas (MMbtu)	920,000	$2.96	1,825,000	$2.68	—	$—

The Company's derivative financial instruments are generally executed with major financial or commodities trading institutions. The instruments expose the Company to market and credit risks and may, at times, be concentrated with certain counterparties or groups of counterparties. The Company had derivatives in place with six different counterparties as of

September 30, 2017. Although notional amounts are used to express the volume of these contracts, the amounts potentially subject to credit risk in the event of non-performance by the counterparties, are substantially smaller. The creditworthiness of counterparties is subject to ongoing review by management, and the Company believes all of these institutions currently are acceptable credit risks. Full performance is anticipated, and the Company has no past due receivables from any of these counterparties.

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

9. Income Taxes

The Company accounts for uncertainty in income taxes for tax positions taken or expected to be taken in a tax return in accordance with the FASB’s rules on income taxes. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities. During the three and nine months ended September 30, 2017 and 2016, the Company had no uncertain tax positions.

The Company’s policy is to classify accrued penalties and interest related to unrecognized tax benefits in the Company’s income tax provision. The Company did not record any accrued interest or penalties associated with unrecognized tax benefits during the three and nine months ended September 30, 2017 and 2016.

Income tax benefit for the three and nine months ended September 30, 2017 and 2016 differs from the amounts that would be provided by applying the U.S. statutory income tax rates to pretax income or loss principally due to the effect of deferred tax asset valuation allowances, stock-based compensation, political lobbying expense, political contributions, nondeductible officer compensation and state income taxes. For the three and nine months ended September 30, 2017 and 2016, the effective tax rate remained at zero as a result of recording a full valuation allowance against the deferred tax asset balance. The Company considers all available evidence (both positive and negative) to estimate whether sufficient future taxable income will be generated to permit the use of the existing deferred tax assets. Such evidence includes the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment, and judgement is required in considering the relative weight of negative and positive evidence. The Company continues to monitor facts and circumstances in the reassessment of the likelihood that operating loss carryforwards, credits and other deferred tax assets will be utilized prior to their expiration.

10. Stockholders' Equity

Common and Preferred Stock. The Company's authorized capital structure consists of 75,000,000 shares of preferred stock, par value of $0.001 per share, and 300,000,000 shares of common stock, par value of $0.001 per share. At the annual meeting on May 16, 2017, a proposal to increase the number of authorized shares of common stock from 150,000,000 to 300,000,000 was approved. There are no issued and outstanding shares of preferred stock.

On June 10, 2015, the Company entered into an Equity Distribution Agreement (the "Agreement") with Goldman, Sachs and Co. (the "Manager"). Pursuant to the terms of the Agreement, the Company may sell, from time to time through or to the Manager, shares of its common stock having an aggregate gross sales price of up to $100.0 million. Sales of the shares, if any, will be made by means of ordinary brokers' transactions through the facilities of the New York Stock Exchange, at market prices, in block transactions, to or through a market maker, through an electronic communications network or as otherwise agreed by the Company and the Manager. As of September 30, 2017, and the date of this filing, no shares have been sold pursuant to the Agreement.

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

The following table presents the long-term cash and equity incentive compensation related to awards for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Common stock options (1)	$—	$—	$—	$69
Nonvested common stock (1)	1,434	1,458	4,437	5,273
Nonvested common stock units (1)	174	165	516	711
Nonvested performance-based shares (1)	—	275	558	1,510
Nonvested performance cash units (2)(3)	1,073	242	(27)	1,088
Total	$2,681	$2,140	$5,484	$8,651

(1)
Unrecognized compensation cost as of September 30, 2017 was $6.8 million, which related to grants of nonvested shares of common stock that are expected to be recognized over a weighted-average period of 1.7 years.

(2)
The nonvested performance-based cash units are accounted for as liability awards with $1.1 million in accounts payable and accrued liabilities as of September 30, 2017 and $2.1 million and $2.9 million in derivatives and other noncurrent liabilities as of September 30, 2017 and December 31, 2016, respectively, in the Unaudited Consolidated Balance Sheets.

(3)
Liability awards are fair valued at each reporting date. For the three months ended September 30, 2017, the weighted average fair value share price increased from $3.41 as of June 30, 2017 to $4.29 as of September 30, 2017. For the nine months ended September 30, 2017, the weighted average fair value share price decreased from $8.89 as of December 31, 2016 to $4.29 as of September 30, 2017.

Nonvested Equity and Cash Awards. The following table presents the equity and cash awards granted pursuant to the Company's various stock compensation plans:

	Three Months Ended September 30, 2017		Three Months Ended September 30, 2016
Equity Awards	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested common stock	5,267	$3.31	—	$—
Nonvested common stock units	3,787	$4.29	2,922	$5.56
Total granted	9,054		2,922

	Three Months Ended September 30, 2017		Three Months Ended September 30, 2016
Cash Awards	Number of Units	Fair Value Per Unit	Number of Units	Fair Value Per Unit
Nonvested performance cash units	5,267	$4.29	—	$—

	Nine Months Ended September 30, 2017		Nine Months Ended September 30, 2016
Equity Awards	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested common stock	782,511	$5.99	686,500	$5.11
Nonvested common stock units	190,711	$3.53	96,650	$7.02
Total granted	973,222		783,150

	Nine Months Ended September 30, 2017		Nine Months Ended September 30, 2016
Cash Awards	Number of Units	Fair Value Per Unit	Number of Units	Fair Value Per Unit
Nonvested performance cash units	663,425	$4.29	646,572	$5.56

Performance Cash Program

2017 Program. In February 2017, the Compensation Committee approved a performance cash program (the "2017 Program") granting performance cash units that will settle in cash. The performance-based awards contingently vest in February 2020, depending on the level at which the performance goal is achieved. The performance goal, which will be measured over the three-year period ending December 31, 2019, will be the Company's total shareholder return ("TSR") based on a matrix measurement of (1) the Company's absolute performance and (2) the Company's ranking relative to a defined peer group's individual TSRs ("Relative TSR"). The Company's absolute performance is measured against the December 30, 2016 closing share price of $6.99. If the Company's absolute performance is lower than the $6.99 share price, the payout is zero for this portion. If the Company's absolute performance is greater than the $6.99 share price, the performance cash units will vest 1% for each 1% in growth, up to 100% of the original grant. If the Company's Relative TSR is less than the median, the payout is zero for this portion. If the Company's Relative TSR is above the median, the payout is equal to twice the Company's percentile rank above the median, up to 100% of the original grant. The Company's combined absolute performance and Relative TSR have a maximum vest of up to 200% of the original grant. A total of 663,425 units were granted under this program during the nine months ended September 30, 2017.

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

As of September 30, 2017
(in thousands)
2017	$135
2018	537
2019	1,824
Total	$2,496

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

The amounts in the table below represent the Company's future minimum transportation charges:

As of September 30, 2017
(in thousands)
2017	$4,634
2018	18,691
2019	18,691
2020	18,691
2021	10,902
Thereafter	—
Total	$71,609

Lease and Other Commitments. The Company leases office space, vehicles and certain office equipment. In addition, the Company has various long-term agreements for telecommunication services. Future minimum annual payments under lease and other agreements are as follows:

As of September 30, 2017
(in thousands)
2017	$951
2018	3,038
2019	1,070
2020	113
2021	6
Thereafter	—
Total	$5,178

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

Condensed Consolidating Balance Sheets

	As of September 30, 2017
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Assets:
Cash and cash equivalents	$155,885	$—	$—	$155,885
Accounts receivable, net of allowance for doubtful accounts	41,935	154	—	42,089
Other current assets	153,544	—	—	153,544
Property and equipment, net	970,444	5,401	—	975,845
Intercompany receivable	20,304	—	(20,304)	—
Investment in subsidiaries	(14,811)	—	14,811	—
Noncurrent assets	3,143	—	—	3,143
Total assets	$1,330,444	$5,555	$(5,493)	$1,330,506
Liabilities and Stockholders' Equity:
Accounts payable and accrued liabilities	$85,678	$—	$—	$85,678
Other current liabilities	40,689	—	—	40,689
Intercompany payable	—	20,304	(20,304)	—
Long-term debt	668,744	—	—	668,744
Other noncurrent liabilities	20,319	62	—	20,381
Stockholders' equity	515,014	(14,811)	14,811	515,014
Total liabilities and stockholders' equity	$1,330,444	$5,555	$(5,493)	$1,330,506

	As of December 31, 2016
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Assets:
Cash and cash equivalents	$275,841	$—	$—	$275,841
Accounts receivable, net of allowance for doubtful accounts	32,659	178	—	32,837
Other current assets	9,774	—	—	9,774
Property and equipment, net	1,056,343	5,806	—	1,062,149
Intercompany receivable	20,678	—	(20,678)	—
Investment in subsidiaries	(14,751)	—	14,751	—
Noncurrent assets	4,740	—	—	4,740
Total assets	$1,385,284	$5,984	$(5,927)	$1,385,341
Liabilities and Stockholders' Equity:
Accounts payable and accrued liabilities	$49,447	$—	$—	$49,447
Other current liabilities	35,571	—	—	35,571
Intercompany payable	—	20,678	(20,678)	—
Long-term debt	711,808	—	—	711,808
Other noncurrent liabilities	16,915	57	—	16,972
Stockholders' equity	571,543	(14,751)	14,751	571,543
Total liabilities and stockholders' equity	$1,385,284	$5,984	$(5,927)	$1,385,341

Condensed Consolidating Statements of Operations

	Three Months Ended September 30, 2017
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Operating revenues	$67,697	$168	$—	$67,865
Operating expenses	(58,053)	(156)	—	(58,209)
General and administrative	(12,496)	—	—	(12,496)
Interest expense	(13,926)	—	—	(13,926)
Interest income and other income (expense)	(12,076)	—	—	(12,076)
Income (loss) before income taxes and equity in earnings of subsidiaries	(28,854)	12	—	(28,842)
(Provision for) Benefit from income taxes	—	—	—	—
Equity in earnings (loss) of subsidiaries	12	—	(12)	—
Net income (loss)	$(28,842)	$12	$(12)	$(28,842)

	Nine Months Ended September 30, 2017
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Operating revenues	$169,041	$426	$—	$169,467
Operating expenses	(167,363)	(486)	—	(167,849)
General and administrative	(30,788)	—	—	(30,788)
Interest expense	(44,014)	—	—	(44,014)
Interest income and other income (expense)	12,780	—	—	12,780
Income (loss) before income taxes and equity in earnings of subsidiaries	(60,344)	(60)	—	(60,404)
(Provision for) benefit from income taxes	—	—	—	—
Equity in earnings (loss) of subsidiaries	(60)	—	60	—
Net income (loss)	$(60,404)	$(60)	$60	$(60,404)

	Three Months Ended September 30, 2016
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Operating revenues	$50,325	$156	$—	$50,481
Operating expenses	(59,498)	(155)	—	(59,653)
General and administrative	(9,178)	—	—	(9,178)
Interest expense	(13,991)	—	—	(13,991)
Interest and other income (expense)	6,155	—	—	6,155
Income (loss) before income taxes and equity in earnings of subsidiaries	(26,187)	1	—	(26,186)
(Provision for) Benefit from income taxes	—	—	—	—
Equity in earnings of subsidiaries	1	—	(1)	—
Net income (loss)	$(26,186)	$1	$(1)	$(26,186)

	Nine Months Ended September 30, 2016
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Operating revenues	$126,730	$469	$—	$127,199
Operating expenses	(172,759)	(480)	—	(173,239)
General and administrative	(31,535)	—	—	(31,535)
Interest expense	(45,160)	—	—	(45,160)
Interest and other income (expense)	1,634	—	—	1,634
Income (loss) before income taxes and equity in earnings of subsidiaries	(121,090)	(11)	—	(121,101)
(Provision for) benefit from income taxes	—	—	—	—
Equity in earnings (loss) of subsidiaries	(11)	—	11	—
Net income (loss)	$(121,101)	$(11)	$11	$(121,101)

Condensed Consolidating Statements of Comprehensive Income (Loss)

	Three Months Ended September 30, 2017
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Net income (loss)	$(28,842)	$12	$(12)	$(28,842)
Other comprehensive income (loss)	—	—	—	—
Comprehensive income (loss)	$(28,842)	$12	$(12)	$(28,842)

	Nine Months Ended September 30, 2017
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Net income (loss)	$(60,404)	$(60)	$60	$(60,404)
Other comprehensive income (loss)	—	—	—	—
Comprehensive income (loss)	$(60,404)	$(60)	$60	$(60,404)

	Three Months Ended September 30, 2016
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Net income (loss)	$(26,186)	$1	$(1)	$(26,186)
Other comprehensive income (loss)	—	—	—	—
Comprehensive income (loss)	$(26,186)	$1	$(1)	$(26,186)

	Nine Months Ended September 30, 2016
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Net income (loss)	$(121,101)	$(11)	$11	$(121,101)
Other comprehensive income (loss)	—	—	—	—
Comprehensive income (loss)	$(121,101)	$(11)	$11	$(121,101)

Condensed Consolidating Statements of Cash Flows

	Nine Months Ended September 30, 2017
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities	$95,009	$374	$—	$95,383
Cash flows from investing activities:
Additions to oil and gas properties, including acquisitions	(160,788)	—	—	(160,788)
Additions to furniture, fixtures and other	(268)	—	—	(268)
Proceeds from sale of properties and other investing activities	(712)	—	—	(712)
Intercompany transfers	374	—	(374)	—
Cash flows from financing activities:
Proceeds from debt	275,000	—	—	275,000
Principal payments on debt	(322,228)	—	—	(322,228)
Proceeds from sale of common stock, net of offering costs	(298)	—	—	(298)
Intercompany transfers	—	(374)	374	—
Other financing activities	(6,045)	—	—	(6,045)
Change in cash and cash equivalents	(119,956)	—	—	(119,956)
Beginning cash and cash equivalents	275,841	—	—	275,841
Ending cash and cash equivalents	$155,885	$—	$—	$155,885

	Nine Months Ended September 30, 2016
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities	$115,695	$512	$—	$116,207
Cash flows from investing activities:
Additions to oil and gas properties, including acquisitions	(93,686)	(18)	—	(93,704)
Additions to furniture, fixtures and other	(1,184)	—	—	(1,184)
Proceeds from sale of properties and other investing activities	25,571	—	—	25,571
Intercompany transfers	494	—	(494)	—
Cash flows from financing activities:
Principal payments on debt	(329)	—	—	(329)
Intercompany transfers	—	(494)	494	—
Other financing activities	(1,134)	—	—	(1,134)
Change in cash and cash equivalents	45,427	—	—	45,427
Beginning cash and cash equivalents	128,836	—	—	128,836
Ending cash and cash equivalents	$174,263	$—	$—	$174,263

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

Commodity prices are inherently volatile and are influenced by many factors outside of our control. As of October 17, 2017, we have hedged 747,500 barrels of oil and 920,000 MMbtu of natural gas, or approximately 43% of our expected remaining 2017 production, 2,552,000 barrels of oil and 1,825,000 MMbtu of natural gas for 2018 and 547,500 barrels of oil for 2019 at price levels that provide some economic certainty to our cash flows. We focus our efforts on increasing oil, natural gas and NGLs reserves and production while controlling costs at a level that is appropriate for long-term operations. Our future earnings and cash flows are dependent on our ability to manage our revenues and overall cost structure to a level that allows for profitable production.

We operate in one industry segment, which is the development and production of crude oil, natural gas and NGLs, and all of our operations are conducted in the Rocky Mountain region of the United States. Consequently, we currently report a single reportable segment.

Results of Operations

The following table sets forth selected operating data for the periods indicated:

Three Months Ended September 30, 2017 Compared with Three Months Ended September 30, 2016

	Three Months Ended September 30,		Increase (Decrease)
	2017	2016	Amount	Percent
	($ in thousands, except per unit data)
Operating Results:
Operating Revenues
Oil, gas and NGL production	$67,175	$50,133	$17,042	34%
Other operating revenues	690	348	342	98%
Total operating revenues	67,865	50,481	17,384	34%
Operating Expenses
Lease operating expense	5,919	4,795	1,124	23%
Gathering, transportation and processing expense	620	472	148	31%
Production tax expense	5,384	3,832	1,552	41%
Exploration expense	18	16	2	13%
Impairment, dry hole costs and abandonment expense	261	974	(713)	(73)%
(Gain) loss on sale of properties	—	1,914	(1,914)	*nm
Depreciation, depletion and amortization	41,732	43,083	(1,351)	(3)%
Unused commitments	4,557	4,567	(10)	—%
General and administrative expense (1)	12,496	9,178	3,318	36%
Other operating expense, net	(282)	—	(282)	*nm
Total operating expenses	$70,705	$68,831	$1,874	3%
Production Data:
Oil (MBbls)	1,202	1,016	186	18%
Natural gas (MMcf)	2,274	1,734	540	31%
NGLs (MBbls)	339	261	78	30%
Combined volumes (MBoe)	1,920	1,566	354	23%
Daily combined volumes (Boe/d)	20,870	17,022	3,848	23%
Average Realized Prices Before Hedging:
Oil (per Bbl)	$46.08	$41.92	$4.16	10%
Natural gas (per Mcf)	2.37	2.29	0.08	3%
NGLs (per Bbl)	18.93	13.65	5.28	39%
Combined (per Boe)	34.99	32.02	2.97	9%
Average Realized Prices with Hedging:
Oil (per Bbl)	$51.86	$61.30	$(9.44)	(15)%
Natural gas (per Mcf)	2.51	2.71	(0.20)	(7)%
NGLs (per Bbl)	18.93	13.65	5.28	39%
Combined (per Boe)	38.78	45.06	(6.28)	(14)%
Average Costs (per Boe):
Lease operating expense	$3.08	$3.06	$0.02	1%
Gathering, transportation and processing expense	0.32	0.30	0.02	7%
Production tax expense	2.80	2.45	0.35	14%
Depreciation, depletion and amortization (2)	22.52	27.51	(4.99)	(18)%
General and administrative expense (1)	6.51	5.86	0.65	11%

*	Not meaningful.

(1)
Included in general and administrative expense is long-term cash and equity incentive compensation of $2.7 million (or $1.40 per Boe) and $2.1 million (or $1.37 per Boe) for the three months ended September 30, 2017 and 2016, respectively.

(2)
The DD&A rate per Boe excludes production of 67 MBoe associated with our properties that were classified as held for sale in the Uinta Basin, as these were not depleted the month of September 30, 2017.

Production Revenues and Volumes. Production revenues increased to $67.2 million for the three months ended September 30, 2017 from $50.1 million for the three months ended September 30, 2016. The increase in production revenues was due to a 23% increase in production volumes and a 9% increase in average realized prices before hedging. The increase in production volumes increased production revenues by approximately $12.4 million, while the increase in average realized prices before hedging increased production revenues by approximately $4.7 million.

The 23% increase in total production from the three months ended September 30, 2016 to the three months ended September 30, 2017 was primarily due to a 27% increase in production from the DJ Basin, offset by a 5% decrease in production from the Uinta Oil Program. Additional information concerning production is in the following table:

	Three Months Ended September 30, 2017				Three Months Ended September 30, 2016				% Increase (Decrease)
	Oil	NGL	Natural Gas	Total	Oil	NGL	Natural Gas	Total	Oil	NGL	Natural Gas	Total
	(MBbls)	(MBbls)	(MMcf)	(MBoe)	(MBbls)	(MBbls)	(MMcf)	(MBoe)	(MBbls)	(MBbls)	(MMcf)	(MBoe)
DJ Basin	1,005	335	2,178	1,703	827	252	1,554	1,338	22%	33%	40%	27%
Uinta Oil Program	195	4	96	215	188	9	174	226	4%	(56)%	(45)%	(5)%
Other	2	—	—	2	1	—	6	2	100%	*nm	*nm	—%
Total	1,202	339	2,274	1,920	1,016	261	1,734	1,566	18%	30%	31%	23%

*	Not meaningful.

Lease Operating Expense ("LOE"). LOE remained consistent at $3.08 per Boe for the three months ended September 30, 2017 compared to $3.06 per Boe for the three months ended September 30, 2016.

Production Tax Expense. Total production taxes increased to $5.4 million for the three months ended September 30, 2017 from $3.8 million for the three months ended September 30, 2016. The increase is attributable to the 23% increase in production and the 9% increase in averaged realized prices before hedging. Production taxes are primarily based on the wellhead values of production, which exclude gains and losses associated with hedging activities. Production taxes as a percentage of oil, natural gas and NGL sales before hedging adjustments were 8.0% and 7.6% for the three months ended September 30, 2017 and September 30, 2016, respectively.

Production tax rates vary across the different areas in which we operate. As the proportion of our production changes from area to area, our average production tax rate will vary depending on the quantities produced from each area and the production tax rates in effect for those areas.

Impairment, Dry Hole Costs and Abandonment Expense. Our impairment, dry hole costs and abandonment expense for the three months ended September 30, 2017 and 2016 is summarized below:

	Three Months Ended September 30,
	2017	2016
	(in thousands)
Dry hole expense	$—	$1
Abandonment expense and lease expirations	261	973
Total impairment, dry hole costs and abandonment expense	$261	$974

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

During the three months ended September 30, 2017, we committed to a plan to sell our remaining assets in the Uinta Basin. Therefore, the related assets and liabilities were classified as held for sale in the Unaudited Consolidated Balance Sheet as of September 30, 2017. We utilized the income valuation technique to determine that the fair value of the assets held for sale was in excess of the asset carrying value as of September 30, 2017.

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

Our current recoverability test on our existing oil and gas properties as of September 30, 2017 uses commodity pricing based on market data and a combination of assumptions, which are closely aligned with the assumptions management uses in its budgeting and forecasting process, including adjustments for geographical location and quality differentials as well as other factors that management believes will impact realized prices. The application of this test as of September 30, 2017 results in a surplus of undiscounted future net cash flows over the carrying amount of our oil and gas properties. If the recoverability test described above would result in the carrying amount exceeding undiscounted future estimated net cash flows, and an impairment is necessary, we would reduce the carrying value to fair value. If future commodity prices assumed in the recoverability test are not realized, we could incur a significant impairment. However, there are many other variables besides oil price that are included in the recoverability test that could impact the results.

Depreciation, Depletion and Amortization ("DD&A"). DD&A decreased to $41.7 million for the three months ended September 30, 2017 compared with $43.1 million for the three months ended September 30, 2016. The decrease of $1.4 million was a result of an 18% decrease in the DD&A rate, offset by a 23% increase in production volumes for the three months ended September 30, 2017 compared with the three months ended September 30, 2016. The decrease in the DD&A rate accounted for an $11.1 million decrease in DD&A expense, while the increase in production accounted for a $9.7 million increase in DD&A expense.

Under successful efforts accounting, depletion expense is calculated on a field-by-field basis based on geologic and reservoir delineation using the unit-of-production method. The capital expenditures for proved properties for each field compared to the proved reserves corresponding to each producing field determine a depletion rate for current production. For the three months ended September 30, 2017, the relationship of capital expenditures, proved reserves and production from certain producing fields yielded a depletion rate of $22.52 per Boe compared with $27.51 per Boe for the three months ended September 30, 2016.

Unused Commitments. During March 2010, we entered into two firm natural gas pipeline transportation contracts to provide a guaranteed outlet for production from the West Tavaputs area of the Uinta Basin and the Gibson Gulch area of the Piceance Basin. These transportation contracts were not included in the sales of these assets in December 2013 and September 2014, respectively. Both firm transportation contracts require the pipeline to provide transportation capacity and require us to pay transportation charges regardless of the amount of pipeline capacity utilized. The agreements expire July 31, 2021. Unused commitments expense for each of the three months ended September 30, 2017 and September 30, 2016 consisted of $4.6 million related to these contracts.

General and Administrative Expense. General and administrative expense increased to $12.5 million for the three months ended September 30, 2017 from $9.2 million for the three months ended September 30, 2016 primarily due to an increase in variable employee compensation related to performance, legal and professional services fees.

Included in general and administrative expense is long-term cash and equity incentive compensation of $2.7 million and $2.1 million for the three months ended September 30, 2017 and 2016, respectively. The components of long-term cash and equity incentive compensation for the three months ended September 30, 2017 and 2016 are shown in the following table:

	Three Months Ended September 30,
	2017	2016
	(in thousands)
Stock options and nonvested common stock	$1,434	$1,733
Nonvested common stock units	174	165
Performance cash units (1)	1,073	242
Total	$2,681	$2,140

(1)	The performance cash units will be settled in cash for the performance metrics that are met.

Commodity Derivative Gain (Loss). Commodity derivative gain (loss) was a loss of $12.4 million for the three months ended September 30, 2017 compared with a gain of $6.1 million for the three months ended September 30, 2016. The gain or loss on commodity derivatives is related to fluctuations of oil and natural gas future pricing compared to actual pricing of commodity hedges in place as of September 30, 2017 and 2016 or during the periods then ended.

The table below summarizes our commodity derivative gains and losses that were recognized in the periods presented:

	Three Months Ended September 30,
	2017	2016
	(in thousands)
Realized gain (loss) on derivatives (1)	$7,263	$20,412
Prior year unrealized (gain) loss transferred to realized (gain) loss (1)	(1,036)	(21,706)
Unrealized gain (loss) on derivatives (1)	(18,635)	7,348
Total commodity derivative gain (loss)	$(12,408)	$6,054

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

During the three months ended September 30, 2017, approximately 55% of our oil volumes and 39% of our natural gas volumes were subject to financial hedges, which resulted in an increase in oil income of $6.9 million and natural gas income of $0.3 million after settlements for all commodity derivatives. During the three months ended September 30, 2016, approximately 66% of our oil volumes and 27% of our natural gas volumes were subject to financial hedges, which resulted in an increase in oil income of $19.7 million and natural gas income of $0.7 million after settlements for all commodity derivatives.

Income Tax (Expense) Benefit. We recorded an additional valuation allowance of $10.9 million and $10.0 million for the three months ended September 30, 2017 and 2016, respectively, against our deferred tax asset balance, which reduced our effective tax rate to zero. In regard to the valuation allowance recorded against our deferred tax asset balance we considered all available evidence in assessing the need for a valuation allowance. Such evidence includes the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment, and judgment is required in considering the relative weight of negative and positive evidence. We continue to monitor facts and circumstances in the reassessment of the likelihood that operating loss carryforwards, credits and other deferred tax assets will be utilized prior to their expiration. Additionally, for both the 2017 and 2016 periods, our effective tax rate differs from the federal statutory rate as a result of recording permanent differences for stock-based compensation expense, lobbying and political contributions, and officer compensation as well as the effect of state income taxes.

Nine Months Ended September 30, 2017 Compared with Nine Months Ended September 30, 2016

	Nine Months Ended September 30,		Increase (Decrease)
	2017	2016	Amount	Percent
	($ in thousands, except per unit data)
Operating Results:
Operating Revenues
Oil, gas and NGL production	$168,541	$126,279	$42,262	33%
Other operating revenues	926	920	6	1%
Total operating revenues	169,467	127,199	42,268	33%
Operating Expenses
Lease operating expense	17,287	22,101	(4,814)	(22)%
Gathering, transportation and processing expense	1,644	1,871	(227)	(12)%
Production tax expense	9,140	7,037	2,103	30%
Exploration expense	48	64	(16)	(25)%
Impairment, dry hole costs and abandonment expense	8,336	1,766	6,570	*nm
(Gain) loss on sale of properties	(92)	1,206	(1,298)	108%
Depreciation, depletion and amortization	119,409	125,491	(6,082)	(5)%
Unused commitments	13,687	13,703	(16)	—%
General and administrative expense (1)	30,788	31,535	(747)	(2)%
Other operating expenses, net	(1,610)	—	(1,610)	*nm
Total operating expenses	$198,637	$204,774	$(6,137)	(3)%
Production Data:
Oil (MBbls)	2,929	2,925	4	—%
Natural gas (MMcf)	6,084	5,298	786	15%
NGLs (MBbls)	936	732	204	28%
Combined volumes (MBoe)	4,879	4,540	339	7%
Daily combined volumes (Boe/d)	17,872	16,569	1,303	7%
Average Realized Prices Before Hedging:
Oil (per Bbl)	$46.52	$36.88	$9.64	26%
Natural gas (per Mcf)	2.48	1.81	0.67	37%
NGLs (per Bbl)	18.40	12.05	6.35	53%
Combined (per Boe)	34.54	27.82	6.72	24%
Average Realized Prices with Hedging:
Oil (per Bbl)	$52.18	$62.74	$(10.56)	(17)%
Natural gas (per Mcf)	2.56	2.34	0.22	9%
NGLs (per Bbl)	18.40	12.05	6.35	53%
Combined (per Boe)	38.04	45.09	(7.05)	(16)%
Average Costs (per Boe):
Lease operating expense	$3.54	$4.87	$(1.33)	(27)%
Gathering, transportation and processing expense	0.34	0.41	(0.07)	(17)%
Production tax expense	1.87	1.55	0.32	21%
Depreciation, depletion and amortization (2)	24.81	27.64	(2.83)	(10)%
General and administrative expense (1)	6.31	6.95	(0.64)	(9)%

*	Not meaningful.

(1)
Included in general and administrative expense is long-term cash and equity incentive compensation of $5.5 million (or $1.12 per Boe) and $8.7 million (or $1.91 per Boe) for the nine months ended September 30, 2017 and 2016, respectively.

(2)
The DD&A rate per Boe excludes production of 67 MBoe associated with our properties that were classified as held for sale in the Uinta Basin, as these were not depleted the month of September 30, 2017.

Production Revenues and Volumes. Production revenues increased to $168.5 million for the nine months ended September 30, 2017 from $126.3 million for the nine months ended September 30, 2016. The increase in production revenues was due to a 24% increase in average realized prices before hedging and a 7% increase in production volumes. The increase in average realized prices before hedging increased production revenues by approximately $30.5 million, while the increase in production volumes increased production revenues by approximately $11.7 million.

The 7% increase in total production from the nine months ended September 30, 2016 to the nine months ended September 30, 2017 was primarily due to a 16% increase in the DJ Basin as a result of new wells placed into production, offset by a 31% decrease in production from the Uinta Oil Program primarily due to the sale of certain non-core Uinta Oil Program assets during July 2016. Additional information concerning production is set forth in the following table:

	Nine Months Ended September 30, 2017				Nine Months Ended September 30, 2016				% Increase (Decrease)
	Oil	NGL	Natural Gas	Total	Oil	NGL	Natural Gas	Total	Oil	NGL	Natural Gas	Total
	(MBbls)	(MBbls)	(MMcf)	(MBoe)	(MBbls)	(MBbls)	(MMcf)	(MBoe)	(MBbls)	(MBbls)	(MMcf)	(MBoe)
DJ Basin	2,399	927	5,814	4,295	2,247	693	4,500	3,690	7%	34%	29%	16%
Uinta Oil Program	526	9	258	578	674	37	762	838	(22)%	(76)%	(66)%	(31)%
Other	4	—	12	6	4	2	36	12	—%	*nm	(67)%	(50)%
Total	2,929	936	6,084	4,879	2,925	732	5,298	4,540	—%	28%	15%	7%

*	Not meaningful.

Lease Operating Expense. LOE decreased to $3.54 per Boe for the nine months ended September 30, 2017 from $4.87 per Boe for the nine months ended September 30, 2016. The decrease per Boe for the nine months ended September 30, 2017 compared with the nine months ended September 30, 2016 is primarily related to operational efficiencies and sales of certain non-core assets in the Uinta Oil Program during July 2016, which had relatively high LOE costs on a per Boe basis.

Production Tax Expense. Total production taxes increased to $9.1 million for the nine months ended September 30, 2017 from $7.0 million for the nine months ended September 30, 2016. The increase is attributable to the 24% increase in average realized prices before hedging and the 7% increase in production. Production tax expense for both periods included an annual true-up of Colorado ad valorem tax based on actual assessments and a true-up of the Colorado severance tax. Production taxes are primarily based on the wellhead values of production, which exclude gains and losses associated with hedging activities. Excluding the ad valorem and severance tax adjustments, production taxes as a percentage of oil, natural gas and NGL sales were 7.2% and 7.3% for the nine months ended September 30, 2017 and September 30, 2016, respectively.

Production tax rates vary across the different areas in which we operate. As the proportion of our production changes from area to area, our average production tax rate will vary depending on the quantities produced from each area and the production tax rates in effect for those areas.

Impairment, Dry Hole Costs and Abandonment Expense. Our impairment, dry hole costs and abandonment expense for the nine months ended September 30, 2017 and 2016 are summarized below:

	Nine Months Ended September 30,
	2017	2016
	(in thousands)
Impairment of unproved oil and gas properties (1)	$8,010	$183
Dry hole expense	—	71
Abandonment expense and lease expirations	326	1,512
Total impairment, dry hole costs and abandonment expense	$8,336	$1,766

(1)
We recognized a non-cash impairment charge associated with unproved oil and gas properties in the Cottonwood Gulch area of the Piceance Basin during the nine months ended September 30, 2017. We have no current plan to develop this acreage.

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

During the three months ended September 30, 2017, we committed to a plan to sell our remaining assets in the Uinta Basin. Therefore, the related assets and liabilities were classified as held for sale in the Unaudited Consolidated Balance Sheet as of September 30, 2017. We utilized the income valuation technique to determine that the fair value of the assets held for sale was in excess of the asset carrying value as of September 30, 2017.

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

Our current recoverability test on our existing oil and gas properties as of September 30, 2017 uses commodity pricing based on market data and a combination of assumptions, which are closely aligned with the assumptions management uses in its budgeting and forecasting process, including adjustments for geographical location and quality differentials as well as other factors that management believes will impact realized prices. The application of this test as of September 30, 2017 results in a surplus of undiscounted future net cash flows over the carrying amount of our oil and gas properties. If the recoverability test described above would result in the carrying amount exceeding undiscounted future estimated net cash flows, and an impairment is necessary, we would reduce the carrying value to fair value. If future commodity prices assumed in the recoverability test are not realized, we could incur a significant impairment. However, there are many other variables besides oil price that are included in the recoverability test that could impact the results.

Depreciation, Depletion and Amortization. DD&A decreased to $119.4 million for the nine months ended September 30, 2017 compared with $125.5 million for the nine months ended September 30, 2016. The decrease of $6.1 million was a result of a 10% decrease in the DD&A rate, offset by a 7% increase in production for the nine months ended September 30, 2017 compared with the nine months ended September 30, 2016. The decrease in the DD&A rate accounted for a $15.5 million decrease in DD&A expense, while the increase in production accounted for a $9.4 million increase in DD&A expense.

Under successful efforts accounting, depletion expense is calculated on a field-by-field basis based on geologic and reservoir delineation using the unit-of-production method. The capital expenditures for proved properties for each field compared to the proved reserves corresponding to each producing field determine a depletion rate for current production. For the nine months ended September 30, 2017, the relationship of capital expenditures, proved reserves and production from certain producing fields yielded a depletion rate of $24.81 per Boe compared with $27.64 per Boe for the nine months ended September 30, 2016.

Unused Commitments. During March 2010, we entered into two firm natural gas pipeline transportation contracts to provide a guaranteed outlet for production from the West Tavaputs area of the Uinta Basin and the Gibson Gulch area of the Piceance Basin. These transportation contracts were not included in the sales of these assets in December 2013 and September 2014, respectively. Both firm transportation contracts require the pipeline to provide transportation capacity and require us to pay monthly transportation charges regardless of the amount of pipeline capacity utilized. The agreements expire July 31, 2021. Unused commitments expense for each of the nine months ended September 30, 2017 and 2016 consisted of $13.7 million related to these contracts.

General and Administrative Expense. General and administrative expense decreased to $30.8 million for the nine months ended September 30, 2017 from $31.5 million for the nine months ended September 30, 2016 primarily due to a decrease in long-term cash and equity compensation discussed below, offset by an increase in variable employee compensation related to performance, legal and professional services fees.

Included in general and administrative expense is long-term cash and equity incentive compensation of $5.5 million and $8.7 million for the nine months ended September 30, 2017 and 2016, respectively. The components of long-term cash and equity incentive compensation for the nine months ended September 30, 2017 and 2016 are shown in the following table:

	Nine Months Ended September 30,
	2017	2016
	(in thousands)
Stock options and nonvested common stock	$4,995	$6,852
Nonvested common stock units	516	711
Performance cash units (1)(2)	(27)	1,088
Total	$5,484	$8,651

(1)	The performance cash units will be settled in cash for the performance metrics that are met.

(2)
The performance cash units are accounted for as liability awards and fair valued at each reporting date. The weighted average fair value share price decreased from $8.89 as of December 31, 2016 to $4.29 as of September 30, 2017.

Commodity Derivative Gain (Loss). Commodity derivative gain (loss) was a gain of $19.7 million for the nine months ended September 30, 2017 compared with a loss of $7.3 million for the nine months ended September 30, 2016. The gain or loss on commodity derivatives is related to fluctuations of oil and natural gas future pricing compared to actual pricing of commodity hedges in place as of September 30, 2017 and 2016 and during the periods then ended.

The table below summarizes our commodity derivative gains and losses that were recognized in the periods presented:

	Nine Months Ended September 30,
	2017	2016
	(in thousands)
Realized gain (loss) on derivatives (1)	$17,062	$78,417
Prior year unrealized (gain) loss transferred to realized (gain) loss (1)	(2,114)	(79,055)
Unrealized gain (loss) on derivatives (1)	4,706	(6,620)
Total commodity derivative gain (loss)	$19,654	$(7,258)

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

During the nine months ended September 30, 2017, approximately 63% of our oil volumes and 43% of our natural gas volumes were subject to financial hedges, which resulted in increased oil income of $16.6 million and natural gas income of $0.5 million after settlements for all commodity derivatives. During the nine months ended September 30, 2016, approximately 68% of our oil volumes and 25% of our natural gas volumes were subject to financial hedges, which resulted in increased oil income of $75.6 million and natural gas income of $2.8 million after settlements for all commodity derivatives.

Income Tax (Expense) Benefit. We recorded an additional valuation allowance of $22.9 million and $45.8 million for the nine months ended September 30, 2017 and 2016, respectively, against our deferred tax asset balance, which reduced our effective tax rate to zero. We consider all available evidence in assessing the need for recording a valuation allowance. Such evidence includes the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment, and judgment is required in considering the relative weight of negative and positive evidence. We continue to monitor facts and circumstances in the reassessment of the likelihood that operating loss carryforward, credits and other deferred tax assets will be utilized prior to their expiration. Additionally, for both the nine months ended September 30, 2017 and 2016, our effective tax rate before valuation allowance differs from the federal statutory rate because of recording permanent differences for stock-based compensation expense, lobbying and political contributions, and officer compensation as well as state income tax expense.

Capital Resources and Liquidity

Our primary sources of liquidity since our formation in January 2002 have been net cash provided by operating activities, sales and other issuances of equity and debt securities, bank credit facilities, proceeds from sale-leasebacks, joint exploration agreements and sales of interests in properties. Our primary use of capital has been for the development, exploration and acquisition of oil and natural gas properties. As we pursue profitable reserves and production growth, we continually monitor the capital resources, including potential issuances of equity and debt securities, available to us to meet our future financial obligations, fund planned capital expenditure activities and ensure adequate liquidity. Our future success in growing proved reserves and production will be highly dependent on capital resources available to us and our success in finding or acquiring additional reserves. We believe that we have sufficient liquidity available to us from cash on hand, cash flows from operations and under our Amended Credit Facility for our planned uses of capital for the remainder of 2017 and 2018. However, we expect to pursue opportunities to further improve our liquidity position through capital markets or other transactions, such as additional property dispositions, if we believe conditions to be favorable. During the three months ended September 30, 2017, we committed to a plan to sell our remaining assets in the Uinta Basin. The proceeds from a sale of the Uinta Basin properties will be used to fund a portion of our 2018 capital expenditures. However, the closing of such a sale, the timing of closing and the proceeds to us are uncertain.

At September 30, 2017, we had cash and cash equivalents of $155.9 million and no amounts outstanding under our Amended Credit Facility. At December 31, 2016, we had cash and cash equivalents of $275.8 million and no amounts outstanding under our Amended Credit Facility. In October 2017, our borrowing base was re-confirmed at $300.0 million based on proved reserves and the commodity hedge position in place at June 30, 2017. Our effective borrowing capacity is reduced by $26.0 million to $274.0 million due to an outstanding irrevocable letter of credit related to a firm transportation agreement. The borrowing base is dependent on our proved reserves and hedge position and is calculated using future commodity pricing provided by our lenders, and may be adjusted in the future at the sole discretion of the lenders.

Cash Flow from Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2017 and 2016 was $95.4 million and $116.2 million, respectively. The decrease in net cash provided by operating activities was primarily due to decreases in cash from derivative settlements offset by an increase in production revenues.

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

To mitigate some of the potential negative impact on cash flow caused by changes in oil, natural gas and NGL prices, we have entered into financial commodity swap contracts to receive fixed prices for a portion of our production. At September 30,

2017, we had in place crude oil swaps covering portions of our 2017, 2018 and 2019 production and natural gas swaps covering portions of our 2017 and 2018 production.

In addition to financial contracts, we may at times enter into various physical commodity contracts for the sale of oil and natural gas that cover varying periods of time and have varying pricing provisions. These physical commodity contracts qualify for the normal purchase and normal sales exception and therefore are not subject to hedge or mark-to-market accounting. The financial impact of physical commodity contracts is included in oil, gas and NGL production revenues at the time of settlement.

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

At September 30, 2017, the estimated fair value of all of our commodity derivative instruments, summarized in the following table, was a net asset of $5.7 million, comprised of current and noncurrent assets.

Contract	Total Hedged Volumes	Quantity Type	Weighted Average Fixed Price	Index Price (1)	Fair Market Value (in thousands)
Swap Contracts:
2017
Oil	747,500	Bbls	$57.69	WTI	$4,251
Natural gas	920,000	MMBtu	$2.96	NWPL	216
2018
Oil	2,506,750	Bbls	$52.47	WTI	1,471
Natural gas	1,825,000	MMBtu	$2.68	NWPL	109
2019
Oil	547,500	Bbls	$50.38	WTI	(302)
Total					$5,745

(1)
WTI refers to West Texas Intermediate price as quoted on the New York Mercantile Exchange. NWPL refers to the Northwest Pipeline Corporation price as quoted in Platt's Inside FERC on the first business day of each month.

The following table includes all hedges entered into from October 1, 2017 to October 17, 2017:

Contract	Total Hedged Volumes	Quantity Type	Weighted Average Fixed Price	Index Price
Swap Contracts:
2018
Oil	45,250	Bbls	$52.20	WTI

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

Capital Expenditures

Our capital expenditures are summarized in the following tables for the periods indicated:

	Nine Months Ended September 30,
Basin/Area	2017	2016
	(in millions)
DJ	$165.4	$67.0
Uinta Oil Program	8.7	1.1
Other	0.4	1.4
Total	$174.5	$69.5

	Nine Months Ended September 30,
	2017	2016
	(in millions)
Acquisitions of proved and unproved properties and other real estate	$20.2	$2.5
Drilling, development, exploration and exploitation of oil and natural gas properties	150.1	60.8
Gathering and compression facilities	3.9	5.0
Furniture, fixtures and equipment	0.3	1.2
Total	$174.5	$69.5

Our current estimated capital expenditure budget in 2017 is $250.0 million to $270.0 million, with all drilling activities targeting oil. We may adjust capital expenditures as business conditions and operating results warrant. The amount, timing and allocation of capital expenditures are generally discretionary and within our control. If oil, natural gas and NGL prices decline below acceptable levels or costs increase above acceptable levels, we could choose to defer a portion of our budgeted capital expenditures until later periods to achieve the desired balance between sources and uses of liquidity. We would generally do this by prioritizing capital projects to first focus on those that we believe will have the highest expected financial returns and ability to generate near-term cash flow.

We believe that we have sufficient available liquidity with available cash on hand, available borrowing under the Amended Credit Facility and cash flow from operations to fund our 2017 and 2018 capital expenditures. Future cash flows are subject to a number of variables, including our level of oil and natural gas production, commodity prices and operating costs. There can be no assurance that cash flow from operations and other capital resources will provide sufficient amounts of cash flow to maintain planned levels of capital expenditures.

Financing Activities

Amended Credit Facility. The Amended Credit Facility had commitments from 13 lenders and a borrowing base of $300.0 million as of September 30, 2017. As credit support for future payment under a contractual obligation, a $26.0 million letter of credit has been issued under the Amended Credit Facility, which reduced the available borrowing capacity under the Amended Credit Facility as of September 30, 2017 to $274.0 million. There have not been any borrowings under the Amended Credit Facility to date in 2017 and there were no such borrowings in 2016.

Interest rates are LIBOR plus applicable margins of 1.5% to 2.5% or ABR plus 0.5% to 1.5% and the unused commitment fee is between 0.375% to 0.5% based on borrowing base utilization.

The borrowing base under the Amended Credit Facility is determined at the discretion of the lenders, based on the collateral value of our proved reserves that have been mortgaged to the lenders, and is subject to regular re-determinations on or about April 1 and October 1 of each year, as well as following any property sales. In October 2017, our borrowing base was re-confirmed at $300.0 million based on proved reserves and the commodity hedge position in place at June 30, 2017. Future borrowing bases will be computed based on proved oil, natural gas and NGL reserves, hedge positions and estimated future cash flows from those reserves calculated using future commodity pricing provided by our lenders, as well as any other outstanding debt. Lower commodity prices will generally result in a lower borrowing base.

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

7.625% Senior Notes Due 2019. On May 30, 2017, we redeemed our $315.3 million of outstanding 7.625% Senior Notes with cash on hand and proceeds from the issuance of our 8.75% Senior Notes on April 28, 2017. See "8.75% Senior Notes Due 2025" below for additional information.

Due to the redemption of the Convertible Notes and the 7.625% Senior Notes, we recognized a $7.9 million loss on extinguishment of debt on the Consolidated Statement of Operations for the nine months ended September 30, 2017.

7.0% Senior Notes Due 2022. On March 12, 2012, we issued $400.0 million in aggregate principal amount of 7.0% Senior Notes due October 15, 2022 at par. The 7.0% Senior Notes mature on October 15, 2022, unless earlier redeemed or purchased by us. Interest is payable in arrears semi-annually on April 15 and October 15 of each year. The 7.0% Senior Notes are senior unsecured obligations and rank equal in right of payment with all of our other existing and future senior unsecured indebtedness, including the 8.75% Senior Notes. The 7.0% Senior Notes became redeemable at our option on October 15, 2017 at a redemption price of 103.500%. The redemption price will decrease to 102.333%, 101.167% and 100.000% of the principal amount in 2018, 2019 and 2020, respectively. The 7.0% Senior Notes are fully and unconditionally guaranteed by our subsidiaries that guarantee the Amended Credit Facility and the 8.75% Senior Notes. The 7.0% Senior Notes include certain covenants that limit our ability to incur additional indebtedness, make restricted payments, create liens or sell assets and that generally prohibit us from paying dividends. We are currently in compliance with all covenants and have complied with all covenants since issuance.

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

Nothing in the indentures governing the 7.0% Senior Notes or the 8.75% Senior Notes prohibits us from repurchasing any of the notes from time to time at any price in open market purchases or negotiated transactions or by tender offer or otherwise without any notice to or consent of the holders.

Lease Financing Obligation Due 2020. We have a Lease Financing Obligation with a balance of $2.4 million as of September 30, 2017 resulting from our sale and subsequent lease back of certain compressors and related facilities owned by us. The Lease Financing Obligation expires on August 10, 2020, and we have the option to purchase the equipment at the end of the lease term for the then current fair market value. The Lease Financing Obligation also contains an early buyout option pursuant to which we may purchase the equipment for $1.8 million on February 10, 2019. The lease payments related to the equipment are recognized as principal and interest expense based on a weighted average implicit interest rate of 3.3%. See Note 12 to the accompanying Unaudited Consolidated Financial Statements for a discussion of aggregate minimum future lease payments.

Our outstanding debt is summarized below:

		As of September 30, 2017			As of December 31, 2016
	Maturity Date	Principal	Unamortized Discount	Carrying Amount	Principal	Unamortized Discount	Carrying Amount
		(in thousands)
Amended Credit Facility	April 9, 2020	$—	$—	$—	$—	$—	$—
Convertible Notes (1)	March 15, 2028	—	—	—	579	—	579
7.625% Senior Notes (2)	October 1, 2019	—	—	—	315,300	(2,169)	313,131
7.0% Senior Notes (3)	October 15, 2022	400,000	(3,684)	396,316	400,000	(4,227)	395,773
8.75% Senior Notes (4)	June 15, 2025	275,000	(4,548)	270,452	—	—	—
Lease Financing Obligation (5)	August 10, 2020	2,443	(2)	2,441	2,782	(3)	2,779
Total Debt		$677,443	$(8,234)	$669,209	$718,661	$(6,399)	$712,262
Less: Current Portion of Long-Term Debt (6)		465	—	465	454	—	454
Total Long-Term Debt		$676,978	$(8,234)	$668,744	$718,207	$(6,399)	$711,808

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

(3)
The aggregate estimated fair value of the 7.0% Senior Notes was approximately $386.3 million and $384.5 million as of September 30, 2017 and December 31, 2016, respectively, based on reported market trades of these instruments.

(4)	The aggregate estimated fair value of the 8.75% Senior Notes was approximately $266.8 million as of September 30, 2017 based on reported market trades of these instruments.

(5)
The aggregate estimated fair value of the Lease Financing Obligation was approximately $2.3 million and $2.6 million as of September 30, 2017 and December 31, 2016, respectively. Because there is no active, public market for the Lease Financing Obligation, the aggregate estimated fair value was based on market-based parameters of comparable term secured financing instruments.

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

Contractual Obligations. A summary of our contractual obligations as of September 30, 2017 is provided in the following table:

	Payments Due by Year
	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter	Total
	Twelve Months Ended September 30, 2018	Twelve Months Ended September 30, 2019	Twelve Months Ended September 30, 2020	Twelve Months Ended September 30, 2021	Twelve Months Ended September 30, 2022	After September 30, 2022
	(in thousands)
Notes payable (1)	$322	$—	$—	$—	$—	$—	$322
7.0% Senior Notes (2)	28,000	28,000	28,000	28,000	28,000	414,000	554,000
8.75% Senior Notes (3)	27,334	24,063	24,063	24,063	24,063	347,188	470,774
Lease Financing Obligation (4)	537	1,959	—	—	—	—	2,496
Office and office equipment leases and other (5)	3,157	1,739	255	27	—	—	5,178
Firm transportation and processing agreements (6)	18,652	18,691	18,691	15,575	—	—	71,609
Asset retirement obligations (7)	1,829	1,304	1,279	1,602	1,532	14,910	22,456
Derivative liability (8)	138	20	—	—	—	—	158
Total	$79,969	$75,776	$72,288	$69,267	$53,595	$776,098	$1,126,993

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

(8)
Derivative liability represents the net fair value for oil, gas and NGL commodity derivatives presented as liabilities in our Unaudited Consolidated Balance Sheets as of September 30, 2017. The ultimate settlement amounts of our derivative liabilities are unknown because they are subject to continuing market fluctuations. See "Critical Accounting Policies and Estimates" in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016 and in "Commodity Hedging Activities" above in this Quarterly Report on Form 10-Q for a more detailed discussion of the nature of the accounting estimates involved in valuing derivative instruments.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of September 30, 2017.

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

Commodity Price Risk

Our primary market risk exposure is in the prices we receive for our production. Commodity pricing is primarily driven by the prevailing worldwide price for crude oil and spot regional market prices applicable to our U.S. oil and natural gas production. Pricing for oil, natural gas and NGLs has been volatile and unpredictable for several years, and we expect this volatility to continue in the future. The prices we receive for future production depend on many factors outside of our control, including volatility in the differences between product prices at sales points and the applicable index price. Based on our average daily production and our derivative contracts in place for the nine months ended September 30, 2017, our income before income taxes would have decreased by approximately $0.9 million for each $1.00 per barrel decrease in crude oil prices, approximately $0.3 million for each $0.10 decrease per MMBtu in natural gas prices and approximately $0.9 million for each $1.00 per barrel decrease in NGL prices.

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

As of October 17, 2017, we have financial derivative instruments related to oil and natural gas volumes in place for the following periods indicated. Further detail of these hedges is summarized in the table presented under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations— Capital Resources and Liquidity— Commodity Hedging Activities."

	October – December 2017		For the year 2018		For the year 2019
	Derivative Volumes	Weighted Average Price	Derivative Volumes	Weighted Average Price	Derivative Volumes	Weighted Average Price
Oil (Bbls)	747,500	$57.69	2,552,000	$52.47	547,500	$50.38
Natural Gas (MMbtu)	920,000	$2.96	1,825,000	$2.68	—	$—

Commodity Price Risk - Carrying Value of Proved Oil and Gas Properties

Our current recoverability test on our existing oil and gas properties as of September 30, 2017 uses commodity pricing based on market data and a combination of assumptions, which are closely aligned with the assumptions management uses in its budgeting and forecasting process, including adjustments for geographical location and quality differentials as well as other factors that management believes will impact realized prices. The application of this test as of September 30, 2017 results in a surplus of undiscounted future net cash flows over the carrying amount of our oil and gas properties. If the recoverability test described above would result in the carrying amount exceeding undiscounted future estimated net cash flows, and an impairment is necessary, we would reduce the carrying value to fair value. If future commodity prices assumed in the recoverability test are not realized, we could incur a significant impairment. However, there are many other variables besides oil price that are included in the recoverability test that could impact the results.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. As of September 30, 2017, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective as of September 30, 2017.

Changes in Internal Controls. There has been no change in our internal control over financial reporting during the third fiscal quarter of 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Securities

There were no sales of unregistered equity securities during the period covered by this report.

Issuer Purchases of Equity Securities

The following table contains information about our acquisitions of equity securities during the three months ended September 30, 2017:

Period	Total Number of Shares (1)	Weighted Average Price Paid Per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1 – 31, 2017	1,557	$3.24	—	—
August 1 – 31, 2017	2,418	3.06	—	—
September 1 – 30, 2017	1,074	3.57	—	—
Total	5,049	$3.22	—	—

(1)	Represents shares delivered by employees to satisfy tax withholding obligations resulting from the vesting of restricted shares of common stock issued pursuant to our employee incentive plans.

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

BILL BARRETT CORPORATION

Date:	October 31, 2017	By:	/s/ R. Scot Woodall
R. Scot Woodall
Chief Executive Officer and President
(Principal Executive Officer)

Date:	October 31, 2017	By:	/s/ David R. Macosko
David R. Macosko
Senior Vice President-Accounting
(Principal Accounting Officer)