Form 10-K
period 2017-12-31
BILL BARRETT CORP
filed 2018-02-27
CIK 1172139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

 (Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017
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
☐  Yes   ☑  No

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
☐  Yes   ☑  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2017 was $227,638,124 (based on the closing price of $3.07 per share as of the last business day of the fiscal quarter ended June 30, 2017).

As of February 6, 2018, the registrant had 110,349,217 outstanding shares of $0.001 per share par value common stock.

DOCUMENTS INCORPORATED BY REFERENCE

The information required in Part III of this Annual Report on Form 10-K will be included in a future filing with the SEC within 120 days after December 31, 2017, and is incorporated by reference in this report.

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

Forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the following risks and uncertainties:

•	volatility of market prices received for oil, natural gas and NGLs;

•	actual production being less than estimated;

•	changes in the estimates of proved reserves;

•	availability of midstream and downstream markets to sell our products;

•	reductions in the borrowing base under our revolving bank credit facility (sometimes referred to as the "Amended Credit Facility");

•	availability of capital at a reasonable cost;

•	legislative or regulatory changes that can affect our ability to permit wells and conduct operations, including ballot initiatives seeking moratoria or bans on drilling or hydraulic fracturing;

•	availability of third party goods and services at reasonable rates;

•
liabilities resulting from litigation concerning alleged damages related to environmental issues, pollution, contamination, personal injury, royalties, marketing, title to properties, validity of leases, regulatory penalties or other matters that may not be covered by an effective indemnity or insurance; and

•	other uncertainties, including the factors discussed below and elsewhere in this Annual Report on Form 10-K, particularly in "Item 1A. Risk Factors", all of which are difficult to predict.

In light of these and other risks, uncertainties and assumptions, anticipated events addressed in forward looking statements may not occur.

The forward-looking statements contained in this Annual Report on Form 10-K are largely based on our expectations, which reflect estimates and assumptions made by our management. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management's assumptions about future events may prove to be inaccurate. Management cautions all readers that the forward-looking statements contained in this Annual Report on Form 10-K are not guarantees of future performance, and we cannot assure any reader that our expectations will be realized or that future forward-looking events and circumstances will occur as anticipated. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to many factors including those listed above and in "Item 1A. Risk Factors" and elsewhere in this Annual Report on Form 10-K. All forward-looking statements speak only as of the date of this Annual Report on Form 10-K. Readers should not place undue reliance on these forward-looking statements, which reflect management's views only as of the date hereof. Other than as required under the securities laws, we do not intend, and do not undertake any obligation to, update or revise any forward-looking statements as a result of changes in internal estimates or expectations, new information, subsequent events or circumstances or otherwise. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

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

We are committed to developing and producing oil and natural gas in a responsible and safe manner. Our employees work diligently with regulatory agencies, as well as environmental and community organizations, to ensure that exploration and development activities meet stakeholders expectations and regulatory requirements.

We were formed in January 2002 and are incorporated in the State of Delaware. In December 2004, we completed an initial public offering and our common stock is traded on the New York Stock Exchange under the symbol "BBG". The principal executive offices are located at 1099 18th Street, Suite 2300, Denver, Colorado 80202, and the telephone number at that address is (303) 293-9100.

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

Significant Business Developments

Pending Merger with Fifth Creek Operating Company, LLC

On December 4, 2017, the Company together with its wholly-owned subsidiaries entered into an Agreement and Plan of Merger (the "Merger Agreement") with Fifth Creek Operating Company, LLC ("Fifth Creek"), Red Rider Holdco, Inc. ("Holdco"), a wholly owned subsidiary of ours ("New Parent"), Rio Merger Sub, LLC, a direct wholly owned subsidiary of New Parent ("Rio Grande Merger Sub"), Rider Merger Sub, Inc., a direct wholly owned subsidiary of New Parent ("Parent Merger Sub"), and, for limited purposes set forth in the Merger Agreement, Fifth Creek Energy Company, LLC ("Holdings") and NGP Natural Resources XI, L.P. ("NGP"). Pursuant to the terms of the Merger Agreement, at the closing of the mergers contemplated by the Merger Agreement (collectively, the "Merger") (a) Parent Merger Sub will be merged with and into the Company, with the Company surviving the Merger, and (b) Rio Grande Merger Sub will be merged with and into Fifth Creek, with Fifth Creek surviving the Merger, as a result of which the Company and Fifth Creek will each become direct wholly owned subsidiaries of New Parent.

Upon the closing of the Merger, each share of our common stock will be converted into the right to receive one share of New Parent common stock and Holdings will receive 100 million shares of New Parent common stock, subject to the terms of the Stockholders Agreement to be entered into upon closing of the Merger by and among New Parent, Holdings and, for limited purposes set forth in the Stockholders Agreement, NGP.

Fifth Creek is an exploration and production company focusing on the development of oil and gas reserves from the DJ Basin. Fifth Creek's properties include approximately 81,000 net acres in Weld County in the DJ Basin, substantially all of which are operated. The assets we will acquire in the Merger also include 62 producing standard-length lateral wells and seven producing extended-reach lateral wells. Under the Merger Agreement, Fifth Creek may incur up to a total of $54 million in indebtedness prior to the closing of the Merger.

The closing of the transaction is subject to the receipt of any required regulatory approvals, the approval of the Company's stockholders and the satisfaction of other customary closing conditions. The Company's stockholders are scheduled to vote on March 16, 2018 and the transaction is expected to close on or about March 19, 2018.

Equity Offering

In December 2017, we completed a public offering of our common stock, selling 23,205,529 shares at a price to the public of $5.00 per share. The sale included the purchase of 2,205,529 shares of common stock by the underwriters pursuant to their over-allotment option. Net proceeds from the sale, after deducting fees and estimated expenses, were approximately $110.8 million.

Debt Exchange and Consent Solicitations

On December 13, 2017, we entered into consent agreements with the holders of a majority of our 7.0% Senior Notes and 8.75% Senior Notes to amend each of the indentures governing the respective notes to, among other things, amend the defined term "Change of Control" in each of the indentures to provide that the Merger will not constitute a "Change of Control" under such indentures. The Company paid consent fees of $2.50 per $1,000 principal amount, or approximately $1.7 million, related to the 7.0% Senior Notes and 8.75% Senior Notes.

On December 15, 2017, we completed a debt exchange with a holder of the 7.0% Senior Notes due 2022 (the "2017 Debt Exchange"). The holder exchanged $50.0 million principal amount of 7.0% Senior Notes for 10,863,000 newly issued shares of our common stock. Immediately after consummation of the 2017 Debt Exchange, $350.0 million aggregate principal amount of the 7.0% Senior Notes remained outstanding.

Sale of Uinta Basin Assets

On December 29, 2017, the Company completed the sale of its remaining non-core assets in the Uinta Basin. The Company received $102.3 million in cash proceeds, before final closing adjustments. In addition to the cash proceeds, the Company recognized non-cash proceeds of $4.8 million related to relief from the Company's asset retirement obligation. We recognized a proved property impairment of $37.9 million related to the sale of these assets.

PROPERTIES

Overview

As of December 31, 2017, we have one key area of production: the Denver-Julesburg Basin ("DJ Basin").

The Company's acreage positions in the DJ Basin are predominantly located in Colorado's eastern plains and parts of southeastern Wyoming.

Key Statistics

•	Estimated proved reserves as of December 31, 2017 - 85.8 MMBoe.

•	Producing wells - We had interests in 368 gross (245.2 net) producing wells as of December 31, 2017, and we serve as operator in 262 gross wells.

•	2017 net production - 6,235 MBoe.

•	Acreage - We held 30,858 net undeveloped and 38,702 net developed acres as of December 31, 2017.

•
Capital expenditures - Our capital expenditures for 2017 were $251.5 million for participation in the drilling of 73 gross (57.8 net) wells, acquisition of leasehold acres and construction of gathering facilities.

•	As of December 31, 2017, we were drilling 2 gross (1 net) well, and we were waiting to complete 17 gross (14.5 net) wells within the DJ Basin.

•	Based on our proved reserves as of January 1, 2018, we have a 73% weighted average working interest in our producing wells in the DJ Basin.

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

The DJ Basin is a core area of operation where we drilled 69 gross (56.1 net) operated wells and placed 54 gross (44.0 net) operated wells on initial flowback in 2017. The Company had one rig operating at the beginning of 2017 and added an additional rig in July of 2017 for a total of two rigs for the remainder of the year. In 2017, we focused on drilling extended reach horizontal wells in the Niobrara formation across the Northeast Wattenberg area of the DJ Basin, continuing to optimize our completion technology and establishing a scalable development program. The combination of this development along with nearby competitor activity continued to de-risk our acreage in the area.

Currently, we are utilizing two rigs in the DJ Basin; however, we expect to add a third rig after closing the Merger. We may elect to accelerate or delay drilling throughout 2018 as business conditions and operating results warrant. The 2018 operated drilling program will focus on drilling extended reach wells (9,200 foot laterals). In addition, we anticipate minimal participation in non-operated wells.

Our oil production from the DJ Basin is sold at the lease and trucked to markets. Our gas production from the DJ Basin is gathered and processed by third parties and we receive residue gas and NGL revenue under percentage of proceeds contracts.

Oil and Gas Data

Proved Reserves

The following table presents our estimated net proved oil, natural gas and NGL reserves at each of December 31, 2017, 2016 and 2015 based on reserve reports prepared by us and audited by independent third party petroleum engineers. While we are not required by the SEC or accounting regulations or pronouncements to have our reserve estimates independently audited, such an audit is required under our Amended Credit Facility. All of our proved reserves included in our reserve reports are located in North America. Netherland, Sewell & Associates, Inc. ("NSAI") audited all of our reserves estimates at December 31, 2017, 2016 and 2015. NSAI is retained by and reports to the Reserves and EHS Committee of our Board of Directors, which is comprised of independent directors. When compared on a well-by-well or lease-by-lease basis, some of our internal estimates of net proved reserves are greater and some are less than NSAI's estimates. However, in the aggregate, NSAI's estimates of total net proved reserves are within 10% of our internal estimates. In addition to a third party audit, our reserves are reviewed by our Reserves and EHS Committee. The Reserves and EHS Committee reviews the final reserves estimates in conjunction with NSAI's audit letter and meets with the key representative of NSAI to discuss NSAI's review process and findings.

	As of December 31,
Proved Reserves: (1)	2017	2016	2015
Proved Developed Reserves:
Oil (MMBbls)	17.4	21.8	27.2
Natural gas (Bcf)	74.5	47.5	45.2
NGLs (MMBbls)	11.7	6.7	5.1
Total proved developed reserves (MMBoe)	41.5	36.4	39.8
Proved Undeveloped Reserves:
Oil (MMBbls)	22.2	9.3	28.3
Natural gas (Bcf)	68.4	28.7	52.8
NGLs (MMBbls)	10.7	4.4	6.8
Total proved undeveloped reserves (MMBoe) (2)	44.3	18.5	43.9
Total Proved Reserves (MMBoe) (3)	85.8	54.9	83.7

(1)
Our proved reserves were determined in accordance with SEC guidelines, using the average of the prices on the first day of each month in 2017 for natural gas (Henry Hub price) and oil (WTI Cushing price), subject to certain adjustments, or $2.98 per MMBtu of natural gas and $51.34 per barrel of oil, respectively, without giving effect to hedging transactions. The average NGL price of $27.40 per barrel was based on Mt Belvieu pricing using a historical composite percentage. We currently do not include future reclamation costs net of salvage value in the calculation of our proved reserves.

(2)	Approximately 52%, 34% and 52% of our estimated proved reserves (by volume) were undeveloped for the years ended December 31, 2017, 2016 and 2015, respectively.

(3)
Total proved reserves have been reduced for the sale of non-core oil and gas properties in the amount of 11.2 MMBoe, 2.0 MMBoe and 16.1 MMBoe for the years ended December 31, 2017, 2016 and 2015, respectively.

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

The following tables illustrate the history of our proved undeveloped reserves from December 31, 2015 through December 31, 2017:

	As of December 31,
Proved Undeveloped Reserves:	2017	2016	2015
	(MMBoe)
Beginning balance	18.5	43.9	80.8
Additions from drilling program (1)	31.7	8.4	2.6
Acquisitions	—	—	—
Engineering revisions (1)	10.8	(0.7)	1.3
Price revisions	0.2	(0.3)	(18.0)
Converted to proved developed	(13.0)	(8.5)	(8.1)
Sold/ expired/ other (2)	(3.9)	(24.3)	(14.7)
Total proved undeveloped reserves (3)	44.3	18.5	43.9

(1)
The increase in proved undeveloped reserves is the result of our development activity level in 2017. The upward revisions include approximately 42.5 MMboe that were added to the proved undeveloped reserve category as these locations are included in our near-term development plans.

(2)
Approximately 3.9 MMboe of proved undeveloped reserves were removed as the planned development of these locations are outside the SEC's five-year development window, which is based on when the proved undeveloped location was added.

(3)
Our development plan for drilling proved undeveloped wells represents an investment decision to drill these proved undeveloped locations within the five year development window allowed at the time the applicable proved undeveloped reserve is booked. Our DJ Basin proved undeveloped locations constitute approximately two rig years' worth of drilling over the next three years. However, the timing of such drilling is subject to change based on a number of factors, many of which are unpredictable and beyond our control, such as changes in commodity prices, anticipated cash flows and projected rate of return, access to capital, new opportunities with better returns on investment that were not known at the time of the reserve report, asset acquisitions and/or sales and actions or inactions of other co-owners or industry operators. As such, the relative proportion of total proved undeveloped locations that we develop may not necessarily be uniform from year to year, but could vary by year based upon the foregoing factors. We attempt to maximize the rate of return on capital deployed, which requires that we continually review all investment options available. As a result, at times we may delay or remove the drilling of certain projects, including scheduled proved undeveloped locations, in favor of projects with more attractive rates of return, leading us to deviate from our original development plan.

	Year Ended December 31,
	2017	2016	2015
Proved undeveloped locations converted to proved developed wells during year	51	21	35
Proved undeveloped drilling and completion capital invested (in millions)	$136.8	$55.3	$165.3
Proved undeveloped facilities capital invested (in millions)	$11.9	$5.3	$5.0
Percentage of proved undeveloped reserves converted to proved developed	70%	19%	10%
Prior year's proved undeveloped reserves remaining undeveloped at current year end (MMBoe)	1.6	9.6	40.8

At December 31, 2017, our proved undeveloped reserves were 44.3 MMBoe. At December 31, 2016, our proved undeveloped reserves were 18.5 MMBoe. During 2017, 13.0 MMBoe, or 70% of our December 31, 2016 proved undeveloped reserves (51 wells), were converted into proved developed reserves and required $136.8 million of drilling and completion capital and $11.9 million of facilities capital. These wells produced 2.2 MMBoe in 2017. During 2017, we added 31.7 MMBoe of proved undeveloped reserves due to drilling programs in our core development area. Positive engineering revisions increased proved undeveloped reserves by 10.8 MMBoe. During 2017, 3.9 MMBoe were removed from the proved undeveloped reserves category because they were not included in our near term development plans within the five year development window allowed at the time the applicable proved undeveloped reserves were booked. Positive pricing revisions increased proved undeveloped reserves by 0.2 MMBoe. The proved undeveloped reserves from December 31, 2016 that remained in the proved undeveloped reserves category at December 31, 2017 were 1.6 MMBoe.

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

•
A comparison is made and documented of land and lease records to interest data in the reserve database. This is intended to ensure that the costs and revenues will be properly determined in the reserves estimation.

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

Within our Company, the technical person primarily responsible for overseeing the preparation of the reserves estimates is William K. Stenzel. Mr. Stenzel is our Senior Vice President of Corporate Development and Planning and became responsible for our reserves estimates starting in September 2014. Mr. Stenzel earned a Bachelor of Science degree in Civil Engineering from Colorado State University in 1977. Mr. Stenzel has over 40 years of experience in reserves and economic evaluations, as well as a broad experience in production, completions, reservoir analysis and planning and development.

The reserves estimates shown herein have been independently audited by NSAI, a worldwide leader in petroleum property analysis for industry and financial organizations and government agencies. NSAI was founded in 1961 and performs consulting petroleum engineering services under Texas Board of Professional Engineers Registration No. F-2699. Within NSAI, the technical persons primarily responsible for auditing the estimates set forth in the NSAI audit letter incorporated herein are Mr. Benjamin W. Johnson and Mr. John G. Hattner. Mr. Johnson, a Licensed Professional Engineer in the State of Texas (No. 124738), has has been practicing consulting petroleum engineering at NSAI since 2007 and has over two years of prior industry experience. He graduated from Texas Tech University in 2005 with a Bachelor of Science Degree in Petroleum Engineering. Mr. Hattner, a Licensed Professional Geoscientist in the State of Texas, Geology (No. 559), has been practicing consulting petroleum geoscience at NSAI since 1991, and has over 11 years of prior industry experience. He graduated from University of Miami, Florida, in 1976 with a Bachelor of Science Degree in Geology; from Florida State University in 1980 with a Master of Science Degree in Geological Oceanography; and from Saint Mary's College of California in 1989 with a Master of Business Administration Degree. Both technical principals meet or exceed the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of

Petroleum Engineers; both are proficient in judiciously applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserves definitions and guidelines.

NSAI performed a well-by-well audit of all of our properties and of our estimates of proved reserves and then provided us with its audit report concerning our estimates. The audit completed by NSAI, at our request, is a collective application of a series of procedures performed by NSAI. These audit procedures may be the same as or different from audit procedures performed by other independent third party engineering firms for other oil and gas companies. NSAI's audit report does not state the degree of its concurrence with the accuracy of our estimate of the proved reserves attributable to our interest in any specific basin, property or well.

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

From time to time, we engage NSAI to review and/or evaluate the reserves of properties that we are considering purchasing and to provide technical consulting on well testing. NSAI and its employees have no interest in those properties, and the compensation for these engagements is not contingent on NSAI's estimates of reserves and future cash inflows for the subject properties. During 2017 and 2016, we paid NSAI approximately $202,000 and $150,000, respectively, for auditing our reserves estimates.

Production and Cost History

The following table sets forth information regarding net production of oil, natural gas and NGLs and certain cost information for each of the periods indicated:

	Year Ended December 31,
	2017	2016	2015
Company Production Data:
Oil (MBbls)	4,203	3,885	4,401
Natural gas (MMcf)	8,952	7,170	7,764
NGLs (MBbls)	1,307	1,010	898
Combined volumes (MBoe)	7,002	6,090	6,593
Daily combined volumes (Boe/d)	19,184	16,639	18,063
DJ Basin – Production Data (1):
Oil (MBbls)	3,509	3,050	2,958
Natural gas (MMcf)	8,592	6,228	6,012
NGLs (MBbls)	1,294	966	815
Combined volumes (MBoe)	6,235	5,054	4,775
Daily combined volumes (Boe/d)	17,082	13,809	13,082
Uinta Oil Program – Production Data (1)(2):
Oil (MBbls)	689	830	1,420
Natural gas (MMcf)	348	900	1,728
NGLs (MBbls)	12	42	82
Combined volumes (MBoe)	759	1,022	1,790
Daily combined volumes (Boe/d)	2,079	2,792	4,904
Average Realized Prices before Hedging:
Oil (per Bbl)	$48.37	$38.83	$40.06
Natural gas (per Mcf)	2.43	1.98	2.23
NGLs (per Bbl)	20.01	13.15	12.16
Combined (per Boe)	35.88	29.28	31.02
Average Realized Prices with Hedging:
Oil (per Bbl)	$52.72	$62.56	$78.19
Natural gas (per Mcf)	2.52	2.46	3.75
NGLs (per Bbl)	20.01	13.15	12.16
Combined (per Boe)	38.6	44.98	58.27
Average Costs ($ per Boe):
Lease operating expense	$3.46	$4.58	$6.48
Gathering, transportation and processing expense	0.37	0.39	0.53
Total production costs excluding production taxes	$3.83	$4.97	$7.01
Production tax expense	2.07	1.75	1.85
Depreciation, depletion and amortization	22.85	28.18	31.14
General and administrative (3)	6.07	6.92	8.17

(1)
The DJ Basin was the only development area that contained 15% or more of our total proved reserves as of December 31, 2017. The DJ Basin and the Uinta Oil Program in the Uinta Basin were the only development areas that contained 15% or more of our total proved reserves as of December 31, 2016 and 2015.

(2)
On December 29, 2017, we completed the sale of our remaining non-core assets in the Uinta Basin. As a result, the production and cost data related to the Uinta Basin as reported above includes values through the closing date of December 29, 2017. See Note 4 to the Consolidated Financial Statements for more information related to this divestiture.

(3)
Included in general and administrative expense is long-term cash and equity incentive compensation of $8.3 million (or $1.18 per Boe), $11.9 million (or $1.96 per Boe) and $10.8 million (or $1.64 per Boe) for the years ended December 31, 2017, 2016 and 2015, respectively.

Productive Wells

The following table sets forth information at December 31, 2017 relating to the productive wells in which we owned a working interest as of that date.

	Oil		Gas
Basin/Area	Gross Wells	Net Wells	Gross Wells	Net Wells
DJ	330.0	216.9	38.0	28.3
Other	10.0	4.9	3.0	1.0
Total	340.0	221.8	41.0	29.3

Developed and Undeveloped Acreage

The following table sets forth information as of December 31, 2017 relating to our leasehold acreage.

	Developed Acreage		Undeveloped Acreage
Basin/Area	Gross	Net	Gross	Net
DJ	59,761	38,702	55,364	30,858
Other	5,272	2,473	216,247	126,167	(1)
Total	65,033	41,175	271,611	157,025

(1)	Other includes 56,344 and 63,507 net undeveloped acres in the Paradox and Deseret Basins, respectively.

Substantially all of the leases comprising the undeveloped acreage set forth in the table above will expire at the end of their respective primary terms unless production from the leasehold acreage has been established prior to such date, in which event the lease will remain in effect until the cessation of production. The following table sets forth, as of December 31, 2017, the expiration periods of the net undeveloped acres by area that are subject to leases summarized in the above table of undeveloped acreage.

	Net Undeveloped Acres Expiring
Basin/Area	2018	2019	2020	2021	Thereafter	Total
DJ	5,212	3,135	5,977	4,423	12,111	30,858
Other	50,045	21,278	2,012	—	52,832	126,167
Total	55,257	24,413	7,989	4,423	64,943	157,025

Drilling Results

The following table sets forth information with respect to wells completed during the periods indicated. The information should not be considered indicative of future performance, nor should it be assumed that there is necessarily any correlation between the number of productive wells drilled and quantities or value of reserves found.

	Year Ended December 31,
	2017		2016		2015
	Gross	Net	Gross	Net	Gross	Net
Development
Productive	59.0	44.8	26.0	23.3	82.0	50.4
Dry	—	—	1.0	0.5	1.0	0.9
Exploratory
Productive	—	—	—	—	—	—
Dry	—	—	—	—	—	—
Total
Productive	59.0	44.8	26.0	23.3	82.0	50.4
Dry	—	—	1.0	0.5	1.0	0.9

Operations

General

In general, we serve as operator of wells in which we have a greater than 50% working interest. In addition, we seek to be the operator of wells in which we have lesser interests. As operator, we obtain regulatory authorizations, design and manage the development of a well and supervise operation and maintenance activities on a day-to-day basis. We do not own drilling rigs or the majority of the other oil field service equipment used for drilling or maintaining wells on the properties we operate. Independent contractors engaged by us provide the majority of the equipment and personnel associated with these activities. We construct, operate and maintain gas gathering and water facilities associated with our operations. We employ drilling, production and reservoir engineers and geologists and other specialists who work to improve production rates, increase reserves and lower the cost of operating our oil and natural gas properties.

Marketing and Customers

We market all of the oil production from our operated properties. Our natural gas and related NGLs are generally marketed by third parties under percentage of proceeds ("POP") contracts. We sell our oil production to a variety of purchasers under contracts with daily, monthly, seasonal, annual or multi-year terms, all at market prices. Purchasers include pipelines, processors, refineries, marketing companies and end users. We normally sell production to a relatively small number of customers, as is customary in the development and production business. Our natural gas and related NGLs are sold primarily to two gas gathering and processing companies. Based on where we operate and the availability of other purchasers and markets, we believe that our production could be sold in the market in the event that it is not sold to our existing customers. However, in some circumstances, a change in customers may entail significant transition costs. From a larger perspective, a reduction in market demand, such as a possible shift to electric vehicles, represents an additional risk factor.

During 2017, three customers individually accounted for over 10% of the Company's oil, gas and NGL production revenues. During 2016, three customers individually accounted for over 10% of the Company's oil, gas and NGL production revenues. During 2015, four customers individually accounted for over 10% of the Company's oil, gas and NGL production revenues.

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

Our oil production is collected in tanks on location and sold to third parties that collect the oil in trucks and transport it to pipelines, rail terminals and refiners. We sell our oil production to a variety of purchasers under monthly, annual or multi-year terms. Our oil contracts are priced off of New York Mercantile Exchange ("NYMEX") with quality, location or transportation differentials.

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

Hedging Activities

Our hedging program is intended to mitigate the risks of volatile prices of oil, natural gas, and NGLs. Our strategic objective is to hedge 50%-70% of our anticipated production on a forward 12-month to 18-month basis. As of February 6, 2018, we have hedged 3,674,500 barrels of oil and 1,825,000 MMbtu of natural gas and 1,914,750 barrels of oil for our 2019 production at price levels that provide some economic certainty to our cash flows. Currently, seven of our 13 lenders (or affiliates of lenders) under our credit facility are also hedging counterparties. We are not required to post collateral for these hedges other than the security for our credit facility. For additional information on our hedging activities, see "Item 7A. Quantitative and Qualitative Disclosures About Market Risk".

Competition

The oil and gas industry is intensely competitive, and we compete with a large number of other companies, some of which have greater resources. See the risk discussed below in "Item 1A. Risk Factors" under the caption "Competition in the oil and gas industry is intense, which may adversely affect our ability to succeed".

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

These laws, rules and regulations may also restrict the rate of oil, natural gas and NGLs production below the rate that would otherwise be possible, for example, by limiting the flaring of associated natural gas from an oil well while awaiting a pipeline connection. The regulatory burden on the oil and gas industry increases the cost and delays the timing of doing business and consequently affects profitability. Additionally, Congress and federal and state agencies frequently revise the environmental laws and regulations, and any changes that result in delay or more stringent and costly permitting, waste handling, disposal and clean-up requirements for the oil and gas industry could have a significant impact on our operating costs.

We have made and will continue to make expenditures in our efforts to comply with all environmental regulations and requirements. We consider these a normal, recurring cost of our ongoing operations and not extraordinary. We believe that our compliance with existing requirements has been accounted for and will not have a material adverse impact on our financial condition and results of operations. However, we cannot predict the passage of or quantify the potential impact of any more stringent future laws and regulations. For the year ended December 31, 2017, we did not incur any material capital expenditures for remediation of well sites or production facilities or to retrofit emission control equipment at any of our facilities. However, we cannot predict the passage of or quantify the potential impact of more stringent future laws and regulations, including organized, well-funded "keep it in the ground" efforts to turn public opinion against the use of fossil fuels.

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

Waste Handling. The Resource Conservation and Recovery Act, or RCRA, and comparable state statutes affect oil and gas exploration and production activities by imposing regulations on the generation, transportation, treatment, storage, disposal and cleanup of "hazardous wastes" and on the disposal of non-hazardous wastes. Under the oversight of the Environmental Protection Agency, or EPA, the individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. Federal and state regulatory agencies can impose administrative penalties, civil and criminal judicial actions, as well as other enforcement mechanisms for non-compliance with RCRA or corresponding state programs. RCRA also imposes cleanup liability related to the mismanagement of regulated wastes. Drilling fluids, produced waters and most of the other wastes associated with the exploration, development and production of crude oil, natural gas, or geothermal energy are currently exempt from regulation under the hazardous waste provisions of RCRA, but there is no guarantee that the EPA or the individual states will not adopt more stringent requirements for the handling of non-hazardous wastes or categorize some non-hazardous wastes as hazardous for future regulation, and legislation has been proposed from time to time in Congress to reverse the exemption. In addition, certain environmental groups have petitioned and sued the EPA to reverse the exemption. The EPA has entered into a consent decree with these environmental groups that commits the EPA to deciding whether to revise its RCRA Subtitle D criteria regulations and state plan guidelines for the oil and natural gas sector by March 2019.

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

Water Discharges. The Federal Water Pollution Control Act, also known as the Clean Water Act, and analogous state laws impose restrictions and strict controls regarding the discharge of pollutants, including produced water, storm water drainage and other oil and gas wastes, into Waters of the United States. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or the state. These laws also prohibit the discharge of dredge and fill material in regulated waters, including jurisdictional wetlands, unless authorized under a permit issued by the U.S. Army Corps of Engineers ("Corps"). Federal and state regulatory agencies can impose administrative penalties, civil and criminal penalties, and take judicial action for non-compliance with discharge permits or other requirements of the federal Clean Water Act and analogous state laws and regulations. Obtaining permits has the potential to delay the development of oil and natural gas projects. These same regulatory programs may also limit the total volume of water or fill material that can be discharged, hence limiting the rate of development. The EPA and the Corps finalized a federal rulemaking to revise the jurisdictional definition of "Waters of the United States" in June 2015. The final rule currently is stayed and not effective pending ongoing litigation. In January 2018, the EPA signed a final rule delaying the applicability date of the "Waters of the United States" rule for several years while the EPA continues to conduct a substantive re-evaluation of the definition of "Waters of the United States." The final rule, if and when effective, may expand the definition of "Waters of the United States" to include wetlands, tributaries and other waters that are not currently regulated. This definition would subject certain activities in those waters to permitting under the Clean Water Act, including permitting under Section 404 of the Clean Water Act for various activities, including wetlands development. Obtaining permits has the potential to delay the development of oil and natural gas projects. These same regulatory programs may also limit the total volume of water or fill material that can be discharged, hence limiting the rate of development.

Air Emissions. The Federal Clean Air Act, and associated state laws and regulations, regulate emissions of various air pollutants through the issuance of permits, emission reporting, and the imposition of emission control requirements. Most of our facilities are now required to obtain permits before work can begin, and existing facilities are often required to incur additional capital costs in order to maintain compliance with laws and regulations. In 2012, the EPA issued new New Source Performance Standards (NSPS) and National Emission Standards for Hazardous Air Pollutants (NESHAP) specific to the oil and gas industry, including air standards for natural gas wells that are hydraulically fractured, and issued several amendments to the NSPS rules in 2013 and 2014, respectively. In addition, the EPA has deemed carbon dioxide ("CO2") and other greenhouse gases, including methane, to be a danger to public health, which is leading to regulation of greenhouse gases in a manner similar to other pollutants. For example, the EPA finalized new regulations focused on methane emissions from the oil and gas industry in June 2016. Although the EPA has proposed a two-year stay of the effective dates of several requirements of these regulations, they are currently in effect. The Bureau of Land Management also finalized similar methane and gas-capture rules for oil and gas operations on federal and tribal leases and certain committed state or private tracts in a federally approved unit or communitized agreement. These rules are subject to ongoing litigation. In December 2017, the BLM published a rule to temporarily suspend or delay certain rule requirements until January 2019; that rule is also the subject of litigation in federal court. The EPA already requires reporting of greenhouse gases, such as CO2 and methane, from operations. In 2014 and 2017, Colorado expanded its oil and gas air regulations, including the adoption of new and additional fugitive methane emission control regulations. In addition, the EPA has lowered the national ambient air quality standard ("NAAQS") for ozone pollution, which may require the oil and gas industry to further reduce emissions of volatile organic compounds and nitrogen oxides. Further, Colorado's ozone non-attainment status was bumped-up from "marginal" to "moderate," which triggered significant additional obligations for the State under the Clean Air Act and resulted in additional regulatory requirements for the oil and gas industry. The Denver Metro/North Front Range NAA is at risk of being reclassified again to "serious" if it does not meet the 2008 NAAQS by 2018 or obtain an extension of the deadline from the EPA. A "serious" classification would trigger significant additional obligations for the state under the CAA and could result in new and more stringent air quality control requirements becoming applicable to our operations and significant costs and delays in obtaining necessary permits. This process could result in new or more stringent air quality control requirements applicable to our operations. These state and federal regulations may increase the costs of compliance for some facilities we own or operate, and federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with air permits or other requirements of the Federal Clean Air Act and associated state laws and regulations.

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

Under the direction of Congress, the EPA has undertaken a study of the effect, if any, of hydraulic fracturing on drinking water and groundwater and released its preliminary report in 2015, finding no systematic impact on groundwater resources. In its final report, issued in late 2016, EPA removed the conclusion of no systemic impact from the executive summary of the report, although it cited no new evidence to the contrary. In April 2015, EPA has also published proposed pre-treatment standards under the Clean Water Act for wastewater discharges from shale hydraulic fracturing operations. Congress may consider legislation to amend the Federal Safe Drinking Water Act or the Toxic Substances Control Act to require the disclosure of chemicals used by the oil and gas industry in the hydraulic fracturing process. Certain states, including Colorado, Utah and Wyoming, have already issued such disclosure rules. Several environmental groups have also petitioned the EPA to extend release reporting requirements under the Emergency Planning Community Right-to-Know Act to the oil and gas extraction industry and in 2015, EPA granted, in part, one of these petitions to add the oil and gas extraction industry to the list of industries required to report releases of certain "toxic chemicals" under the Toxic Release Inventory ("TRI"). On January 6, 2017, EPA issued a proposed rule to include natural gas processing facilities within the TRI program. In addition, the Department of the Interior finalized expanded or new regulations concerning the use of hydraulic fracturing on lands under its jurisdiction, which includes some of the lands on which we conduct or plan to conduct operations. The BLM rescinded the rule in December 2017; however, the BLM's rescission has been challenged by several states in the United States District Court of the District of Northern California. In Colorado, certain local jurisdictions imposed moratoria or bans on hydraulic fracturing, all of which have been invalidated, including on appeal to the Colorado Supreme Court. In 2016, citizen initiatives to empower local governments to regulate or prohibit oil and gas development, and to impose a 2,500' statewide setback from occupied buildings and a variety of water ways and other natural resource areas failed to attract enough signatures to be certified for the ballot. On the other hand, another ballot initiative, supported by the industry and business community, as well as a number of elected officials made the ballot and was approved by the electorate. This "Raise the Bar" initiative was designed to make it much more difficult to qualify ballot initiatives to amend the state constitution, and raised the vote threshold to enact such measures into law. However, the more stringent ballot qualification standard has come under judicial review and may be stricken. Disputes at the local level regarding high-intensity oil and gas development in proximity to residential areas have not subsided and local ordinances or state legislation may be proposed that could result in additional restrictions on oil and gas development in some areas of Colorado. The Company participates in industry organizations mobilized to combat such measures, including by litigation where necessary.

Climate Change. In June 2014, the U.S. Supreme Court upheld a portion of the EPA's greenhouse gas regulatory program for certain major sources in the Utility Air Regulatory Group v. EPA case. The EPA has finalized significant new rules to curb carbon emissions from power plants and other industrial activities, known as the Clean Power Plan, which in February 2016 was stayed by the U.S. Supreme Court. In March 2017, President Trump signed the Executive Order on Energy Independence which, among other things, called for a review of the Clean Power Plan. The EPA subsequently published a proposed rule to repeal the Clean Power Plan in October 2017. A final rule is expected following a comment period. Certain environmental groups are agitating for scaling back, or eliminating, fossil fuel extraction and use, including efforts to convince policy-makers that the majority of known oil and gas reserves must never leave the ground. These groups are mobilizing around a movement for global divestment from fossil fuel companies, which, if effective, could affect the market for our securities. Recently, the University of Colorado and the University of Denver have rejected proposed divestment measures. In addition, in December 2015 the United States reached agreement during the United Nations climate change conference in Paris to make a 26-28% reduction in its greenhouse gas emissions by 2025 against a 2005 baseline. In June 2017, President Trump announced that the United States would initiate the formal process to withdraw from the Paris Agreement. Potential future laws, regulations or even litigation addressing greenhouse gas emissions could impact our business by limiting emissions of methane, restricting the flaring or venting of natural gas, or by reducing demand for oil or natural gas.

Homeland Security. Legislation continues to be introduced in Congress, and development of regulations continues in the

Department of Homeland Security and other agencies, concerning the security of industrial facilities, including oil and natural gas facilities. Our operations may be subject to such laws and regulations but cost of compliance cannot be accurately estimated at this time. Cybersecurity has been a topic of increased focus, and we have implemented several cybersecurity measures, including an emergency response plan, annual employee training, penetration tests, Supervisory Control and Data Acquisition ("SCADA") protection and firewall upgrades. We have installed a comprehensive software package to track and document our cybersecurity initiatives which are reviewed by the Executive Committee and Board on a regular basis. Our cybersecurity initiatives are an increasingly important function of our Information Technology and Legal Departments. Presently, it is not possible to accurately estimate the costs we could incur to respond to a cyber attack, but such expenditures could be substantial.

Other Regulation of the Oil and Gas Industry

Our operations are subject to other types of regulation at federal, state and local levels. These types of regulation include requiring permits for the drilling of wells, bonds securing plugging, abandonment and reclamation obligations, and reports concerning our operations. Most states, and some counties and municipalities also regulate one or more of the following:

•	the location of wells and surface facilities;

•	the noise, traffic and light from the location;

•	the method of drilling and casing wells;

•	the rates of production or "allowables";

•	the surface use and restoration of properties upon which wells are drilled;

•	wildlife management and protection;

•	the protection of archaeological and paleontological resources;

•	the plugging and abandoning of wells; and

•	notice to, and consultation with, surface owners and other third parties.

State laws regulate the size and shape of drilling and spacing units or proration units governing well density and location, as well as the pooling of oil and natural gas properties. Some states provide statutory mechanisms for compulsory pooling or integration of tracts to facilitate exploration, while other states rely on voluntary pooling of lands and leases. In some instances, compulsory pooling or unitization may be implemented by third parties and subject our interest to third party operations. While not currently an issue in Colorado, other states establish maximum rates of production from oil and natural gas wells and impose requirements regarding ratable takes by purchasers of production. Such laws and regulations, if adopted in Colorado, might limit the amount of natural gas and oil we can produce from our wells or limit the number of wells or the locations at which we can drill. Moreover, our production is generally subject to multiple layers of severance and/or ad valorem taxation by states, counties and special taxing districts.

Natural Gas Sales and Transportation. Historically, federal legislation and regulatory controls have affected the price of the natural gas we produce and the manner in which we market our production. The Federal Energy Regulatory Commission ("FERC") has jurisdiction over the transportation and sale or resale of natural gas in interstate commerce by natural gas companies under the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978. Since 1978, various federal laws have been enacted that have resulted in the complete removal of all price and non-price controls for "first sales" of domestic natural gas, which include all sales of our own production.

FERC also regulates interstate natural gas transportation rates and service conditions pursuant to the Natural Gas Act, which affects the marketing of natural gas that we produce, as well as the revenues we receive for sales of our natural gas. Commencing in 1985, FERC promulgated a series of orders, regulations and rule makings that significantly fostered competition in the business of transporting and marketing gas. Interstate gas pipeline companies are required to provide nondiscriminatory, non-preferential transportation services to producers, marketers and other shippers regardless of whether such shippers are affiliated with an interstate pipeline company, and pursuant to such orders, regulations, and rules, interstate gas pipeline companies are required to file the tariff rates and other terms and conditions of such services with FERC.

The Energy Policy Act of 2005 (the "EPAct 2005") was signed into law in August 2005. The EPAct 2005 amends the Natural Gas Act to make it unlawful for "any entity", including otherwise non-jurisdictional producers, to use any deceptive or manipulative device or contrivance in connection with the purchase or sale of natural gas or the purchase or sale of transportation services subject to regulation by FERC, in contravention of rules prescribed by FERC. The EPAct 2005 also gives FERC authority to impose civil penalties for violations of the Natural Gas Act or Natural Gas Policy Act up to $1 million per day per violation. The anti-manipulation rule does not apply to activities that relate only to intrastate or other non-jurisdictional sales, gathering or production, but does apply to activities of otherwise non-jurisdictional entities to the extent the activities are conducted "in connection with" natural gas sales, purchases or transportation subject to FERC jurisdiction, thus reflecting a significant expansion of FERC's enforcement authority.

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

Employees

As of February 6, 2018, we had 110 employees of whom 81 work in our Denver office and 29 work in our field offices. We also contract for the services of independent consultants involved in land, regulatory, accounting, financial and other disciplines as needed. None of our employees are represented by labor unions or covered by any collective bargaining agreement. We believe that our relations with our employees are good.

Offices

As of December 31, 2017, we leased approximately 81,833 square feet of office space in Denver, Colorado at 1099 18th Street, where our principal offices are located. The lease for our Denver office expires in March 2019. We also own a field office in Greeley, Colorado. We believe that our facilities are adequate for our current operations and that we can obtain additional leased space if needed.

Annual CEO Certification

As required by New York Stock Exchange rules, on June 26, 2017, we submitted an annual certification signed by our Chief Executive Officer certifying that he was not aware of any violation by us of New York Stock Exchange corporate governance listing standards as of the date of the certification.

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

Risks Related to the Merger

The Company and Fifth Creek may fail to complete the Merger if certain required conditions, many of which are outside the companies' control, are not satisfied.

The Merger Agreement contains conditions, some of which are beyond the companies' control, that, if not satisfied or waived, may prevent, delay or otherwise result in the Merger not occurring, even though our shareholders may have voted to approve the Merger. We cannot predict with certainty whether and when any of the conditions to the completion of the Merger will be satisfied. Any delay in completing the Merger could cause us not to realize, or delay the realization of, some or all of the benefits that we expect to achieve from the Merger. In addition, we can agree with Fifth Creek not to consummate the Merger even if our shareholders approve the Merger and the conditions to the closing of the Merger are otherwise satisfied.

Failure to complete the Merger could negatively impact the Company's stock prices and future business and financial results.

If the Merger is not completed, we will be subject to several risks, including the following:

•	certain damages for which we may be liable to Fifth Creek under the terms and conditions of the
Merger Agreement, including a termination fee in certain circumstances;

•	payment for certain costs relating to the Merger, whether or not the Merger is completed, such as legal, accounting, financial advisor and printing fees;

•	negative reactions from the financial markets, including declines in the price of our stock due to the fact that current prices may reflect a market assumption that the Merger will be completed;

•	diverted attention of the Company's management to the Merger rather than to our operations and pursuit of other opportunities that could have been beneficial to it; and

•	negative impact on the Company's future growth plan, including with regard to potential acquisitions, for which the combined company is likely to provide a stronger foundation.

The Company will be subject to various uncertainties and contractual restrictions while the Merger is pending that could adversely affect its business and operations.

Uncertainty about the effect of the Merger on customers, suppliers and vendors may have an adverse effect on the Company's business, financial condition and results of operations. It is possible that some customers, suppliers and other persons with whom the Company has business relationships may delay or defer certain business decisions, or might decide to seek to terminate, change or renegotiate their relationship with the Company as a result of the Merger, which could negatively affect the Company's financial results, as well as the market price of the Company's stock, regardless of whether the Merger is completed.

We may fail to realize the anticipated benefits of the Merger and may assume unanticipated liabilities.

The success of the Merger will depend on, among other things, our ability to combine the businesses of the Company and Fifth Creek in a manner that realizes the various benefits, growth opportunities and synergies we anticipate. Achieving the anticipated benefits of the transaction is subject to a number of risks and uncertainties. Holdco will assume all of the liabilities associated with the acquired properties and environmental, title and other problems could reduce the value of the properties to Holdco. Also, it is uncertain whether the Company's and Fifth Creek's existing operations and the acquired properties and assets can be integrated in an efficient and effective manner.

As with other acquisitions, the success of the Merger depends on, among other things, the accuracy of our assessment of the reserves and drilling locations associated with the acquired properties, future oil, NGLs and natural gas prices and operating costs and various other factors. These assessments are necessarily inexact. Although the properties to be acquired are subject to many of the risks and uncertainties to which the Company's operations are subject, risks associated with the Merger in particular include those associated with the significant size of the transaction relative to the Company's existing operations and the fact that a substantial majority of the Fifth Creek properties are undeveloped. In addition, the integration of operations following the Merger will require the attention of Holdco's management and other personnel, which may distract their attention from Holdco's day-to-day business and operations and prevent the combined company from realizing benefits from other opportunities. Completing the integration process may be more expensive than anticipated, and we cannot assure you that Holdco will be able to affect the integration of these operations smoothly or efficiently or that the anticipated benefits of the transaction will be achieved.

Risks Related to the Oil and Natural Gas Industry and Our Business

Oil and gas prices are volatile and changes in prices can significantly affect our financial results and estimated proved oil and gas reserves.

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

Lower oil, natural gas and NGL prices may not only decrease our revenues on a per unit basis, but also may reduce the amount of oil, natural gas and NGLs that we can produce economically and therefore the quantity and the estimated present value of our reserves. If this occurs or if our estimates of development costs increase, production data factors change or our exploration or development results deteriorate, successful efforts accounting rules may require us to write down or impair, as a non-cash charge to earnings, the carrying value of our oil and natural gas properties. We are required to perform impairment tests on our assets whenever events or changes in circumstances lead to a reduction of the estimated useful life or estimated future cash flows that would indicate that the carrying amount may not be recoverable or whenever management's plans change with respect to those assets. We recorded impairment charges of $572.4 million in the year ended December 31, 2015 on our proved and unproved oil and gas properties, and may record similar charges in the future.

Oil prices declined significantly in 2014 and 2015 and have remained low relative to prices prevailing in early 2014. Natural gas and NGL prices have also fallen significantly since mid-2014. These decreases have increased the volatility and amplitude of the other risks facing us as described in this report and have impacted our business and financial condition. If oil prices decrease from current levels, our planned drilling projects may become uneconomic, which could affect future drilling plans and growth rates. Low commodity prices impact our revenue, which we partially mitigate with our hedging program. Continued low commodity prices make it more challenging to hedge production at higher price levels.

Our drilling efforts and our well operations may not be profitable or achieve our targeted returns.

Drilling for oil, natural gas and NGLs may involve unprofitable efforts from wells that are productive but do not produce sufficient commercial quantities to cover drilling, operating and other costs. In addition, even a commercial well may have production that is less, or costs that are greater, than we projected. The cost of drilling, completing and operating a well is often uncertain, and many factors can adversely affect the economics of a well or property. Drilling operations may be curtailed, delayed or canceled as a result of unexpected drilling conditions, equipment failures or accidents, shortages of equipment or personnel, environmental issues, midstream constraints and for other reasons. We rely to a significant extent on seismic data and other advanced technologies in identifying unproved property prospects. The seismic data and other technologies we use do not allow us to know conclusively, prior to acquisition of unproved property or drilling a well, whether oil, natural gas or NGLs are present or may be produced economically. The use of seismic data and other technologies also requires greater pre-drilling expenditures than traditional drilling strategies. Drilling results in some of our plays may be more uncertain than in other plays that are more mature and have longer established drilling and production histories, and we can provide no assurance that drilling and completion techniques that have proven to be successful in other formations to maximize recoveries will be ultimately successful when used in our prospects. As a result, we may incur future dry hole costs and/or impairment charges due to any of these factors.

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

The oil and gas industry is capital intensive. We make and expect to continue to make substantial capital expenditures in our business and operations for the development, production and acquisition of oil, natural gas and NGL reserves. To date, we have financed capital expenditures primarily with cash generated by operations, sales of our equity and debt securities, proceeds from bank borrowings and sales of properties. Our cash flow from operations and access to capital is subject to a number of variables, including:

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

Our Amended Credit Facility has commitments from 13 lenders. If credit markets become turbulent as a result of an economic downturn, increased regulatory oversight, lower commodity prices or other factors, our lenders may become more restrictive in their lending practices or may be unwilling or unable to fund their commitments, which would limit our access to capital to fund our capital expenditures, operations or meet other obligations. This would limit our ability to generate revenues as well as limit our projected production and reserves growth, leading to declining production and potentially losses.

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

Underground accumulations of oil, natural gas and NGLs cannot be measured in an exact way. Oil, natural gas and NGLs reserve engineering requires estimates of underground accumulations of oil, natural gas and NGLs and assumptions concerning future oil, natural gas and NGLs prices, production levels and operating and development costs. As a result, estimated quantities of proved reserves and projections of future production rates and the timing of development expenditures may be inaccurate.

Our estimates of proved reserves are based on prices and costs determined at the date of the estimate. Any significant variance from these prices and costs could greatly affect our estimates of reserves. We prepare our own estimates of proved reserves, which are audited by independent third party petroleum engineers. Over time, our internal engineers may make material changes to reserves estimates taking into account the results of actual drilling, testing and production. For additional information about these risks and their impact on our reserves, see "Items 1 and 2. Business and Properties-Oil and Gas Data-Proved Reserves" and "Supplementary Information to Consolidated Financial Statements-Supplementary Oil and Gas Information (unaudited)-Analysis of Changes in Proved Reserves" in this Annual Report on Form 10-K.

At December 31, 2017, approximately 52% of our estimated proved reserves (by volume) were undeveloped. These reserve estimates reflected our plans to make significant capital expenditures to convert our PUDs into proved developed reserves, including approximately $429.8 million during the five years ending December 31, 2022. The estimated development costs may not be accurate, development may not occur as scheduled and results may not be as estimated. If we choose not to develop PUDs, or if we are not otherwise able to successfully develop them, we will be required to remove the associated volumes from our reported proved reserves. In addition, under the SEC's reserve reporting rules, PUDs generally may be booked only if they relate to wells scheduled to be drilled within five years of the date of booking, and we may therefore be required to downgrade to probable or possible any PUDs that are not developed within this five-year time frame.

Unless we replace our oil, natural gas and NGLs reserves, our reserves and production will decline, which would adversely affect our business, financial condition and results of operations.

Producing oil, natural gas and NGL reservoirs generally are characterized by declining production rates that vary depending upon reservoir characteristics and other factors. The rate of decline will change if production from our existing wells declines in a different manner than we have estimated and can change under other circumstances. Thus, our future oil, natural gas and NGL reserves and production, and therefore our cash flow and income, are highly dependent upon our success in efficiently developing and exploiting our current reserves and economically finding or acquiring additional recoverable reserves. We may not be able to develop, find or acquire additional reserves to replace our current and future production at acceptable costs.

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

Our counterparties are financial institutions that are lenders under our Amended Credit Facility or affiliates of such lenders. The risk that a counterparty may default on its obligations increases when overall economic conditions deteriorate. Losses resulting from adverse economic conditions or other factors may affect the ability of the counterparties to meet their obligations to us on hedge transactions, which could reduce our revenues from hedges at a time when we are also receiving lower prices for our production. As a result, our financial condition could be materially adversely affected.

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

If one or more rating agencies downgrades our outstanding debt, future debt issuance could become more difficult and costly. Also, we may be required to provide collateral or other credit support to certain counterparties, which would increase our costs and limit our liquidity.

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

Land owner demands arising as a result of a recent decision of the Wyoming Supreme Court have adverse effects on our business.

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

We obtained orders from the Wyoming Oil & Gas Conservation Commission ("WOGCC") requiring certain of the defaulting operators to "show cause" as to why the WOGCC should not authorize us to take over the wells in order to conduct plugging and reclamation operations. In response to these orders, we have reached contractual agreements that provide us with the authority to plug and abandon any or all of the wells at issue. We have explored a number of options including investigating third party interest in acquiring the wells, assumption of obligations related to the shallow CBM wells by operators holding "deep rights" under the leases, and negotiated settlement and release agreements with the ranches. It should also be noted that the WOGCC holds substantial plugging bonds posted by the defaulting operators. The Company is under no regulatory compulsion to plug these wells at this time.

At this time, transferring these wells to other companies active in Wyoming does not appear to be an available option. However, we do not believe that resolving this matter will have a material financial impact. We believe that, if necessary, the currently identified roster of shut-in wells can be plugged and reclaimed at cost of approximately $15,000 per well. There is no assurance, however, that this issue will not expand to wells sold to other purchasers of Wyoming assets previously owned by the Company.

Possible future ballot initiatives in Colorado, if approved, could have severely adverse effects on our operations, reserves and financial condition.

As previously disclosed, several statewide ballot initiatives were filed for the 2016 election cycle that sought to restrict or limit oil and natural gas development in Colorado. Proponents attempted to collect the required number of signatures to have two such proposals included on the ballot for the November 2016 election. One would have amended the Colorado constitution to impose a 2,500 foot statewide drilling setback from occupied structures and other sensitive areas. If implemented, this proposal would have had the effect of rendering the vast majority of the surface area of the state ineligible for drilling, including many of our planned future drilling locations. The second would have amended the state constitution to give local governmental authorities the ability to regulate, or to ban, oil and gas development activities within their boundaries notwithstanding state rules to the contrary. If implemented, this proposal could have caused us to be subject to onerous, and possibly inconsistent, regulations that vary from jurisdiction to jurisdiction, or to outright bans on our activities in the state. The Colorado Secretary of State determined that proponents of these proposals did not submit a sufficient number of valid signatures for the proposals to be included on the November 2016 ballot. However, similar proposals may be approved for the 2018 ballot. Because substantially all of our operations and reserves are located in Colorado, the passage and implementation of any such proposal could have a materially adverse effect on our operations, reserves, financial condition and business generally.

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

Risks Related to our Senior Notes and Amended Credit Facility

We may not be able to generate enough cash flow to meet our debt obligations, including our obligations and commitments under our senior notes and our Amended Credit Facility.

We expect our earnings and cash flow could vary significantly from year to year due to the cyclical nature of our industry. As a result, the amount of debt that we can manage in some periods may not be appropriate for us in other periods. In addition, our future cash flow may be insufficient to meet our debt obligations and commitments, including our 7.0% Senior Notes due 2022 ("7.0% Senior Notes"), 8.75% Senior Notes due 2025 ("8.75% Senior Notes") and our Amended Credit Facility. Any insufficiency could negatively impact our business. A range of economic, competitive, business, and industry factors will affect our future financial performance, and, as a result, our ability to generate cash flow from operations and to repay our debt. Many of these factors, such as oil and gas prices, economic and financial conditions in our industry and the global economy or competitive initiatives of our competitors, are beyond our control. In particular, these risks have been significantly exacerbated by the sustained decline in commodity prices.

As of December 31, 2017, the total outstanding principal amount of our indebtedness was approximately $627.3 million, and we had approximately $274.0 million in additional borrowing capacity under our Amended Credit Facility, which, if borrowed, would be secured debt effectively senior to the Senior Notes to the extent of the value of the collateral securing that indebtedness. The borrowing base is dependent on our proved reserves and was, as of December 31, 2017, $300.0 million based on our June 30, 2017 proved reserves and hedge position. Our borrowing capacity is reduced by a $26.0 million letter of credit. As of December 31, 2017, we had no amounts outstanding under our Amended Credit Facility.

The borrowing base is set at the sole discretion of the lenders. Our next scheduled borrowing base redetermination is scheduled on or about April 1, 2018 based on proved reserves as of December 31, 2017 at updated bank price decks and hedge position. However, in the event of lower capital investment in our properties due to a sustained cycle of low commodity prices, we could see lower quantities of proved developed reserves which would, in combination with lower oil and gas commodity pricing, lead to lower borrowing bases.

If we do not generate enough cash flow from operations to satisfy our debt obligations, we may have to undertake one or more alternative financing plans, such as:

•	refinancing or restructuring our debt;

•	selling assets;

•	reducing or delaying capital investments; or

•	seeking to raise additional capital.

However, any alternative financing plans that we undertake may not be completed in a timely manner or at all, and even if completed may not allow us to meet our debt obligations. Our inability to generate sufficient cash flow to satisfy our debt obligations, including our obligations under the senior notes, or to obtain alternative financing, could materially and adversely affect our business, financial condition, results of operations and prospects.

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

We may be prevented from taking advantage of business opportunities that arise because of the limitations that the restrictive covenants under the indentures governing the senior notes and our Amended Credit Facility impose on us.

The Amended Credit Facility also contains certain financial covenants. We are currently in compliance with all financial covenants and have complied with all financial covenants since issuance. We expect to be in compliance with all financial covenants based on our 2018 budget at current commodity prices. However, if commodity prices significantly decline, EBITDAX will be significantly reduced, which is a critical underpinning of our required financial covenants. If this were to occur, it will make it necessary for us to negotiate an amendment to one or more of these financial covenants.

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

Risks Related to Tax

We may incur more taxes as a result of new tax legislation.

The Tax Cut and Jobs Act (the "TCJA") was passed in December 2017. The TCJA includes provisions that could limit certain tax deductions:

•	interest expense is limited to 30% of our taxable income (with certain adjustments); and

•	net operating loss (NOL) related to losses incurred after 2017 are limited to 80% of taxable income but can be carried forward indefinitely.

These changes may increase our future tax liability in some circumstances. In addition, proposals are made from time to time to amend U.S. federal and state income tax laws in ways that would be adverse to us, including by eliminating certain key U.S. federal income tax preferences currently available with respect to crude oil and natural gas exploration and production. The changes could include (i) the repeal of the percentage depletion deduction for crude oil and natural gas properties, (ii) the elimination of current deductions for intangible drilling and development costs, (iii) the elimination of the deduction for certain U.S. production activities and (iv) an extension of the amortization period for certain geological and geophysical expenditures. Also, state severance taxes may increase in the states in which we operate. This could adversely affect our existing operations in the relevant state and the economic viability of future drilling.

Our utilization of net operating loss and tax credit carryforwards may be limited based on current Internal Revenue Code restrictions and the Merger.

We have significant net operating loss ("NOL") carryforwards. Subject to certain limitations and applicable expiration dates, these tax attributes can be carried forward to reduce our federal income tax liability for future periods. Under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), our NOL carryforwards would become subject to the "section 382 limitation" if we were to experience an "ownership change." For this purpose, the term "ownership change" refers to an increase in ownership of at least 50% of our shares by certain groups of shareholders during any three-year period, as determined under certain conventions. As of December 31, 2017, we believe we have not experienced an ownership change related to Section 382.

If we were to undergo an ownership change at any time under Section 382 of the Code, our NOL carryforwards could only be used to offset an amount of income equal to the "section 382 limitation" in each taxable year. Any NOL carryforwards that could not be used as a result of the section 382 limitation would carry forward to future years, still subject to the same section 382 limitation, unless and until they expire unused. Our "section 382 limitation" would generally equal the fair market value of our outstanding equity (as of the date of the ownership change) multiplied by a certain interest rate (as of the date of the ownership change) published monthly by the U.S. Treasury Department and known as the "long-term tax exempt rate."

We expect to incur an ownership change as a result of the Merger and therefore will likely lose a significant amount of our NOL carryforward balance. This will result in a reduction of our deferred tax asset balance related to the NOL carryforward and the valuation allowance. In addition, it will result in a charge to income tax expense as a result of the Company likely having a net deferred tax liability after the derecognition of the NOL carryforward.

With the implementation of the TCJA, we are permitted to claim a refund of our existing alternative minimum tax ("AMT") credit, 100% refundable by 2021. As of December 31, 2017, our AMT tax credit refund due was $1.4 million.

Item 1B. Unresolved Staff Comments.

None.

Item 3. Legal Proceedings.

We are not a party to any material pending legal or governmental proceedings, other than ordinary routine litigation incidental to our business. While the ultimate outcome and impact of any proceeding cannot be predicted with certainty, our management does not believe that the resolution of any currently pending proceeding will have a material adverse effect on our financial condition or results of operations.

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

The range of high and low sales prices for our common stock for the two most recent fiscal years as reported by the New York Stock Exchange was as follows:

	High	Low
2017
First Quarter	$7.58	$4.04
Second Quarter	4.69	2.75
Third Quarter	4.70	2.66
Fourth Quarter	6.93	4.05
2016
First Quarter	$6.48	$2.19
Second Quarter	9.38	5.26
Third Quarter	7.02	4.88
Fourth Quarter	8.24	4.61

On February 6, 2018, the closing sales price for our common stock as reported by the NYSE was $5.42 per share.

Holders. On February 6, 2018, there were 99 holders of record of our common stock.

Dividends. We have not paid any cash dividends since our inception. Because we anticipate that all earnings will be retained for the development of our business and our debt agreements limit the payment of cash dividends, we do not expect that any cash dividends will be paid on our common stock for the foreseeable future.

Unregistered Sales of Securities. There were no sales of unregistered equity securities during 2017 except pursuant to the 2017 Debt Exchange disclosed in our Current Report on Form 8-K filed with the SEC on December 15, 2017.

Issuer Purchases of Equity Securities. The following table contains information about our acquisitions of equity securities during the three months ended December 31, 2017:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
October 1 - 31, 2017	879	$4.16	0	0
November 1 - 30, 2017	450	$5.88	0	0
December 1 - 31, 2017	195	$4.51	0	0
Total	1,524	$4.71	0	0

(1)	Represents shares withheld from employees to satisfy tax withholding obligations in connection with the vesting of shares of restricted common stock issued pursuant to our employee incentive plans.

Stockholder Return Performance Presentation

As required by applicable rules of the SEC, the performance graph shown below was prepared based upon the following assumptions:

1.
$100 was invested in our common stock on December 31, 2012, and $100 was invested in each of the Standard & Poors SmallCap 600 Index-Energy Sector and the Standard & Poors 500 Index at the closing price on December 31, 2012.

2.	Dividends are reinvested on the ex-dividend dates.

	December 31, 2012	December 31, 2013	December 31, 2014	December 31, 2015	December 31, 2016	December 31, 2017
BBG	$100	$151	$64	$22	$39	$29
S&P SmallCap 600- Energy	100	138	88	46	63	46
S&P 500	100	130	144	143	157	191

Item 6. Selected Financial Data.

The following table presents our selected historical financial data for the years ended December 31, 2017, 2016, 2015, 2014 and 2013. Future results may differ substantially from historical results because of changes in oil and gas prices, production increases or declines, properties acquired or sold and other factors. This information should be read in conjunction with the consolidated financial statements and notes thereto and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" presented elsewhere in this Annual Report on Form 10-K.

Selected Historical Financial Information

The consolidated statement of operations information for the years ended December 31, 2017, 2016 and 2015 and the balance sheet information as of December 31, 2017 and 2016 are derived from our audited consolidated financial statements included elsewhere in this report. The consolidated statement of operations information for the years ended December 31, 2014 and 2013 and the balance sheet information at December 31, 2015, 2014 and 2013 are derived from audited consolidated financial statements that are not included in this report. The information in this table should be read in conjunction with the consolidated financial statements and accompanying notes and other financial data included herein.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except per share data)
Statement of Operations Data:
Operating Revenues:
Oil, gas and NGL production (1)	$251,215	$178,328	$204,537	$464,137	$565,555
Other operating revenues	1,624	491	3,355	8,154	2,538
Total operating revenues	252,839	178,819	207,892	472,291	568,093
Operating Expenses:
Lease operating expense	24,223	27,886	42,753	60,308	70,217
Gathering, transportation and processing expense	2,615	2,365	3,482	35,437	67,269
Production tax expense	14,476	10,638	12,197	31,333	27,172
Exploration expense	83	83	153	453	337
Impairment, dry hole costs and abandonment expense	49,553	4,249	575,310	46,881	238,398
(Gain) loss on sale of properties	(92)	1,078	1,745	100,407	—
Depreciation, depletion and amortization	159,964	171,641	205,275	235,805	279,775
Unused commitments	18,231	18,272	19,099	4,434	—
General and administrative expense (2)	42,476	42,169	53,890	53,361	64,902
Merger transaction expense	8,749	—	—	—	—
Other operating expenses, net	(1,514)	(316)	—	—	—
Total operating expenses	318,764	278,065	913,904	568,419	748,070
Operating Income (Loss)	(65,925)	(99,246)	(706,012)	(96,128)	(179,977)
Other Income and Expense:
Interest and other income	1,359	235	565	1,294	1,646
Interest expense	(57,710)	(59,373)	(65,305)	(69,623)	(88,507)
Commodity derivative gain (loss)	(9,112)	(20,720)	104,147	197,447	(23,068)
Gain (loss) on extinguishment of debt	(8,239)	8,726	1,749	—	(21,460)
Total other income (expense)	(73,702)	(71,132)	41,156	129,118	(131,389)
Income (Loss) before Income Taxes	(139,627)	(170,378)	(664,856)	32,990	(311,366)
(Provision for) Benefit from Income Taxes	1,402	—	177,085	(17,909)	118,633
Net Income (Loss)	$(138,225)	$(170,378)	$(487,771)	$15,081	$(192,733)
Net Income (Loss) per Common Share:
Basic	$(1.80)	$(3.08)	$(10.10)	$0.31	$(4.06)
Diluted	$(1.80)	$(3.08)	$(10.10)	$0.31	$(4.06)
Weighted average common shares outstanding, basic	76,859	55,384	48,303	48,011	47,497
Weighted average common shares outstanding, diluted	76,859	55,384	48,303	48,436	47,497

(1)
The oil, gas and NGL production revenue decrease from 2013 to 2016 reflects the decrease in revenues due to divestitures and a decrease in commodity prices. In addition, oil, gas and NGL production revenues include the effects of cash flow hedging transactions for the years ended December 31, 2014 and 2013. We discontinued hedge accounting effective January 1, 2012. All accumulated gains or losses related to the discontinued cash flow hedges were recorded in accumulated other comprehensive income ("AOCI") effective January 1, 2012 and remained in AOCI until the underlying transaction occurred. As the underlying transaction occurred, these gains or losses were reclassified from AOCI into oil and gas production revenues.

(2)
Included in general and administrative expense is long-term cash and equity incentive compensation of $8.3 million, $11.9 million, $10.8 million, $11.4 million and $15.8 million for the years ended December 31, 2017, 2016, 2015, 2014 and 2013, respectively.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Selected Cash Flow and Other Financial Data:
Net income (loss)	$(138,225)	$(170,378)	$(487,771)	$15,081	$(192,733)
Depreciation, depletion, impairment and amortization	209,062	171,824	777,713	275,988	506,326
Other non-cash items	45,603	124,552	(83,760)	(59,970)	(32,600)
Change in assets and liabilities	5,550	(4,262)	(12,504)	30,618	(15,728)
Net cash provided by operating activities	$121,990	$121,736	$193,678	$261,717	$265,265
Capital expenditures (1)	$260,659	$98,292	$287,411	$569,312	$474,031

(1)
Includes exploration, dry hole and abandonment costs, which are expensed under successful efforts accounting, of $0.5 million, $4.1 million, $3.0 million, $7.2 million and $12.2 million for the years ended December 31, 2017, 2016, 2015, 2014 and 2013, respectively. Also includes furniture, fixtures and equipment costs of $1.0 million, $1.1 million, $1.3 million, $3.7 million and $1.3 million for the years ended December 31, 2017, 2016, 2015, 2014 and 2013, respectively.

	As of December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$314,466	$275,841	$128,836	$165,904	$54,595
Other current assets	53,197	42,611	145,481	260,201	102,652
Oil and natural gas properties, net of accumulated depreciation, depletion, amortization and impairment	1,012,610	1,055,049	1,160,898	1,730,172	2,184,183
Other property and equipment, net of depreciation	6,270	7,100	9,786	13,715	18,313
Oil and natural gas properties held for sale, net of accumulated depreciation, depletion, amortization and impairment	—	—	—	9,234	—
Other assets (1)	4,163	4,740	61,519	54,822	9,537
Total assets	$1,390,706	$1,385,341	$1,506,520	$2,234,048	$2,369,280
Current liabilities	$148,934	$85,018	$145,231	$264,687	$192,719
Long-term debt, net of debt issuance costs (1)	617,744	711,808	794,652	792,786	966,849
Other long-term liabilities	25,474	16,972	17,221	147,087	203,994
Stockholders' equity	598,554	571,543	549,416	1,029,488	1,005,718
Total liabilities and stockholders' equity	$1,390,706	$1,385,341	$1,506,520	$2,234,048	$2,369,280

(1)
We adopted ASU 2015-03 and ASU 2015-15 effective January 1, 2016, which required that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction from the carrying amount of that debt liability and as a result, $8.7 million, $10.4 million and $12.2 million of debt issuance costs related to our long-term debt were reclassified from deferred financing costs and other noncurrent assets to long-term debt in our consolidated balance sheet as of December 31, 2015, 2014 and 2013, respectively.

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

We are committed to developing and producing oil and natural gas in a responsible and safe manner. Our employees work diligently with regulatory agencies, as well as environmental and community organizations, to ensure that exploration and development activities meet stakeholders expectations and regulatory requirements.

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

Because of our growth through acquisitions and, more recently, development of our properties and sales of properties, our historical results of operations and period-to-period comparisons of these results and certain financial data may not be meaningful. In addition, past results are not indicative of future results.

The following table summarizes the estimated net proved reserves and related Standardized Measure for the years indicated. The Standardized Measure is not intended to represent the current market value of our estimated oil and natural gas reserves.

	Year Ended December 31,
	2017	2016	2015
Estimated net proved reserves (MMBoe)	85.8	54.9	83.7
Standardized measure (1) (in millions)	$829.3	$329.3	$327.6

(1)
December 31, 2017 reserves were based on average prices of $51.34 WTI per Bbl of oil, $2.98 Henry Hub per Mcf of natural gas and $27.40 per Bbl of NGLs. December 31, 2016 reserves were based on average prices of $42.75 WTI for oil, $2.48 Henry Hub for natural gas and $19.70 for NGLs. December 31, 2015 reserves were based on average prices of $50.28 WTI for oil, $2.59 Henry Hub for natural gas and $20.37 for NGLs.

Commodity prices are inherently volatile and are influenced by many factors outside of our control. Our strategic objective is to hedge 50%-70% of our anticipated production on a forward 12-month to 18-month basis. As of February 6, 2018, we have hedged 3,674,500 barrels of oil and 1,825,000 MMbtu of natural gas and 1,914,750 barrels of oil for our 2019 production at price levels that provide some economic certainty to our cash flows. We focus our efforts on increasing oil, natural gas and NGL reserves and production while controlling costs at a level that is appropriate for long-term operations. Our future earnings and cash flows are dependent on our ability to manage our revenues and overall cost structure to a level that allows for profitable production.

Significant Business Developments

In December 2017, we entered into the Merger Agreement with Fifth Creek. Fifth Creek is an exploration and production company focusing on the development of oil and gas reserves from the DJ Basin. Fifth Creek's properties include approximately 81,000 net acres in Weld County in the DJ Basin, substantially all of which are operated. The assets we will acquire also include 62 producing standard-length lateral wells and 7 producing extended-reach lateral wells. We expect to close the Merger on or about March 19, 2018. See "Items 1. and 2. Business and Properties - Business - Significant Business Developments - Pending Merger with Fifth Creek Operating Company, LLC" for additional information.

In December 2017, we completed a public offering of our common stock, selling 23,205,529 shares at a price to the public of $5.00 per share. The sale included the purchase of 2,205,529 shares of common stock by the underwriters pursuant to their over-allotment option. Net proceeds from the sale, after deducting fees and estimated expenses, were approximately $110.8 million.

On December 13, 2017, we entered into consent agreements with the holders of a majority of our 7.0% Senior Notes and 8.75% Senior Notes to amend each of the indentures governing the respective notes to, among other things, amend the defined term "Change of Control" in each of the indentures to provide that the Merger will not constitute a "Change of Control" under such indentures. The Company paid consent fees of $2.50 per $1,000 principal amount, or approximately $1.7 million, related to the 7.0% Senior Notes and 8.75% Senior Notes.

On December 15, 2017, we completed the 2017 Debt Exchange, pursuant to which we issued 10,863,000 shares of our common stock in exchange for $50.0 million principal amount of 7.0% Senior Notes. Immediately after consummation of the 2017 Debt Exchange, $350.0 million aggregate principal amount of the 7.0% Senior Notes remained outstanding.

On December 29, 2017, the Company completed the sale of its remaining non-core assets in the Uinta Basin. The Company received $102.3 million in cash proceeds, before final closing adjustments. In addition to the cash proceeds, the Company recognized non-cash proceeds of $4.8 million related to relief from the Company's asset retirement obligation. We recognized a proved property impairment of $37.9 million related to the sale of these assets.

Results of Operations

Year Ended December 31, 2017 Compared with Year Ended December 31, 2016

The following table sets forth selected operating data for the periods indicated:

	Year Ended December 31,		Increase (Decrease)
	2017	2016	Amount	Percent
	($ in thousands, except per unit data)
Operating Results:
Operating Revenues
Oil, gas and NGL production	$251,215	$178,328	$72,887	41%
Other operating revenues	1,624	491	1,133	231%
Total operating revenues	$252,839	$178,819	$74,020	41%
Operating Expenses
Lease operating expense	$24,223	$27,886	$(3,663)	(13)%
Gathering, transportation and processing expense	2,615	2,365	250	11%
Production tax expense	14,476	10,638	3,838	36%
Exploration expense	83	83	—	—%
Impairment, dry hole costs and abandonment expense	49,553	4,249	45,304	*nm
(Gain) loss on sale of properties	(92)	1,078	(1,170)	*nm
Depreciation, depletion and amortization	159,964	171,641	(11,677)	(7)%
Unused commitments	18,231	18,272	(41)	—%
General and administrative expense (1)	42,476	42,169	307	1%
Merger transaction expense	8,749	—	8,749	*nm
Other operating expenses, net	(1,514)	(316)	(1,198)	*nm
Total operating expenses	$318,764	$278,065	$40,699	15%
Production Data:
Oil (MBbls)	4,203	3,885	318	8%
Natural gas (MMcf)	8,952	7,170	1,782	25%
NGLs (MBbls)	1,307	1,010	297	29%
Combined volumes (MBoe)	7,002	6,090	912	15%
Daily combined volumes (Boe/d)	19,184	16,639	2,545	15%
Average Realized Prices before Hedging:
Oil (per Bbl)	$48.37	$38.83	$9.54	25%
Natural gas (per Mcf)	2.43	1.98	0.45	23%
NGLs (per Bbl)	20.01	13.15	6.86	52%
Combined (per Boe)	35.88	29.28	6.60	23%
Average Realized Prices with Hedging:
Oil (per Bbl)	$52.72	$62.56	$(9.84)	(16)%
Natural gas (per Mcf)	2.52	2.46	0.06	2%
NGLs (per Bbl)	20.01	13.15	6.86	52%
Combined (per Boe)	38.60	44.98	(6.38)	(14)%
Average Costs (per Boe):
Lease operating expense	$3.46	$4.58	$(1.12)	(24)%
Gathering, transportation and processing expense	0.37	0.39	(0.02)	(5)%
Production tax expense	2.07	1.75	0.32	18%
Depreciation, depletion and amortization	22.85	28.18	(5.33)	(19)%
General and administrative expense (1)	6.07	6.92	(0.85)	(12)%

*	Not meaningful.

(1)
Included in general and administrative expense is long-term cash and equity incentive compensation of $8.3 million (or $1.18 per Boe) and $11.9 million (or $1.96 per Boe) for the years ended December 31, 2017 and 2016, respectively.

Production Revenues and Volumes. Production revenues increased to $251.2 million for the year ended December 31, 2017 from $178.3 million for the year ended December 31, 2016. The increase in production revenues was due to a 23%

increase in the average realized prices per Boe before hedging and a 15% increase in production volumes. The increase in average prices increased production revenues by approximately $40.2 million, while the increase in production volumes increased production revenues by approximately $32.7 million.

Total production volumes of 7.0 MMBoe for the year ended December 31, 2017 increased from 6.1 MMBoe for the year ended December 31, 2016 primarily due to a 23% increase in the DJ Basin as a result of new wells placed into production, offset by a 26% decrease in production from the Uinta Oil Program primarily due to the sale of certain non-core Uinta Oil Program assets during July 2016. Additional information concerning production is in the following table:

	Year Ended December 31, 2017				Year Ended December 31, 2016				% Increase (Decrease)
	Oil	NGL	Natural Gas	Total	Oil	NGL	Natural Gas	Total	Oil	NGL	Natural Gas	Total
	(MBbls)	(MBbls)	(MMcf)	(MBoe)	(MBbls)	(MBbls)	(MMcf)	(MBoe)	(MBbls)	(MBbls)	(MMcf)	(MBoe)
DJ Basin	3,509	1,294	8,592	6,235	3,050	966	6,228	5,054	15%	34%	38%	23%
Uinta Oil Program	689	12	348	759	830	42	900	1,022	(17)%	(71)%	(61)%	(26)%
Other	5	1	12	8	5	2	42	14	*nm	*nm	*nm	*nm
Total	4,203	1,307	8,952	7,002	3,885	1,010	7,170	6,090	8%	29%	25%	15%

*	Not meaningful.

Lease Operating Expense ("LOE"). LOE decreased to $3.46 per Boe for the year ended December 31, 2017 from $4.58 per Boe for the year ended December 31, 2016. The decrease per Boe for the year ended December 31, 2017 compared with the year ended December 31, 2016 is primarily related to operational efficiencies and sales of certain non-core assets in the Uinta Oil Program during July 2016, which had relatively high LOE costs on a per Boe basis.

Production Tax Expense. Total production taxes increased to $14.5 million for the year ended December 31, 2017 from $10.6 million for the year ended December 31, 2016. The increase is attributable to the 23% increase in average realized prices before hedging and the 15% increase in production. Production taxes are primarily based on the wellhead values of production, which exclude gains and losses associated with hedging activities. We expect production taxes as a percentage of oil, natural gas and NGL sales to be approximately 7.5% in 2018.

Impairment, Dry Hole Costs and Abandonment Expense. Our impairment, dry hole costs and abandonment expense for the years ended December 31, 2017 and 2016 is summarized below:

	Year Ended December 31,
	2017		2016
	(in thousands)
Impairment of proved oil and gas properties	$37,945	(1)	$—
Impairment of unproved oil and gas properties	11,153	(2)	183
Dry hole costs	—		97
Abandonment expense	455		3,969
Total impairment, dry hole costs and abandonment expense	$49,553		$4,249

(1)
The Company recognized a non-cash impairment charge associated with the Company's Uinta Oil Program proved properties during the year ended December 31, 2017. The properties were sold on December 29, 2017.

(2)
As a result of no future plans to develop certain acreage and/or estimated market values below carrying value, the Company recognized non-cash impairment charges of $9.1 million associated with certain unproved properties in the Cottonwood Gulch area of the Piceance Basin and $2.1 million associated with certain non-core unproved properties in the DJ Basin.

We review our oil and natural gas properties for impairment on a quarterly basis or whenever events and circumstances indicate that a decline in the recoverability of their carrying value may have occurred. Whenever we conclude the carrying value may not be recoverable, we estimate the expected undiscounted future net cash flows of our oil and gas properties using proved and risked probable and possible reserves based on our development plans and best estimate of future production, commodity pricing, reserve risking, gathering and transportation deductions, production tax rates, lease operating expenses and future development costs. We compare such undiscounted future net cash flows to the carrying amount of the oil and gas properties to determine if the carrying amount is recoverable. If the undiscounted future net cash flows exceed the carrying amount of the oil and gas properties, no impairment is taken. If the carrying amount of a property exceeds the undiscounted future net cash flows, we will impair the carrying value to fair value based on an analysis of quantitative and qualitative factors existing as of the balance sheet date. We do not believe that the undiscounted future net cash flows of our oil and gas properties represent the applicable market value. The factors used to determine fair value may include, but are not limited to, recent sales prices of comparable properties, indications from marketing activities, the present value of future revenues, net of estimated operating and development costs using estimates of reserves, future commodity pricing, future production estimates, anticipated capital expenditures and various discount rates commensurate with the risk and current market conditions associated with realizing the projected cash flows.

Oil and gas properties are assessed for impairment once they meet the criteria to be classified as held for sale. Assets held for sale are carried at the lower of carrying cost or fair value less costs to sell. The fair value of the assets is determined using a market approach, based on an estimated selling price, as evidenced by current marketing activities, if possible. If an estimated selling price is not available, we utilize the income valuation technique, which involves calculating the present value of future net cash flows, as discussed above. If the carrying amount of the assets exceeds the fair value less costs to sell, an impairment will result to reduce the value of the properties down to fair value less costs to sell. The estimated fair value of assets held for sale may be materially different from sales proceeds that we eventually realize due to a number of factors including but not limited to the differences in expected future commodity pricing, location and quality differentials, our relative desire to dispose of such properties based on facts and circumstances impacting our business at the time we agree to sell, such as our position in the field subsequent to the sale and plans for future acquisitions or development in core areas.

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

Depreciation, Depletion and Amortization ("DD&A"). DD&A decreased to $160.0 million for the year ended December 31, 2017 compared with $171.6 million for the year ended December 31, 2016. The decrease of $11.7 million was the result of a 19% decrease in the DD&A rate, offset by a 15% increase in production for the year ended December 31, 2017 compared with the year ended December 31, 2016. The decrease in the DD&A rate accounted for a decrease of $36.9 million in DD&A expense, while the increase in production accounted for a $25.3 million increase in DD&A expense.

Under successful efforts accounting, depletion expense is calculated on a field-by-field basis with a common geological structure using the unit-of-production method. The capital expenditures for proved properties for each field compared to the proved reserves corresponding to each producing field determine a depletion rate for current production. For the year ended December 31, 2017, the relationship of capital expenditures, proved reserves and production from certain producing fields yielded a depletion rate of $22.85 per Boe compared with $28.18 per Boe for the year ended December 31, 2016.

Unused Commitments. Unused commitments were $18.2 million for the year ended December 31, 2017 compared to $18.3 million for the year ended December 31, 2016. During March 2010, we entered into two firm natural gas pipeline transportation contracts to provide a guaranteed outlet for production from the West Tavaputs area of the Uinta Basin and the Gibson Gulch area of the Piceance Basin. These transportation contracts were not included in the sales of these assets in December 2013 and September 2014, respectively. Both firm transportation contracts require the pipeline to provide transportation capacity and require us to pay monthly transportation charges regardless of the amount of pipeline capacity utilized. These transportation contracts expire July 31, 2021.

General and Administrative Expense. General and administrative expense increased to $42.5 million for the year ended December 31, 2017 from $42.2 million for the year ended December 31, 2016 primarily due to an increase in variable employee compensation related to performance, legal and professional services fees, offset by a decrease in long-term cash and equity compensation discussed below.

Included in general and administrative expense is long-term cash and equity incentive compensation of $8.3 million and $11.9 million for the years ended December 31, 2017 and 2016, respectively. The components of long-term cash and equity incentive compensation for each of the years ended December 31, 2017 and 2016 are shown in the following table:

	Year Ended December 31,
	2017	2016
	(in thousands)
Nonvested common stock and stock options	$6,410	$8,573
Nonvested common stock units	690	883
Nonvested performance-based cash units (1)(2)	1,189	2,485
Total	$8,289	$11,941

(1)	The performance-based cash units will be settled in cash for the performance metrics that are met.

(2)
The performance cash units are accounted for as liability awards and fair valued at each reporting date. The weighted average fair value share price decreased from $8.89 as of December 31, 2016 to $5.10 as of December 31, 2017.

Merger Transaction Expense. Merger transaction expense was $8.7 million for the year ended December 31, 2017. We entered into the Merger Agreement on December 4, 2017 and expect to close on or about March 19, 2018. Transaction expenses included advisory, banking, legal, and accounting fees that had been incurred as of December 31, 2017 and will not be capitalized as part of the Merger. We expect to incur an estimated $3.1 million of additional expenses through the closing of the Merger in 2018.

Interest Expense. Interest expense decreased to $57.7 million for the year ended December 31, 2017 from $59.4 million for the year ended December 31, 2016. The decrease for the year ended December 31, 2017 was primarily due to a decrease in the outstanding debt balance due to debt exchanged for common stock in June 2016 and the redemption of our remaining 7.625% Senior Notes and Convertible Notes in May 2017, offset by the issuance of our 8.75% Senior Notes in April 2017. See Note 5 for additional information. Our weighted average interest rate for the year ended December 31, 2017 was 8.1% compared with 7.9% for the year ended December 31, 2016.

Commodity Derivative Gain (Loss). Commodity derivative gain (loss) was a loss of $9.1 million for the year ended December 31, 2017 compared to a loss of $20.7 million for the year ended December 31, 2016. The decreased loss for the year ended December 31, 2017 from the year ended December 31, 2016 is related to fluctuations of oil and natural gas future pricing compared to actual pricing of commodity hedges in place as of December 31, 2017 and December 31, 2016.

The table below summarizes our commodity derivative gains and losses that were recognized in the periods presented:

	Year Ended December 31,
	2017	2016
	(in thousands)
Realized gain (loss) on derivatives	$19,099	$95,598
Prior year unrealized (gain) loss transferred to realized (gain) loss	(4,053)	(99,809)
Unrealized gain (loss) on derivatives	(24,158)	(16,509)
Total commodity derivative gain (loss)	$(9,112)	$(20,720)

In 2017, approximately 62% of our oil volumes and 39% of our natural gas volumes were covered by financial hedges, which resulted in increases in oil revenues of $18.3 million and natural gas revenues of $0.8 million after settlements for all commodity derivatives. In 2016, approximately 71% of our oil volumes and 24% of our natural gas volumes were covered by financial hedges, which resulted in increases in oil revenues of $92.2 million and natural gas revenues of $3.4 million after settlements for all commodity derivatives.

Income Tax (Expense) Benefit. For the year ended December 31, 2017, we continue to record a valuation allowance against our deferred tax assets, which would ordinarily reduce the effective tax to zero. However, the TCJA has allowed us to eliminate the valuation allowance related to the alternative minimum tax credits, resulting in an income tax benefit of $1.4 million. For the year ended December 31, 2016, we recorded a full valuation allowance against our deferred tax assets, reducing our effective tax rate to zero. In regard to the valuation allowance recorded against our deferred tax asset balance, we considered all available evidence in assessing the need for a valuation allowance. Such evidence included the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies. In making this assessment, judgment is required in considering the relative weight of negative and positive evidence. We continue to monitor facts and circumstances in the reassessment of the likelihood that operating loss carryforwards, credits and other deferred tax assets will be utilized prior to their expiration. Additionally, for both the 2017 and 2016 periods, our effective tax rate differs from the federal statutory rate as a result of recording permanent differences for stock-based compensation expense, lobbying and political contributions, and officer compensation as well as the effect of state income taxes.

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

Lease Operating Expense. LOE decreased to $4.58 per Boe for the year ended December 31, 2016 from $6.48 per Boe for the year ended December 31, 2015. The decrease per Boe for the year ended December 31, 2016 compared with the year ended December 31, 2015 is primarily related to operational efficiencies, a decrease in service industry costs, reduced workover activity in the Uinta Basin and sales of certain non-core assets in the DJ and Uinta Basins, which had higher LOE costs on a per Boe basis.

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

Included in general and administrative expense is long-term cash and equity incentive compensation of $11.9 million and $10.8 million for the years ended December 31, 2016 and 2015, respectively. The components of long-term cash and equity incentive compensation for each of the years ended December 31, 2016 and 2015 are shown in the following table:

	Year Ended December 31,
	2016	2015
	(in thousands)
Nonvested common stock and stock options	$8,573	$9,025
Shares issued for 401(k) plan (1)	—	273
Nonvested common stock units	883	1,115
Nonvested performance-based cash units (2)	2,485	427
Total	$11,941	$10,840

(1)	Beginning in the second quarter of 2015, the employer matching contribution to the employees 401(k) account was paid entirely in cash.

(2)	The performance-based cash units will be settled in cash for the performance metrics that are met.

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

Income Tax (Expense) Benefit. For the year ended December 31, 2016, we continue to record a full valuation allowance against our deferred tax assets, reducing our effective tax rate to zero. For the year ended December 31, 2015, the income tax benefit was $177.1 million and we had a valuation allowance of $75.0 million, resulting in an effective tax rate of 26.6%. In regard to the valuation allowance recorded against our deferred tax asset balance, we considered all available evidence in assessing the need for a valuation allowance. Such evidence includes the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment, and judgment is required in considering the relative weight of negative and positive evidence. We continue to monitor facts and circumstances in the reassessment of the likelihood that operating loss carryforwards, credits and other deferred tax assets will be utilized prior to their expiration. Additionally, for both the 2016 and 2015 periods, our effective tax rate differs from the federal statutory rate as a result of recording permanent differences for stock-based compensation expense, lobbying and political contributions, and officer compensation as well as the effect of state income taxes.

Capital Resources and Liquidity

Our primary sources of liquidity since our formation in January 2002 have been net cash provided by operating activities, sales and other issuances of equity and debt securities, bank credit facilities, proceeds from sale-leasebacks, joint exploration agreements and sales of interests in properties. Our primary use of capital has been for the development, exploration and acquisition of oil and natural gas properties. As we pursue profitable reserves and production growth, we continually monitor the capital resources available to us to meet our future financial obligations, fund planned capital expenditure activities and ensure adequate liquidity. Our future success in growing proved reserves and production will be highly dependent on capital resources being available to us. We believe that we have sufficient liquidity available to us from cash on hand, cash flows from operations and under our Amended Credit Facility for our planned uses of capital over the next twelve months.

At December 31, 2017, we had cash and cash equivalents of $314.5 million and no amounts outstanding under our Amended Credit Facility. At December 31, 2016, we had cash and cash equivalents of $275.8 million and no amounts outstanding under our Amended Credit Facility. Our borrowing base was $300.0 million as of December 31, 2017. Our effective borrowing capacity was reduced by $26.0 million to $274.0 million due to an outstanding irrevocable letter of credit related to a firm transportation agreement. The borrowing base is dependent on our proved reserves and hedge position and is calculated using future commodity pricing provided by our lenders, and may be adjusted in the future at the sole discretion of the lenders.

On December 4, 2017, we entered into the Merger Agreement with Fifth Creek. Upon consummation of the Merger, each share of our common stock will be converted into the right to receive one share of New Parent common stock and Holdings will receive 100 million shares of New Parent common stock. Under the Merger Agreement, Fifth Creek may incur up to a total of $54 million in indebtedness prior to the closing of the Merger. We expect to close the Merger on or about March 19, 2018. See "Items 1. and 2. Business and Properties - Business - Significant Business Developments - Pending Merger with Fifth Creek Operating Company, LLC" for additional information. We believe that our capital resources are sufficient to fund the expected capital programs of the combined companies for the next two years.

Cash Flow from Operating Activities

Net cash provided by operating activities was $122.0 million, $121.7 million and $193.7 million in 2017, 2016 and 2015, respectively. The changes in net cash provided by operating activities are discussed above in "Results of Operations". The increase in cash provided by operating activities from 2016 to 2017 was primarily due to an increase in production revenues, offset by a decrease in cash from derivative settlements. The decrease in net cash provided by operating activities from 2015 to 2016 was primarily due to a decrease in production revenues related to asset sales in 2015, offset by lower lease operating and production tax expenses in 2016.

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

To mitigate some of the potential negative impact on cash flow caused by changes in oil, natural gas and NGL prices, we have entered into financial commodity swap contracts to receive fixed prices for a portion of our production revenue. At December 31, 2017, we had in place crude oil swaps covering portions of our 2018 and 2019 production and natural gas swaps covering portions of our 2018 production.

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

At December 31, 2017, the estimated fair value of all of our commodity derivative instruments was a net liability of $25.1 million summarized in the following table, comprised of current and long-term liabilities.

Contract	Total Hedged Volumes	Quantity Type	Weighted Average Fixed Price	Index Price	Fair Market Value (in thousands)
Swap Contracts:
2018
Oil	3,444,500	Bbls	$53.01	WTI	$(21,509)
Natural gas	1,825,000	MMbtu	$2.68	NWPL	570
2019
Oil	1,367,250	Bbls	$52.85	WTI	(4,119)
Total					$(25,058)

The following table includes all hedges entered into subsequent to December 31, 2017 through February 6, 2018:

Contract	Total Hedged Volumes	Quantity Type	Weighted Average Fixed Price	Index Price
Swap Contracts:
2018
Oil	230,000	Bbls	$61.62	WTI
2019
Oil	547,500	Bbls	$57.47	WTI

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

Capital Expenditures

Our capital expenditures are summarized in the following tables for the periods indicated:

	Year Ended December 31,
Basin/Area	2017	2016	2015
	(in millions)
DJ	$251.5	$95.5	$250.3
Uinta Oil Program	8.2	1.4	34.6
Powder River Oil	—	—	1.1
Other	1.0	1.4	1.4
Total (1)	$260.7	$98.3	$287.4

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Acquisitions of proved and unproved properties and other real estate	$20.4	$5.6	$7.7
Drilling, development, exploration and exploitation of oil and natural gas properties	226.9	86.3	264.3
Gathering and compression facilities	11.9	5.3	11.2
Geologic and geophysical costs	0.5	—	2.9
Furniture, fixtures and equipment	1.0	1.1	1.3
Total (1)	$260.7	$98.3	$287.4

(1)
Includes exploration, dry hole and abandonment costs, which are expensed under successful efforts accounting, of $0.5 million, $4.1 million and $3.0 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Capital expenditures for acquisitions of proved and unproved properties and other real estate were $20.4 million for the year ended December 31, 2017. This was primarily related to acquisitions of unproved properties in the DJ Basin. The increase in drilling, development, exploration and exploitation of oil and natural gas properties to $226.9 million for the year ended December 31, 2017 from $86.3 million for the year ended December 31, 2016 primarily related to an increase in development drilling and completion activities within the DJ Basin as a result of increased oil and gas commodity prices. Capital expenditures for the year ended December 31, 2017 exclude any amounts associated with the pending Merger with Fifth Creek.

Capital expenditures for acquisitions of proved and unproved properties and other real estate were $5.6 million for the year ended December 31, 2016. This was primarily related to our acquisitions of proved and unproved properties in the DJ Basin. The decrease in drilling, development, exploration and exploitation of oil and natural gas properties to $86.3 million from $264.3 million for the year ended December 31, 2015 primarily related to a decrease in development drilling and completion activities within the DJ and Uinta Basins as a result of lower oil and gas commodity prices.

Our current estimated capital expenditure budget for the quarter ended March 31, 2018 is $80.0 million to $90.0 million. Following the completion of the Merger, we will update the full year 2018 capital budget to take into account the expanded scope of our operations and other relevant factors. The budget includes facilities costs and excludes acquisitions. We may adjust capital expenditures as business conditions and operating results warrant. The amount, timing and allocation of capital expenditures is generally discretionary and within our control. If oil, natural gas and NGL prices decline to below acceptable levels or costs increase above acceptable levels, we could choose to defer a portion of our budgeted capital expenditures until later periods to achieve the desired balance between sources and uses of liquidity. We would generally do this by prioritizing capital projects to first focus on those that we believe will have the highest expected financial returns and ability to generate near-term cash flow.

We believe that we have sufficient available liquidity with available cash on hand, cash under the Amended Credit Facility and cash flow from operations to fund our 2018 capital expenditures under both our current budget and, although it has not yet been finalized, the revised budget we will adopt following the completion of the Merger. Future cash flows are subject to a number of variables, including our level of oil and natural gas production, commodity prices and operating costs. There can be no assurance that operations and other capital resources will provide sufficient amounts of cash flow to maintain planned levels of capital expenditures.

Financing Activities

Merger Financing. On December 4, 2017, we entered into the Merger Agreement with Fifth Creek. At the closing of the Merger, New Parent will issue 100 million shares of its common stock to Holdings. In addition, New Parent will be required to pay off Fifth Creek's line of credit in an amount up to $54.0 million, which we plan to pay in full with cash on hand at closing. See "Items 1. and 2. Business and Properties - Business - Significant Business Developments - Pending Merger with Fifth Creek Operating Company, LLC" for additional information.

Equity Offerings. In December 2017, we completed a public offering of our common stock, selling 23,205,529 shares at a price to the public of $5.00 per share. The sale included the purchase of 2,205,529 shares of common stock by the underwriters pursuant to their over-allotment option. Net proceeds from the sale, after deducting fees and estimated expenses, were approximately $110.8 million.

Debt Exchange and Consent Solicitations. On December 13, 2017, we entered into consent agreements with the holders of a majority of the 7.0% Senior Notes and 8.75% Senior Notes to amend each of the indentures governing the respective notes to, among other things, amend the defined term "Change of Control" in each of the indentures to provide that the Merger will not constitute a "Change of Control" under such indentures. The Company paid consent fees of $2.50 per $1,000 principal amount, or approximately $1.7 million, related to the 7.0% Senior Notes and 8.75% Senior Notes.

On December 15, 2017, we completed the 2017 Debt Exchange, pursuant to which we issued 10,863,000 shares of our common stock in exchange for $50.0 million principal amount of 7.0% Senior Notes. Immediately after consummation of the 2017 Debt Exchange, $350.0 million aggregate principal amount of the 7.0% Senior Notes remained outstanding.

Redemptions and Issuances. On April 28, 2017, we issued $275.0 million in aggregate principal amount of 8.75% Senior Notes due June 15, 2025 at par. On May 30, 2017, we redeemed all $315.3 million of our outstanding 7.625% Senior Notes and $0.6 million of Convertible Notes with cash on hand and proceeds from the issuance of our 8.75% Senior Notes. Due to the redemption of the Convertible Notes and the 7.625% Senior Notes, we recognized a $7.9 million loss on extinguishment of debt on the Consolidated Statement of Operations for the year ended December 31, 2017. See Note 5 for additional information.

Amended Credit Facility. There were no borrowings under the Amended Credit Facility in 2017 or 2016. The lenders conducted an interim review of our DJ Basin properties and, upon the disposition of our remaining Uinta Basin properties in December 2017, the lenders waived their right to reduce our $300.0 million borrowing base. While there can be no guarantees, we anticipate that completion of the Merger and the resulting increase in proved reserves, along with the development of our properties since prior re-determinations, will have a positive effect on the borrowing base. Future borrowing bases will be computed based on proved oil, natural gas and NGL reserves, hedge positions and estimated future cash flows from those reserves calculated using future commodity pricing provided by our lenders, as well as any other outstanding debt. Lower commodity prices could result in a decreased borrowing base.

We are currently in compliance with all financial covenants and have complied with all financial covenants since issuance. We expect to be in compliance with all financial covenants based on the 2018 budget at current commodity prices.

Our outstanding debt is summarized below:

		As of December 31, 2017			As of December 31, 2016
	Maturity Date	Principal	Debt Issuance Costs	Carrying Amount	Principal	Debt Issuance Costs	Carrying Amount
		(in thousands)
Amended Credit Facility	April 9, 2020	$—	$—	$—	$—	$—	$—
Convertible Notes (1)	March 15, 2028	—	—	—	579	—	579
7.625% Senior Notes (2)	October 1, 2019	—	—	—	315,300	(2,169)	313,131
7.0% Senior Notes	October 15, 2022	350,000	(4,033)	345,967	400,000	(4,227)	395,773
8.75% Senior Notes	June 15, 2025	275,000	(5,080)	269,920	—	—	—
Lease Financing Obligation	August 10, 2020	2,328	(2)	2,326	2,782	(3)	2,779
Total Debt		$627,328	$(9,115)	$618,213	$718,661	$(6,399)	$712,262
Less: Current Portion of Long-Term Debt (3)		469	—	469	454	—	454
Total Long-Term Debt (4)		$626,859	$(9,115)	$617,744	$718,207	$(6,399)	$711,808

(1)	The Convertible Notes were redeemed on May 30, 2017.

(2)	The 7.625% Senior Notes were redeemed on May 30, 2017.

(3)	The current portion of long-term debt as of December 31, 2017 and 2016 includes the current portion of the Lease Financing Obligation.

(4)	See Note 5 for additional information.

Credit Ratings. Our credit risk is evaluated by two independent rating agencies based on publicly available information and information obtained during our ongoing discussions with the rating agencies. Moody's Investor Services and Standard & Poor's Rating Services currently rate our 7.0% Senior Notes and 8.75% Senior Notes and have assigned a credit rating. We do not have any provisions that are linked to our credit ratings, nor do we have any credit rating triggers that would accelerate the maturity of amounts due under our Amended Credit Facility, the 7.0% Senior Notes or the 8.75% Senior Notes. However, our

ability to raise funds and the costs of any financing activities will be affected by our credit rating at the time any such financing activities are conducted.

Contractual Obligations. A summary of our contractual obligations as of and subsequent to December 31, 2017 is provided in the following table:

	Payments Due By Year
	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter	Total
	(in thousands)
Notes payable (1)	$184	$—	$—	$—	$—	$—	$184
7.0% Senior Notes (2)	24,500	24,500	24,500	24,500	374,500	—	472,500
8.75% Senior Notes (3)	24,063	24,063	24,063	24,063	24,063	335,154	455,469
Lease Financing Obligation (4)	537	1,869	—	—	—	—	2,406
Office and office equipment leases and other (5)	3,668	1,149	191	8	—	—	5,016
Firm transportation agreements (6)	18,556	18,691	18,691	10,902	—	—	66,840
Asset retirement obligations (7)	1,489	1,175	1,292	1,527	1,176	10,927	17,586
Derivative liability (8)	20,940	4,118	—	—	—	—	25,058
Total	$93,937	$75,565	$68,737	$61,000	$399,739	$346,081	$1,045,059

(1)
Notes payable includes interest on a $26.0 million letter of credit that accrues at 2.0% and 0.125% per annum for participation fees and fronting fees, respectively. The expected term for the letter of credit is April 30, 2018. There is currently no balance outstanding under our Amended Credit Facility due April 9, 2020.

(2)
On March 25, 2012, we issued $400.0 million aggregate principal amount of 7.0% Senior Notes. On December 15, 2017, we completed an exchange of $50.0 million in principal of the notes for shares of our common stock, reducing our aggregate principal balance to $350.0 million. We are obligated to make annual interest payments through maturity on October 15, 2022 equal to $24.5 million. See Note 5 to the accompanying financial statements for additional information.

(3)
On April 28, 2017, we issued $275.0 million aggregate principal amount of 8.75% Senior Notes. We are obligated to make annual interest payments through maturity on June 15, 2025 equal to $24.1 million. See Note 5 to the accompanying financial statements for additional information.

(4)	The Lease Financing Obligation is calculated based on the aggregate undiscounted minimum future lease payments, which include both an interest and principal component.

(5)	The lease for our principal offices in Denver extends through March 2019.

(6)
We have entered into contracts that provide firm transportation capacity on pipeline systems. The contracts require us to pay monthly transportation demand charges regardless of the amount of gas we deliver to the pipeline.

(7)
Neither the ultimate settlement amounts nor the timing of our asset retirement obligations can be precisely determined in advance. See "Critical Accounting Policies and Estimates" below for a more detailed discussion of the nature of the accounting estimates involved in estimating asset retirement obligations.

(8)
Derivative liabilities represent the net fair value for oil, gas and NGL commodity derivatives presented as liabilities in our Consolidated Balance Sheets as of December 31, 2017. The ultimate settlement amounts are unknown because they are subject to continuing market fluctuations. See "Critical Accounting Policies and Estimates" below for a more detailed discussion of the nature of the accounting estimates involved in valuing derivative instruments.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of December 31, 2017.

Trends and Uncertainties

Regulatory Trends

Our future Rockies operations and cost of doing business may be affected by changes in regulations and the ability to obtain drilling permits. The regulatory environment continues to become more restrictive, which limits our ability to, and increases the costs of, conducting our operations. Areas in which we operate are subject to federal, state and local regulations. Additional and more restrictive regulations have been seen at each of these governmental levels recently and there are initiatives underway to implement additional regulations and prohibitions on oil and gas activities. New rules may further impact our ability to obtain drilling permits and other required approvals in a timely manner and/or increase the costs of such permits or approvals. This may create substantial uncertainty about our production and capital expenditure targets. Efforts related to climate change organized around a "keep it in the ground" message have gained traction in New York and other coastal states, as well as internationally, notably in France and Germany.

Federal. Federal leases make up a significant portion of our leaseholds. At the federal level, policies have been implemented that have resulted in a more restrictive regulatory environment for oil and gas activities on public lands. Leasing of Federal lands has declined along with policy directives that require additional analysis prior to leasing federal lands. Litigation seeking to halt exploration and development activities is pervasive. Litigation will likely be supplemented by civil disobedience - witness the Dakota Access Pipeline protests.

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

Over the past several years, numerous other rules and policies have been imposed by the COGCC requiring disclosure of chemicals used in hydraulic fracturing, ground water monitoring, increased setbacks from occupied structures and existing wells, and strengthened enforcement, including increases in mandatory monetary penalties for certain violations. In August 2017, Colorado Governor John Hickenlooper announced seven policy initiatives developed during the Colorado's review of oil and gas operations. One policy initiative resulting from Colorado's review is a strengthening of COGCC's flowline regulations and requirements. Potential regulations within the proposed rule include increased registration requirements, flowline design requirements, integrity management requirements, leak detection programs and requirements for abandoned flowlines. The rulemaking is ongoing and a final rule is expected in 2018. As discussed in - "Items 1 and 2. Business and Properties - Operations - Environmental Matters and Regulation", Colorado regulators also promulgated new, statewide air emissions regulations in 2014 and 2017 that are more stringent than federal requirements. Colorado continues to look at air emissions from the oil and natural gas sector and additional regulations are probable with respect to the Colorado ozone non-attainment standard. Other states, and the EPA, have considered Colorado's air quality rules, including the most recent rules governing methane emissions, as potential models for additional regulation of the oil and natural gas sector.

In combination, these new state rules and policies could impose additional costs on our operations, including enforcement penalties, delay permitting, and potentially impact profitability.

Local. Counties and municipalities regulate oil and gas activities primarily through local land use rules. Weld County, Colorado, the focus of nearly all of our current development activities, recently adopted an ordinance that requires permitting of essentially all oil and gas operations and is currently considering new pipeline regulations. These changes have the potential to add 60-90 days of delay and may expose our development activities to a new level of political opposition. We expect additional attempts to regulate activities related to oil and gas operations by local governments, including moratoria or bans on hydraulic fracturing, despite 2016 decisions by the Colorado Supreme Court overturning such measures adopted by two municipalities.

Hydraulic Fracturing. The well completion technique known as hydraulic fracturing to stimulate production of natural gas and oil has come under increased scrutiny by the environmental community, and local, state, and federal jurisdictions. Hydraulic fracturing involves the injection of water, sand and additives under pressure, usually down casing that is cemented in the wellbore, into prospective rock formations at depth to stimulate oil and natural gas production. We use this completion technique on substantially all our wells. A more comprehensive discussion of potential risks and trends related to hydraulic fracturing is contained above in Items 1 and 2. Business Properties - Operations - Environmental Matters and Regulations. Although it is not possible at this time to predict the final outcome of any proposed legislation, or potential regulatory or policy developments regarding hydraulic fracturing, any new restrictions on hydraulic fracturing that may be imposed in areas in which we conduct business could result in increased compliance costs or additional operating restrictions and could lead to our inability to access, develop, and record natural gas and oil reserves in the future.

Air Quality Regulation. The regulation of air emissions from the oil and natural gas sector continues to be a significant focus for policy makers and regulators at all levels-federal, tribal, state, and local-as well as environmental groups. A more comprehensive discussion of government regulation and potential risks related to air emissions from our operations is included above in "Items 1 and 2. Business and Properties - Operations - Environmental Matters and Regulation". New or more stringent policies, rules, or regulations governing air emissions from the oil and natural gas sector could result in our inability to obtain permits necessary to construct and operate new facilities or operate existing facilities. In addition, even if we are able to obtain necessary permits, such new requirements could substantially increase our operating expenses and reduce our profits or make certain operations uneconomic. Both EPA, regionally, and Colorado have stepped up inspection and enforcement activities. The Company has received initial and supplemental EPA "Section 114" mandatory information directives, usually a precursor to an enforcement proceeding, as well as parallel "compliance advisories" from the Colorado Department of Public Health and Environment. We have engaged qualified consultants and legal counsel to respond to these air quality initiatives and, at the end of 2017, were engaged in settlement discussions. However, the outcome is unclear and could result in assessed penalties and related compliance costs. While we have redesigned our new production facilities to dramatically reduce air emissions, regulatory demands to redesign or retrofit legacy facilities are possible.

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

Declining Commodity Prices. The severe decline in oil prices that occurred in 2014 and 2015 increased the volatility and amplitude of the other risks facing us as described in this report and had an impact on our business and financial condition. If oil prices decrease from current levels, our planned drilling projects may become uneconomic, which could affect future drilling plans and growth rates. Low commodity prices impact our revenue, which we partially mitigate with our hedging program.

The sustained decline in commodity prices may also expose us to unexpected liability for plugging and abandoning wells, and associated reclamation, for assets that were sold to other industry parties in prior years. If such third parties become unable to fulfill their contract obligations to the Company as provided for in purchase and sale agreements, regulatory agencies and landowners may demand that we perform such activities. Recent case law in Wyoming has increased such exposure for companies that have divested assets to no longer viable entities, and we have received demands from the Bureau of Land Management and a several large ranches to plug and abandon wells, and conduct associated reclamation, on properties we no longer own. The Company recognized $0.3 million associated with these obligations in other operating expenses in the Consolidated Statement of Operations for the year ended December 31, 2017.

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

Oil and Gas Properties

Our oil, natural gas and NGL exploration and production activities are accounted for using the successful efforts method. Under this method, all property acquisition costs and costs of exploratory and development wells are capitalized when incurred, pending determination of whether the well has found proved reserves. If an exploratory well does not find proved reserves, the costs of drilling the well are charged to expense and remain within cash flows from investing activities in the Consolidated Statements of Cash Flows. If an exploratory well does find proved reserves, the costs remain capitalized and are included within additions to oil and gas properties and remain within cash flows from investing activities in the Consolidated Statements of Cash Flows. The costs of development wells are capitalized whether proved reserves are added or not. All exploratory wells are evaluated for economic viability within one year of well completion, and the related capitalized costs are reviewed quarterly. Exploratory wells that discover potentially economic reserves in areas where a major capital expenditure would be required before production could begin and where the economic viability of that major capital expenditure depends upon the successful completion of further exploratory work in the area remain capitalized if the well finds a sufficient quantity of reserves to justify its completion as a producing well, and we are making sufficient progress assessing the reserves and the economic and operating viability of the project. Oil and gas lease acquisition costs are also capitalized. Upon sale or retirement of depreciable or depletable property, the cost and related accumulated DD&A are eliminated from the accounts and the resulting gain or loss is recognized. Interest cost is capitalized as a component of property cost for significant exploration and development projects that require greater than six months to be readied for their intended use.

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

We review our oil and natural gas properties for impairment on a quarterly basis or whenever events and circumstances indicate that a decline in the recoverability of their carrying value may have occurred. Whenever we conclude the carrying value may not be recoverable, we estimate the expected undiscounted future net cash flows of our oil and gas properties using proved and risked probable and possible reserves based on our development plans and best estimate of future production, commodity pricing, reserve risking, gathering and transportation deductions, production tax rates, lease operating expenses and future development costs. We compare such undiscounted future net cash flows to the carrying amount of the oil and gas properties to determine if the carrying amount is recoverable. If the undiscounted future net cash flows exceed the carrying amount of the oil and gas properties, no impairment is taken. If the carrying amount of a property exceeds the undiscounted future net cash flows, we will impair the carrying value to fair value based on an analysis of quantitative and qualitative factors existing as of the balance sheet date. We do not believe that the undiscounted future net cash flows of our oil and gas properties represent the applicable market value. The factors used to determine fair value may include, but are not limited to, recent sales prices of comparable properties, indications from marketing activities, the present value of future revenues, net of estimated operating and development costs using estimates of reserves, future commodity pricing, future production estimates, anticipated capital expenditures and various discount rates commensurate with the risk and current market conditions associated with realizing the projected cash flows.

Oil and gas properties are assessed for impairment once they meet the criteria to be classified as held for sale. Assets held for sale are carried at the lower of carrying cost or fair value less costs to sell. The fair value of the assets is determined using a market approach, based on an estimated selling price, as evidenced by current marketing activities, if possible. If an estimated selling price is not available, we utilize the income valuation technique, which involves calculating the present value of future net cash flows, as discussed above. If the carrying amount of the assets exceeds the fair value less costs to sell, an impairment will result to reduce the value of the properties down to fair value less costs to sell. The estimated fair value of assets held for sale may be materially different from sales proceeds that we eventually realize due to a number of factors including but not limited to the differences in expected future commodity pricing, location and quality differentials, our relative desire to dispose of such properties based on facts and circumstances impacting our business at the time we agree to sell, such as our position in the field subsequent to the sale and plans for future acquisitions or development in core areas.

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

Our investment in producing oil and natural gas properties includes an estimate of the future costs associated with dismantlement, abandonment and restoration of our properties. The present value of the estimated future costs to dismantle, abandon and restore a well location are added to the capitalized costs of our oil and gas properties and recorded as a long-term liability. The capitalized cost is included in the oil and natural gas property costs that are depleted over the life of the assets.

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

Oil and Gas Reserve Quantities

Our estimate of proved reserves is based on the quantities of oil and natural gas that geological and engineering data demonstrate with reasonable certainty to be commercially recoverable in future years from known reservoirs under existing economic and operating conditions. Our proved reserves estimates are audited on a well-by-well basis by an independent third party engineering firm. In the aggregate, the independent third party petroleum engineer estimates of total net proved reserves are within 10% of our internal estimates as of December 31, 2017.

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

The estimates of the fair values of our derivative instruments require substantial judgment. These values are based upon, among other things, futures prices, time to maturity and credit risk. The values we report in our financial statements change as these estimates are revised to reflect actual results, changes in market conditions or other factors, many of which are beyond our control.

Income Taxes and Uncertain Tax Positions

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently payable plus deferred income taxes related to certain income and expenses recognized in different periods for financial and income tax reporting purposes. Deferred income tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when assets are recovered or liabilities are settled. Deferred income taxes are also recognized for net operating loss carry forwards and tax credits that are available to offset future income taxes. Deferred income taxes are measured by applying currently enacted tax rates to the differences between financial statement and income tax reporting. We routinely assess the realizability of our deferred tax assets. If we conclude that it is more likely than not that some portion or all of the deferred tax assets will not be realized under accounting standards, the tax asset would be reduced by a valuation allowance. We consider estimated future taxable income in making such assessments. Numerous judgments and assumptions are inherent in the determination of future taxable income, including factors such as future operating conditions (particularly as related to prevailing oil and natural gas prices). There can be no assurance that facts and circumstances will not materially change and require us to adjust deferred tax asset valuation allowances in the future.

Accounting guidance for recognizing and measuring uncertain tax positions prescribes a more likely than not recognition threshold that a tax position must meet for any of the benefit of the uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding de-recognition, classification and disclosure of these uncertain tax positions. Based on this guidance, we regularly analyze tax positions taken or expected to be taken in a tax return based on the threshold prescribed. Tax positions that do not meet or exceed this threshold are considered uncertain tax positions. Penalties, if any, related to uncertain tax positions would be recorded in other expenses. We currently do not have any uncertain tax positions recorded as of December 31, 2017.

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

Commodity Price Risk

Our primary market risk exposure is to the prices we receive for our production. Commodity pricing is primarily driven by the prevailing worldwide price for crude oil and spot regional market prices applicable to our U.S. natural gas production. Pricing for oil, natural gas and NGLs has been volatile and unpredictable for several years, and we expect this volatility to continue in the future. The prices we receive for future production depend on many factors outside of our control, including volatility in the differences between product prices at sales points and the applicable index price. Based on our average daily production and our derivative contracts in place for the year ended December 31, 2017, our income before taxes would have decreased by approximately $1.4 million for each $1.00 per barrel decrease in crude oil prices, $0.5 million for each $0.10 decrease per MMBtu in natural gas prices and $1.2 million for each $1.00 per barrel decrease in NGL prices.

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

As of February 6, 2018, we have financial derivative instruments related to oil, natural gas and NGL volumes in place for the following periods indicated. Further detail of these hedges is summarized in the table presented under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations— Capital Resources and Liquidity— Commodity Hedging Activities".

	For the Year 2018		For the Year 2019
	Derivative Volumes	Weighted Average Price	Derivative Volumes	Weighted Average Price
Oil (Bbls)	3,674,500	$53.55	1,914,750	$54.17
Natural Gas (MMbtu)	1,825,000	2.68	—	—

Item 8. Financial Statements and Supplementary Data.

The information required by this item is included below in "Item 15. Exhibits, Financial Statement Schedules".

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. As of December 31, 2017, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective as of December 31, 2017.

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

Management has assessed the effectiveness of our internal control over financial reporting. In making this assessment, it used the criteria set forth by the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment we have concluded that, as of December 31, 2017, our internal control over financial reporting is effective.

Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting. That report is set forth below.

Changes in Internal Controls. There was no change in our internal control over financial reporting during the fourth fiscal quarter of 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Bill Barrett Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Bill Barrett Corporation and subsidiaries (the "Company") as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2017, of the Company and our report dated February 27, 2018, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

Denver, Colorado
February 27, 2018

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be incorporated by reference in a future filing with the SEC within 120 days after December 31, 2017.

Item 11. Executive Compensation.

The information required by this item will be incorporated by reference in a future filing with the SEC within 120 days after December 31, 2017.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be incorporated by reference in a future filing with the SEC within 120 days after December 31, 2017.

Equity Compensation Plan Information

The following table provides aggregate information presented as of December 31, 2017 with respect to all compensation plans under which equity securities are authorized for issuance.

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Averaged Exercise Price of Outstanding Options, Warrants and Rights (1)	Number of Securities Remaining Available for Future Issuance (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by shareholders	199,123	$31.42	1,811,125
Equity compensation plans not approved by shareholders	—	—	—
Total	199,123	$31.42	1,811,125

(1)	The weighted average exercise price relates to the 199,123 outstanding options included in column (a).

Item 13. Certain Relationships and Related Transactions and Director Independence.

The information required by this item will be incorporated by reference in a future filing with the SEC within 120 days after December 31, 2017.

Item 14. Principal Accounting Fees and Services.

The information required by this item will be incorporated by reference in a future filing with the SEC within 120 days after December 31, 2017.

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

1.2
Underwriting Agreement, by and between Bill Barrett Corporation and J.P. Morgan Securities LLC, dated as of December 5, 2017. [Incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K file with the Commission on December 8, 2017.]

2.1*	Purchase and Sale Agreement dated November 20, 2017 between Bill Barrett Corporation and Circle B Land Company as sellers and Finley Resources and Big West Exploration and Production as buyers.

2.2
Merger Agreement, dated December 4, 2017, by and among Fifth Creek Energy Operating Company, LLC, Bill Barrett Corporation, Red Rider Holdco, Inc., Rio Merger Sub, LLC, Rider Merger Sub, Inc., Fifth Creek Energy Company, LLC, and NGP Natural Resources XI, L.P. [Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the Commission on December 5, 2017.]

3.1	Amended and Restated Certificate of Incorporation of Bill Barrett Corporation. [Incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the year ended December 31, 2016.]

3.2	Bill Barrett Corporation Amended and Restated Bylaws. [Incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K filed with the Commission on May 15, 2012.]

3.3	Bill Barrett Corporation Amended and Restated Bylaws. [Incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K filed with the Commission on May 15, 2012.]

4.1	Specimen Certificate of Common Stock. [Incorporated by reference to Exhibit 4.1 of Amendment No. 1 to our Registration Statement on Form 8-A filed with the Commission on December 20, 2004.]

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

4.3
Indenture for 8.75% Senior Notes due 2025, dated April 28, 2017, among the Company, Circle B Land Company LLC, Aurora Gathering LLC, and Deutsche Bank Trust Company Americas, as Trustee [Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed with the Commission on April 28, 2017].

4.4
Supplemental Indenture, dated as of December 13, 2017, to the Fourth Supplemental Indenture, dated as of March 12, 2012, by and among Bill Barrett Corporation, the Guarantors named therein, and Deutsche Bank Trust Company Americas, as Trustee, relating to the 7.00% Senior Notes due 2022. [Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the Commission on December 15, 2017.]

4.5
First Supplemental Indenture, dated as of December 13, 2017, to the Indenture, dated as of April 28, 2017, by and among Bill Barrett Corporation, the Guarantors named therein, and Deutsche Bank Trust Company Americas, as Trustee, relating to the 8.75% Senior Notes due 2025. [Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the Commission on December 15, 2017.]

10.1(a)
Third Amended and Restated Credit Agreement, dated as of March 16, 2010, among Bill Barrett Corporation and the banks named therein. [Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on March 17, 2010.]

10.1(b)
First Amendment, dated as of October 18, 2011, to Third Amended and Restated Credit Agreement, dated as of March 16, 2010, among Bill Barrett Corporation and the banks named therein. [Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on October 18, 2011.]

10.1(c)
Second Amendment, dated effective as of September 30, 2014, to Third Amended and Restated Credit Agreement, dated as of March 16, 2010, among Bill Barrett Corporation and the banks named therein. [Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on December 11, 2014.]

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

10.11	2016 Debt Exchange Agreement. [Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the Commission on August 4, 2016.]

10.12*	2017 Debt Exchange Agreement.

10.13
Purchase Agreement, dated as of April 25, 2017, by and among Bill Barrett Corporation, the Guarantors named therein, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the several Initial Purchasers named therein, relating to the 8.75% Senior Notes due 2025. [Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on April 28, 2017.]

10.14
Registration Rights Agreement, dated as of April 28, 2017, by and among Bill Barrett Corporation, the Guarantors named therein, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the several Initial Purchasers named therein, relating to the 8.75% Senior Notes due 2025. [Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the Commission on April 28, 2017.]

10.15
Form of Stockholders Agreement between Red Rider Holdco, Inc., Fifth Creek Energy Company, LLC, and NGP Natural Resources XI, L.P. [Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on December 5, 2017.]

10.16+	Confidential Severance and Release Agreement dated March 17, 2016. [Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on March 18, 2016.]

10.17+	Confidential Severance and Release Agreement dated April 7, 2016. [Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on April 8, 2016.]

10.18+	Deferred Compensation Plan. [Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the Commission on May 5, 2016.]

12.1*	Computation of Ratio of Earnings to Fixed Charges.

14.1	Code of Business Conduct and Ethics, as amended December 4, 2017. [Incorporated by reference to Exhibit 14.1 to our Current Report on Form 8-K filed with the Commission on December 8, 2017.]

21.1*	Subsidiaries of the Registrant.

Exhibit Number	Description of Exhibits
23.1*	Consent of Deloitte & Touche LLP.

23.2*	Consent of Netherland, Sewell & Associates, Inc., Independent Petroleum Engineers.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32**	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

99.1*	Report of Netherland, Sewell & Associates, Inc. dated January 11, 2018, concerning audit of oil and gas reserve estimates.

99.2*	Executive Compensation Clawback Policy dated November 6, 2014.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates a management contract or compensatory plan or arrangement, as required by Item 15(a)(3).
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BILL BARRETT CORPORATION

Date:	February 27, 2018	By:	/s/ R. Scot Woodall
R. Scot Woodall
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title		Date

/s/ R. Scot Woodall			Chief Executive Officer, President, and Director (Principal Executive Officer)	February 27, 2018
R. Scot Woodall

/s/ William M. Crawford			Senior Vice President—Treasury and Finance (Principal Financial Officer)	February 27, 2018
William M. Crawford

/s/ David R. Macosko			Senior Vice President— Accounting (Principal Accounting Officer)	February 27, 2018
David R. Macosko

/s/ William F. Owens			Director	February 27, 2018
William F. Owens

/s/ Jim W. Mogg			Director	February 27, 2018
Jim W. Mogg

/s/ Edmund P. Segner, III			Director	February 27, 2018
Edmund P. Segner, III

/s/ Randy I. Stein			Director	February 27, 2018
Randy I. Stein

/s/ Michael E. Wiley			Director	February 27, 2018
Michael E. Wiley

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Bill Barrett Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bill Barrett Corporation and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), cash flows, and stockholders' equity for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with the accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Denver, Colorado
February 27, 2018

We have served as the Company's auditor since 2003.

BILL BARRETT CORPORATION

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2017	2016
	(in thousands, except share data)
Assets:
Current assets:
Cash and cash equivalents	$314,466	$275,841
Accounts receivable, net of allowance for doubtful accounts	51,415	32,837
Derivative assets	—	8,398
Prepayments and other current assets	1,782	1,376
Total current assets	367,663	318,452
Property and equipment - at cost, successful efforts method for oil and gas properties:
Proved oil and gas properties	1,361,168	1,539,373
Unproved oil and gas properties, excluded from amortization	84,676	58,830
Furniture, equipment and other	17,899	23,636
	1,463,743	1,621,839
Accumulated depreciation, depletion, amortization and impairment	(444,863)	(559,690)
Total property and equipment, net	1,018,880	1,062,149
Deferred income tax asset	—	1,587
Deferred financing costs and other noncurrent assets	4,163	3,153
Total	$1,390,706	$1,385,341
Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable and accrued liabilities	$84,055	$49,447
Amounts payable to oil and gas property owners	16,594	6,192
Production taxes payable	26,876	22,992
Derivative liabilities	20,940	4,346
Deferred income taxes	—	1,587
Current portion of long-term debt	469	454
Total current liabilities	148,934	85,018
Long-term debt, net of debt issuance costs	617,744	711,808
Asset retirement obligations	16,097	10,703
Derivatives and other noncurrent liabilities	9,377	6,269
Commitments and contingencies (Note 13)
Stockholders' equity:
Common stock, $0.001 par value; authorized 300,000,000 and 150,000,000 shares at December 31, 2017 and 2016; 110,363,539 and 75,721,360 shares issued and outstanding at December 31, 2017 and 2016, respectively, with 1,394,868 and 1,325,714 shares subject to restrictions, respectively	109	74
Additional paid-in capital	1,279,507	1,113,797
Retained earnings (accumulated deficit)	(681,062)	(542,328)
Treasury stock, at cost: zero shares at December 31, 2017 and 2016	—	—
Total stockholders' equity	598,554	571,543
Total	$1,390,706	$1,385,341
See notes to Consolidated Financial Statements.

BILL BARRETT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2017	2016	2015
	(in thousands, except share and per share data)
Operating Revenues:
Oil, gas and NGL production	$251,215	$178,328	$204,537
Other operating revenues	1,624	491	3,355
Total operating revenues	252,839	178,819	207,892
Operating Expenses:
Lease operating expense	24,223	27,886	42,753
Gathering, transportation and processing expense	2,615	2,365	3,482
Production tax expense	14,476	10,638	12,197
Exploration expense	83	83	153
Impairment, dry hole costs and abandonment expense	49,553	4,249	575,310
(Gain) loss on sale of properties	(92)	1,078	1,745
Depreciation, depletion and amortization	159,964	171,641	205,275
Unused commitments	18,231	18,272	19,099
General and administrative expense	42,476	42,169	53,890
Merger transaction expense	8,749	—	—
Other operating expenses, net	(1,514)	(316)	—
Total operating expenses	318,764	278,065	913,904
Operating Income (Loss)	(65,925)	(99,246)	(706,012)
Other Income and Expense:
Interest and other income	1,359	235	565
Interest expense	(57,710)	(59,373)	(65,305)
Commodity derivative gain (loss)	(9,112)	(20,720)	104,147
Gain (loss) on extinguishment of debt	(8,239)	8,726	1,749
Total other income (expense)	(73,702)	(71,132)	41,156
Income (Loss) before Income Taxes	(139,627)	(170,378)	(664,856)
(Provision for) Benefit from Income Taxes	1,402	—	177,085
Net Income (Loss)	$(138,225)	$(170,378)	$(487,771)
Net Income (Loss) Per Common Share, Basic	$(1.80)	$(3.08)	$(10.10)
Net Income (Loss) Per Common Share, Diluted	$(1.80)	$(3.08)	$(10.10)
Weighted Average Common Shares Outstanding, Basic	76,858,815	55,384,020	48,303,276
Weighted Average Common Shares Outstanding, Diluted	76,858,815	55,384,020	48,303,276
See notes to Consolidated Financial Statements.

BILL BARRETT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Net Income (Loss)	$(138,225)	$(170,378)	$(487,771)
Other comprehensive income (loss)	—	—	—
Comprehensive Income (Loss)	$(138,225)	$(170,378)	$(487,771)
See notes to Consolidated Financial Statements.

BILL BARRETT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Operating Activities:
Net Income (Loss)	$(138,225)	$(170,378)	$(487,771)
Adjustments to reconcile to net cash provided by operations:
Depreciation, depletion and amortization	159,964	171,641	205,275
Deferred income taxes	—	—	(176,797)
Impairment, dry hole costs and abandonment expense	49,553	4,249	575,310
Commodity derivative (gain) loss	9,112	20,720	(104,147)
Settlements of commodity derivatives	19,099	95,598	179,652
Stock compensation and other non-cash charges	6,596	8,982	10,040
Amortization of deferred financing costs	2,194	2,834	4,624
(Gain) loss on extinguishment of debt	8,239	(8,726)	(1,749)
(Gain) loss on sale of properties	(92)	1,078	1,745
Change in operating assets and liabilities:
Accounts receivable	(18,578)	10,624	20,995
Prepayments and other assets	(1,848)	350	311
Accounts payable, accrued and other liabilities	11,690	(2,893)	(18,798)
Amounts payable to oil and gas property owners	10,402	(9,465)	(3,530)
Production taxes payable	3,884	(2,878)	(11,482)
Net cash provided by (used in) operating activities	121,990	121,736	193,678
Investing Activities:
Additions to oil and gas properties, including acquisitions	(239,631)	(106,870)	(324,534)
Additions of furniture, equipment and other	(926)	(1,195)	(1,223)
Proceeds from sale of properties and other investing activities	101,546	24,927	123,122
Cash paid for short-term investments	—	—	(114,883)
Proceeds from the sale of short-term investments	—	—	115,000
Net cash provided by (used in) investing activities	(139,011)	(83,138)	(202,518)
Financing Activities:
Proceeds from debt	275,000	—	—
Principal and redemption premium payments on debt	(322,343)	(440)	(25,191)
Proceeds from sale of common stock, net of offering costs	110,710	110,003	—
Deferred financing costs and other	(7,721)	(1,156)	(3,037)
Net cash provided by (used in) financing activities	55,646	108,407	(28,228)
Increase (Decrease) in Cash and Cash Equivalents	38,625	147,005	(37,068)
Beginning Cash and Cash Equivalents	275,841	128,836	165,904
Ending Cash and Cash Equivalents	$314,466	$275,841	$128,836
See notes to Consolidated Financial Statements.

BILL BARRETT CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Treasury Stock	Total Stockholders' Equity
Balance at December 31, 2014	$48	$913,619	$115,821	$—	$1,029,488
Exercise of options, restricted stock activity and shares exchanged for exercise and tax withholding	—	—	—	(1,173)	(1,173)
Stock-based compensation	—	10,468	—	—	10,468
Retirement of treasury stock	—	(1,173)	—	1,173	—
Settlement of convertible notes		(1,596)			(1,596)
Net income (loss)	—	—	(487,771)	—	(487,771)
Balance at December 31, 2015	48	921,318	(371,950)	—	549,416
Exercise of options, restricted stock activity and shares exchanged for exercise and tax withholding	1	—	—	(1,114)	(1,113)
Stock-based compensation	—	9,455	—	—	9,455
Retirement of treasury stock	—	(1,114)	—	1,114	—
Exchange of senior notes for shares of common stock	10	74,390	—	—	74,400
Issuance of common stock, net of offering costs	15	109,748	—	—	109,763
Net income (loss)	—	—	(170,378)	—	(170,378)
Balance at December 31, 2016	74	1,113,797	(542,328)	—	571,543
Cumulative effect of accounting change (1)	—	180	(509)	—	(329)
Exercise of options, restricted stock activity and shares exchanged for exercise and tax withholding	1	—	—	(1,253)	(1,252)
Stock-based compensation	—	7,099	—	—	7,099
Retirement of treasury stock	—	(1,253)	—	1,253	—
Exchange of senior notes for shares of common stock	11	48,981	—	—	48,992
Issuance of common stock, net of offering costs	23	110,703	—	—	110,726
Net income (loss)	—	—	(138,225)	—	(138,225)
Balance at December 31, 2017	$109	$1,279,507	$(681,062)	$—	$598,554
See notes to Consolidated Financial Statements.

(1)
Cumulative effect of accounting change is related to the adoption of Accounting Standards Update 2016-09. See Note 2 of the Consolidated Financial Statements for further detail on the adoption of this accounting standard.

BILL BARRETT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2017, 2016 and 2015

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

Short-term Investments. Short-term investments have maturities of more than three months and less than one year.

Accounts Receivable. Accounts receivable is comprised of the following:

	As of December 31,
	2017	2016
	(in thousands)
Accrued oil, gas and NGL sales	$36,569	$26,542
Due from joint interest owners	14,779	4,366
Other	270	1,952
Allowance for doubtful accounts	(203)	(23)
Total accounts receivable	$51,415	$32,837

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

The following table sets forth the net capitalized costs and associated accumulated DD&A and non-cash impairments relating to the Company's oil, natural gas and NGL producing activities:

	As of December 31,
	2017	2016
	(in thousands)
Proved properties	$230,800	$306,075
Wells and related equipment and facilities	1,088,692	1,164,354
Support equipment and facilities	38,776	63,238
Materials and supplies	2,900	5,706
Total proved oil and gas properties	$1,361,168	$1,539,373
Unproved properties	18,832	27,790
Wells and facilities in progress	65,844	31,040
Total unproved oil and gas properties, excluded from amortization	$84,676	$58,830
Accumulated depreciation, depletion, amortization and impairment	(433,234)	(543,154)
Total oil and gas properties, net	$1,012,610	$1,055,049

All exploratory wells are evaluated for economic viability within one year of well completion. Exploratory wells that discover potentially economic reserves in areas where a major capital expenditure would be required before production could begin, and where the economic viability of that major capital expenditure depends upon the successful completion of further exploratory work in the area, remain capitalized if the well finds a sufficient quantity of reserves to justify its completion as a producing well and the Company is making sufficient progress assessing the reserves and the economic and operating viability of the project. As of December 31, 2017 and 2016, there were no exploratory well costs that had been capitalized for a period greater than one year since the completion of drilling.

The Company reviews proved oil and gas properties on a field-by-field basis for impairment on a quarterly basis or whenever events and circumstances indicate that a decline in the recoverability of their carrying value may have occurred. Whenever the Company concludes the carrying value may not be recoverable, the Company estimates the expected undiscounted future net cash flows of its oil and gas properties based on the Company's best estimate of development plans, future production, commodity pricing, gathering and transportation deductions, production tax rates, lease operating expenses and future development costs. The Company compares such undiscounted future net cash flows to the carrying amount of the oil and gas properties to determine if the carrying amount is recoverable. If the undiscounted future net cash flows exceed the carrying amount of the proved oil and gas properties, no impairment is taken. If the carrying value of a property exceeds the undiscounted future net cash flows, the Company will impair the carrying value to fair value based on an analysis of quantitative and qualitative factors existing as of the balance sheet date. The Company does not believe that the undiscounted future net cash flows of its oil and gas properties represent the applicable market value. The factors used to determine fair value include, but are not limited to, recent sales prices of comparable properties, indications from marketing activities, the present value of future revenues, net of estimated operating and development costs using estimates of reserves, future commodity pricing, future production estimates, anticipated capital expenditures and various discount rates commensurate with the risk and current market conditions associated with realizing the expected cash flows projected.

Oil and gas properties are also assessed for impairment once they meet the criteria to be classified as held for sale. Assets held for sale are carried at the lower of carrying cost or fair value less costs to sell. The fair value of the assets is determined using a market approach, based on an estimated selling price, as evidenced by current marketing activities, if possible. If an estimated selling price is not available, the Company utilizes the income valuation technique which involves calculating the present value of future revenues, as discussed above. If the carrying amount of the assets exceeds the fair value less costs to sell, an impairment will result to reduce the value of the properties down to fair value less costs to sell. The estimated fair value of assets held for sale may be materially different from sales proceeds that we eventually realize due to a number of factors including but not limited to the differences in expected future commodity pricing, location and quality differentials, our relative desire to dispose of such properties based on facts and circumstances impacting our business at the time we agree to sell, such as our position in the field subsequent to the sale and plans for future acquisitions or development in core areas.

The Company recognized non-cash impairment charges, which were included within impairment, dry hole costs and abandonment expense in the Consolidated Statements of Operations, as follows:

	Year Ended December 31,
	2017		2016	2015
	(in thousands)
Impairment of proved oil and gas properties	$37,945	(1)	$—	$559,282	(3)
Impairment of unproved oil and gas properties	11,153	(2)	183	13,156	(3)
Dry hole costs	—		97	123
Abandonment expense	455		3,969	2,749
Total impairment, dry hole costs and abandonment expense	$49,553		$4,249	$575,310

(1)
The Company recognized a non-cash impairment charge associated with the Company's Uinta Oil Program proved properties during the year ended December 31, 2017. The properties were sold on December 29, 2017.

(2)
As a result of no future plans to develop certain acreage and/or estimated market values below carrying value, the Company recognized non-cash impairment charges of $9.1 million associated with certain unproved properties in the Cottonwood Gulch area of the Piceance Basin and $2.1 million associated with certain non-core unproved properties in the DJ Basin.

(3)
Due to the decline in oil prices, the Company recognized a non-cash impairment charge associated with the Company's Uinta Oil Program proved and unproved properties for the year ended December 31, 2015.

The provision for DD&A of oil and gas properties is calculated on a field-by-field basis using the unit-of-production method. Natural gas and NGLs are converted to an oil equivalent, Boe, at the standard rate of six Mcf to one Boe and forty-two gallons to one Boe, respectively. Estimated future dismantlement, restoration and abandonment costs are taken into consideration by this calculation.

Accounts Payable and Accrued Liabilities. Accounts payable and accrued liabilities are comprised of the following:

	As of December 31,
	2017	2016
	(in thousands)
Accrued drilling, completion and facility costs	$35,856	$15,594
Accrued lease operating, gathering, transportation and processing expenses	4,360	4,261
Accrued general and administrative expenses	11,134	6,375
Accrued interest payable	6,484	12,264
Accrued merger transaction expenses	8,278	—
Prepayments from partners	2,524	332
Trade payables	10,067	7,900
Other	5,352	2,721
Total accounts payable and accrued liabilities	$84,055	$49,447

Environmental Liabilities. Environmental expenditures that relate to an existing condition caused by past operations and that do not contribute to current or future revenue generation are expensed. Environmental liabilities are accrued when environmental assessments and/or clean-ups are probable, and the costs can be reasonably estimated. Recent case law in Wyoming has exposed us to potential obligations for plugging and abandoning wells, and associated reclamation, for assets that were sold to other industry parties in prior years. If such third parties become unable to fulfill their contract obligations to the Company as provided for in purchase and sale agreements, regulatory agencies and landowners may demand that the Company perform such activities. The Company recognized $0.7 million and $0.3 million associated with these obligations in other operating expenses in the Consolidated Statement of Operations for the years ended December 31, 2017 and 2016, respectively.

Revenue Recognition. Oil, gas and NGL revenues are recognized when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred and title has transferred, and collectability of the revenue is reasonably assured. The Company uses the sales method to account for gas and NGL imbalances. Under this method, revenues are recorded on the basis of gas and NGLs actually sold by the Company. In addition, the Company records revenues for its share of gas and NGLs sold by other owners that cannot be volumetrically balanced in the future due to insufficient remaining reserves. The Company also reduces revenues for other owners' gas and NGLs sold by the Company that cannot be volumetrically balanced in the future due to insufficient remaining reserves. The Company's remaining over- and under- produced gas and NGLs balancing positions are taken into account in determining the Company's proved oil, gas and NGL reserves. Imbalances at December 31, 2017 and 2016 were not material.

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

The Company accounts for uncertainty in income taxes for tax positions taken or expected to be taken in a tax return. Only tax positions that meet the more-likely-than-not recognition threshold are recognized. The Company does not have any uncertain tax positions recorded as of December 31, 2017 or 2016.

Earnings/Loss Per Share. Basic net income (loss) per common share is calculated by dividing net income (loss) attributable to common stock by the weighted average number of common shares outstanding during each period. Diluted net income (loss) per common share is calculated by dividing net income (loss) attributable to common stock by the weighted average number of common shares outstanding and other dilutive securities. Potentially dilutive securities for the diluted net income per common share calculations consist of nonvested equity shares of common stock and in-the-money outstanding stock options to purchase the Company's common stock. As the Company was in a net loss position, all potentially dilutive securities were anti-dilutive for the years ended December 31, 2017, 2016 and 2015.

The following table sets forth the calculation of basic and diluted net income (loss) per share:

	Year Ended December 31,
	2017	2016	2015
	(in thousands, except per share amounts)
Net income (loss)	$(138,225)	$(170,378)	$(487,771)
Basic weighted-average common shares outstanding in period	76,859	55,384	48,303
Add dilutive effects of stock options and nonvested shares of common stock	—	—	—
Diluted weighted-average common shares outstanding in period	76,859	55,384	48,303
Basic net income (loss) per common share	$(1.80)	$(3.08)	$(10.10)
Diluted net income (loss) per common share	$(1.80)	$(3.08)	$(10.10)

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The objective of this update is to clarify the principles for recognizing revenue and to develop a common revenue standard. The FASB subsequently issued ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20, which provided additional implementation guidance and deferred the effective date of ASU 2014-09. The standard is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods. The standard will be adopted using the modified retrospective transition method, effective January 1, 2018. The Company has performed an assessment of its current existing revenue contracts and has implemented additional control procedures. On a prospective basis, the Company will net its gathering, transportation and processing expenses (not already presented on a net basis) against its oil, gas, and NGL production revenues. However, the cash flow and timing of the Company's revenue will not change, therefore, there will be no impact to the Company's net income (loss) or net income (loss) per common share. The standard will also require expanded footnote disclosure.

3. Supplemental Disclosures of Cash Flow Information

Supplemental cash flow information is as follows:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Cash paid for interest	$61,295	$58,193	$61,047
Cash paid for income taxes	—	—	2
Supplemental disclosures of non-cash investing and financing activities:
Accrued liabilities - oil and gas properties	43,980	23,944	33,805
Change in asset retirement obligations, net of disposals	5,376	(4,799)	(9,101)
Fair value of debt exchanged for common stock (1)	48,992	74,400	—
Retirement of treasury stock	(1,253)	(1,114)	(1,173)
Properties exchanged in non-cash transactions	13,323	—	—

(1)	See Note 5 for additional information regarding the 2017 Debt Exchange and the 2016 Debt Exchange.

4. Mergers, Acquisitions, Exchanges and Divestitures

Pending Merger with Fifth Creek Operating Company, LLC

On December 4, 2017, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Fifth Creek Operating Company, LLC ("Fifth Creek"), Red Rider Holdco, Inc., a wholly owned subsidiary of the Company ("New Parent"), Rio Merger Sub, LLC, a direct wholly owned subsidiary of New Parent ("Rio Grande Merger Sub"), Rider Merger Sub, Inc., a direct wholly owned subsidiary of New Parent ("Parent Merger Sub"), and, for limited purposes set forth in the Merger Agreement, Fifth Creek Energy Company, LLC ("Holdings") and NGP Natural Resources XI, L.P. ("NGP"). Pursuant to the terms of the Merger Agreement, at the closing of the mergers contemplated by the Merger Agreement (collectively, the "Merger") (a) Parent Merger Sub will be merged with and into the Company, with the Company surviving the Merger, and (b) Rio Grande Merger Sub will be merged with and into Fifth Creek, with Fifth Creek surviving the Merger, as a result of which the Company and Fifth Creek will each become direct wholly owned subsidiaries of New Parent.

As consideration to the Company's stockholders, each share of the Company's common stock will be converted into the right to receive one share of New Parent common stock and Holdings will receive 100 million shares of New Parent common stock, subject to the terms of the Stockholders Agreement to be entered into upon closing of the Merger by and among New Parent, Holdings and, for limited purposes set forth in the Stockholders Agreement, NGP.

Fifth Creek is an exploration and production company focusing on the development of oil and gas reserves from the DJ Basin. Fifth Creek's properties include approximately 81,000 net acres in Weld County in the DJ Basin, substantially all of which are operated. The assets the Company will acquire in the Merger also include 62 producing standard-length lateral wells and seven producing extended-reach lateral wells. Under the Merger Agreement, Fifth Creek may incur up to a total of $54.0 million in indebtedness prior to the closing of the Merger.

The closing of the transaction is subject to the receipt of any required regulatory approvals, the approval of the Company's stockholders and the satisfaction of other customary closing conditions. The Company's stockholders are scheduled to vote on March 16, 2018 and the transaction is expected to close on or about March 19, 2018.

2017 Acquisitions, Exchanges and Divestitures.

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

During the year ended December 31, 2017, the Company completed two acreage exchange transactions to consolidate certain acreage positions in the DJ Basin. Pursuant to the transactions, the Company exchanged leasehold interests in certain proved undeveloped acreage. The Company's future cash flows are not expected to significantly change as a result of the exchange transactions, therefore, the non-monetary exchanges were measured based on the carrying values and not on the fair values of the assets exchanged.

On December 29, 2017, the Company completed the sale of its remaining non-core assets in the Uinta Basin. The Company received $102.3 million in cash proceeds, before final closing adjustments. In addition to the cash proceeds, the Company recognized non-cash proceeds of $4.8 million related to relief from the Company's asset retirement obligation. During the quarter ended December 31, 2017, the Company recognized proved property impairment of $37.9 million with respect to these properties in the Consolidated Statement of Operations. The carrying amounts by major asset class within the disposal group for the Uinta Basin are summarized below (in thousands):

Assets:
Proved oil and gas properties	$410,028
Unproved oil and gas properties, excluded from amortization	379
Furniture, equipment and other	1,593
Accumulated depreciation, depletion, amortization and impairment	(304,939)
Total assets	107,061
Liabilities:
Asset retirement obligations	4,773
Total liabilities	4,773
Net assets	$102,288

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

2015 Divestitures.

On February 27, 2015, the Company sold its remaining Powder River Basin assets. The Company received $9.3 million in cash proceeds, after final closing adjustments. These assets were classified as held for sale in the Consolidated Balance Sheet as of December 31, 2014. Upon the classification as held for sale, the assets were analyzed relative to their fair market values. The Company recognized proved and unproved property impairments of $14.8 million and $6.4 million, respectively, during the year ended December 31, 2014, with respect to these properties.

Also during the year ended December 31, 2015, the Company sold certain non-core assets located in the DJ Basin in two separate transactions that closed on October 21, 2015 and November 30, 2015, respectively. In the aggregate, these non-core assets included interests in legacy vertical producing wells and were sold for cash proceeds of $29.5 million, after final closing adjustments.

On November 30, 2015, the Company sold certain non-core assets located in the Uinta Basin, which included interests in producing wells for cash proceeds of $25.3 million, after final closing adjustments.

5. Long-Term Debt

The Company's outstanding debt is summarized below:

		As of December 31, 2017			As of December 31, 2016
	Maturity Date	Principal	Debt Issuance Costs	Carrying Amount	Principal	Debt Issuance Costs	Carrying Amount
		(in thousands)
Amended Credit Facility	April 9, 2020	$—	$—	$—	$—	$—	$—
Convertible Notes (1)	March 15, 2028	—	—	—	579	—	579
7.625% Senior Notes (2)	October 1, 2019	—	—	—	315,300	(2,169)	313,131
7.0% Senior Notes (3)	October 15, 2022	350,000	(4,033)	345,967	400,000	(4,227)	395,773
8.75% Senior Notes (4)	June 15, 2025	275,000	(5,080)	269,920	—	—	—
Lease Financing Obligation (5)	August 10, 2020	2,328	(2)	2,326	2,782	(3)	2,779
Total Debt		$627,328	$(9,115)	$618,213	$718,661	$(6,399)	$712,262
Less: Current Portion of Long-Term Debt (6)		469	—	469	454	—	454
Total Long-Term Debt		$626,859	$(9,115)	$617,744	$718,207	$(6,399)	$711,808

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

(3)
The aggregate estimated fair value of the 7.0% Senior Notes was approximately $356.1 million and $384.5 million as of December 31, 2017 and 2016, respectively, based on reported market trades of these instruments.

(4)	The aggregate estimated fair value of the 8.75% Senior Notes was approximately $305.3 million as of December 31, 2017 based on reported market trades of these instruments.

(5)
The aggregate estimated fair value of the Lease Financing Obligation was approximately $2.1 million and $2.6 million as of December 31, 2017 and 2016, respectively. As there is no active public market for the Lease Financing Obligation, the aggregate estimated fair value was based on market-based parameters of comparable term secured financing instruments.

(6)	The current portion of long-term debt as of December 31, 2017 and 2016 includes the current portion of the Lease Financing Obligation.

Amended Credit Facility

The Amended Credit Facility had commitments from 13 lenders and a borrowing base of $300.0 million as of December 31, 2017. As credit support for future payment under a contractual obligation, a $26.0 million letter of credit has been issued under the Amended Credit Facility, which reduced the available borrowing capacity of the Amended Credit Facility as of December 31, 2017 to $274.0 million. There were no borrowings under the Amended Credit Facility in 2017 or 2016.

Interest rates are LIBOR plus applicable margins of 1.5% to 2.5% or ABR plus 0.5% to 1.5% and the unused commitment fee is between 0.375% to 0.5% based on borrowing base utilization.

The borrowing base under the Amended Credit Facility is determined at the discretion of the lenders, based on the collateral value of the Company's proved reserves that have been mortgaged to the lenders, and is subject to regular re-determinations on or about April 1 and October 1 of each year, as well as following any property sales. The lenders conducted an interim review of the Company's DJ Basin properties and, upon the disposition of the Company's remaining Uinta Basin properties in December 2017, the lenders waived their right to reduce the Company's $300.0 million borrowing base. While there can be no guarantees, the Company anticipates that completion of the Merger and the resulting increase in proved reserves, along with the development of the Company's properties since prior re-determinations, will have a positive effect on the borrowing base. Future borrowing bases will be computed based on proved oil, natural gas and NGL reserves, hedge positions and estimated future cash flows from those reserves calculated using future commodity pricing provided by the Company's lenders, as well as any other outstanding debt. Lower commodity prices could result in a decreased borrowing base.

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

7.625% Senior Notes Due 2019

On May 30, 2017, the Company redeemed the $315.3 million of outstanding 7.625% Senior Notes with cash on hand and proceeds from the issuance of its 8.75% Senior Notes on April 28, 2017. See "8.75% Senior Notes due 2025" for additional information.

Due to the redemption of the Convertible Notes and the 7.625% Senior Notes, the Company recognized a $7.9 million loss on extinguishment of debt on the Consolidated Statement of Operations for the year ended December 31, 2017.

The 7.625% Senior Notes were issued at $400.0 million in principal amount on September 27, 2011. On June 3, 2016, the Company completed a debt exchange with a holder of the 7.625% Senior Notes (the "2016 Debt Exchange"). The holder exchanged $84.7 million principal amount of the 7.625% Senior Notes for 10,000,000 newly issued shares of the Company's common stock. Based on the fair value of the shares issued, the Company recognized an $8.7 million gain on extinguishment of debt on the Consolidated Statement of Operations for the year ended December 31, 2016. Following the 2016 Debt Exchange, the remaining aggregate principal amount was $315.3 million, which, as indicated above, was then redeemed on May 30, 2017.

7.0% Senior Notes Due 2022

On March 12, 2012, the Company issued $400.0 million in aggregate principal amount of 7.0% Senior Notes due October 15, 2022 at par. On December 15, 2017, the Company completed a debt exchange with a holder of the 7.0% Senior Notes (the "2017 Debt Exchange"). The holder exchanged $50.0 million principal amount of the 7.0% Senior Notes for 10,863,000 newly issued shares of the Company's common stock. Based on the fair value of the shares issued, the Company recognized a $0.3 million loss on extinguishment of debt on the Consolidated Statement of Operations for the year ended December 31, 2017. Following the 2017 Debt Exchange, $350.0 million aggregate principal amount of the 7.0% Senior Notes was outstanding as of December 31, 2017.

The 7.0% Senior Notes mature on October 15, 2022, unless earlier redeemed or purchased by the Company. Interest is payable in arrears semi-annually on April 15 and October 15 of each year. The 7.0% Senior Notes are senior unsecured obligations and rank equal in right of payment with all of the Company's other existing and future senior unsecured indebtedness, including the 8.75% Senior Notes.

The 7.0% Senior Notes became redeemable at the Company's option on October 15, 2017 at a redemption price of 103.500% of the principal amount. The redemption price will decrease to 102.333%, 101.167% and 100.000% of the principal amount in 2018, 2019 and 2022, respectively. The 7.0% Senior Notes are fully and unconditionally guaranteed by the subsidiaries that guarantee the Company's indebtedness under the Amended Credit Facility and the 8.75% Senior Notes. The 7.0% Senior Notes include certain covenants that limit the Company's ability to incur additional indebtedness, make restricted payments, create liens or sell assets and that generally prohibit the Company from paying dividends. The Company is currently in compliance with all financial covenants and has complied with all financial covenants since issuance. On December 13, 2017, the Company entered into consent agreements with the holders of a majority of the 7.0% Senior Notes to amend the indenture governing the 7.0% Senior Notes to, among other things, amend the defined term "Change of Control" in the indenture to provide that the Merger will not constitute a "Change of Control" under the indenture. The Company paid consent fees of $2.50 per $1,000 principal amount, or approximately $1.0 million, related to the 7.0% Senior Notes. The consent fees were reported in long-term debt, net of issuance costs on the Consolidated Balance Sheet as of December 31, 2017 and will be amortized over the remaining term of the 7.0% Senior Notes.

8.75% Senior Notes due 2025

On April 28, 2017, the Company issued $275.0 million in aggregate principal amount of 8.75% Senior Notes due June 15, 2025 at par. Interest is payable in arrears semi-annually on June 15 and December 15 of each year. The 8.75% Senior Notes are senior unsecured obligations and rank equal in right of payment with all of the Company's other existing and future senior unsecured indebtedness, including the 7.0% Senior Notes.

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

The 8.75% Senior Notes are fully and unconditionally guaranteed by the subsidiaries that guarantee the Company's indebtedness under the Amended Credit Facility and the 7.0% Senior Notes. The 8.75% Senior Notes include certain covenants that limit the Company's ability to incur additional indebtedness, make restricted payments, create liens or sell assets and that generally prohibit the Company from paying dividends. The Company is currently in compliance with all covenants and has complied with all covenants since issuance. On December 13, 2017, the Company entered into consent agreements with all of the holders of the 8.75% Senior Notes to amend the indenture governing the 8.75% Senior Notes to, among other things, amend the defined term "Change of Control" in the indenture to provide that the Merger will not constitute a "Change of Control" under such indenture. The Company paid consent fees of $2.50 per $1,000 principal amount, or approximately $0.7 million, related to the 8.75% Senior Notes. The consent fees were reported in long-term debt, net of issuance costs on the Consolidated Balance Sheet as of December 31, 2017 and will be amortized over the remaining term of the 8.75% Senior Notes.

Nothing in the indentures governing the 7.0% Senior Notes or the 8.75% Senior Notes prohibits the Company from repurchasing any of the notes from time to time at any price in open market purchases, negotiated transactions or by tender offer or otherwise without any notice to or consent of the holders.

Lease Financing Obligation Due 2020

The Company has a lease financing obligation with a balance of $2.3 million as of December 31, 2017 resulting from the Company's sale and subsequent lease back of certain compressors and related facilities owned by the Company (the "Lease Financing Obligation"). The Lease Financing Obligation expires on August 10, 2020, and the Company has the option to purchase the equipment at the end of the lease term for the then current fair market value. The Lease Financing Obligation also contains an early buyout option pursuant to which the Company may purchase the equipment for $1.8 million on February 10, 2019. The lease payments related to the equipment are recognized as principal and interest expense based on a weighted average implicit interest rate of 3.3%. See Note 13 for discussion of aggregate minimum future lease payments.

6. Asset Retirement Obligations

A reconciliation of the Company's asset retirement obligations for the year ended December 31, 2017, 2016 and 2015 is as follows:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Beginning of period	$11,238	$15,176	$22,852
Liabilities incurred (1)	10,683	83	781
Liabilities settled	(1,063)	(16)	(739)
Disposition of properties	(5,138)	(4,840)	(9,056)
Accretion expense	972	861	1,425
Revisions to estimate	894	(26)	(87)
End of period	$17,586	$11,238	$15,176
Less: Current asset retirement obligations	1,489	535	1,110
Long-term asset retirement obligations	$16,097	$10,703	$14,066

(1)	Includes $8.7 million associated with properties acquired in the DJ Basin during the year ended December 31, 2017. See Note 4 for additional information regarding this acquisition.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Certain assets and liabilities are measured at fair value on a recurring basis in our consolidated balance sheet. The following methods and assumptions were used to estimate the fair values:

Cash equivalents – The highly liquid cash equivalents are recorded at fair value. Carrying value approximates fair value, which represents a Level 1 input.

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

Commodity derivatives – The fair value of crude oil, natural gas and NGL forwards are valued based on an income approach using various assumptions, such as quoted forward prices for commodities and time value factors. These assumptions are observable in the marketplace throughout the full term of the contract, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace, and are, therefore, designated as Level 2 inputs. The Company utilizes its counterparties' valuations to assess the reasonableness of its own valuations.

The commodity derivatives have been adjusted for non-performance risk. For applicable financial assets carried at fair value, the credit standing of the counterparties is analyzed and factored into the fair value measurement of those assets. In addition, the fair value measurement of a liability has been adjusted to reflect the nonperformance risk of the Company.

The following tables set forth by level within the fair value hierarchy the Company's non-financial assets and liabilities that were measured at fair value on a recurring basis in the Consolidated Balance Sheets.

	Level 1	Level 2	Level 3	Total
	(in thousands)
As of December 31, 2017
Financial Assets
Cash equivalents	$271,027	$—	$—	$271,027
Deferred compensation plan	1,749	—	—	1,749
Commodity derivatives	—	656	—	656
Financial Liabilities
Commodity derivatives	—	25,714	—	25,714
As of December 31, 2016
Financial Assets
Cash equivalents	40,115	—	—	40,115
Deferred compensation plan	1,447	—	—	1,447
Commodity derivatives	—	13,156	—	13,156
Financial Liabilities
Commodity derivatives	—	10,003	—	10,003

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis in our consolidated balance sheets. The following methods and assumptions were used to estimate the fair values:

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

Information about the impaired assets is as follows:

	Level 1	Level 2	Level 3	Net Book Value (1)	Impairment Loss (2)
	(in thousands)
Year Ended December 31, 2017
Uinta Basin oil and gas properties (3)	$—	$—	$106,587	$144,532	$37,945
DJ Basin unproved properties	—	—	18,832	20,887	2,055
Piceance Basin unproved properties	—	—	—	9,098	9,098
Year Ended December 31, 2016
Alberta Basin oil and gas properties	—	—	—	183	183
Year Ended December 31, 2015
Uinta Basin oil and gas properties	—	—	183,762	$756,200	572,438

(1)	Amount represents net book value at the date of assessment.

(2)	See Note 2 for additional information regarding oil and gas property impairments.

(3)	The Uinta Basin properties were sold in December 2017. See Note 4 for additional information regarding the sale of the Uinta Basin properties.

Additional Fair Value Disclosures

Long-term Debt – Long-term debt is not presented at fair value on the Consolidated Balance Sheets, as it is recorded at carrying value, net of unamortized debt issuance costs. The Company issued the 8.75% Senior Notes on April 28, 2017 and redeemed its 7.625% Senior Notes on May 30, 2017. The fair values of the Company's fixed rate 7.0% Senior Notes and 8.75% Senior Notes totaled $661.4 million as of December 31, 2017. The fair values of the Company's fixed rate 7.625% Senior Notes and 7.0% Senior Notes totaled $699.0 million as of December 31, 2016. The fair values of the Company's fixed rate Senior Notes are based on active market quotes, which represent Level 1 inputs.

The Company estimated the fair value of the 2017 Debt Exchange and the 2016 Debt Exchange based on the fair value of the Company's common stock. The fair value of the common stock was based on active market quotes, which represent Level 1 inputs. The Company recognized a $0.3 million loss and an $8.7 million gain on extinguishment of debt on the Consolidated Statements of Operations for the years ended December 31, 2017 and 2016, respectively, as a result of the 2017 Debt Exchange and the 2016 Debt Exchange, respectively. See Note 5 for additional information.

There is no active, public market for the Amended Credit Facility or Lease Financing Obligation and there was no such market for the Convertible Notes when they were outstanding. The recorded value of the Amended Credit Facility approximates its fair value due to its floating rate structure based on the LIBOR spread, secured interest, and the Company's borrowing base utilization. The Amended Credit Facility had a balance of zero as of both December 31, 2017 and 2016. The Convertible Notes were redeemed on May 30, 2017 and had a fair value of $0.5 million as of December 31, 2016. The Lease Financing Obligation fair values of $2.1 million and $2.6 million as of December 31, 2017 and 2016, respectively, are measured based on market-based parameters of comparable term secured financing instruments. The fair value measurements for the Amended Credit Facility, Convertible Notes and Lease Financing Obligation represent Level 2 inputs.

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

	As of December 31, 2017
Balance Sheet	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet		Net Amounts of Assets Presented in the Balance Sheet
		(in thousands)
Derivative assets	$594	$(594)	(1)	$—
Deferred financing costs and other noncurrent assets	62	(62)	(1)	—
Total derivative assets	$656	$(656)		$—

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet		Net Amounts of Liabilities Presented in the Balance Sheet
		(in thousands)
Derivative liabilities	$(21,534)	$594	(1)	$(20,940)
Derivatives and other noncurrent liabilities	(4,180)	62	(1)	(4,118)
Total derivative liabilities	$(25,714)	$656		$(25,058)

	As of December 31, 2016
Balance Sheet	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet		Net Amounts of Assets Presented in the Balance Sheet
		(in thousands)
Derivative assets	$13,156	$(4,758)	(1)	$8,398
Deferred financing costs and other noncurrent assets	—	—		—
Total derivative assets	$13,156	$(4,758)		$8,398

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet		Net Amounts of Liabilities Presented in the Balance Sheet
		(in thousands)
Derivative liabilities	$(9,104)	$4,758	(1)	$(4,346)
Derivatives and other noncurrent liabilities	(899)	—		(899)
Total derivative liabilities	$(10,003)	$4,758		$(5,245)

(1)	Asset and liability balances with the same counterparty are presented as a net asset or liability on the Consolidated Balance Sheets.

As of December 31, 2017, the Company had financial instruments in place to hedge the following volumes for the periods indicated:

	For the Year 2018		For the Year 2019
	Derivative Volumes	Weighted Average Price	Derivative Volumes	Weighted Average Price
Oil (Bbls)	3,444,500	$53.01	1,367,250	$52.85
Natural Gas (MMbtu)	1,825,000	2.68	—	—

The Company's derivative financial instruments are generally executed with major financial or commodities trading institutions. The instruments expose the Company to market and credit risks and may, at times, be concentrated with certain counterparties or groups of counterparties. The Company had hedges in place with seven different counterparties as of December 31, 2017. Although notional amounts are used to express the volume of these contracts, the amounts potentially subject to credit risk in the event of non-performance by the counterparties, are substantially smaller. The creditworthiness of counterparties is subject to continual review by management, and the Company believes all of these institutions currently are acceptable credit risks. Full performance is anticipated, and the Company has no past due receivables from any of its counterparties.

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

9. Income Taxes

The (expense) benefit for income taxes consisted of the following for the periods indicated:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Current:
Federal	$1,402	$—	$—
State	—	—	—
Deferred:
Federal	—	—	158,757
State	—	—	18,328
Total	$1,402	$—	$177,085

Income tax (expense) benefit differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pretax income from continuing operations as a result of the following:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Income tax (expense) benefit at the federal statutory rate	$48,869	$59,632	$232,700
State income taxes, net of federal tax effect	4,030	4,971	19,399
Change in federal tax rate	(64,949)	—	—
Refundable AMT credits	1,402	—	—
Nondeductible equity-based compensation	(13,655)	(64)	(179)
Other permanent items	(37)	(62)	(100)
Change in valuation allowance	(35,684)	(64,477)	(74,978)
Change in valuation allowance due to TCJA	64,949	—	—
Change in apportioned state tax rates	(1,086)	—	(74)
Eliminate UT jurisdiction NOL's and credits	(2,647)	—	—
Other, net	210	—	317
Income tax (expense) benefit	$1,402	$—	$177,085

The tax effects of temporary differences that give rise to significant components of the deferred tax assets and deferred tax liabilities at December 31, 2017 and 2016 are presented below:

	As of December 31,
	2017	2016
	(in thousands)
Current:
Deferred tax assets (liabilities):
Derivative instruments	$—	$(1,537)
Accrued expenses	—	256
Prepaid expenses	—	(324)
Other	—	18
Total current deferred tax assets (liabilities)	$—	$(1,587)

Long-term:
Deferred tax assets:
Net operating loss carryforward	$170,536	$252,436
Stock-based compensation	3,826	18,048
Deferred rent	163	443
Minimum tax credit carryforward	—	1,402
Deferred compensation	1,824	1,058
State tax credit carryforwards	6,499	5,588
Financing obligation	705	1,260
Accrued expenses	248	—
Derivative instruments	6,158	—
Other assets	228	263
Less: Valuation allowance	(114,530)	(142,032)
Total long-term deferred tax assets	75,657	138,466
Deferred tax liabilities:
Oil and gas properties	(75,409)	(137,220)
Long-term derivative instruments	—	341
Prepaid expenses	(248)	—
Total long-term deferred tax assets (liabilities)	(75,657)	(136,879)
Net long-term deferred tax assets (liabilities)	$—	$1,587

At December 31, 2017, the Company projected approximately $727.4 million of federal tax net operating loss ("NOL") carryforwards which expire beginning in 2025. At December 31, 2017, the Company had $485.7 million of state NOLs which begin to expire in 2029 and state tax credits of $8.2 million which begin to expire in 2018. As a result of the Merger which we anticipate to close on March 19, 2018, we expect to incur an ownership change and therefore anticipate losing a significant amount of our NOL carryforwards. This will result in a reduction of our deferred tax asset balance related to the NOL carryforward and the associated valuation allowance.

On December 22, 2017, Congress signed into law the Tax Cut and Jobs Act of 2017 ("TCJA"). The TCJA includes significant changes to the U.S. corporate tax systems including a rate reduction from 35% to 21% beginning in January of 2018, the elimination of the corporate alternative minimum tax ("AMT"), the acceleration of depreciation for US tax purposes, limitations on deductibility of interest expense, the elimination of net operating loss carrybacks and limitations on the use of future losses. In accordance with ASC 740, Income Taxes, the impact of a change in tax law is recorded in the period of enactment. Consequently, the Company has recorded a decrease to its net deferred tax assets ("DTA") of $64.9 million with a corresponding net adjustment to the valuation allowance for the year ended December 31, 2017. The Company also eliminated the $1.4 million DTA for its AMT credits and recorded a noncurrent tax receivable with a corresponding benefit to current income taxes. With respect to these particular aspects of the TCJA and the impacts to the 2017 financial statements, management believes the accounting is substantially complete. As a result of other changes introduced by the TCJA, starting with compensation paid in 2018, Section 162(m) will limit the Company from deducting compensation, including performance-based compensation, in excess of $1.0 million paid to anyone who, starting in 2018, serves as the Chief Executive Officer or Chief Financial Officer, or who is among the three most highly compensated executive officers for any fiscal year. The only exception to this rule is for compensation that is paid pursuant to a binding contract in effect on November 2, 2017 that would have otherwise been deductible under the prior Section 162(m) rules. Accordingly, any compensation paid in the future pursuant to new compensation arrangements entered into after November 2, 2017, even if performance-based, will count towards the $1.0 million fiscal year deduction limit if paid to a covered executive. Additional information that may affect the Company's income tax accounts and disclosures would include further clarification and guidance on how the Internal Revenue Service will implement tax reform, including guidance with respect to 100% bonus depreciation on self-constructed assets and Section 162(m), further clarification and guidance on how state taxing authorities will implement tax reform and the related effect on our state income tax returns, completion of the Company's 2017 tax return filings, and the potential for additional guidance from the SEC or the FASB related to tax reform.

In assessing the ability to realize the benefit of the DTA, management must consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers all available evidence (both positive and negative) in determining whether a valuation allowance is required. Such evidence includes the scheduled reversal of DTL, projected future taxable income and tax planning strategies in making this assessment, and judgment is required in considering the relative weight of negative and positive evidence. In regard to the Company's DTAs, the Company considered all available evidence in assessing the need for a valuation allowance.

At December 31, 2017 and 2016, the Consolidated Balance Sheet reflected a net deferred tax asset and liability of zero.

The Company accounts for uncertainty in income taxes for tax positions taken or expected to be taken in a tax return. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits. The Company did not have any additions, reductions or settlements of unrecognized tax benefits. In 2017, the Company generated no uncertain tax positions.

The Company's policy is to classify accrued penalties and interest related to unrecognized tax benefits in the Company's income tax provision. As of December 31, 2017, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the current year.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and in various states. With few exceptions, the Company is subject to U.S. federal tax examination for years 2014 through 2017 and is subject to state tax examination for years 2013 through 2017.

10. Stockholders' Equity

Common and Preferred Stock. The Company's authorized capital structure consists of 75,000,000 shares of preferred stock, par value $0.001 per share, and 300,000,000 shares of common stock, par value $0.001 per share. At the annual meeting in May 2017, a proposal to increase the number of authorized shares of common stock from 150,000,000 to 300,000,000 was approved. There are no issued and outstanding shares of preferred stock.

In June 2015, the Company entered into an Equity Distribution Agreement (the "Agreement") with Goldman, Sachs and Co. (the "Manager"). Pursuant to the terms of the Agreement, the Company may sell, from time to time through or to the Manager, shares of its common stock having an aggregate gross sales price of up to $100.0 million. Sales of the shares, if any, will be made by means of ordinary brokers' transactions through the facilities of the New York Stock Exchange, at market prices, in block transactions, to or through a market maker, through an electronic communications network or as otherwise agreed by the Company and the Manager. As of December 31, 2017, and the date of this filing, no shares have been sold pursuant to the Agreement.

In June 2016, the Company issued 10,000,000 shares of common stock pursuant to the 2016 Debt Exchange with a holder of the Company's 7.625% Senior Notes. The holder exchanged $84.7 million principal amount of the 7.625% Senior Notes for 10,000,000 newly issued shares of the Company's common stock.

In December 2016, the Company completed a public offering of its common stock, selling 15,525,000 shares at a price of $7.40 per share, par value $0.001 per share. The sale included the full exercise by the underwriters of their option to purchase 2,025,000 shares of common stock. Net proceeds from the sale of common stock, after deducting fees and expenses, were $109.7 million.

In December 2017, the Company completed a public offering of its common stock, selling 23,205,529 shares at a price of $5.00 per share, par value $0.001 per share. The sale included the partial exercise of 2,205,529 shares of common stock by the underwriters from their option to purchase 3,150,000 shares of common stock. Net proceeds from the sale, after deducting fees and estimated expenses, were approximately $110.8 million.

In December 2017, the Company issued 10,863,000 shares of common stock pursuant to the 2017 Debt Exchange with a holder of the Company's 7.0% Senior Notes. The holder exchanged $50.0 million principal amount of the 7.0% Senior Notes for 10,863,000 newly issued shares of the Company's common stock.

Treasury Stock. The Company may occasionally acquire treasury stock, which is recorded at cost, in connection with the vesting and exercise of stock-based awards or for other reasons. As of December 31, 2017, all treasury stock held by the Company was retired.

The following table reflects the activity in the Company's common and treasury stock for the periods indicated:

	Year Ended December 31,
	2017	2016	2015
Common Stock Outstanding:
Shares at beginning of period	75,721,360	49,864,512	49,526,637
Shares issued for 401(k) plan	—	—	31,699
Shares issued for directors' fees	68,486	97,299	44,892
Shares issued for nonvested shares of common stock	801,579	686,500	673,087
Shares issued for debt exchange	10,863,000	10,000,000	—
Shares issued for equity offering	23,205,529	15,525,000	—
Shares retired or forfeited	(296,415)	(451,951)	(411,803)
Shares at end of period	110,363,539	75,721,360	49,864,512
Treasury Stock:
Shares at beginning of period	—	—	—
Treasury stock acquired	243,389	227,561	109,473
Treasury stock retired	(243,389)	(227,561)	(109,473)
Shares at end of period	—	—	—

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

The following table presents the long-term cash and equity incentive compensation related to awards for the periods indicated:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Common stock options (1)	$—	$69	$652
Nonvested common stock (1)	5,852	6,696	6,721
Nonvested common stock units (1)	690	883	1,115
Nonvested performance-based equity (1)	558	1,808	1,652
Nonvested performance-based cash units (2)	1,189	2,485	427
Total	$8,289	$11,941	$10,567

(1)
Unrecognized compensation cost as of December 31, 2017 was $5.2 million related to grants of nonvested shares of common stock that are expected to be recognized over a weighted-average period of 1.7 years.

(2)
The nonvested performance-based cash units are liability awards with $4.4 million, $2.9 million and $0.4 million included in derivatives and other noncurrent liabilities in the Consolidated Balance Sheets as of December 31, 2017, 2016 and 2015, respectively.

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

Currently, the Company's practice is to issue new shares upon stock option exercise. The Company does not expect to repurchase any shares in the open market or issue treasury shares to settle any such exercises. For the years ended December 31, 2017, 2016 and 2015, the Company did not pay cash to repurchase any stock option exercises.

A summary of share-based option activity under all the Company's plans as of December 31, 2017, and changes during the year then ended, is presented below:

Option Awards	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2017	436,170	$30.89
Granted (1)	—	—
Exercised	—	—
Forfeited or expired	(237,047)	30.44
Outstanding at December 31, 2017 (2)	199,123	31.42	0.80	$—

(1)	The Company has not granted any share-based option awards since 2012.

(2)	At December 31, 2017, all share-based options granted have vested and are exercisable.

There have been no stock options exercised for the years ended December 31, 2017, 2016 and 2015.

The Company grants service-based nonvested shares of common stock to employees and nonvested common stock units to non-employee or outside directors, which generally vest ratably over a three year service period for employees and over a one year service period for directors. These awards are measured at fair value based on the closing price of the Company's common stock on the date of grant. A summary of the Company's nonvested shares of common stock as of December 31, 2017, 2016 and 2015, and changes during the years then ended, is presented below:

	Year Ended December 31,
	2017		2016		2015
Common Stock Awards	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1,	1,169,099	$9.33	1,002,947	$15.53	793,064	$21.47
Granted	791,129	5.99	686,500	5.11	673,087	11.85
Vested	(513,376)	10.74	(451,329)	15.90	(294,957)	21.69
Forfeited or expired	(51,984)	7.91	(69,019)	14.14	(168,247)	17.63
Outstanding at December 31,	1,394,868	7.00	1,169,099	9.33	1,002,947	15.53

The Company's outside directors receive annual compensation in the form of equity as common stock units, which are settled in common stock on a one-to-one basis. The outside directors may also elect to receive all or a portion of their quarterly cash compensation in the form of common stock units. Common stock units have only been granted to directors. A summary of the Company's nonvested common stock units as of December 31, 2017, 2016 and 2015, and changes during the years then ended, is presented in the table below:

	Year Ended December 31,
	2017		2016		2015
Common Stock Unit Awards	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1,	147,167	$10.09	145,492	$11.07	54,945	$23.84
Granted	193,878	3.56	98,974	7.02	135,439	8.31
Vested	(68,486)	6.42	(97,299)	8.43	(44,892)	18.38
Forfeited or expired	—	—	—	—	—	—
Outstanding at December 31,	272,559	6.37	147,167	10.09	145,492	11.07

The fair value of equity awards vested for the years ended December 31, 2017, 2016 and 2015 was $3.1 million, $2.4 million and $3.4 million, respectively.

Performance Cash and Share Programs

For the years ended December 31, 2017, 2016 and 2015, the Company granted performance-based cash units that will settle in cash. These awards are accounted for as liability awards and are measured at fair value at each reporting date using a Monte Carlo simulation. A summary of the Company's nonvested performance-based cash units as of December 31, 2017, 2016 and 2015, and changes during the years then ended, is presented below:

	Year Ended December 31,
	2017		2016		2015
Performance-Based Cash Unit Awards	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value
Outstanding at January 1,	942,326		391,278		—
Granted	669,043		646,572		422,345
Vested	—		—		—
Forfeited or expired	(63,286)		(95,524)		(31,067)
Outstanding at December 31,	1,548,083	$5.10	942,326	$8.89	391,278	$3.95

For the year ended December 31, 2014 and prior, the Company granted performance-based shares that settled in common stock. These awards are accounted for as equity awards. The market-based goals or total shareholder return ("TSR") goals associated with these awards are valued at each reporting date using a Monte Carlo simulation. The non-market-based goals are measured at fair value based on the closing price of the Company's common stock on the date of grant. A summary of the Company's vested performance-based shares of common stock as of December 31, 2017, 2016 and 2015, and changes during the years then ended, is presented below:

	Year Ended December 31,
	2017		2016		2015
Performance-Based Common Stock Awards	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1,	156,615	$19.54	468,561	$18.46	614,077	$19.62
Granted (1)	—	—	—	—	—	—
Performance goal adjustment (2)	10,450	24.45	—	—	—	—
Vested (3)	(166,023)	24.45	(156,575)	19.81	(11,623)	23.07
Forfeited or expired	(1,042)	24.62	(155,371)	20.44	(133,893)	25.46
Outstanding at December 31,	—	—	156,615	19.54	468,561	18.46

(1)	The Company has not granted any performance-based common stock awards since 2014.

(2)
The 2014 Program vested at 106.7% in excess of target level and resulted in additional shares vested in May 2017. These shares are included in the vested line item for the year ended December 31, 2017.

(3)
The Compensation Committee approved a special retention award on July 18, 2013. A debt performance gate was required to be met as of December 31, 2013 in which the shares would vest on July 18, 2014, 2015 and 2016. The vested shares of 15,495 and 11,623 are included in the vested line item for the years ended December 31, 2016 and 2015, respectively.

The fair value of the performance-based shares vested in the years ended December 31, 2017, 2016 and 2015 was $0.6 million, $1.2 million and $0.1 million, respectively.

2017 Program. In February 2017, the Compensation Committee of the Board of Directors of the Company approved a performance cash program (the "2017 Program") granting performance cash units that will settle in cash and are accounted for as liability awards. The performance-based awards contingently vest in February 2020, depending on the level at which the performance goal is achieved. The performance goal, which will be measured over the three year period ending December 31, 2019, will be the Company's total shareholder return ("TSR") based on a matrix measurement of (1) the Company's absolute performance and (2) the Company's ranking relative to a defined peer group's individual TSRs ("Relative TSR"). The Company's absolute performance is measured against the December 30, 2016 closing share price of $6.99. If the Company's absolute performance is lower than the $6.99 share price, the payout is zero for this portion. If the Company's absolute performance is greater than the $6.99 share price, the performance cash units will vest 1% for each 1% in growth, up to 100% of the original grant. If the Company's Relative TSR is less than the median, the payout is zero for this portion. If the Company's Relative TSR is above the median, the payout is equal to twice the Company's percentile rank above the median, up to 100% of the original grant. The Company's combined absolute performance and Relative TSR have a maximum vest of up to 200% of the original grant. A total of 669,043 units were granted under this program during the year ended December 31, 2017.

2016 Program. In March 2016, the Compensation Committee approved a performance cash program (the "2016 Program") granting performance cash units that will settle in cash and are accounted for as liability awards. The performance-based awards contingently vest in February 2019, depending on the level at which the performance goal is achieved. The performance goal, which will be measured over the three year period ending December 31, 2018, will be the Company's TSR based on a matrix measurement of the Company's absolute performance and Relative TSR. The Company's absolute performance is measured against the December 31, 2015 closing share price of $3.93 and if the Company's absolute performance is lower than the $3.93 share price, the payout is zero. If the Company's absolute performance is greater than the $3.93 share price, then the performance cash units will vest depending on the compound annual growth rate of the Company's absolute performance and the Relative TSR up to 200% of the original grant. A total of 646,572 units were granted under this program in during the year ended December 31, 2016.

2015 Program. In February 2015, the Compensation Committee approved a performance cash program (the "2015 Program") granting performance cash units that will settle in cash and are accounted for as liability awards. The performance-based awards contingently vest in May 2018, depending on the level at which the performance goals are achieved. The performance goals, which will be measured over the three year period ending December 31, 2017, consist of the TSR compared to Relative TSR (weighted at 60%) and the percentage change in discretionary cash flow per debt adjusted share relative to a defined peer group's percentage calculation ("DCF per Debt Adjusted Share") (weighted at 40%). The Relative TSR and DCF per Debt Adjusted Share goals will vest at 25% or 50%, respectively, of the total award for performance met at the threshold level, 100% at the target level and 200% at the stretch level. If the actual results for a metric are between the threshold and target levels or between the target and stretch levels, the vested number of units will be prorated based on the actual results compared to the threshold, target and stretch goals. If the threshold metrics are not met, no units will vest. In any event, the total number of units that could vest will not exceed 200% of the original number of performance cash units granted. At the end of the three year vesting period, any units that have not vested will be forfeited. A total of 422,345 units were granted under this program during the year ended December 31, 2015. All compensation expense related to the TSR metric will be recognized if the requisite service period is fulfilled, even if the market condition is not achieved. All compensation expense related to the DCF per Debt Adjusted Share metric will be based on the number of shares expected to vest at the end of the three year period. Based upon the Company's performance through 2017, approximately 104.1% of the 2015 Program performance units are expected to vest in May 2018.

2014 Program. In February 2014, the Compensation Committee approved a performance share program (the "2014 Program") pursuant to the 2012 Equity Incentive Plan. The awards in this program settled in shares of common stock. The performance-based awards vested in May 2017, based on the level at which the performance goals were achieved. The performance goals, which were measured over the three year period ending December 31, 2016, consisted of the TSR compared to Relative TSR (weighted at 60%) and the percentage change in DCF per Debt Adjusted Share (weighted at 40%). The Relative TSR and DCF per Debt Adjusted Share goals were to vest at 25% of the total award for performance met at the threshold level, 100% at the target level and 200% at the stretch level. If the actual results for a metric were between the threshold and target levels or between the target and stretch levels, the vested number of shares would be prorated based on the actual results compared to the threshold, target and stretch goals. If the threshold metrics were not met, no shares would vest. In any event, the total number of shares of common stock that could vest would not exceed 200% of the original number of performance shares granted. At the end of the three year vesting period, any shares that did not vest were forfeited. A total of 315,661 shares were granted under this program during the year ended December 31, 2014. All compensation expense related to the TSR metric was recognized if the requisite service period was fulfilled, even if the market condition was not achieved. All compensation expense related to the DCF per Debt Adjusted Share metric was based on the number of shares expected to vest at the end of the three year period. Based upon the Company's performance through 2016, 106.7% or 166,023 shares of the 2014 Program vested in May 2017.

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

The Company matches 100% of each employee's contribution, up to 6% of the employee's pretax income. Starting on April 1, 2015, the entire 6% match is comprised solely of cash; the match in previous periods consisted of 50% cash and 50% common stock. The Company's cash and common stock contributions are fully vested upon the date of match, and employees can immediately sell the portion of the match made with the Company's common stock. The Company made matching cash contributions of $1.0 million for both of the years ended December 31, 2017 and 2016, respectively, and cash and common stock contributions of $1.2 million for the year ended December 31, 2015.

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

The table below summarizes the activity in the plan during the years ended December 31, 2017 and 2016, and the Company's ending deferred compensation liability as of December 31, 2017 and 2016:

	Year Ended December 31,
	2017	2016
	(in thousands)
Beginning deferred compensation liability balance	$1,447	$1,231
Employee contributions	244	275
Company matching contributions	116	165
Distributions	(274)	(352)
Participant earnings (losses)	216	128
Ending deferred compensation liability balance	$1,749	$1,447

Amount to be paid within one year	$169	$214
Remaining balance to be paid beyond one year	$1,580	$1,233

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

The following table represents the Company's activity in the investment assets held in the rabbi trust during the years ended December 31, 2017 and 2016:

	Year Ended December 31,
	2017	2016
	(in thousands)
Beginning investment balance	$1,447	$1,231
Investment purchases	360	440
Distributions	(274)	(352)
Earnings (losses)	216	128
Ending investment balance	$1,749	$1,447

12. Significant Customers and Other Concentrations

Significant Customers. During 2017, three customers individually accounted for over 10% of the Company's oil, gas and NGL production revenues. During 2016, three customers individually accounted for over 10% of the Company's oil, gas and NGL production revenues. During 2015, four customers individually accounted for over 10% of the Company's oil, gas and NGL production revenues. Collectability is dependent upon the financial stability of each individual company and is influenced by the general economic conditions of the industry. The Company normally sells production to a relatively small number of customers, as is customary in the development and production business. The Company sells natural gas and related NGLs to two primary gas gathering and processing companies. Based on where the Company operates and the availability of other purchasers and markets, the Company believes that its production could be sold in the market in the event that it is not sold to its existing customers. However, in some circumstances, a change in customers may entail significant costs during the transition to a new customer.

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

Concentrations of Credit Risk. Derivative financial instruments that hedge the price of oil, natural gas and NGLs are generally executed with major financial or commodities trading institutions which expose the Company to market and credit risks and may, at times, be concentrated with certain counterparties or groups of counterparties. The Company's policy is to execute financial derivatives only with major, creditworthy financial institutions. The Company has derivative instruments with seven different counterparties, of which all are lenders or affiliates of lenders in the Amended Credit Facility.

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

As of December 31, 2017
(in thousands)
2018	$537
2019	1,869
Thereafter	—
Total	$2,406

Transportation Charges. The Company is party to two firm transportation contracts, through July 2021, to provide capacity on natural gas pipeline systems. The contracts require the Company to pay transportation charges regardless of the amount of pipeline capacity utilized by the Company. These monthly transportation payments are included in unused commitments expense in the Consolidated Statements of Operations. As a result of previous divestitures in 2013 and 2014, the Company will likely not utilize the firm capacity on the natural gas pipelines.

The amounts in the table below represent the Company's future minimum transportation charges.

As of December 31, 2017
(in thousands)
2018	$18,556
2019	18,691
2020	18,691
2021	10,902
Thereafter	—
Total	$66,840

Lease and Other Commitments. The Company leases office space, vehicles and certain equipment under non-cancelable operating leases. The Company incurred rent expense related to these operating leases of $1.9 million, $2.0 million and $2.2 million for the years ended December 31, 2017, 2016 and 2015, respectively. Additionally, the Company has entered into various long-term agreements for telecommunication services. Future minimum annual payments under lease and other agreements are as follows:

As of December 31, 2017
(in thousands)
2018	$3,668
2019	1,149
2020	191
2021	8
Thereafter	—
Total	$5,016

Litigation. The Company is subject to litigation, claims and governmental and regulatory proceedings arising in the course of ordinary business. It is the opinion of the Company's management that current claims and litigation involving the Company are not likely to have a material adverse effect on its consolidated balance sheets, cash flows or statements of operations.

14. Guarantor Subsidiaries

In addition to the Amended Credit Facility, the 7.0% Senior Notes and the 8.75% Senior Notes, have been registered under the Securities Act of 1933, are jointly and severally guaranteed on a full and unconditional basis by the Company's 100% owned subsidiaries ("Guarantor Subsidiaries"). Presented below are the Company's condensed consolidating balance sheets, statements of operations, statements of other comprehensive income (loss) and statements of cash flows, as required by Securities and Exchange Commission Rule 3-10 of Regulation S-X.

On December 29, 2017, the Company completed the sale of its remaining non-core assets in the Uinta Basin, which included Aurora Gathering, LLC, a 100% owned subsidiary of the Company.

During the year ended December 31, 2015, Bill Barrett Corporation, as parent, merged a 100% owned subsidiary, Elk Production Uintah, LLC, into the parent company. The condensed consolidating financial statements reflect the new guarantor structure for all periods presented.

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

Condensed Consolidating Balance Sheets

	As of December 31, 2017
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Assets:
Cash and cash equivalents	$314,466	$—	$—	$314,466
Accounts receivable, net of allowance for doubtful accounts	51,415	—	—	51,415
Other current assets	1,782	—	—	1,782
Property and equipment, net	1,016,986	1,894	—	1,018,880
Intercompany receivable	854	—	(854)	—
Investment in subsidiaries	1,040	—	(1,040)	—
Noncurrent assets	4,163	—	—	4,163
Total assets	$1,390,706	$1,894	$(1,894)	$1,390,706
Liabilities and Stockholders' Equity:
Accounts payable and accrued liabilities	$84,055	$—	$—	$84,055
Other current liabilities	64,879	—	—	64,879
Intercompany payable	—	854	(854)	—
Long-term debt	617,744	—	—	617,744
Other noncurrent liabilities	25,474	—	—	25,474
Stockholders' equity	598,554	1,040	(1,040)	598,554
Total liabilities and stockholders' equity	$1,390,706	$1,894	$(1,894)	$1,390,706

	As of December 31, 2016
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Assets:
Cash and cash equivalents	$275,841	$—	$—	$275,841
Accounts receivable, net of allowance for doubtful accounts	32,659	178	—	32,837
Other current assets	9,774	—	—	9,774
Property and equipment, net	1,056,343	5,806	—	1,062,149
Intercompany receivable	20,678	—	(20,678)	—
Investment in subsidiaries	(14,751)	—	14,751	—
Noncurrent assets	4,740	—	—	4,740
Total assets	$1,385,284	$5,984	$(5,927)	$1,385,341
Liabilities and Stockholders' Equity:
Accounts payable and accrued liabilities	$49,447	$—	$—	$49,447
Other current liabilities	35,571	—	—	35,571
Intercompany payable	—	20,678	(20,678)	—
Long-term debt	711,808	—	—	711,808
Other noncurrent liabilities	16,915	57	—	16,972
Stockholders' equity	571,543	(14,751)	14,751	571,543
Total liabilities and stockholders' equity	$1,385,284	$5,984	$(5,927)	$1,385,341

Condensed Consolidating Statements of Operations

	Year Ended December 31, 2017
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Operating and other revenues	$252,257	$582	$—	$252,839
Operating expenses	(266,119)	(1,420)	—	(267,539)
General and administrative	(42,476)	—	—	(42,476)
Merger transaction expense	(8,749)	—	—	(8,749)
Interest expense	(57,710)	—	—	(57,710)
Interest income and other income (expense)	(15,992)	—	—	(15,992)
Income (loss) before income taxes and equity in earnings (loss) of subsidiaries	(138,789)	(838)	—	(139,627)
(Provision for) Benefit from income taxes	1,402	—	—	1,402
Equity in earnings (loss) of subsidiaries	(838)	—	838	—
Net income (loss)	$(138,225)	$(838)	$838	$(138,225)

	Year Ended December 31, 2016
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Operating and other revenues	$178,191	$628	$—	$178,819
Operating expenses	(235,181)	(715)	—	(235,896)
General and administrative	(42,169)	—	—	(42,169)
Interest expense	(59,373)	—	—	(59,373)
Interest income and other income (expense)	(11,759)	—	—	(11,759)
Income (loss) before income taxes and equity in earnings (loss) of subsidiaries	(170,291)	(87)	—	(170,378)
(Provision for) Benefit from income taxes	—	—	—	—
Equity in earnings (loss) of subsidiaries	(87)	—	87	—
Net income (loss)	$(170,378)	$(87)	$87	$(170,378)

	Year Ended December 31, 2015
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Operating and other revenues	$207,282	$610	$—	$207,892
Operating expenses	(844,577)	(15,437)	—	(860,014)
General and administrative	(53,890)	—	—	(53,890)
Interest expense	(65,305)	—	—	(65,305)
Interest and other income (expense)	106,461	—	—	106,461
Income (loss) before income taxes and equity in earnings (loss) of subsidiaries	(650,029)	(14,827)	—	(664,856)
(Provision for) Benefit from income taxes	177,085	—	—	177,085
Equity in earnings (loss) of subsidiaries	(14,827)	—	14,827	—
Net income (loss)	$(487,771)	$(14,827)	$14,827	$(487,771)

Condensed Consolidating Statements of Comprehensive Income (Loss)

	Year Ended December 31, 2017
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Net Income (Loss)	$(138,225)	$(838)	$838	$(138,225)
Other comprehensive income (loss)	—	—	—	—
Comprehensive Income (Loss)	$(138,225)	$(838)	$838	$(138,225)

	Year Ended December 31, 2016
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Net Income (Loss)	$(170,378)	$(87)	$87	$(170,378)
Other comprehensive income (loss)	—	—	—	—
Comprehensive Income (Loss)	$(170,378)	$(87)	$87	$(170,378)

	Year Ended December 31, 2015
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Net Income (Loss)	$(487,771)	$(14,827)	$14,827	$(487,771)
Other comprehensive income (loss)	—	—	—	—
Comprehensive Income (Loss)	$(487,771)	$(14,827)	$14,827	$(487,771)

Condensed Consolidating Statements of Cash Flows

	Year Ended December 31, 2017
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities	$121,480	$510	$—	$121,990
Cash flows from investing activities:
Additions to oil and gas properties, including acquisitions	(239,631)	—	—	(239,631)
Additions to furniture, fixtures and other	(926)	—	—	(926)
Proceeds from sale of properties and other investing activities	99,016	2,530	—	101,546
Intercompany transfers	3,040	—	(3,040)	—
Cash flows from financing activities:
Proceeds from debt	275,000	—	—	275,000
Principal and redemption premium payments on debt	(322,343)	—	—	(322,343)
Proceeds from sale of common stock, net of offering costs	110,710	—	—	110,710
Intercompany transfers	—	(3,040)	3,040	—
Other financing activities	(7,721)	—	—	(7,721)
Change in cash and cash equivalents	38,625	—	—	38,625
Beginning cash and cash equivalents	275,841	—	—	275,841
Ending cash and cash equivalents	$314,466	$—	$—	$314,466

	Year Ended December 31, 2016
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities	$121,109	$627	$—	$121,736
Cash flows from investing activities:
Additions to oil and gas properties, including acquisitions	(106,852)	(18)	—	(106,870)
Additions to furniture, fixtures and other	(1,195)	—	—	(1,195)
Proceeds from sale of properties and other investing activities	24,802	125	—	24,927
Intercompany transfers	734	—	(734)	—
Cash flows from financing activities:
Principal and redemption premium payments on debt	(440)	—	—	(440)
Proceeds from sale of common stock, net of offering costs	110,003	—	—	110,003
Intercompany transfers	—	(734)	734	—
Other financing activities	(1,156)	—	—	(1,156)
Change in cash and cash equivalents	147,005	—	—	147,005
Beginning cash and cash equivalents	128,836	—	—	128,836
Ending cash and cash equivalents	$275,841	$—	$—	$275,841

	Year Ended December 31, 2015
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities	$193,329	$349	$—	$193,678
Cash flows from investing activities:
Additions to oil and gas properties, including acquisitions	(325,613)	1,079	—	(324,534)
Additions to furniture, fixtures and other	(1,223)	—	—	(1,223)
Proceeds from sale of properties and other investing activities	123,122	—	—	123,122
Cash paid for short-term investments	(114,883)	—	—	(114,883)
Proceeds from sale of short-term investments	115,000	—	—	115,000
Intercompany transfers	1,428	—	(1,428)	—
Cash flows from financing activities:
Principal and redemption premium payments on debt	(25,191)	—	—	(25,191)
Intercompany transfers	—	(1,428)	1,428	—
Other financing activities	(3,037)	—	—	(3,037)
Change in cash and cash equivalents	(37,068)	—	—	(37,068)
Beginning cash and cash equivalents	165,904	—	—	165,904
Ending cash and cash equivalents	$128,836	$—	$—	$128,836

SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Per Share Data Unless Otherwise Indicated)
(Unaudited)

Oil and Gas Producing Activities

Costs Incurred. Costs incurred in oil and gas property acquisition, exploration and development activities and related depletion per equivalent unit-of-production were as follows:

	Year Ended December 31,
	2017	2016	2015
	(in thousands, except per Boe data)
Acquisition costs:
Unproved properties	$17,875	$5,557	$5,331
Proved properties	2,458	—	2,358
Exploration costs	80	180	361
Development costs	239,236	91,471	278,028
Asset retirement obligation	11,577	57	693
Total costs incurred	$271,226	$97,265	$286,771
Depletion per Boe of production	$22.85	$28.18	$31.14

Supplemental Oil and Gas Reserve Information. The reserve information presented below is based on estimates of net proved reserves as of December 31, 2017, 2016 and 2015 that were prepared by internal petroleum engineers in accordance with guidelines established by the SEC and were audited by the Company's independent petroleum engineering firm NSAI in 2017, 2016 and 2015.

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

Analysis of Changes in Proved Reserves. The following table sets forth information regarding the Company's estimated net total proved and proved developed oil and gas reserve quantities:

	Oil (MBbls)	Gas (MMcf)	NGLs (MBbls)	Equivalent Units (MBoe)
Proved reserves:
Balance at December 31, 2014	83,838	153,874	12,837	122,322
Purchases of oil and gas reserves in place	—	—	—	—
Extension, discoveries and other additions	6,072	8,430	977	8,454
Revisions of previous estimates	(18,120)	(39,125)	240	(24,401)
Sales of reserves	(11,866)	(17,415)	(1,312)	(16,081)
Production	(4,401)	(7,765)	(898)	(6,593)
Balance at December 31, 2015	55,523	97,999	11,844	83,701
Purchases of oil and gas reserves in place	—	—	—	—
Extension, discoveries and other additions	4,986	14,670	2,250	9,681
Revisions of previous estimates	(24,267)	(26,143)	(1,768)	(30,392)
Sales of reserves	(1,347)	(3,153)	(174)	(2,047)
Production	(3,885)	(7,170)	(1,010)	(6,090)
Balance at December 31, 2016	31,010	76,203	11,142	54,853
Purchases of oil and gas reserves in place	1,891	7,865	1,244	4,446
Extension, discoveries and other additions	18,125	54,995	8,599	35,890
Revisions of previous estimates	2,990	17,710	2,855	8,797
Sales of reserves	(10,196)	(4,902)	(187)	(11,200)
Production	(4,203)	(8,952)	(1,307)	(7,002)
Balance at December 31, 2017	39,617	142,919	22,346	85,784

Proved developed reserves:
December 31, 2015	27,196	45,191	5,079	39,807
December 31, 2016	21,748	47,510	6,718	36,384
December 31, 2017	17,392	74,527	11,652	41,465
Proved undeveloped reserves:
December 31, 2015	28,327	52,808	6,765	43,893
December 31, 2016	9,262	28,693	4,424	18,469
December 31, 2017	22,225	68,392	10,694	44,319

At December 31, 2017, the Company's proved reserves increased by 8.8 MMBoe due to positive revisions of previous estimates and by 35.9 MMBoe through extensions, discoveries and other additions. These increases to proved reserves were the result of the 2017 drilling activity and the timing of development with 2 drilling rigs. The increase in proved reserves was offset by the sale of the Company's non-core assets in the Uinta Basin.

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

For the years ended December 31, 2017, 2016 and 2015, future cash inflows are calculated by applying the 12-month average pricing (as is required by the rules of the Securities and Exchange Commission) of oil and gas relating to the Company's proved reserves to the year-end quantities of those reserves. For the year ended December 31, 2017, calculations were made using adjusted average prices of $48.87 per Bbl for oil, $17.21 per Bbl for NGLs and $2.29 per MMBtu for gas, as compared to the average benchmark prices of $51.34 per Bbl for oil, $27.40 per Bbl for NGLs and $2.98 per Mcf for gas. For the year ended December 31, 2016, calculations were made using adjusted average prices of $36.52 per Bbl for oil, $9.18 per Bbl for NGLs and $2.08 per MMBtu for gas, as compared to the average benchmark prices of $42.75 per Bbl for oil, $19.70 per Bbl for NGLs and $2.48 per Mcf for gas. For the year ended December 31, 2015, calculations were made using adjusted average prices of $40.03 per Bbl for oil, $10.47 per Bbl for NGLs and $2.11 per MMBtu for gas, as compared to the average benchmark prices of $50.28 per Bbl for oil, $20.37 per Bbl for NGLs and $2.59 per Mcf for gas. The differences between the average benchmark prices and the adjusted average prices used in the calculation of the standardized measure are attributable to adjustments made for transportation, quality and basis differentials. The Company also records an overhead charge against its future cash flows.

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

The following table presents the standardized measure of discounted future net cash flows related to proved oil, gas and NGL reserves:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Future cash inflows	$2,647,413	$1,393,373	$2,552,844
Future production costs	(718,752)	(557,636)	(967,518)
Future development costs	(431,723)	(215,077)	(674,350)
Future income taxes	—	—	—
Future net cash flows	1,496,938	620,660	910,976
10% annual discount	(667,627)	(291,351)	(583,410)
Standardized measure of discounted future net cash flows	$829,311	$329,309	$327,566

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

A summary of changes in the standardized measure of discounted future net cash flows is as follows:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Standardized measure of discounted future net cash flows, beginning of period	$329,309	$327,566	$1,169,582
Sales of oil and gas, net of production costs and taxes	(191,669)	(119,167)	(127,015)
Extensions, discoveries and improved recovery, less related costs	346,973	58,121	33,085
Quantity revisions	112,452	(228,538)	(202,035)
Price revisions	253,738	(157,414)	(1,647,642)
Previously estimated development costs incurred during the period	138,094	52,611	154,985
Changes in estimated future development costs	(118,967)	377,239	606,736
Accretion of discount	31,816	31,941	145,387
Purchases of reserves in place	42,979	—	—
Sales of reserves	(107,620)	(10,736)	(82,081)
Changes in production rates (timing) and other	(7,794)	(2,314)	(2,747)
Net changes in future income taxes	—	—	279,311
Standardized measure of discounted future net cash flows, end of period	$829,311	$329,309	$327,566

Quarterly Financial Data

The following is a summary of the unaudited quarterly financial data, including income (loss) before income taxes, net income (loss) and net income (loss) per common share for the years ended December 31, 2017 and 2016.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Year Ended December 31, 2017
Total revenues	$50,536	$51,066	$67,865	$83,372
Less: Costs and expenses	66,370	61,562	70,705	120,127
Operating income (loss)	$(15,834)	$(10,496)	$(2,840)	$(36,755)
Income (loss) before income taxes	(13,115)	(18,447)	(28,842)	(79,223)
Net income (loss)	(13,115)	(18,447)	(28,842)	(77,821)
Net income (loss) per common share, basic	(0.18)	(0.25)	(0.39)	(0.94)
Net income (loss) per common share, diluted	(0.18)	(0.25)	(0.39)	(0.94)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Year Ended December 31, 2016
Total revenues	$29,434	$47,284	$50,481	$51,620
Less: Costs and expenses	68,889	67,054	68,831	73,291
Operating income (loss)	$(39,455)	$(19,770)	$(18,350)	$(21,671)
Income (loss) before income taxes	(46,496)	(48,419)	(26,186)	(49,277)
Net income (loss)	(46,496)	(48,419)	(26,186)	(49,277)
Net income (loss) per common share, basic	(0.96)	(0.93)	(0.44)	(0.79)
Net income (loss) per common share, diluted	(0.96)	(0.93)	(0.44)	(0.79)