Form 10-K/A
period 2017-12-31
BILL BARRETT CORP
filed 2018-03-19
CIK 1172139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

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

As of February 13, 2018, the registrant had 111,169,692 outstanding shares of $0.001 per share par value common stock.

DOCUMENTS INCORPORATED BY REFERENCE:
None

EXPLANATORY NOTE

Bill Barrett Corporation (the "Company", "we", "our" or "us") is filing this Amendment No. 1 on Form 10-K/A (this "Amendment No. 1") to amend our Annual Report on Form 10-K for the year ended December 31, 2017, originally filed with the Securities and Exchange Commission (the "SEC") on February 27, 2018 (the "Original Filing"), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K. This Amendment No. 1 consists solely of the preceding cover page, this explanatory note, the information required by Part III, Items 10, 11, 12, 13, and 14 of Form 10-K, a signature page and certifications required to be filed as exhibits.

The reference on the cover of the Original Filing to the incorporation by reference of portions of our definitive proxy statement into Part III of the Original Filing is hereby deleted. In addition, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), Part III, including Items 10 through 14 of the Original Filing, is hereby amended and restated in its entirety.

This Amendment No. 1 does not reflect events occurring after the filing of the Original Filing, and, except as described above, does not modify or update any other disclosures.

The section of this Amendment No. 1 entitled "Report of the Compensation Committee" is not deemed to be "soliciting material" or to be "filed" with the SEC under or pursuant to Section 18 of the Exchange Act or subject to Regulation 14A thereunder, and shall not be incorporated by reference or deemed to be incorporated by reference into any filing by the Company under either the Securities Act of 1933, as amended, or the Exchange Act, unless otherwise specifically provided for in such filing.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

The following tables set forth the names of our directors and our executive officers, their respective positions and ages, and the year in which each director was initially elected as a director. All directors stand for election annually. Additional information concerning each of these individuals follows the table.

Non-Employee Directors	Age	Position	Year First Elected as Director
Jim W. Mogg (1)(2)(3)	69	Chairman	2007
William F. Owens (1)(2)	67	Director	2010
Edmund P. Segner, III (1)(3)(4)	64	Director	2009
Randy I. Stein (2)(4)	64	Director	2004
Michael E. Wiley (1)(3)(4)	67	Director	2005

(1)	Member of the Compensation Committee.

(2)	Member of the Nominating Committee and Corporate Governance Committee.

(3)	Member of the Reserves and EHS Committee.

(4)	Member of the Audit Committee.

Jim W. Mogg. Mr. Mogg has served as a director of the Company since May 2007, as Lead Director from February 2010 until January 2013, and as Chairman since January 2013. Mr. Mogg has served as a director of Matrix Service Company, a publicly traded engineering and construction company, since August 2013, and ONEOK, Inc., a publicly traded diversified energy company, since July 2007. Mr. Mogg served as a director of ONEOK Partners, L.P. from August 2009 until it was merged into an affiliate in July 2017 and ceased to be publicly traded. From 2005 to 2007, Mr. Mogg served as chairman of DCP Midstream GP, LLC, the general partner of DCP Midstream Partners, L.P., and from 2004 through 2006, Mr. Mogg was Group Vice President and Chief Development Officer for Duke Energy Corporation. Mr. Mogg is currently on the Audit, Compensation, and Governance Committees at Matrix Service Company, and is on the Audit Committee at ONEOK Inc. Mr. Mogg served as President and Chief Executive Officer of DCP Midstream, LLC from December 1994 to March 2000, and as Chairman, President and Chief Executive Officer from April 2000 through December 2003. DCP Midstream was the general partner of TEPPCO Partners, LP and, as a result, Mr. Mogg was Vice Chairman of TEPPCO Partners from April 2000 to May 2002 and Chairman from May 2002 to February 2005. In addition, Mr. Mogg held various executive and senior management positions at Duke Energy and Pan Energy over a 27 year period. Mr. Mogg has a Bachelor of Science in Mathematics from Southwestern Oklahoma State University and completed the Advanced Management Program at Harvard University.

William F. Owens. Mr. Owens has served as a director of the Company since May 2010. Mr. Owens served as Governor of Colorado from 1999 to 2007, as State Treasurer from 1995 to 1999, and, prior to that, as a Colorado state legislator. Prior to his public service, Mr. Owens was on the consulting staff at Touche Ross & Co. (now Deloitte & Touche LLP), served as Executive Director of the Colorado Petroleum Association, and as Executive Vice President of the Rocky Mountain Oil and Gas Association. He served as a director of Key Energy Services, Inc., a publicly traded oil field services company, from 2007-2016.  He is affiliated with Greenberg Traurig, an international law firm, and serves as a director of Cloud Peak Energy Inc., a publicly traded coal company, since January 2010, and Federal Signal, a publicly traded manufacturing and industrial company, since April 2011. Mr. Owens is currently Chairman of the Supervisory Board of the Credit Bank of Moscow, a privately-owned Russian bank. Mr. Owens holds a master's degree in Public Affairs from the University of Texas at Austin and earned his Bachelor of Science at Stephen F. Austin State University. He is also a Senior Fellow at the University of Denver's Institute for Public Policy Studies.

Edmund P. Segner, III. Mr. Segner has served as a director of the Company since August 2009. Mr. Segner is a professor in the practice of engineering management in the Department of Civil and Environmental Engineering at Rice University in Houston, Texas, a position he has held since July 2006. In 2008, Mr. Segner retired from EOG Resources, Inc. ("EOG"), a publicly traded independent oil and gas exploration and production company. Among the positions he held at EOG were President, Chief of Staff, and Director from 1999 to 2007. During the period March 2003 through June 2007, he also served as the principal financial officer of EOG. Mr. Segner has served as a director of Archrock GP LLC (formerly Exterran GP LLC), a natural gas contract compression services company, since May 2009; Laredo Petroleum, Inc., an oil and gas exploration and development company focused on the Permian Basin, since August 2011; and Midcoast Energy Partners, L.P., a master limited partnership engaged in the natural gas and natural gas liquids midstream business primarily in Texas and Oklahoma, from February 2014 until April 2017. He also served as a director of Seahawk Drilling, Inc., an offshore oil and natural gas drilling company, from August 2009 until October 2011. Mr. Segner graduated from Rice University with a Bachelor of Science degree in civil engineering and received an M.A. degree in economics from the University of Houston. He is a certified public accountant.

Randy I. Stein. Mr. Stein has served as a director and the chair of the Company's Audit Committee since July 2004. Mr. Stein is a self-employed tax, accounting, and general business consultant, having retired from PricewaterhouseCoopers LLP, formerly Coopers & Lybrand LLP, in 2000. Mr. Stein was employed for 20 years with PricewaterhouseCoopers LLP, most recently as principal in charge of the Denver, Colorado tax practice. Since January 2005, Mr. Stein has served as a director and chairman of the audit committee of Denbury Resources Inc., a publicly traded exploration and production company. Mr. Stein served as Audit Committee Chairman, Co-Chairman of the Nominating/Corporate Governance Committee, and a member of the Compensation Committee of Westport Resources Corp., a Denver-based public oil and gas company, from 2000 until it was acquired in 2004. Mr. Stein served from 2001 through 2005 as a director of Koala Corporation, a Denver-based public company engaged in the design, production, and marketing of family convenience products, where he served on the audit and compensation committees.

Michael E. Wiley. Mr. Wiley has served as a director of the Company since January 2005. Mr. Wiley has over 40 years of experience in the energy industry. He has served as a director of Andeavor, formerly known as Tesoro Corporation, a publicly traded independent oil refiner and marketer, since 2005; Tesoro Logistics GP, LLC (formerly Tesoro Logistics, LP), the General Partner of Andeavor Logistics, LP, since 2015; and Post Oak Bank, NA, a privately held bank, since 2004. Mr. Wiley was Chairman of the Board, Chief Executive Officer and President of Baker Hughes Incorporated, a publicly traded oilfield services company, from August 2000 through October 2004. Mr. Wiley was President and Chief Operating Officer of Atlantic Richfield Company, an integrated energy company, from 1998 through May 2000. Prior to 1998, he served as Chairman, President and Chief Executive Officer of Vastar Resources, Inc., an independent oil and gas company. From 2007 to 2012 Mr. Wiley served as a trustee of Fidelity Equity and High Income Funds; from 2012 to March 2018 Mr. Wiley served as Chairman of the Independent Trustees of Fidelity Sector Portfolios; Mr. Wiley currently serves as Vice-Chairman of the Independent Trustees of Fidelity Equity, High Income and Sector Portfolios, which oversee the management and operations of mutual and exchange traded funds. Mr. Wiley was a director of Spinnaker Exploration Company, a publicly traded exploration and production company, from 2001 until its sale in 2005, and Asia Pacific Exploration Consolidated, a privately held oil and gas company in Southeast Asia, from 2007 until its sale in 2013.

Messrs. Mogg, Owens, Segner, Wiley and Woodall are qualified to serve on the Board due in part to their extensive experience in various aspects of the energy industry.  Messrs. Stein and Segner are qualified to serve on the Board in part due to their extensive financial and accounting experience.

Executive Officers	Age	Position	Year First Elected as Director
R. Scot Woodall	56	Chief Executive Officer and President	2013
William M. Crawford	50	Senior Vice President, Treasury and Finance	—
Kenneth A. Wonstolen	66	Senior Vice President, General Counsel; and Corporate Secretary	—
Troy L. Schindler	61	Senior Vice President, Operations	—
William K. Stenzel	63	Senior Vice President, Corporate Development and Planning	—
David R. Macosko	56	Senior Vice President, Accounting	—
Terry R. Barrett	58	Senior Vice President, Geosciences	—

R. Scot Woodall. Mr. Woodall has served as our Chief Executive Officer and President since January 2013 and served as Chief Operating Officer from July 2010 until August 2013. Mr. Woodall became a director of the Company in May 2013. He served as our Executive Vice President-Operations from February 2010 until July 2010 and as our Senior Vice President-Operations from April 2007 until February 2010. Mr. Woodall has over 30 years of industry experience. Mr. Woodall received a Mechanical Engineering degree from Louisiana State University in 1984. He received much of his technical training and operations experience while employed at Amoco. He was exposed to a variety of basins and operating environments at multiple field, district, and regional Amoco offices. Mr. Woodall later worked at Snyder Oil and Forest Oil companies, holding a variety of operations and asset management positions.

William M. Crawford. Mr. Crawford has served as Senior Vice President-Treasury and Finance since February 2016. He served as Vice President-Finance and Marketing from February 2009 until February 2016, and previously served as Director-Finance, Financial Analyst and in other functions in the finance department since joining the Company in 2004. From 1994 through 2003, Mr. Crawford held various domestic and international positions in accounting and finance with several subsidiaries of Schlumberger Limited, an international oilfield services company. Mr. Crawford has a Bachelor of Science in Accounting from Colorado State University.

Kenneth A. Wonstolen. Mr. Wonstolen has served as Senior Vice President-General Counsel since August 2013. Prior to joining Bill Barrett Corporation, Mr. Wonstolen served as Senior Counsel at the law firm Beatty & Wozniak, P.C. since 2009. Mr. Wonstolen has more than 30 years of experience in the oil and natural gas industry, including serving as corporate counsel and officer at Gerrity Oil & Gas Corporation and corporate counsel at Patina Oil & Gas Corporation, its successor. Mr. Wonstolen has special expertise in asset transactions and associated due diligence, environmental management and compliance, conservation matters such as spacing and pooling, complex surface use agreements, litigation and public affairs. He has testified before the U.S. Congress on a variety of subjects, is the author of numerous articles and has been named a "Best Lawyer in America" in the oil and gas category.

Troy L. Schindler. Mr. Schindler has served as Senior Vice President-Operations since February 2016. He served as Vice President—Drilling from May 2010 until February 2016, and previously as Drilling and Completions Manager since joining Bill Barrett Corporation in 2003. For the 24 years prior to joining Bill Barrett Corporation, Mr. Schindler was employed by Marathon, Union Pacific Resources, Snyder Oil Company and EOG Resources in a variety of positions of increasing responsibility. Mr. Schindler has a Bachelor of Science in Petroleum Engineering from the University of Wyoming.

William K. Stenzel. Mr. Stenzel has served as Senior Vice President-Corporate Development and Planning since February 2016. He served as Vice President-Engineering and Planning from September 2014 through February 2016. Prior to joining the Company, Mr. Stenzel served as Executive Vice President – Williston Basin at WPX Energy from January 2011 through September 2014 and as Director A&D and Planning at Barrett Resources and its successor, The Williams Companies, from 1999 through December 2010. Mr. Stenzel has a Bachelor of Science in Civil Engineering from Colorado State University.

David R. Macosko. Mr. Macosko has served as Senior Vice President-Accounting since February 2010 and previously served as the Company's Vice President-Accounting from May 2006 until February 2010. Mr. Macosko has served as our Controller since June 2005 and previously served as Manager-Operations Accounting from 2003 until May 2005. Prior to joining the Company, Mr. Macosko served in various accounting capacities at other oil and gas companies as well as Vice President at Patina Oil & Gas Corporation and Gerrity Oil & Gas Corporation. Mr. Macosko has an undergraduate degree from West Virginia University and over 30 years of oil and gas accounting experience.

Terry R. Barrett. Mr. Barrett has served as Senior Vice President-Geosciences since January 2013 and previously served as Senior Vice President-Exploration from February 2010 until January 2013, and as Senior Vice President-Rockies Exploration from February 2009 until January 2010. He served as Senior Vice President-Exploration, Northern Division from March 2006 through February 2009, and in other functions in geosciences since the Company's inception in January 2002. Prior to joining the Company, Mr. Barrett worked for other oil and gas companies, including Barrett Resources and its successor, The Williams Companies. Mr. Barrett has a Bachelor of Science in Geology from the University of Colorado, Boulder and a Master of Science in Geology from Kansas State University.

CORPORATE GOVERNANCE

Set forth below in question and answer format is a discussion about our corporate governance policies and practices and other matters relating to our Board of Directors and its committees.

General

Have you adopted corporate governance guidelines?
Yes, our Board has formally adopted corporate governance guidelines that address such matters as director qualification standards, director responsibilities, Board committees, director access to management and independent advisors, director compensation, director orientation and continuing education, evaluation of our chief executive officer, management succession, and performance evaluations of our Board.

Have you adopted a code of business conduct and ethics?

Yes, our Board has formally adopted a corporate code of business conduct and ethics applicable to our directors, officers, and employees. Our corporate code includes a financial code of ethics applicable to our chief executive officer, chief financial officer, and controller or chief accounting officer.

How can I view or obtain copies of the corporate governance materials?
Current copies of the guidelines and codes mentioned above, as well as the charters for each standing committee of our Board and our bylaws (the "Bylaws"), are available on our website for viewing and printing. Go to www.billbarrettcorp.com, then to the "About Us" tab and then to the "Corporate Governance" tab. We also will provide shareholders with a free copy of these materials upon request. Requests may be made by mail, telephone, or via the Internet as follows:

Bill Barrett Corporation
Attention: Corporate Secretary
1099 18th Street, Suite 2300
Denver, Colorado 80202
(303) 293-9100
via Internet: Go to www.billbarrettcorp.com, then to the "About Us" tab and then to the "Contact Us" tab

Board of Directors

How many independent directors are on the Board? How do you determine whether a director is independent?
Our Board affirmatively determined that five of the six directors serving at the end of fiscal year 2017 are "independent" as that term is defined by New York Stock Exchange ("NYSE") rules, i.e., Messrs. Mogg, Owens, Segner, Stein, and Wiley. In making the independence determination, the Board of Directors considered the directors' relationships with us, including commercial relationships with entities affiliated with the directors, and the specific provisions of the NYSE corporate governance standards that would make a director not independent. The purpose of this review was to determine whether any of these relationships or transactions were material and, therefore, inconsistent with a determination that the director is independent. As a result of this review, our Board affirmatively determined, based on its understanding of these transactions and relationships, that the five directors named above are independent under the standards set forth by the NYSE.

How many times did the Board meet last year?
Our Board met in person or by telephone conference 15 times during 2017.

Did any of the directors attend fewer than 75% of the meetings of the Board and such director's assigned committees during 2017?
No. All directors attended at least 75% of the meetings of our Board and assigned committees during 2017.

How many of the directors attended the 2017 annual meeting of shareholders?
All of our current directors who were directors at the time attended and were introduced during our 2017 annual meeting of shareholders. We strongly encourage our directors to attend annual meetings, but we do not have a formal policy regarding attendance.

What is the Board leadership structure?
Our Board is headed by our Chairman of the Board. Currently, our Chairman is director Jim W. Mogg. As Chairman, Mr. Mogg presides over meetings of the full Board of Directors and prepares the agendas for these meetings in consultation with the Chief Executive Officer.

We believe our Board leadership structure is appropriate because the Chairman of the Board, through his consultation with the Chief Executive Officer, is able to prepare agendas that reflect the current needs of the Company due to the Chief Executive Officer's day-to-day management of the Company and the Chairman's consideration of the strategic needs of the Company. The Chairman is able to assist the full Board of Directors with oversight of management, strategic planning, and risk oversight and assessment through his interaction with the Chief Executive Officer, his collaboration with the Chief Executive Officer on Board meeting agendas, and his setting of agendas and presiding over executive sessions of the non-management directors.

Do the non-management directors and independent directors meet in executive session?
Yes, the independent directors (a group that includes all non-management directors) meet separately at least quarterly, usually at each regularly scheduled meeting of our Board. Our corporate governance guidelines provide that the presiding director position for executive sessions shall be the Chairman (a non-management director elected by the Board). If there is no Chairman or the Chairman is absent, the presiding director position will rotate among the Chairs of the Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee.

What is the Board's role in risk oversight?
The Board administers its risk oversight function directly and through its committees. The Board has regular discussions with management regarding our major risk exposures, their potential operational and financial impact on the Company, and the steps we take to manage them. These discussions occur at least quarterly, usually during regular meetings of the Board of Directors. The Audit Committee is tasked with monitoring the Board's processes concerning risk assessment and risk management, and each of the Board's committees oversee risks associated with its respective areas of responsibility. For example, the Audit Committee also administers risk oversight through its oversight of our internal audit function and interaction with internal audit staff, other management, and our outside auditors. The Compensation Committee administers risk oversight through its oversight of compensation practices and the Compensation Committee's assessment of the potential impact of those practices on risk-taking. The Nominating and Corporate Governance Committee administers risk oversight through its oversight of our internal corporate governance process and our management succession plan. The Reserves and Environmental Health & Safety (EHS) Committee administers risk oversight through its oversight of our independent engineering consultants and our reserves evaluation process and reporting system and through its oversight of environmental, health and safety policies, practices and procedures.

How can interested parties communicate directly with the non-management directors?
Shareholders and other interested parties who are interested in communicating directly with the non-management directors may write to the non-management directors at the address for our corporate headquarters. Similarly, shareholders and other interested parties who would like to communicate directly with the entire Board of Directors may direct their questions or comments to the Board of Directors in care of the Corporate Secretary at our headquarters. Our Corporate Secretary will forward all correspondence to the Board of Directors.

How are the directors compensated?
See "Executive Compensation-Director Compensation" for information about our director compensation.

Committees

Does the Board have any standing committees?
Yes, our Board presently has the following standing committees:

•	Audit Committee;

•	Compensation Committee;

•	Nominating and Corporate Governance Committee; and

•	Reserves and Environmental Health & Safety (EHS) Committee.

Each of these committees is composed entirely of independent directors. From time to time, the Board may appoint other committees or subcommittees for specific purposes.

Has the Board adopted charters for each of these committees? If so, how can I view or obtain copies of them?
Yes, our Board has adopted a charter for each of these committees. Current copies of the charters are available on our website for viewing and printing. Go to www.billbarrettcorp.com, then to the "About Us" tab and then to the "Corporate Governance" tab. We also will provide shareholders with a free copy of the charters upon request. See "Corporate Governance-General- How can I view or obtain copies of the corporate governance materials?" for more information about requesting copies from us.

Audit Committee

What does the Audit Committee do?
The primary purposes of the Audit Committee are to assist the Board in monitoring:

•	The integrity of our financial statements and earnings press releases;

•
Our independent public accounting firm's qualifications and independence. In addition, the Audit Committee approves the appointment of our independent public accountants and their associated fees and terms of service;

•	The Board's processes concerning risk assessment and risk management;

•	The performance of our internal audit function and independent public accountant; and

•	Our compliance with legal and regulatory requirements applicable to financial reporting, disclosure matters and compliance with the Company's Code of Business Conduct and Ethics.

Who are the members of the Audit Committee?

The Audit Committee currently consists of Edmund P. Segner, III, Randy I. Stein, and Michael E. Wiley, with Mr. Stein serving as Chair.

Does the committee have an Audit Committee financial expert?
Yes, the Board has determined that both Mr. Stein and Mr. Segner meet the qualifications of an "audit committee financial expert" as defined by SEC rules. The Board has determined that all members of the Audit Committee are independent under the standards set forth by the NYSE and SEC rules.

How many times did the Audit Committee meet last year?
The Audit Committee held 8 meetings in person or by telephone conference during 2017.

Compensation Committee

What does the Compensation Committee do?
The primary purposes of the Compensation Committee are to:

•
Annually review and approve, in coordination with the Chairman of the Board and the Nominating and Corporate Governance Committee, corporate goals and objectives relevant to the Chief Executive Officer and evaluate the Chief Executive Officer's performance in light of those goals and objectives;

•	Review, evaluate and approve the compensation of all directors, officers and other key executives;

•	Review and discuss our compensation discussion and analysis with management and recommend its inclusion in our proxy statement; and

•	Produce a report on executive compensation each year for inclusion in our annual proxy statement.

The Compensation Committee has the sole authority to oversee the administration of compensation programs applicable to all of our employees, including executive officers. The Compensation Committee may delegate some or all of its authority to subcommittees when it deems appropriate and in compliance with applicable law and regulation.

Who are the members of the Compensation Committee?
The Compensation Committee currently consists of Jim W. Mogg, William F. Owens, Edmund P. Segner, III, and Michael E. Wiley, with Mr. Wiley serving as Chair.

How many times did the Compensation Committee meet last year?
The Compensation Committee held 7 meetings in person or by telephone conference during 2017.

What are the Compensation Committee's processes and procedures for consideration and determination of executive compensation?
The Compensation Committee reviews executive compensation at least annually. With limited exceptions, the Compensation Committee makes all decisions regarding the compensation of our executive officers in the first quarter of each year. These decisions include adjustments to base salary, grants of cash bonuses, and grants of equity awards. See "Executive Compensation-Compensation Discussion and Analysis" for more information regarding the Compensation Committee's processes and procedures for consideration and determination of executive compensation.

Does the Compensation Committee utilize the services of a compensation consultant?
Yes. The Compensation Committee retains an independent advisor who reports directly to the Committee. See "Compensation Discussion and Analysis-Annual Review of Executive Compensation-The Role of Compensation Consultants" for more information regarding the compensation consultant retained by the Compensation Committee.

Compensation Committee Interlocks and Insider Participation.
None of the members of the Compensation Committee is or has been an officer of the Company, nor did any of them have any relationships requiring disclosure by the Company under Item 404 of SEC Regulation S-K. None of Company's executive officers served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity, an executive officer of which served as a director of the Company or member of the Compensation Committee during 2017.

Nominating and Corporate Governance Committee

What does the Nominating and Corporate Governance Committee do?
The primary purposes of the Nominating and Corporate Governance Committee are to:

•	Identify, consider, and recommend qualified nominees to serve on our Board of Directors and each standing committee;

•	Oversee the annual evaluation of the Board and report to the Board with an assessment of the Board's performance;

•
Annually review and approve, in coordination with the Compensation Committee, corporate goals and objectives relevant to the Chief Executive Officer and evaluate the Chief Executive Officer's performance in light of those goals and objectives;

•	Maintain a management succession plan; and

•	Develop and oversee our internal corporate governance processes.

Who are the members of the Nominating and Corporate Governance Committee?
The Nominating and Corporate Governance Committee currently consists of Jim W. Mogg, William F. Owens, and Randy I. Stein, with Mr. Owens serving as Chair.

How many times did the committee meet last year?
The Nominating and Corporate Governance Committee held 4 meetings during 2017.

What guidelines does the Nominating and Corporate Governance Committee follow when considering a director nominee for a position on the Board?
The Nominating and Corporate Governance Committee is responsible for identifying individuals qualified to become directors and for evaluating potential or suggested director nominees. Although the Nominating and Corporate Governance Committee has not established written criteria or a set of specific minimum qualifications, our corporate governance guidelines provide that any assessment of a potential director nominee will include the individual's qualification as independent, as well as consideration of his or her background, ability, judgment, skills, and experience in the context of the needs of our Board. The Nominating and Corporate Governance Committee also considers whether a prospective nominee has relevant business or financial experience or a specialized expertise. Our Board of Directors believes that the backgrounds and qualifications of its directors, considered as a group, should provide a composite mix of experience, knowledge and abilities that will allow it to fulfill its responsibilities. The Nominating and Corporate Governance Committee may also consider other factors, including geographic, gender, age and ethnic diversity; however, these factors are not a prerequisite for any prospective nominee.

Does the Nominating and Corporate Governance Committee consider candidates for the Board who are recommended by shareholders and, if so, what are the procedures for submitting such recommendations?
Yes, the Nominating and Corporate Governance Committee considers suggestions from many sources, including shareholders, regarding possible candidates for director. Nominations from shareholders will be considered on the same basis as nominees from other sources. Any such suggestions, together with appropriate biographical information, should be submitted to the Chair of the Nominating and Corporate Governance Committee, c/o Kenneth A. Wonstolen, Secretary, Bill Barrett Corporation, 1099 18th Street, Suite 2300, Denver, Colorado 80202. See "What is the process a shareholder must follow to nominate a director?" below for a summary of applicable requirements if a shareholder seeks to nominate a candidate directly to the shareholders, i.e., without the approval of the Nominating and Corporate Governance Committee or the Board.

What is the process a shareholder must follow to nominate a director?
Our Bylaws provide that nominations for the election of directors may be made by or at the direction of the Board of Directors, which has directed the Nominating and Corporate Governance Committee to make nominations, or by any shareholder entitled to vote for the election of directors. The Bylaws set forth certain procedural requirements for a shareholder who seeks to nominate a candidate directly to the shareholders. To be considered, such a nomination generally must be made by notice in writing, delivered to our Corporate Secretary at our principal executive offices, not less than 60 days nor more than 90 days prior to the first anniversary of the date on which we first mailed our proxy materials for the previous year's annual meeting of shareholders. If the date of the annual meeting is advanced more than 30 days prior to or delayed by more than 30 days after the anniversary of the preceding year's annual meeting, or if no such meeting was held in the preceding year, notice by the shareholder to be timely must be so delivered not later than the close of business on the later of (a) the 90th day prior to such annual meeting or (b) the 10th day following the day on which public announcement of the date of such meeting is first made. Each notice of nomination of directors by a shareholder must set forth specified information, including:

•	The name, age, business address and, if known, residence address of each nominee proposed in the notice;

•	The principal occupation or employment of each such nominee for the five years preceding the date of the notice;

•	The number of shares of our stock that are beneficially owned by each nominee and any derivative instruments convertible into or with a value derived from the value of our stock;

•	Any other information required by Regulation 14A under the Exchange Act to be disclosed in solicitations for proxies for the election of nominees for director;

•
Whether the shareholder making the nomination intends to deliver a proxy statement and form of proxy to holders of a sufficient number of holders of the Corporation's voting shares to elect such nominee or nominees;

•	The nominee's written consent to serve as a director if elected; and

•
As to the shareholder giving the notice and the beneficial owner, if any, on whose behalf the nomination or proposal is made (i) the name and address of such shareholder, as they appear on our books, and of such beneficial owner, (ii) the class and number of our shares that are owned beneficially and of record by such shareholder and such beneficial owner, and (iii) whether either such shareholder or beneficial owner intends to deliver a proxy statement and form of proxy to holders of a sufficient number of our voting shares to elect such nominee or nominees.

The chairman of any meeting of shareholders may, if the facts warrant, determine and declare to the meeting that a nomination was not made in accordance with this procedure and that the defective nomination will be disregarded.

Reserves and Environmental Health & Safety (EHS) Committee

What does the Reserves and Environmental Health & Safety Committee do?
The primary purposes of the Reserves and Environmental Health & Safety Committee are to:

•	Approve the appointment of, and any proposed change in, the independent engineering consultants retained to assist us in the annual review of our reserves;

•	Approve the scope of and oversee an annual review or audit of our reserves by the independent engineering consultants, having regard to industry practices and all applicable laws and regulations;

•	Review the qualifications and independence of our independent engineering consultants and monitor their performance;

•	Approve the independent engineering consultants' engagement fees and terms of service;

•	Review the integrity of our reserves evaluation process and reporting system;

•	Review any material reserves adjustments;

•	Review variances between the Company's and the independent engineering consultant's estimates of reserves;

•	Review the Company's environmental, health and safety policies, practices and procedures; and

•	Review EHS results, near misses, actions undertaken, and the Company's efforts associated with the Company's EHS culture.

Who are the members of the Reserves and Environmental Health & Safety Committee?
The Reserves and Environmental Health & Safety Committee currently consists of Jim W. Mogg, Edmund P. Segner, III, and Michael E. Wiley, with Mr. Segner serving as Chair.

How many times did the Reserves and Environmental Health & Safety Committee meet last year?
The Reserves and Environmental Health & Safety Committee held 6 meetings during 2017.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Committee Report

The Compensation Committee has discussed and reviewed the following Compensation Discussion and Analysis with management. Based upon this review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this proxy statement.

Member of the Compensation Committee
Michael E. Wiley, Chair
Jim W. Mogg
William F. Owens
Edmund P. Segner, III

COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion and Analysis ("CD&A") provides a description of the material elements of our executive compensation program, as well as perspective and context for decisions made regarding the 2017 compensation of our named executive officers, or NEOs, who are identified below:

R. Scot Woodall	Chief Executive Officer and President
William M. Crawford	Senior Vice President, Treasury and Finance
Kenneth A. Wonstolen	Senior Vice President, General Counsel; and Corporate Secretary
Troy L. Schindler	Senior Vice President, Operations
William K. Stenzel	Senior Vice President, Corporate Development and Planning

Table of Contents

To assist our shareholders in locating important information, this CD&A is organized as follows:

Executive Summary	10
Our Compensation Philosophy	13
Compensation Principles and Best Practices	13
Executive Compensation Components, Levels and Mix	14
Executive Compensation Process: Roles	16
Executive Compensation Process: Peer Group Annual Review	16
Executive Compensation Process: 2017 Pay Actions	17
Compensation Related Policies and Other Information	21
Conclusion	23

EXECUTIVE SUMMARY

Say on Pay Results and Our Engagement with Shareholders

At the 2017 annual meeting of stockholders, our shareholders expressed support for our executive compensation program, with 87.3% of votes cast in favor. In support of good governance, we engage in ongoing dialogue with our shareholders to understand their perspective on our compensation programs and other corporate governance topics. Our Compensation Committee considers shareholder feedback as part of its annual review of our executive compensation program. Based on our 2017 voting results, the Compensation Committee reaffirmed the core structure of our executive compensation program, which reflects the changes implemented in 2016. The Compensation Committee will continue to consider and monitor shareholder feedback when making decisions on executive compensation.

2017 Business Highlights: A Year of Strategic Action and Operational Execution

In 2017, WTI ranged between $40 and $60 per barrel, and averaged approximately $51 per barrel. Despite this improvement over 2016 price levels, our stock price, and the stock price of our peers, was negative, with a range of negative 76.1% to negative 4.3%, with the Company at the median with a negative 26.6% total shareholder return (TSR), as investors were reluctant to buy oil and gas equities with the commodity price volatility. The chart below shows the 2017 TSR of the Company and its peers.

Nonetheless, we achieved the following in 2017:

•
Announced a strategic business combination with Fifth Creek Energy Operating Company, LLC ("Fifth Creek") that is expected to close on March 19, 2018 and will add 81,000 net undeveloped acres that are conducive for drilling high rate of return XRL wells with a high oil ratio and located in rural Northern Weld County, Colorado;

•	Produced sales volumes of 7 MMBoe, which represented 20% growth over 2016, pro forma for asset sales;

•	Reduced LOE by 24% to $3.46 per Boe;

•	Increased year end 2017 proved reserves by 56% to 86 MMBoe with estimated all-sources reserve replacement of 541%;

•	Reduced total debt by $90 million through a debt for equity exchange and cash on hand, and extended nearest debt maturity by three years;

•	Sold remaining Uinta Basin assets for net proceeds of $102 million; proceeds were used to enhance liquidity;

•	Raised $110 million in a primary equity offering to pre-fund 2018 capital expenditures;

•	Ended 2017 with $314 million of cash on hand and an improved Net Debt to EBITDAX;

•	Company employees remained injury free for the third consecutive year; and

•
Drilling and completion efficiencies continue to be achieved within the XRL well program, resulting in an approximate 30% average year-over-year improvement in 2017 cycle times. The chart below illustrates the cycle time improvement.

Reported Compensation vs. Realized Compensation

The following chart illustrates the alignment between the compensation realized by the Company's CEO and the experience of our shareholders. As shown in the graph below, the CEO's total realized compensation was 59% lower than the compensation reported in the Summary Compensation Table for the period 2013-2017. The lower realized compensation value demonstrates our programs' responsiveness to changes in our share price, and is a result of a number of factors including below-target performance driving reduced bonus payouts and minimal, if any, vesting for performance based equity.

Reported Compensation: Salary, bonus earned, and target long-term incentive grant as disclosed in the Summary Compensation Table.

Realized Compensation: Salary, bonus earned, and the actual value earned of long-term incentive awards vesting in each year.

Stock Price: Valued as of last trading day for each fiscal year.

OUR COMPENSATION PHILOSOPHY

Our executive compensation philosophy is to design compensation programs that:

•	Pay for Performance. Focus our executives on financial, strategic and operational goals by tying a substantial portion of their compensation to performance targets for which they are held accountable;

•	Align with Shareholder Value. Align executive compensation with shareholder value; and

•	Attract and Retain Top Talent. Support our ability to recruit and retain highly qualified executives.

COMPENSATION PRINCIPLES AND BEST PRACTICES

What We Do:

•	Pay for performance. 85% of CEO total target compensation is subject to performance risk.

•	Performance-based long-term incentives. Half of the Company's long-term incentive plan is performance-based.

•	Shareholder-aligned. Annual and long-term incentive awards are based on relative and absolute shareholder return and other performance measures that are aligned with creation of shareholder value.

•	Double trigger severance provisions. Our change-in-control agreements require both a change-in-control event and qualifying termination of employment before applicable benefits become payable.

•	Incentive plan design. Incentive plans are designed with caps on maximum payouts and awards.

•	Market-based compensation. Our compensation program, reviewed annually, is benchmarked using current market data relevant to the energy industry and our benchmarking peer group.

•	Clawback policy. Our Clawback Policy allows the Company to require repayment of incentive compensation in certain circumstances.

•	Mandatory stock ownership. We require our executive officers and directors to maintain meaningful stock ownership in the Company.

•	Minimum vesting requirement. We require a vesting period of at least one year for all equity award types issuable under our equity incentive plan.

•	Independent compensation consultant. The Compensation Committee retains an independent advisor who reports directly to the Committee.

What We Do Not Do:

•	No excise tax gross-ups. Our change-in-control agreements do not contain excise tax gross-ups.

•	No enhanced retirement benefits. Our deferred compensation plan provides restorative, but not enhanced, retirement benefits for executives.

•	No executive perquisites. We do not provide executives with perquisites or other personal benefits other than those offered to other employees.

•	No stock option repricing or backdating. Our equity incentive plan prohibits the repricing or backdating of stock options.

•	No dividends paid on unvested equity awards. Our equity incentive plan prohibits the payment of dividends on unvested awards for all equity award types.

•	No hedging or pledging of Company stock. Our insider trading policies prohibit certain transactions involving our stock, including hedging and pledging.

•	No employment agreements. We do not have employment agreements with any of our NEOs.

•	No excessive risk. Our compensation program does not motivate executives to engage in activities that create excessive or inappropriate risk.

EXECUTIVE COMPENSATION COMPONENTS, LEVELS AND MIX

Executive compensation is reviewed by the Compensation Committee annually. Compensation components include: base salary, short-term incentive-based cash, long-term incentive-based equity and cash, retirement and other benefits. The Compensation Committee considers compensation data from an appropriate peer group and the industry in general in making all compensation decisions.

Base salaries are targeted around the median of a range established by peer and industry review, although adjustments are made for experience in the role. The combination of base salary, annual cash incentives and equity or equity-based awards comprise total direct compensation. Total direct compensation is also targeted near the median of the range, although the Compensation Committee may decide, as appropriate, to modify the size or mix of awards, as the performance of the individual dictates.

The primary elements of direct compensation for our NEOs are summarized below.

Compensation Elements		Role in Total Compensation
Base Salary		•	To provide a market-based fixed level of cash compensation
Annual Incentives		•	To incent and reward annual Company performance against goals
•	Cash Bonus	•	To align individual compensation with the short-term financial, operational and strategic objectives specific to each calendar year
		•	To recognize individual contributions to the organization's overall results
Long-Term Incentives		•	To reward long-term performance directly aligned with shareholder interests
•	Restricted Stock Units	•	To recognize and reward share price performance based on both absolute value appreciation and performance relative to industry peers
•	Performance Cash Units
		•	To align variable compensation with sustained long-term value creation
		•	To create an executive ownership stake while managing dilution
		•	To drive retention of key executives
Benefits		•	To help attract and retain executives by offering a market competitive employee benefits package aligned with employees at all levels in the organization
•	Health and Welfare
•	Retirement	•	To provide financial security by allowing executives to save for retirement through the company's 401(k) and Non-Qualified Deferred Compensation plans
Termination Benefits
•	Change in Control Agreement	•	To ensure that executives act in the best interest of shareholders in times of heightened uncertainty and change
•	Executive Severance Guideline	•	To lessen the distraction caused by an executive's departure by establishing in advance the financial terms and conditions thereof

In determining the allocation between short-term and long-term incentive compensation for NEOs, the Compensation Committee does not follow a prescribed formula, but considers an analysis of each executive role and the competitive market. Factors affecting compensation decisions include:

•	The Company's annual performance

•	The executive's impact on the Company's results

•	The alignment of the compensation delivered to executives and that realized by shareholders

•	Internal equity

The relative mix of the direct elements of our 2017 executive compensation program is shown in the charts below (at target) for both our CEO and the other NEOs (in aggregate). Long-term incentive compensation, of which half is performance-based, represents a significantly larger proportion of total direct compensation than any other element. The charts below illustrate that the design of our compensation program for our executives supports alignment with the interests of our shareholders.

EXECUTIVE COMPENSATION PROCESS: ROLES

Role of the Compensation Committee

The Compensation Committee is responsible for overseeing our executive compensation programs, including reviewing and approving the compensation arrangements for our NEOs. In the first quarter of each year, the Compensation Committee reviews prior year compensation of the NEOs, determines bonus payouts for prior year performance, and makes decisions regarding current year salaries, annual cash bonus targets and equity awards for each NEO. During these reviews, the Compensation Committee also approves the level at which performance shares are vested based on our three-year performance. After careful review of competitive benchmarking data provided by the Compensation Committee's compensation consultant, performance evaluations, recommendations of our CEO, and current economic conditions, the Compensation Committee determines the levels and allocation of compensation among cash and equity-based incentives for our CEO and, with input from the CEO, for the other NEOs.

Role of the Compensation Consultant

Under the terms of its charter, the Compensation Committee is authorized to retain the services of a compensation consultant and is responsible for determining the scope of its services. Since 2016, the Compensation Committee has retained Frederic W. Cook & Co., Inc. ("FW Cook") as its independent consultant on executive compensation matters.
Services performed by FW Cook for the Compensation Committee during 2017 included:

•	Analysis and recommendations of peer group companies for compensation benchmarking purposes

•	Preparation of competitive benchmarking reviews regarding executive and director compensation

•	Evaluation of proposed compensation programs and changes to existing programs

•	Analysis of current trends in executive compensation, and updates regarding applicable legislative and governance activity

•	Input on design options for the 2018 annual cash bonus and LTI programs

The Compensation Committee determined that the services provided by FW Cook to the Compensation Committee during 2017 did not give rise to any conflicts of interest. The Compensation Committee made this determination by assessing the independence of FW Cook under the applicable rules adopted by the SEC and incorporated into the NYSE Corporate Governance Listing Standards. In making this assessment, the Compensation Committee also considered FW Cook's written correspondence to the Compensation Committee that affirmed the independence of FW Cook and the partners, consultants and employees who provide services to the Compensation Committee on executive and director compensation matters.

Role of Management

Our Chief Executive Officer and Vice President, Human Resources were involved in gathering data about our compensation practices, discussing peer companies, providing suggested performance metrics, and responding to questions from the Compensation Committee and FW Cook. In addition, our Chief Executive Officer provides recommendations to the Compensation Committee regarding the compensation of the NEOs other than himself. The Compensation Committee considered these recommendations in making decisions regarding the NEOs' 2017 compensation.

EXECUTIVE COMPENSATION PROCESS: PEER GROUP ANNUAL REVIEW

To assist in pay decisions for executive officers for 2017, the Compensation Committee considered a competitive benchmarking review prepared and presented to the Committee by FW Cook. The benchmarking review provided market data for each element of compensation, as well as information regarding the incentive plan designs and pay practices among a selected peer group of companies (the "Compensation Peer Group"). The companies that comprise the Compensation Peer Group are publicly-traded companies and direct competitors for executive talent in the Denver and broader energy market. Selection criteria utilized to evaluate the companies that comprise the Compensation Peer Group include: asset size, oil and gas sales, enterprise value, location and scope of operations, financial health, and business strategy. The Compensation Committee reviews the composition of the Compensation Peer Group annually, and may consider modifications resulting from business combinations, changes in the company's business strategy, asset sales or other circumstances that may cause peer companies to no longer be comparable. The Compensation Peer Group listed below was approved by the Compensation Committee for assessing the competitiveness of the compensation and making pay decisions for the NEOs in 2017.

Company	Assets ($000)	Oil and Gas Sales ($000)	Enterprise Value ($000)
Abraxas Petroleum Corporation	$227,000	$73,000	$471,000
Approach Resources, Inc.	$1,100,000	$105,000	$644,000
Callon Petroleum Company	$2,693,000	$366,000	$2,986,000
Carrizo Oil & Gas, Inc.	$2,778,000	$713,000	$3,643,000
Contango Oil & Gas Company	$381,000	$79,000	$199,000
Extraction Oil & Gas, Inc.	$3,385,000	$553,000	$3,437,000
Jagged Peak Energy Inc.	$946,000	$188,000	$3,391,000
Jones Energy, Inc.	$1,710,000	$189,000	$1,177,000
Matador Resources Company	$2,146,000	$506,000	$4,016,000
PDC Energy, Inc.	$4,420,000	$926,000	$4,287,000
Resolute Energy Corporation	$792,000	$280,000	$1,339,000
Sanchez Energy Corporation	$2,471,000	$740,000	$2,529,000
SRC Energy Inc.	$2,080,000	$326,000	$2,264,000
WildHorse Resource Development	$2,778,000	$427,000	$2,901,000

Median of Benchmarking Peer Group	$2,113,000	$346,000	$2,715,000

Bill Barrett Corporation	$1,336,000	$163,000	$1,079,000
Asset, oil and gas sales and enterprise value data as of December 31, 2017

EXECUTIVE COMPENSATION PROCESS: 2017 PAY ACTIONS

Base Salary

In February 2017, the Compensation Committee made the following base salary changes for the named executive officers based on several factors including execution on strategic goals, the Company's relative position to the market, and the fact that no increases were awarded the prior year.

Name	2016 Annual Salary	2017 Annual Salary	% Increase
R. Scot Woodall	$550,000	$575,000	4.5%
William M. Crawford	$275,535	$286,556	4.0%
Kenneth A. Wonstolen	$319,300	$335,265	5.0%
Troy L. Schindler	$320,142	$326,545	2.0%
William K. Stenzel	$285,000	$296,400	4.0%

Annual Cash Bonus

Annual Cash Bonus Target Award Levels

Based on competitive market practices for annual incentives and our compensation strategy, we set a target award for each of our executives as a percentage of salary. The table below provides the target opportunities as a percentage of base salary for our named executive officers, which are the same as 2016 levels.

Name	Bonus Target (% of Base Salary)
R. Scot Woodall	100%
William M. Crawford	55%
Kenneth A. Wonstolen	75%
Troy L. Schindler	60%
William K. Stenzel	60%

Annual Cash Bonus Design

In response to shareholder feedback, the 2017 Annual Cash Bonus design was weighted differently for corporate and executive employees versus field and operations employees. For corporate and executive employees, financial measures and rate-of-return were weighted higher, whereas for field and operations employees production and cost measures were weighted higher. The table below shows the measure and relative weight with respect to each group.

Measure	Corporate and Executive Employees	Field and Operations Employees
Operational Goals	20%	70%
• Production
• Cost
Financial Goals	40%	0%
• EBITDAX
• Drilling Rate of Return
Strategic Goals	40%	30%
• Portfolio Management
• Strategic Financial Management

Additional Guidelines

•	The Compensation Committee may apply discretion and adjust results for unexpected business events such as portfolio changes and equity issuances.

•	The Compensation Committee may further apply discretion in the final determination of the performance score to account for business conditions or other performance factors.

•	Individual awards may be adjusted downward or upward at the Compensation Committee's discretion based on specific individual performance for the period.

2017 Annual Cash Bonus Performance Metrics

The Company established specific targets for each of the following quantitative performance metrics based on 2017 public financial guidance: production, lease operating expense ("LOE"), EBITDAX, and drilling rate of return. Those targets are set forth in the table below under "2017 Annual Cash Bonus Performance Scoring." In addition to the quantitative metrics, the strategic metrics included portfolio and strategic financial management.

2017 Annual Cash Bonus Performance Scoring

In February 2018, the Compensation Committee considered the performance of the Company relative to its operational and financial (quantitative) targets, as well as strategic targets. Performance in 2017 resulted in a total bonus payout of 150% of target for corporate and executive employees, and 170% of target for field and operations employees. The chart below illustrates the performance achievement as of December 31, 2017:

	2017 Quantitative Metrics			2017	Relative Weight		Funding
Measure	Threshold	Target	Maximum	Actual	Corporate	Operations	Corporate	Operations
Operational Goals
Production (MMBoe)	5.9	6.2	6.6	7.0	10%	50%	20%	100%
Costs - LOE (millions)	$30	$28	$24	$24	10%	20%	20%	40%
Subtotal - Operational Goals					20%	70%	40%	140%
Financial Goals
EBITDAX (millions) (1)	$140	$155	$169	$185	20%	N/A	40%	N/A
Drilling Rate of Return (2)	30%	39%	57%	48%	20%	N/A	30%	N/A
Subtotal - Financial Goals					40%	N/A	70%	N/A
Strategic Goals					40%	30%	40%	30%
Total					100%	100%	150%	170%

(1)	Earnings before interest, taxes, depreciation, depletion, amortization and exploration expenses.

(2)	Rate of return on investment of capital using a flat $55 WTI.

For the strategic element of the 2017 bonus program, weighted at 40% for corporate employees, and 30% for operations employees, the Compensation Committee considered 17 discrete items, including debt levels, portfolio management, environmental compliance, corporate returns, safety, and capital efficiency. Of the 17 items considered, the Committee scored 11 as “exceeds target” and six as “meets target.” The Committee focused on the Company’s management of its capital structure in order to grow the Company through strategic transactions as a key factor in giving full target value to the strategic portion of the bonus funding.

2017 NEO Bonus Awards

In determining individual NEO bonus awards, the Compensation Committee took into consideration the impact each executive had on achievement of operational and financial goals, and applied both negative and positive discretion in determining the bonus award value. The table below provides the target bonus opportunity and the actual bonus earned for each of our named executive officers.

Name	Target Bonus Opportunity	Actual Bonus Earned	Actual Bonus Earned (% of Target)
R. Scot Woodall	$575,000	$862,500	150%
William M. Crawford	$157,606	$267,930	170%
Kenneth A. Wonstolen	$251,449	$271,022	108%
Troy L. Schindler	$195,927	$372,261	190%
William K. Stenzel	$177,840	$284,544	160%

Long-Term Equity Incentive Compensation

In 2017, we continued to grant a combination of restricted stock and performance-based awards to align with market practices within our industry and to align executive pay with shareholder interests (as shown in the Reported vs. Realized Compensation chart on page 13). Restricted stock awards vest ratably over a three-year period; performance-based awards vest based on performance results measured over the three-year performance period. For 2017, we reevaluated the performance measures for the long-term incentive plan and determined that relative and absolute TSR would be used to measure performance over the next three years. The Committee considered other alternative measures, but based on market uncertainty and crude oil price volatility, decided that these two measures were the most appropriate during this timeframe. To strengthen alignment with shareholders, the 2017 plan requires both relative TSR above the median and positive absolute TSR for the executives to receive a target payout.

If the planned merger with Fifth Creek Energy closes as anticipated on March 19, 2018, each award of outstanding performance units under the 2016 and 2017 Programs will convert into a time-based award of restricted stock units in the new company,

HighPoint Resources Corporation ("HighPoint"). The treatment of the specific performance awards upon the closing of the merger is described in more detail below.

Restricted stock awards granted in February 2017 represented 50% of the target total long-term incentive for each NEO and performance cash units granted in February 2017 represented 50% of the target total long-term incentive for each NEO. The performance units will vest and settle in cash based on the Company's absolute and relative TSR over the three-year period of January 1, 2017 through December 31, 2019. Payouts of the 2017 performance cash units will range from 0% to 200% of the target number of units awarded based on the plan metrics.

Vesting will occur at the maximum level if the Company is the highest performer in the peer group while also having a cumulative TSR of at least 150% over the three-year performance period.

TSR Performance	Payout Opportunity
75% Absolute TSR	Payout opportunity equal to positive TSR between 0-150%. Maximum payout (150%) earned if absolute TSR equals 150% over the performance period.
25% Relative TSR	Payout opportunity equal to the excess, if any, of relative TSR ranking over the 50th percentile. Maximum payout (50%) earned if relative TSR ranking is at the 100th percentile.

2017 Long-Term Incentive Awards

Name	Total Target Equity Award Value ($) (1)	Restricted Stock ($)	Performance Cash Units ($)
R. Scot Woodall	$2,700,000	$1,350,000	$1,350,000
William M. Crawford	$573,114	$286,557	$286,557
Kenneth A. Wonstolen	$670,530	$335,265	$335,265
Troy L. Schindler	$653,090	$326,545	$326,545
William K. Stenzel	$592,800	$296,400	$296,400

(1)
The target equity award value shown here differs from the value shown in the Summary Compensation Table in the "Compensation Tables" section, as the Summary Compensation Table reports the value of these awards in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 718, "Compensation-Stock Compensation." See footnote (1) to the Summary Compensation Table for additional information.

Performance Share and Performance Cash Unit Awards

2014 Program

The performance share awards granted for the performance period beginning in January 2014 vested at 106.7% in 2017. The Company's relative TSR ranking was at the 50th percentile of the peer group and the relative discretionary cash flow per debt adjusted share was at the 57th percentile of the peer group. The chart below shows the payments for the CEO, based on the results of the performance share awards in 2017.

Name	Target Award	Target Shares	Result	Shares Awarded	Realized Award Value (1)	Realized Value as a Percent of Target
R. Scot Woodall	$1,400,000	62,361	106.7%	66,549	$245,566	17.5%

(1)	The closing price of the Company's stock on May 1, 2017 was $3.69.

2015 Program

On March 14, 2018, the Compensation Committee determined the vesting level for the performance cash unit awards granted for the performance period beginning in January 2015 at 104.1%. For TSR, weighted at 60%, the Company finished 8th among the peer group, equating to a 53.2% weighted payout, and for relative discretionary cash flow per debt adjusted share, weighted at 40%, the Company finished 6th among the peer group, equating to a 50.9% weighed payout. The awards will be paid on March 23, 2018.

2016 and 2017 Programs

The performance cash units granted in 2016 and 2017 are tracking in alignment with company performance and shareholder returns. Both programs have a 100% TSR metric and vest based on absolute and/or relative stock performance against an approved peer group of competitive companies.

Upon the closing of the anticipated merger with Fifth Creek Energy on March 19, 2018, each outstanding performance cash award under the 2016 and 2017 Programs will convert into a time-based restricted stock award in HighPoint, with the same terms and conditions (excluding performance conditions) as applied to the corresponding Company performance cash award immediately prior to the closing of the merger. The number of HighPoint restricted stock awards will be equal to the number of corresponding performance cash awards subject to actual performance for the 2016 Program (assuming the applicable performance period ends immediately prior to the closing date of the merger) and target performance for the 2017 Program.

2018 Program

In 2018, the Company continued its practice of granting performance-based awards representing 50% of the target total long-term incentive for each NEO to align executives with shareholder interests. Upon the closing of the anticipated merger with Fifth Creek Energy on March 19, 2018, each award of outstanding performance cash units under the 2018 Program will convert into a performance award in HighPoint, with the same terms and conditions, including performance conditions, as applied to the corresponding Company performance unit award immediately prior to the closing of the merger.

COMPENSATION RELATED POLICIES AND OTHER INFORMATION

Executive and Director Stock Ownership Guidelines

The Board of Directors of the Company believes that certain executives and our non-employee directors should own and hold common stock of the Company to further align their interests and actions with the interests of the Company's shareholders. Therefore, the Board of Directors adopted stock ownership guidelines, effective February 23, 2011. The stock ownership guidelines require certain executives ("Covered Executives") to achieve ownership of a number of shares with a market value equal to a multiple of the Covered Executive's base salary in effect on the effective date of the stock ownership guidelines, or the date the executive becomes a Covered Executive. In the case of directors, the ownership requirement is expressed as a multiple of the annual cash retainer, excluding additional committee chair retainers. The stock ownership requirement applicable to each Covered Executive and director is as follows:

Covered Executives/ Directors	Ownership Requirement
Chief Executive Officer	5 x base salary
Chief Operating Officer, Chief Financial Officer and Executive Vice Presidents	2 x base salary
Senior Vice Presidents	1 x base salary
Non-Employee Directors	5 x annual cash retainer (excluding committee chair retainers)

Stock that counts toward satisfaction of the stock ownership guidelines ("Qualifying Shares") includes:

•	Stock purchased on the open market;

•	Stock obtained through stock option exercises;

•	Restricted stock;

•	Vested restricted stock units;

•	Vested deferred stock units; and

•	Stock beneficially owned in a trust, by a spouse and/or minor children.

Shares of stock that Covered Executives and directors have the right to acquire through the exercise of stock options (whether or not vested) are not included as Qualifying Shares for purposes of the stock ownership guidelines.

Covered Executives and directors have to comply with the guidelines within five years from the later to occur of the adoption of the stock ownership guidelines or the appointment of that individual to a position subject to the stock ownership guidelines. The number of shares of our common stock beneficially owned by our NEOs and our non-employee directors is shown in the "Beneficial Owners of Securities" section.

Tax and Accounting Treatment of the Elements of Executive Compensation

We account for stock-based compensation in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718.

Section 162(m) of the Internal Revenue Code generally disallows a tax deduction to public companies for individual compensation paid to certain executive officers to the extent the compensation exceeds $1 million in any year. Prior to the tax reform legislation enacted in December 2017, an exception to the limit on deductibility applied with respect to "qualified performance-based compensation," which generally included compensation paid pursuant to a stockholder-approved plan that was earned or became vested based on meeting pre-established, objective performance goals. Our Cash Incentive Plan, 2008 Stock Incentive Plan, and 2012 Equity Incentive Plan all have been approved by our shareholders. These plans were intended to enable the Company to make awards of "qualified performance-based compensation" and to therefore preserve, to the extent practicable, the tax deductibility of incentive awards under Section 162(m). Following the tax reform legislation, no new awards under these plans can be treated as "qualified performance-based compensation"; however, outstanding grants made prior to the tax reform legislation may continue to be treated as "qualified performance-based compensation" under certain transition rules in the tax reform legislation.

As part of its role, the Compensation Committee reviews and considers the financial reporting and income tax deductibility of the compensation of our executive officers. Our policy is to utilize available tax deductions whenever appropriate (including availing ourselves of the 162(m) transition rules in the 2017 tax reform legislation) and consistent with our compensation philosophy and objectives. However, the Compensation Committee retains the discretion to provide compensation to our executive officers that may not be fully deductible. Changes in tax legislation will be considered as the Committee administers compensation arrangements in the future.

Compensation Risk Assessment

The Compensation Committee believes that its approach to choosing performance metrics and threshold, target and maximum performance levels and evaluation of performance results mitigates the potential for excessive risk-taking that could harm our value or reward poor judgment by our executives. The Compensation Committee believes that our executive compensation program reflects sound risk management practices and provides a reasonable balance between short-term and long-term objectives. For example, with respect to our incentive compensation programs, the metrics that determine vesting for our performance shares and performance cash units are Company-wide metrics only. In addition, the performance criteria reviewed by our Compensation Committee in determining cash bonuses are Company-wide, and our Compensation Committee has authority to exercise negative discretion over bonus payments under the Cash Incentive Plan. The Compensation Committee believes that applying Company-wide metrics encourages decision-making that is in the best long-term interests of the Company and its shareholders. The multi-year vesting of our equity awards and our use of a combination of restricted stock, performance shares, and performance cash units for executive compensation discourages excessive risk-taking and properly accounts for the time horizon of risk. Further, the Company's Clawback Policy, as discussed below, mitigates excessive risk-taking, and the Company's stock ownership guidelines for directors and Covered Executives, as discussed above, further aligns the interests of the directors and Covered Executives with those of our shareholders. In 2017, the Compensation Committee's independent compensation consultant conducted a formal risk assessment of all executive compensation programs. The findings indicated that our compensation program mitigates the potential for excessive risk taking and poor executive judgment. There have been no significant changes since 2017 that would affect this risk assessment.

Clawback/ Forfeiture Provisions

In 2014, the Company approved and implemented a formal Clawback Policy in accordance with the expected requirements of the Dodd-Frank Act. A copy of the Clawback Policy is posted on our website at www.billbarrettcorp.com. Under our Clawback Policy, the Company would recover any bonus or other incentive-based or equity-based compensation received by our chief executive officer and chief financial officer and any profits they realize from the sale of securities during the relevant periods in the event of an accounting restatement due to our material noncompliance as a result of misconduct with any financial reporting requirement under securities laws. Further, under our Clawback policy, the Company would also pursue other available remedies against them or other employees engaged in illegal activities. All awards granted under our 2012 Equity Incentive Plan since adoption of the Clawback Policy are subject to the policy.

Anti-Hedging and Anti-Pledging Provisions

Our insider trading policies applicable to the NEOs, other officers and directors prohibit transactions in puts, calls and other derivative securities with respect to our securities on an exchange or in any other organized market, as well as short sales of our securities.

In addition, the NEOs and others subject to this policy may not hold Company securities in a margin account, and may not, without prior approval, pledge Company securities as collateral for any other loan. An exception to this prohibition may be granted in the case of a non-margin loan where the person is able to clearly demonstrate the financial ability to repay the loan without resorting to the pledged securities. No exceptions have been granted, and we are not aware of any of our shares being pledged by the NEOs.

CONCLUSION

The Compensation Committee believes the design of our executive compensation program effectively aligns the interests of our executives with the interests of our shareholders. Further, our executive compensation program is subject to a comprehensive governance process involving only independent directors. The Committee will continue to review our executive compensation program, policies and processes and periodically make modifications to maintain alignment with Company performance, shareholder expectations and prevailing competitive and governance practices.

* * * * *

COMPENSATION TABLES

Summary Compensation Table

The following table sets forth the compensation for the years ended December 31, 2017, 2016, and 2015 of our Chief Executive Officer, our Senior Vice President-Treasury and Finance, and each of our next three most highly compensated executive officers serving as of December 31, 2017 (we refer to these five individuals, collectively, as the named executive officers, or NEOs). Mr. Woodall has not received any separate compensation as a director. During the past three fiscal years, we did not pay any cash bonuses (other than bonuses paid under our Performance Cash Bonus Plan), grant any option awards or have any pension plans. In addition, our 2010 Deferred Compensation Plan does not provide for above-market or preferential earnings. Therefore, we have not included the Bonus column, Option Awards column or the Change in Pension Value and Non-Qualified Deferred Compensation Earnings column in the table below. For additional information concerning the compensation paid to our named executive officers, including the 2010 Deferred Compensation Plan, see the "Compensation Discussion and Analysis" and "Non-Qualified Deferred Compensation for 2017" sections.

Name and Principal Position	Year	Salary ($)	Stock Awards ($) (1)	Non-Equity Incentive Plan Compensation ($) (2)	All Other Compensation ($) (3)	Total ($)
R. Scot Woodall	2017	$572,115	$2,464,891	$862,500	$78,509	$3,978,015
Chief Executive Officer and President	2016	$550,000	$2,966,339	$550,000	$76,410	$4,142,749
	2015	$571,154	$3,148,762	$687,500	$58,539	$4,465,955
William M. Crawford	2017	$285,284	$523,211	$267,930	$30,734	$1,107,159
Senior Vice President, Treasury and Finance (4)	2016	$273,821	$424,378	$174,276	$29,058	$901,533

Kenneth A. Wonstolen	2017	$333,423	$612,144	$271,022	$21,269	$1,237,858
Senior Vice President, General Counsel; and Corporate Secretary	2016	$319,300	$582,860	$239,475	$17,580	$1,159,215
	2015	$331,581	$693,375	$299,344	$17,580	$1,341,880
Troy L. Schindler	2017	$325,817	$596,219	$372,261	$35,970	$1,330,267
Senior Vice President, Operations	2016	$318,997	$493,090	$182,481	$37,066	$1,031,634
	2015	$314,454	$519,938	$272,679	$27,498	$1,134,569
William K. Stenzel	2017	$295,085	$541,177	$284,544	$32,039	$1,152,845
Senior Vice President, Corporate Development and Planning (4)	2016	$285,000	$438,964	$162,450	$33,427	$919,841

(1)
The amounts reflect the grant date fair value of nonvested equity share, performance share and performance cash unit awards, as calculated in accordance with FASB ASC Topic 718, "Compensation-Stock Compensation." For additional information concerning our application of FASB ASC Topic 718, see Note 11 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2017. The amounts shown disregard the estimate of forfeitures related to service-based vesting conditions. The grant date fair value of nonvested equity share and performance cash unit awards is as follows for 2017:

Name	Non-Vested Equity Shares ($) (a)	Performance Cash Units ($) (b)(c)	Total ($)
R. Scot Woodall	$1,156,603	$1,308,288	$2,464,891
William M. Crawford	$245,507	$277,704	$523,211
Kenneth A. Wonstolen	$287,237	$324,907	$612,144
Troy L. Schindler	$279,764	$316,455	$596,219
William K. Stenzel	$253,937	$287,240	$541,177

(a)	These awards are measured at fair value based on the closing price of the Company's common stock on the date of grant.

(b)	These awards are measured using a Monte Carlo valuation on the date of grant.

(c)
The maximum potential grant date fair values of the performance cash units, assuming that each individual ultimately earned 200% of the total number of units granted, are as follows: Mr. Woodall- $2,616,576; Mr. Crawford- $555,408; Mr. Wonstolen- $649,814; Mr. Schindler- $632,910; Mr. Stenzel- $574,480.

(2)	Represents amounts earned and awarded under the Performance Cash Bonus Plan in the year indicated, paid in the subsequent year.

(3)
The amounts in the "All Other Compensation" column consist of (i) reimbursements for wellness (maximum $720 per year) and parking (maximum $1,680 per year); (ii) the amounts listed below relating to our 401(k) matching contributions; (iii) the amounts listed below of our discretionary Company contributions made to NEOs under the 2010 Deferred Compensation Plan; and (iv) the amounts listed below relating to long-term disability supplemental insurance for 2017.

Name	401(k) Matching Contributions	NQDC Matching Contributions	Long-Term Disability Supplemental
R. Scot Woodall	$16,200	$51,127	$8,912
William M. Crawford	$16,200	$11,374	$1,480
Kenneth A. Wonstolen	$16,200	$—	$3,389
Troy L. Schindler	$16,200	$14,298	$3,792
William K. Stenzel	$16,200	$11,252	$2,187

(4)	Mr. Crawford and Mr. Stenzel first became named executive officers during the year ended December 31, 2016.

Grants of Plan-Based Awards in 2017

During 2017, we granted non-equity and equity awards to the named executive officers as summarized below. For additional information regarding the compensation paid to our named executive officers, including grants of non-equity and equity awards, see the "Compensation Discussion and Analysis" section.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards (1)			All Other Stock Awards: Number of Shares of Stock or Units (#)	Grant Date Fair Value of Stock Awards ($) (2)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
R. Scot Woodall
2017 Cash Bonus Plan		$287,500	$575,000	$1,150,000
Restricted Stock Awards	2/6/2017							189,607	$1,156,603
Performance Cash Units	2/6/2017				1,896	189,607	379,214		$1,308,288
William M. Crawford
2017 Cash Bonus Plan		$78,803	$157,606	$315,212
Restricted Stock Awards	2/6/2017							40,247	$245,507
Performance Cash Units	2/6/2017				402	40,247	80,494		$277,704
Kenneth A. Wonstolen
2017 Cash Bonus Plan		$125,725	$251,449	$502,898
Restricted Stock Awards	2/6/2017							47,088	$287,237
Performance Cash Units	2/6/2017				471	47,088	94,176		$324,907
Troy L. Schindler
2017 Cash Bonus Plan		$97,964	$195,927	$391,854
Restricted Stock Awards	2/6/2017							45,863	$279,764
Performance Cash Units	2/6/2017				459	45,863	91,726		$316,455
William K. Stenzel
2017 Cash Bonus Plan		$88,920	$177,840	$355,680
Restricted Stock Awards	2/6/2017							41,629	$253,937
Performance Cash Units	2/6/2017				416	41,629	83,258		$287,240

(1)	These awards represent performance cash units granted in February 2017.

(2)
The amounts in the "Grant Date Fair Value of Stock Awards" column were determined in accordance with FASB ASC Topic 718. Restricted stock awards are measured at fair value based on the closing price of the Company's common stock on the date of grant. Performance cash units are measured using a Monte Carlo valuation on the date of grant. For additional information concerning our application of FASB ASC Topic 718, see Note 11 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2017.

Outstanding Equity Awards at December 31, 2017

The following table contains information with respect to outstanding equity awards for the named executive officers at December 31, 2017.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
R. Scot Woodall
2008 Incentive Plan	21,000	—		$39.02	2/16/2018
2008 Incentive Plan	52,230	—		$27.25	2/14/2019
2012 Incentive Plan (1)						15,590	$79,977
2012 Incentive Plan (2)						39,263	$201,419
2012 Incentive Plan (3)						169,602	$870,058
2012 Incentive Plan (4)						189,607	$972,684
2012 Incentive Plan (5)								117,790	$604,263
2012 Incentive Plan (6)								254,403	$1,305,087
2012 Incentive Plan (7)								189,607	$972,684
William M. Crawford
2008 Incentive Plan	5,752	—		$39.02	2/16/2018
2008 Incentive Plan	11,472	—		$27.25	2/14/2019
2012 Incentive Plan (1)						1,954	$10,024
2012 Incentive Plan (2)						5,091	$26,117
2012 Incentive Plan (3)						24,264	$124,474
2012 Incentive Plan (4)						40,247	$206,467
2012 Incentive Plan (5)								15,273	$78,350
2012 Incentive Plan (6)								36,396	$186,711
2012 Incentive Plan (7)								40,247	$206,467
Kenneth A. Wonstolen
2012 Incentive Plan (1)						3,555	$18,237
2012 Incentive Plan (2)						8,646	$44,354
2012 Incentive Plan (3)						33,325	$170,957
2012 Incentive Plan (4)						47,088	$241,561
2012 Incentive Plan (5)								25,938	$133,062
2012 Incentive Plan (6)								49,988	$256,438
2012 Incentive Plan (7)								47,088	$241,561
Troy L. Schindler
2008 Incentive Plan	9,500	—		$39.02	2/16/2018
2008 Incentive Plan	16,198	—		$27.25	2/14/2019
2012 Incentive Plan (1)						2,423	$12,430
2012 Incentive Plan (2)						6,483	$33,258

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
2012 Incentive Plan (3)						28,192	$144,625
2012 Incentive Plan (4)						45,863	$235,277
2012 Incentive Plan (5)								19,450	$99,779
2012 Incentive Plan (6)								42,289	$216,943
2012 Incentive Plan (7)								45,863	$235,277
William K. Stenzel
2012 Incentive Plan (8)						2,444	$12,538
2012 Incentive Plan (2)						5,788	$29,692
2012 Incentive Plan (3)						25,098	$128,753
2012 Incentive Plan (4)						41,629	$213,557
2012 Incentive Plan (5)								17,364	$89,077
2012 Incentive Plan (6)								37,647	$193,129
2012 Incentive Plan (7)								41,629	$213,557

(1)	These nonvested equity shares of common stock were granted on February 6, 2014 and vest 25% on February 16, 2015, 2016, 2017 and 2018.

(2)	These nonvested equity shares of common stock were granted on February 5, 2015 and vest 33.3% on February 16, 2016, 2017 and 2018.

(3)	These nonvested equity shares of common stock were granted on March 15, 2016 and vest 33.3% on February 16, 2017, 2018 and 2019.

(4)	These nonvested equity shares of common stock were granted on February 6, 2017 and vest 33.3% on February 16, 2018, 2019 and 2020.

(5)
These nonvested performance units were granted to the named executive officers on February 5, 2015 as part the "2015 Program" which granted units that will settle in cash. Vesting is contingent upon meeting certain operational, financial and market metrics that are selected by the Compensation Committee. It is possible for up to 200% of the original units to vest based on meeting the performance goals. The performance conditions for the vesting of these units were established by the Compensation Committee in March 2015. The performance units were originally scheduled to vest on May 1, 2018, however, on March 14, 2018, the Compensation Committee approved the vesting level at 104.1% and a revised payment date of March 23, 2018. For additional information concerning our performance goals, see Note 11 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2017.

(6)
These nonvested performance units were granted to the named executive officers on March 15, 2016 as part the "2016 Program" which granted performance cash units. Vesting is contingent upon meeting certain market metrics that are selected by the Compensation Committee. The performance units contingently vest on February 16, 2019 depending on the level at which the performance goals are achieved. It is possible for up to 200% of the original units to vest based on meeting the performance goals. The performance conditions for the vesting of these units were established by the Compensation Committee in March 2016. For additional information concerning our performance goals, see Note 11 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2017.

(7)
These nonvested performance units were granted to the named executive officers on February 6, 2017 as part of the "2017 Program" which granted performance cash units. Vesting is contingent upon meeting certain market metrics that are selected by the Compensation Committee. The performance units contingently vest on February 16, 2020 depending on the level at which the performance goals are achieved. It is possible for up to 200% of the original units to vest based on meeting the performance goals. The performance conditions for the vesting of these units were established by the Compensation Committee in March 2017. For additional information concerning our performance goals, see Note 11 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2017.

(8)	These nonvested equity shares of common stock were granted on September 8, 2014 and vest 25% on September 15, 2015, 2016, 2017 and 2018.

Option Exercises and Stock Vested in 2017

The following table contains information with respect to the named executive officers concerning option exercises and vesting of restricted stock during 2017.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
R. Scot Woodall	—	$—	220,348	$1,142,352
William M. Crawford	—	$—	29,432	$154,582
Kenneth A. Wonstolen	—	$—	47,825	$237,017
Troy L. Schindler	—	$—	36,439	$191,343
William K. Stenzel	—	$—	31,216	$154,868

Non-Qualified Deferred Compensation for 2017

Pursuant to the 2010 Deferred Compensation Plan, a participant can contribute up to 90% of a participant's combined base salary and actual bonus earned. In total, we will match the participant's contribution dollar for dollar up to 6% of the amount of the participant's cash salary and bonus that is in excess of the Annual Compensation Limit under IRC Section 401(a)(17). Beginning January 1, 2014, participants can defer into this plan with first dollar earned. The Compensation Committee has the discretion to discontinue or modify the match if business conditions warrant. All amounts deferred and matched under the plan vest immediately. The deferred amounts are payable to the participants at a time preselected by the participants, which can include separation from service, death or disability, a change in control, or a set in-service date. The amount of the payouts will be tied to actual investment returns chosen by each participant from a group of investment options selected by the plan committee.

The following table summarizes the named executive officers' compensation for 2017 under the 2010 Deferred Compensation Plan:

	Executive Contributions in 2017	Company Contributions in 2017	Aggregate Earnings (Losses) in 2017	Aggregate Withdrawals/ Distributions in 2017	Aggregate Balance at December 31, 2017
Name	($) (1)	($) (2)	($) (3)	($)	($)
R. Scot Woodall	$67,327	$51,127	$71,170	$—	$606,261
William M. Crawford	$11,374	$11,374	$1,032	$—	$46,794
Kenneth A. Wonstolen	$—	$—	$—	$—	$—
Troy L. Schindler	$19,549	$14,298	$882	$—	$126,350
William K. Stenzel	$68,630	$11,252	$21,493	$—	$162,202

(1)
The amounts reflected as Executive Contributions in this table are included in the Summary Compensation Table under "Salary". Executive Contributions reflected above are based on the employee's elected deferral percentage and eligibility for plan participation. The contributions come from salary and/or bonus and are deposited on a bi-weekly basis.

(2)	The amounts reflected as Company Contributions above are included in the Summary Compensation Table under "All Other Compensation".

(3)	These amounts are not included in the Summary Compensation Table.

Severance and Change-in-Control Arrangements

Our change-in-control agreements (the "CIC Agreements") with our chief executive officer, senior vice presidents and vice presidents (the "Senior Executive Officers"), including all of the named executive officers, have an effective date of January 1, 2015 and supersede the executives' prior change-in-control agreements. Each of the CIC Agreements has a term of five years following the effective date of the agreement. The following is a summary of the material terms of the CIC Agreements:

•
The CIC Agreements have a "double trigger" so that they are triggered when there is both a change in control of the Company and the person's employment is terminated within two years after the change in control other than a termination by us for cause or by the Senior Executive Officer without good reason. We believe that providing severance benefits in this situation is appropriate in order to ensure that our Senior Executive Officers are committed to completing a transaction that may be in the best interests of our shareholders without concerns for their job security. In the event both triggers occur, Senior Executive Officers will receive:

◦
A severance payment equal to two or three times the sum of the Senior Executive Officer's annualized base salary plus the greater of i) the executive's target annual bonus or ii) the average of the actual bonuses earned by the executive over the three-year period preceding the year of termination. This amount is payable in a lump sum.

◦	Lump sum equal to the greater of i) executive's pro rata bonus at target or ii) executive's pro rata bonus based on actual performance.

◦	Payment of a lump sum amount equivalent to the cost to continue all life, disability, accident, and health insurance, or reasonably equivalent benefits, for 24 or 36 months after termination.

◦	Payment of $12,000 for outplacement services to assist the Senior Executive Officer in obtaining new employment.

•	The CIC Agreements do not include excise tax gross-ups.

•
Upon termination of employment for any reason and not only after a change in control, the Senior Executive Officer will not solicit any of our employees for a period of two years after the termination of the Senior Executive Officer's employment.

•	The CIC Agreements also contain a requirement that the Senior Executive Officer keep our nonpublic information confidential.

Pursuant to the CIC Agreements, a change in control is deemed to occur if any of the following occurs:

•	Someone acquires 30% or more of our common stock;

•
The individuals who are members of our Board of Directors (the "Incumbent Board") cease for any reason to constitute at least a majority of the Board unless approved by a vote of at least a majority of the then Incumbent Board;

•	We consummate a merger, consolidation, or reorganization, unless certain circumstances are met;

•	Our complete liquidation or dissolution; or

•	The sale or other disposition of all or substantially all of our assets.

The planned merger with Fifth Creek will constitute a change in control for purposes of the CIC Agreements.

A termination by the Senior Executive Officer for "good reason" requires the following:

•
Assignment to the Senior Executive Officer of duties materially and adversely inconsistent with, or a substantial adverse alteration in the nature of, the Senior Executive Officer's responsibilities in effect immediately prior to the change in control;

•
A material reduction in either the Senior Executive Officer's salary or target bonus (if a target bonus has been established for the Senior Executive Officer) as each is in effect on the date of a change in control, or the discontinuance or material adverse alteration of any material pension, welfare or fringe benefit enjoyed by the Senior Executive Officer on the date of a change in control;

•
Relocation of the Senior Executive Officer's place of employment to any place in excess of 50 miles from the Senior Executive Officer's place of employment immediately prior to the change in control without the Senior Executive Officer's written consent;

•	Material breach by us of the change-in-control agreement that is not cured in the appropriate period; or

•	Failure by us to have our obligations under the change-in-control agreement assumed by any successor company.

"Cause" means:

•
If the Senior Executive Officer is party to an employment agreement or similar agreement with us and that agreement includes a definition of cause, the definition contained in that agreement applies (no officers currently have employment or similar agreements).

•	If no employment or similar agreement exists, it means:

◦	The Senior Executive Officer's failure to perform the duties reasonably assigned to him or her;

◦	Our good faith finding of the officer's dishonesty, gross negligence, or misconduct;

◦	A material breach by the Senior Executive Officer of any of our written employment policies or rules; or

◦	The Senior Executive Officer's conviction for, or his or her plea of guilty or nolo contendere to, a felony or any other crime which involves fraud, dishonesty, or moral turpitude.

Potential Payments Upon Termination, Including Termination as a Result of a Change-in-Control, as of December 31, 2017

The table below summarizes the estimated payments that would potentially be payable to our named executive officers pursuant to our Executive Severance Policy and Executive Retirement, Death and Disability Guidelines assuming that their employment terminated on December 31, 2017. Payments under the Executive Severance Policy and Executive Retirement, Death and Disability Guidelines are subject to the discretion of the Compensation Committee. Additionally, the table summarizes estimated payments that would be payable to our named executive officers under the CIC Agreements, assuming that their employment terminated on December 31, 2017 within two years following a change in control. No payment would be required in the event of a voluntary termination (other than for good reason, in which event the payments summarized below would apply), a termination by us or our successor for cause, or a termination by us before a change in control (unless the termination was within 180 days prior to the change in control and the transaction that results in the change in control is initiated prior to such termination, in which event the payments summarized below would apply).

Executive	Payment Elements	Resignation for Good Reason or Termination Without Cause	Retirement	Death or Disability	Termination in Connection with a Change in Control (7)
R. Scot Woodall
	Cash Severance (2)	$2,300,000	$—	$—	$3,825,000
	Termination Year Bonus (3)	$862,500	$—	$862,500	$862,500
	Equity Awards Acceleration (4)	$2,048,386	$—	$1,499,096	$3,354,147
	Health & Welfare (5)	$81,558	$—	$—	$122,338
	Outplacement Services (6)	$12,000	$—	$—	$12,000
	Total Benefit	$5,304,444	$—	$2,361,596	$8,175,985
William M. Crawford
	Cash Severance (2)	$444,162	$—	$—	$989,565
	Termination Year Bonus (3)	$267,930	$—	$267,930	$267,930
	Equity Awards Acceleration (4)	$303,825	$—	$206,037	$535,505
	Health & Welfare (5)	$40,779	$—	$—	$81,558
	Outplacement Services (6)	$12,000	$—	$—	$12,000
	Total Benefit	$1,068,696	$—	$473,967	$1,886,558
Kenneth A. Wonstolen (1)
	Cash Severance (2)	$880,071	$—	$—	$1,815,636
	Termination Year Bonus (3)	$271,022	$271,022	$271,022	$271,022
	Equity Awards Acceleration (4)	$439,958	$309,476	$309,476	$730,151
	Health & Welfare (5)	$40,909	$—	$—	$81,818
	Outplacement Services (6)	$12,000	$—	$—	$12,000
	Total Benefit	$1,643,960	$580,498	$580,498	$2,910,627
Troy L. Schindler (1)
	Cash Severance (2)	$522,472	$—	$—	$1,204,704
	Termination Year Bonus (3)	$372,261	$372,261	$372,261	$372,261
	Equity Awards Acceleration (4)	$363,319	$248,498	$248,498	$629,431
	Health & Welfare (5)	$27,273	$—	$—	$54,545
	Outplacement Services (6)	$12,000	$—	$—	$12,000
	Total Benefit	$1,297,325	$620,759	$620,759	$2,272,941
William K. Stenzel (1)
	Cash Severance (2)	$474,240	$—	$—	$1,052,771
	Termination Year Bonus (3)	$284,544	$284,544	$284,544	$284,544
	Equity Awards Acceleration (4)	$326,602	$221,483	$221,483	$566,239
	Health & Welfare (5)	$30,469	$—	$—	$60,939
	Outplacement Services (6)	$12,000	$—	$—	$12,000
	Total Benefit	$1,127,855	$506,027	$506,027	$1,976,493

(1)	Mr. Wonstolen, Mr. Schindler and Mr. Stenzel are retirement eligible and are eligible to receive the same benefits upon retirement that they would receive upon death or disability.

(2)
Upon termination without cause or resignation for good reason, Mr. Woodall is entitled to receive an amount equal to two times (2x) the sum of (i) the NEO's base salary in effect at the time of termination plus (ii) an amount equal to the NEO's target cash bonus in the year in which the termination occurs. Mr. Wonstolen is entitled to receive an amount that is one and one-half times (1.5x) the above sum and Mr. Crawford, Mr. Schindler and Mr. Stenzel are entitled to receive an amount that is one times (1x) the above sum. In the event of termination without cause or resignation for good reason following a change in control, Mr. Woodall and Mr. Wonstolen are entitled to receive an amount that is three times (3x) the sum of (i) the NEO's base salary in effect at the time of termination plus (ii) the greater of (A) an amount equal to the NEO's target cash bonus in the year in which the termination occurs of (B) the average of the actual cash bonus paid in the most recent three years preceding the calendar year of termination. Mr. Crawford, Mr. Schindler and Mr. Stenzel are entitled to receive an amount that is two times (2x) the above sum.

(3)
Upon termination due to death or disability, termination without cause, or resignation for good reason, each NEO is entitled to receive a termination year bonus paid pro-rata at the Committee's discretion. The Committee can choose to pay based on target, actual performance or other factors. The termination year bonus is shown at actual performance for the performance period ended on December 31, 2017. Under termination without cause or a resignation for good reason following a change in control, each NEO is entitled to receive a termination year bonus pro-rata amount equal to the greater of (A) target or (B) actual bonus based on performance for the performance period ended on December 31, 2017. The termination year bonus is shown at actual.

(4)
In the event of termination without cause or resignation for good reason, all outstanding stock options and time-vesting restricted stock awards that will vest within 12 months of the termination date will immediately vest unless the award was granted within the last 6 months, in which case they are forfeited. Performance-based awards will immediately vest pro-rata based on actual performance for TSR through the termination date and at target for financial/operational metrics, unless the awards were granted within the last 12 months, in which case they are forfeited. The 2015 and 2016 performance-based awards are shown at actual performance for TSR through December 31, 2017 and at target for financial/operational metrics. The 2017 award was granted within the last 12 months and thus forfeited. In the event of death, disability or retirement, all unvested time-vesting restricted stock awards will be forfeited and all unvested stock options will immediately vest unless granted within the last 6 months, in which case they are forfeited. Performance-based awards will vest pro-rata based on actual performance following the completion of the full performance period unless the awards were granted within the last 12 months, in which case they are forfeited. The 2015 performance-based award is shown at actual performance for the performance period ended on December 31, 2017. The 2016 performance-based award is shown at target. The 2017 performance-based award was granted within the last 12 months and thus forfeited. Under termination without cause or resignation for good reason following a change in control, all outstanding stock options and time-vesting restricted stock awards will immediately vest. Performance-based awards will vest based on actual performance for TSR through the termination date and at target for financial/operational metrics. The 2015, 2016 and 2017 performance-based awards are shown at actual performance for TSR through December 31, 2017 and at target for financial/operational metrics.

(5)
In the event of termination without cause or resignation for good reason, health and welfare benefits will continue for Mr. Woodall for 24 months, Mr. Wonstolen for 18 months and Messrs. Crawford, Schindler and Stenzel for 12 months. In the event of termination without cause or a resignation for good reason following a change in control, health and welfare benefits will continue for Messrs. Woodall and Wonstolen for 36 months and Messrs. Crawford, Schindler and Stenzel for 24 months.

(6)
In the event of a termination without cause or resignation for good reason, each NEO is eligible to receive outplacement services valued at $12,000. In the event of a termination without cause or a resignation for good reason following a change in control, each NEO is entitled to receive outplacement services valued at $12,000.

(7)
The agreements provide that in the event the potential payments would constitute "excess parachute payments" within the meaning of Section 280G of the Internal Revenue Code, or result in any interest or penalties with respect to such excise tax, then the amount of the payout would be either (i) a reduced amount equal to $1.00 less than three times (3x) the "base amount" as defined in Section 280G(3) of the Internal Revenue Code (the "Reduced Payment"), or (ii) the full amount of the payout, whichever results in the best after-tax amount to the executive.

CEO Pay Ratio

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, we have included a comparison of our CEO's total annual compensation to that of our "Median Employee," as defined below.

We identified the "Median Employee" based on earnings paid during calendar year 2017 to all employees employed by us as of December 31, 2017. We used a consistently applied compensation measure to determine earnings, which included regular pay, bonus, holidays, bereavement, jury duty, overtime, sick pay, vacation, and 401k match. The annual total compensation of our median employee was $126,194. As disclosed in the Summary Compensation Table appearing on page 24, our CEO had annual total compensation of $3,978,015. Based on the foregoing, our estimate of the ratio of the annual total compensation of our CEO to the median of the annual total compensation of all other employees was 31.5 to 1.

Indemnification Agreements

We have entered into an indemnification agreement with each of our directors and executive officers. These agreements require us, among other things, to indemnify our directors and officers against certain liabilities that may arise by reason of their status or service as directors or officers, to advance their expenses incurred as a result of a proceeding as to which they may be indemnified, and to cover them under any directors' and officers' liability insurance policy that we choose, in our discretion, to maintain. These indemnification agreements are intended to provide indemnification rights to the fullest extent permitted under applicable indemnification rights statutes in the State of Delaware and will be in addition to any other rights that the indemnitee may have under our Restated Certificate of Incorporation, Bylaws, and applicable law.

Director Compensation

In 2017, our non-employee directors ("Outside Directors") received an annual retainer of $65,000, paid in quarterly installments. The Chair of the Audit Committee received an additional annual retainer of $25,000, the Chair of the Compensation Committee received an additional annual retainer of $15,000, and the chairs of other standing committees received an additional annual retainer of $10,000. The Non-Executive Chairman of the Board received an additional retainer of $75,000, paid in quarterly installments.

Outside Directors may elect to receive all or a portion of their cash compensation for a calendar year in the form of restricted common stock units. After each quarter, shares with a fair market value equal to the fees payable for that quarter, calculated using the closing price on the NYSE on the last trading day of the quarter, are delivered to each Outside Director who elected before that calendar year to receive shares in lieu of cash payments.

Outside Directors are reimbursed for all reasonable out-of-pocket expenses incurred in attending meetings of the Board and its committees and director education programs.

The Outside Directors also receive annual compensation in the form of equity to better align their interests with the interests of our shareholders. The equity portion of the compensation for Outside Directors is paid in the form of restricted common stock units having a grant date fair value of $125,000. The restricted common stock units are granted to each Outside Director on June 1 of each calendar year (the "Date of Grant"). All restricted common stock units are settled through the issuance of common stock. Unless prior to the Date of Grant the director has elected a later settlement date, the restricted common stock units are settled on the earlier to occur of the first anniversary of the Date of Grant or the date that the Outside Director ceases to be a director other than as a result of removal from office. Outside Directors elected other than at an annual meeting of shareholders are eligible for a partial equity award.

The table below sets forth the compensation for our Outside Directors for the year ended December 31, 2017.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Total ($)
Jim W. Mogg (2)	$75,000	$190,000	$265,000
William F. Owens (2)	$75,000	$125,000	$200,000
Edmund P. Segner, III (2)	$75,000	$125,000	$200,000
Randy I. Stein (2)	$90,000	$125,000	$215,000
Michael E. Wiley (2)	$80,000	$125,000	$205,000

(1)
This column includes $125,000 for each director, which is the grant date fair value of the awards as calculated in accordance with ASC Topic 718, of the portion of each director's annual compensation paid in the form of restricted common stock units. This amount disregards the estimate of forfeitures. For additional information about assumptions see Note 11 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2017. This column also includes $65,000 for Mr. Mogg, which is the dollar amount of quarterly director fees that were paid in the form of our restricted common stock units. After each quarter, restricted common stock units with a value equal to the fees payable for that quarter, calculated using the closing price of our common stock on the NYSE on the last trading day of the quarter, are delivered to the directors who elected prior to January 1, 2017 to receive restricted common stock units in lieu of cash payments. Mr. Mogg was the only director who elected to receive quarterly director fees in stock during the year ended December 31, 2017.

(2)	As of December 31, 2017, each director held the following number of outstanding restricted common stock units:

Name	Restricted Stock Units (#) (a)
Jim W. Mogg	35,612
William F. Owens	76,389
Edmund P. Segner, III	89,334
Randy I. Stein	35,612
Michael E. Wiley	35,612

(a)	Includes 40,777 restricted stock units for Mr. Owens and 53,722 restricted stock units for Mr. Segner that have vested, but such director chose to defer the settlement until a later date.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, requires our directors and executive officers, and persons who own more than ten percent of our common stock, to file with the SEC and any exchange or other system on which such securities are traded or quoted, initial reports of ownership and reports of changes in ownership of our common stock.

To our knowledge, based solely on a review of the copies of such reports and amendments thereto furnished to us and written representations that no other reports were required, we believe that all required reports of our officers, directors and greater than ten percent shareholders under Section 16(a) were timely filed during the year ended December 31, 2017.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics governing business conduct and relevant actions of our officers, directors, employees, and certain other persons who have relationships or dealings with us. The Code of Business Conduct and Ethics includes our code of ethics for senior financial management. The Code of Business Conduct and Ethics also sets forth procedures for reporting concerns about accounting, auditing, internal controls, financial, or other matters and provides a mechanism for submitting any concerns or questions either to our General Counsel or to a third party monitored hotline service. Any concerns submitted on an anonymous basis related to financial matters will be directed to the Audit Committee, while any questions relating to any other matter will be directed to our legal counsel or human resources department. A current copy of the Code of Business Conduct and Ethics is posted on our website at www.billbarrettcorp.com and a printed copy may be obtained by sending a request to our Corporate Secretary at our corporate headquarters. Any waiver from a provision of the Code of Business Conduct and Ethics that applies to our directors or executive officers is required to be approved by the Board or the Nominating and Corporate Governance Committee, will be disclosed in accordance with the relevant rules and regulations of the SEC and the New York Stock Exchange and will be posted on our website.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table and footnotes show information as of February 13, 2018, except as otherwise noted, regarding the beneficial ownership of our common stock by:

•	each shareholder known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock;

•	each member of our Board of Directors and each of our named executive officers; and

•	all members of our Board of Directors and our executive officers as a group.

Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the shareholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Unless otherwise indicated, the address for each person set forth in the table is c/o Bill Barrett Corporation, 1099 18th Street, Suite 2300, Denver, Colorado 80202.

In calculating the number of shares beneficially owned by each person and the percentage owned by each person, we have assumed that all shares issuable upon exercise of options or the vesting of stock awards within 60 days of February 13, 2018 are beneficially owned by that person. The total number of shares outstanding used in calculating the percentage owned does not include these shares for other persons.

Name and Address of Beneficial Owner	Number of Common Shares Beneficially Owned		Percentage of Outstanding Common Shares Beneficially Owned (1)
5% Shareholders:
BlackRock, Inc. 55 East 52nd Street New York, NY 10055	12,359,488	(2)	11.1%
Franklin Resources, Inc. One Franklin Parkway San Mateo, CA 94403	10,500,000	(3)	9.4%
Dimensional Fund Advisors LP 6300 Bee Cave Road Austin, TX 78746	6,435,079	(4)	5.8%
Renaissance Technologies LLC 800 Third Avenue New York, NY 10022	6,266,600	(5)	5.6%
Vanguard Group Inc. 100 Vanguard Boulevard Malvern, PA 19355	5,890,343	(6)	5.3%
Named Executive Officers:
R. Scot Woodall	990,911	(7)	*
Kenneth A. Wonstolen	204,319	(8)	*
Troy L. Schindler	204,375	(9)	*
William K. Stenzel	149,011	(10)	*
William M. Crawford	183,246	(11)	*
Non-Employee Directors:
Jim W. Mogg	202,795	(12)	*
William F. Owens	97,321	(13)	*
Edmund P. Segner, III	93,473	(14)	*
Randy I. Stein	92,973	(12)	*
Michael E. Wiley	125,986	(12)	*
All executive officers and directors as a group (10 persons)	2,344,410	(15)	2.1%

*	Less than 1%.

(1)	Based on an aggregate of 111,169,692 shares of our common stock outstanding as of February 13, 2018.

(2)
Based solely on information as of December 31, 2017 included in a Schedule 13G/A filed with the SEC on January 23, 2018, BlackRock, Inc. holds sole voting power as to 12,126,216 shares and sole dispositive power as to 12,359,488 shares.

(3)
Based solely on information as of December 31, 2017 included in a Schedule 13G/A filed with the SEC on January 10, 2018 by Franklin Resources, Inc. ("FRI"), Charles B. Johnson, Rupert H. Johnson, Jr. and Franklin Advisers, Inc. Franklin Advisers, Inc. is a wholly owned subsidiary of FRI. Charles B. Johnson and Rupert H. Johnson Jr. (the "Principal Shareholders") each own in excess of 10% of the outstanding common stock of FRI and are the principal stockholders of FRI. FRI and the Principal Shareholders may be deemed to be, for purposes of Rule 13d-3 under the Exchange Act, the beneficial owners of securities held by persons and entities for whom or for which FRI subsidiaries provide investment management services. Franklin Advisers, Inc. holds sole voting power as to 10,500,000 shares and sole dispositive power as to 10,500,000 shares.

(4)
Based solely on information as of December 31, 2017 included in a Schedule 13G filed with the SEC on February 9, 2018. Dimensional Fund Advisors LP, an investment adviser registered under Section 203 of the Investment Advisors Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager or sub-adviser to certain other commingled funds, group trusts and separate accounts (such investment companies, trusts and accounts, collectively referred to as the "Funds"). In certain cases, subsidiaries of Dimensional Fund Advisors LP may act as an adviser or sub-adviser to certain Funds. In its role as investment advisor, sub-adviser and/or manager, Dimensional Fund Advisors LP or its subsidiaries (collectively, "Dimensional") may possess voting and/or investment power over the securities of the Company that are owned by the Funds, and may be deemed to be the beneficial owner of the shares of the Company held by the Funds. However, all securities reported in this table are owned by the Funds. Dimensional disclaims beneficial ownership of such securities. Dimensional Fund Advisors LP holds sole voting power as to 6,124,014 shares and holds sole dispositive power as to 6,435,079 shares.

(5)
Based solely on information as of August 3, 2017 included in a Schedule 13G filed with the SEC on February 14, 2018 by Renaissance Technologies LLC and Renaissance Technologies Holdings Corporation. Renaissance Technologies LLC and Renaissance Technologies Holdings Corporation hold sole voting power as to 5,896,773 shares and sole dispositive power as to 6,266,600 shares.

(6)
Based solely on information as of December 31, 2017 included in a Schedule 13G/A filed with the SEC on February 12, 2018, The Vanguard Group holds sole voting power as to 92,779 shares, shared voting power as to 2,966 shares, sole dispositive power as to 5,804,293 shares and shared dispositive power as to 86,050 shares.

(7)	Includes 73,230 shares of common stock issuable upon the exercise of vested options and 2,227 shares in Mr. Woodall's company 401(k) account.

(8)	Includes 1,114 shares in Mr. Wonstolen's company 401(k) account.

(9)	Includes 25,698 shares of common stock issuable upon the exercise of vested options and 2,102 shares in Mr. Schindler's company 401(k) account.

(10)	Includes 433 shares in Mr. Stenzel's company 401(k) account.

(11)	Includes 17,224 shares of common stock issuable upon exercise of vested options and 3,035 shares in Mr. Crawford's company 401(k) account.

(12)	Includes 35,612 restricted stock units that could vest within 60 days of February 13, 2018.

(13)
Includes 40,777 vested restricted stock units for which Mr. Owens elected to defer settlement to a later date and 35,612 restricted common stock units that could vest within 60 days of February 13, 2018.

(14)
Includes 53,722 vested restricted stock units for which Mr. Segner elected to defer settlement to a later date and 35,612 restricted common stock units that could vest within 60 days of February 13, 2018.

(15)
Includes 116,152 shares of common stock issuable upon the exercise of vested options, and 178,060 restricted common stock units that could vest within 60 days of February 13, 2018, for all directors and executive officers as a group.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Review and Approval of Related Party Transactions

Pursuant to the terms of its Charter, the Audit Committee shall review, and approve, deny or ratify all related party transactions. Related party transactions are strongly discouraged. All proposed related party transactions are disclosed to, and subject to approval by, the Audit Committee, and are considered on a case-by-case basis.

During 2017, JPMorgan Chase & Co. ("JPMorgan") reported beneficial ownership of more than 5.0% of our outstanding shares of common stock, over 95% of which were held on behalf of its clients. J.P. Morgan Securities LLC, a subsidiary of JPMorgan, acted as sole book running manager of our underwritten public offering of 23,205,529 shares of common stock, which closed on December 5, 2017, for which it was paid approximately $3.5 million in underwriting discounts and fees. Additionally, JPMorgan Chase Bank, N.A. is Administrative Agent and J.P. Morgan Securities Inc. is Sole Lead Arranger and Sole Book-

Runner of our revolving credit facility. Both are affiliates of JPMorgan. We paid JPMorgan Chase Bank, N.A., J.P. Morgan Securities Inc., and the other lenders fees in the amount of approximately $1.5 million for these services in 2017, and anticipate paying them similar fees in 2018. No amounts were outstanding under the credit facility in 2017. All agreements were negotiated at arm's length and reviewed and ratified by the Audit Committee.

Director Independence

The Board of Directors assesses directors' independence each year, and periodically as circumstances change. A director cannot be considered independent unless the Board affirmatively determines that such director does not have any material relationship with the Company, including any of the relationships that would disqualify the director from being independent under the rules of the NYSE. The Board has determined that Messrs. Mogg, Owens, Segner, Stein, and Wiley are independent. As the Company’s President and Chief Executive Officer, Mr. Woodall is not considered an independent director.

All members of the Company’s Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are considered independent, satisfying NYSE listing standards.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents aggregate fees billed or expected to be billed by Deloitte & Touche LLP for the last two fiscal years (in thousands):

	2017	2016
Audit Fees (1)	$560,000	$545,000
Audit-Related Fees (2)	288,000	150,000
Tax Fees	—	—
All Other Fees (3)	2,793	2,695
Total Fees	$850,793	$697,695

(1)
The aggregate fees billed for professional services rendered by Deloitte & Touche LLP for its audit of our annual financial statements, its review of our quarterly financial statements, and the audit of our internal controls as required under the Sarbanes-Oxley Act of 2002.

(2)	Other fees billed for professional services rendered by Deloitte & Touche LLP for its reviews of the Company's registration statements and other filings associated with recent or pending transactions.

(3)	The Company paid Deloitte & Touche LLP for an annual subscription for certain research software.

Audit Committee Pre-Approval

Our Audit Committee Charter provides that either: (1) the Audit Committee shall pre-approve all auditing and non-auditing services of the independent auditor, subject to de minimis exceptions for other than audit, review, or attest services that are approved by the Audit Committee prior to completion of the audit; or (2) the engagement of the independent auditor be entered into pursuant to pre-approved policies and procedures established by the Audit Committee, provided that the policies and procedures are detailed as to the particular services and the Audit Committee is informed of each service. The Audit Committee pre-approved all of Deloitte & Touche LLP's fees for services in 2016 and 2017.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(3) Exhibits.

Exhibit Number	Description of Exhibits
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BILL BARRETT CORPORATION

Date:	March 19, 2018	By:	/s/ R. Scot Woodall
R. Scot Woodall
Chief Executive Officer and President